Form 10-K
period 1993-11-27
CLARCOR INC
filed 1994-02-24
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1993

                                       OR

[ ]                    TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
                               ------------------------------------

COMMISSION FILE NUMBER 0-3801

                                  CLARCOR Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                  36-0922490
- ------------------------------     ----------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2323 Sixth Street, P.O. Box 7007, Rockford, Illinois        61125
- -----------------------------------------------           ---------
(Address of principal executive offices)                 (Zip Code)
Registrant's telephone number, including area code:    815-962-8867
                                                       ------------
Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS               ON WHICH REGISTERED
- ---------------------------------------------------------------------
Common Stock, par value $1.00 per share        New York Stock
                                               Exchange
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
                                None
             -------------------------------------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value (based on the closing price of registrant's Common Stock on February 1, 1994 as reported on the New York Stock Exchange Composite Transactions) of the voting stock held by non-affiliates of the registrant as at February 1, 1994 is $307,443,549.

The number of outstanding shares of common stock, as of February 1, 1994 is 14,828,169 shares.

Certain portions of the registrant's 1993 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 24, 1994 for the Annual Meeting of Shareholders to be held on March 31, 1994 are incorporated by reference in Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    (A) GENERAL DEVELOPMENT OF BUSINESS

    CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

    In fiscal 1991, CLARCOR converted from a fiscal year ending on November 30 to a fiscal year ending on the Saturday closest to November 30. For fiscal year 1993, the year ended on November 27, 1993 and for fiscal year 1992 the year ended on November 28, 1992. In this Form 10-K, all references to fiscal year ends will be stated as November 30 for consistency of presentation.

    (I) CERTAIN SIGNIFICANT EVENTS.

        On December 31, 1992, CLARCOR completed the sale of its Precision Products Group to a privately held company. The sale was deemed to be effective as of November 30, 1992. The Precision Products Group manufactured and sold springs and tubular products for original equipment markets.

        On April 30, 1993 the Company purchased all of the outstanding shares of Airguard Industries, Inc. for cash. Airguard is a leading international producer and distributor of air filtration products. With five manufacturing plants, Airguard makes a broad line of air filters and markets them through a network of more than 500 distributors throughout the world.

        Airguard primarily serves the commercial, industrial and institutional markets by providing air filters for heating, ventilation and environmental control systems. Airguard's principal manufacturing facility is in New Albany, Indiana, with other manufacturing and assembly plants located in Louisville, Kentucky; Corona, California; Garland, Texas; and Tijuana, Mexico. Airguard also has seven factory-owned distribution centers located in key major markets. Annual sales approximate $40 million.

        On June 25, 1993, the Company purchased substantially all of the assets and business of Guardian Filter Company, a manufacturer of filters for liquids based in Louisville, Kentucky, for cash. The purchase was deemed to be effective as of June 1, 1993. Guardian Filter's filtration products serve the automotive, railroad and industrial markets. Annual sales approximate $8 million.

        Effective January 31, 1994, the Company sold the assets and ongoing business of OilpureSystems for cash. OilpureSystems is engaged in manufacturing and purification of industrial process oils. The transaction will have no material effect on the Company's results of operations for fiscal 1994.

    (II) SUMMARY OF BUSINESS OPERATIONS.

        During 1993, the Company conducted business in two principal industry groups: (1) Filtration Products and (2) Consumer Products.

    FILTRATION PRODUCTS. Filtration Products include filters used primarily in the replacement market in the trucking, construction, industrial, farm equipment, diesel locomotive, automotive and environmental industries. It also includes filters used in clean room applications in the medical, pharmaceutical and food and beverage processing industries. The Company's Filtration Products include filters for oil, air, fuel, coolants and hydraulic fluids for trucks, automobiles, construction and industrial equipment, locomotives, marine and farm equipment.

    The Company distributes filters and filtration products throughout Europe through its Baldwin Filters N.V. and Baldwin Filters Limited subsidiaries. The Company also owns 20% of the outstanding

Common Stock of G.U.D. Holdings Limited ("GUD") and has a 50-50 joint venture with GUD named Baldwin Filters (Aust.) Pty. Ltd. to market heavy duty liquid and air filters in Australia and New Zealand.

    CONSUMER PRODUCTS. Consumer Products include a wide variety of custom styled containers and packaging items used primarily by the food, spice, drug, toiletries, tobacco and chemical specialties industries. The Company's Consumer Products consist of lithographed metal containers, flat sheet decorating, combination metal and plastic containers, plastic closures, collapsible metal tubes, composite containers and various specialties, such as spools for wire and cable, dispensers for razor blades and outer shells for dry cell batteries.

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Business segment information for the fiscal years 1991 through 1993 is included on page 45 of the Company's 1993 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of
Exhibit 13(a)(vi) to this 1993 Annual Report on Form 10-K ("1993 Form 10-K").

    (C) NARRATIVE DESCRIPTION OF THE BUSINESS

FILTRATION PRODUCTS

    The Company's filtration products business is conducted by the Filtration Products Group which includes the following wholly-owned subsidiaries: Baldwin Filters, Inc.; Airguard Industries, Inc.; Clark Filter, Inc.; CLARCOR Air Filtration, Inc.; Guardian Filter Company; MicroPure Filtration, Inc.; Baldwin Filters N.V.; and Baldwin Filters Limited. In addition, the Company owns (i) 20% of GUD, and (ii) 50% of Baldwin Filters (Aust.) Pty. Ltd., and (iii) 60% of
PleaTech Co. PleaTech is a technology and manufacturing joint venture for extended life, high-efficiency filters.

    The Company markets a line of over 4,000 types of oil, air, fuel, coolant and hydraulic fluid filters. The Company's filters are used in a wide variety of applications including engines, equipment, environmentally controlled areas and processes where effectiveness, reliability and durability are essential. Impure air or fluid impinge upon a paper, cotton, synthetic, chemical or membrane filter media which collects the impurities which are disposed of when the filter is changed. Paper filters have pleated paper elements held in specially treated paper or metal containers and the cotton and synthetic filters use wound or compressed fibers with high absorption characteristics. The Company's filters are sold throughout the United States and Canada and world-wide, primarily in the replacement market for truck, automobile, marine, construction, industrial and farm equipment and food and beverage processing. In addition, some filters are sold to the original equipment market.

CONSUMER PRODUCTS

    The Company's consumer products business is conducted by the Consumer Products Group which includes the Company's wholly-owned subsidiary, J. L. Clark, Inc. ("J. L. Clark").

    In fiscal 1993 over 1,500 different types and sizes of containers and metal packaging specialties were manufactured for the Company's customers. Flat sheet decorating is provided by use of state-of-the-art lithography equipment. Metal, plastic and paper containers and plastic closures manufactured by the Company are used in marketing a wide variety of dry and paste form products, such as food specialties (tea, spices, dry bakery products, potato chips, pretzels, candy and other confections); cosmetics and toiletries; drugs and pharmaceuticals; chemical specialties (hand cleaners, soaps and special cleaning compounds); and tobacco products. Metal packaging specialties include shells for dry batteries, dispensers for razor blades, spools for insulated and fine wire, and custom decorated flat steel sheets.

    Containers and metal packaging specialties are manufactured only upon orders received from customers and individualized containers and packaging specialties are designed and manufactured, usually with distinctive decoration, to meet each customer's marketing and packaging requirements and specifications.

    Through the Tube Division of J. L. Clark, the Company manufactures collapsible metal tubes for packaging ointments, artists' supplies, adhesives, cosmetic creams and other viscous materials. Over 150 types and sizes of collapsible metal tubes are manufactured. Tubes are custom manufactured from aluminum to the customer's specifications as to size, shape, neck design and decoration. Both coating and lithographic tube printing decoration techniques are used.

DISTRIBUTION

    Filtration Products are sold primarily through a combination of independent distributors and dealers for original equipment manufacturers. The Australian joint venture markets heavy duty filtration products through the distributors of GUD, the Company's joint venture partner. Baldwin filters are distributed in Canada by the largest Canadian distributor of heavy duty filters.

    Consumer Products Group salespersons call directly on customers and prospective customers for containers and packaging specialties. Each salesperson is trained in all aspects of the Company's manufacturing processes with respect to the products sold and as a result is qualified to consult with customers and prospective customers concerning the details of their particular requirements.

CLASS OF PRODUCTS

    The percentage of the Company's sales volume contributed by each class of similar products within the Company's Consumer Products Group which contributed 10% or more of sales is as follows:

                                1993   1992   1991
                                ----   ----   ----
Containers....................   24%    24%    26%

No class of products within the Company's Filtration Products Group accounted for as much as 10% of the total sales of the Company.

RAW MATERIAL

    Steel (black plate and tin plate), filter media, aluminum sheet and coil, stainless steel, MB hard drawn and oil tempered wire, chrome vanadium, chrome silicon, resins and aluminum slugs for tubes, roll paper, bulk and roll plastic materials and cotton, wood and synthetic fibers are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 1993.

PATENTS

    Certain features of some of the Company's Filtration and Consumer products are covered by domestic and, in some cases, foreign patents or patent applications. While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection.

CUSTOMERS

    The largest 10 customers of the Filtration Products Group accounted for 14.9% of the $156,165,000 of fiscal year 1993 sales of such Group.

    The largest 10 customers of the Consumer Products Group accounted for 42.7% of the $69,154,000 of fiscal year 1993 sales of such Group.

    No single customer accounted for 10% or more of the Company's consolidated 1993 sales.

BACKLOG

    At November 30, 1993, the Company had a backlog of firm orders for products amounting to approximately $25,100,000. The comparable backlog figure for 1992 was approximately $20,100,000. All of the orders on hand at November 30, 1993 are expected to be filled during fiscal 1994. The Company's backlog is not subject to significant seasonal fluctuations.

COMPETITION

    The Company encounters strong competition in the sale of all of its products.

    In the Filtration Products Group, the Company competes in a number of markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of available industry-wide data. However in the replacement market for heavy duty liquid and air filters used in internal combustion engines the Company believes that it is among the top five measured by annual sales with a market share of approximately 13%. In addition, the Company believes that it is the largest manufacturer of liquid and air filters for diesel locomotives.

    In the Consumer Products Group, its principal competitors are approximately 10 manufacturers whose sales and product lines are smaller than the Company's and who often compete on a regional basis only. In the Consumer Products market, strong competition is also presented by manufacturers of paper, plastic and glass containers. The Company's competitors generally manufacture and sell a wide variety of products in addition to packaging products of the type produced by the Company and do not publish separate sales figures relative to these competitive products. Consequently, the Company is unable to state its relative competitive position in those markets.

    The Company believes that it is able to maintain its competitive position because of the quality of its products and services.

PRODUCT DEVELOPMENT

    The Company's laboratories test filters, containers, filter components, paints, inks, varnishes, adhesives and sealing compounds to insure high quality manufacturing results, aid suppliers in the development of special finishes and conduct controlled tests of finishes and newly designed filters and containers being perfected for particular uses. Product development departments are concerned with the improvement of existing filters, consumer products and the creation of new and individualized filters, containers and consumer products, in order to broaden the uses of these items, counteract obsolescence and evaluate other products available in the marketplace. During fiscal 1993, construction was completed on a new 25,000 square foot technical center in Kearney, Nebraska to enhance the technology in the heavy duty filter industry.

    In fiscal 1993, the Company employed 45 professional employees on a full-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $2,824,000 on such activities as compared with $2,248,000 for 1992 and $2,159,000 for 1991.

ENVIRONMENTAL FACTORS

    The Company is not aware of any facts which would cause it to believe that it is in material violation of existing applicable standards respecting emissions to the atmosphere, discharges to waters, or treatment, storage and disposal of solid or hazardous wastes. There are no pending material claims or actions against the Company alleging violations of such standards.

    The Company does anticipate, however, that it may be required to install additional pollution control equipment to augment existing equipment in the future in order to meet applicable environmental standards. The Company is presently unable to predict the timing or the cost of such equipment and cannot give any assurance that the cost of such equipment may not have an adverse effect on earnings.

EMPLOYEES

    As of November 30, 1993, the Company had approximately 2,062 employees.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Foreign sales were not material in any of the fiscal years ended November 30, 1993, 1992 or 1991.

    Export sales for the fiscal years ended November 30, 1993, 1992 and 1991 were $18,008,000, $10,882,000 and $10,175,000, respectively.

ITEM 2.  PROPERTIES.

    (I) LOCATION

    The corporate office building located in Rockford, Illinois, houses the Corporate offices and the Group offices for the Filtration and Consumer Products headquarters in 32,000 square feet of office space.

    FILTRATION  PRODUCTS.    The following  is  a description  of  the principal
properties owned and utilized by the Company in conducting its Filtration Products business:

    The Baldwin Filters' Kearney, Nebraska plant contains 410,000 square feet of manufacturing and warehousing space, 25,000 square feet of research and development space, and 40,000 square feet of office space. It is located on a site of approximately 40 acres.

    Airguard Industries has five manufacturing locations. It leases 167,000 square feet in New Albany, Indiana on a 8.5 acre tract of land, 20,000 square feet in Louisville, Kentucky on a 2.5 acre tract of land, 15,000 square feet in Garland, Texas on a .7 acre tract of land, and 15,000 square feet in Tijuana, Mexico on a .7 tract of land. Airguard owns a 38,000 square foot manufacturing facility on a 1.8 acre tract of land in Corona, California.

    Airguard sales outlets with warehousing are located in Louisville, Kentucky; Cincinnati, Ohio; Nashville, Tennessee; Atlanta, Georgia; Birmingham, Alabama; Dallas, Texas; and Corona, California.

    The Company also manufactures Clark and HEFCO brand filters at the Hempfield Division plant located in Lancaster, Pennsylvania on an 11.4-acre tract of land. The building, constructed about 1968, contains 168,000 square feet of manufacturing and office space.

    The Guardian Filter plant, located in Louisville, Kentucky on a 7.5 acre tract of land, contains 73,000 square feet of manufacturing and office facilities.

    The  Company  assembles   MicroPure  products  in   5,000  square  feet   of
manufacturing and laboratory space in its Rockford, Illinois facilities.

    The Company has a capital lease for a 100,000 square foot manufacturing facility on a site of 20 acres in Gothenburg, Nebraska.

    CONSUMER PRODUCTS. The following is a description of the principal properties owned and utilized by the Company in conducting its Consumer Products business: The Company's J. L. Clark, Rockford, Illinois plant, located on 34 acres, consists of one-story manufacturing buildings, the first of which was constructed in 1910. Since then a number of major additions have been constructed and an injection molding plant was constructed in 1972. Approximately 429,000 square feet of floor area are devoted to manufacturing, warehouse and office use. Of the 34 acres, approximately 12 are vacant.

    A J. L. Clark plant is located in Lancaster, Pennsylvania on approximately 11 acres. It consists of a two-story office building containing approximately 7,500 square feet of floor space and a manufacturing plant and warehouse containing 236,000 square feet of floor space, most of which is on one level. These buildings were constructed between 1924 and 1964.

    The J. L. Clark Tube Division's manufacturing plant is located in Downers Grove, Illinois on a 5-acre tract of land. The one-story building, constructed in 1963, currently contains 58,000 square feet of floor space and can be expanded by an additional 100,000 square feet under present zoning ordinances.

    The various properties owned by the Company are considered by it to be in good repair and well maintained. All of the manufacturing facilities are adequate for the current sales volume of the Company's products and can accommodate significant expansion of production levels before plant additions are required.

    (II) FUNCTION

    FILTRATION PRODUCTS. Oil, air, fuel, hydraulic fluid and coolant filters are produced at Baldwin in Kearney, and Gothenburg, Nebraska. Much of the Baldwin plant equipment has been built or modified by Baldwin. The various processes of pleating paper, winding cotton and synthetic fibers, placing the filter element in a metal or fiber container and painting the containers are mechanized but require manual assistance. The plant also maintains an inventory of special dies and molds for filter manufacture.

    Air filters for the environmental market are produced in the Airguard and Guardian facilities.

    Oil, air and fuel filters primarily for use in the railroad industry are produced at Clark Filter in Lancaster, Pennsylvania. This facility also produces ASHRAE rated and HEPA filters for HEFCO which are used in medical, pharmaceutical and clean room applications. This plant supplies some of the Company's filter customers in the United States as well as foreign markets. The Company serves the food and beverage markets through its MicroPure brand.

    CONSUMER PRODUCTS. The Company's metal, combination metal and plastic packaging products are produced in J. L. Clark plants located in Rockford, Illinois, and Lancaster, Pennsylvania. The Rockford and Lancaster metal container plants are completely integrated facilities which include creative and mechanical art departments and photographic facilities for color separation, preparation of multiple-design negatives and lithographing plates. Metal sheets are decorated on high speed coating machines and lithographing presses connected with conveyor ovens. Decorated sheets are then cut to working sizes on shearing equipment, following which fabrication is completed by punch presses, can-forming and can-closing equipment and other specialized machinery for supplementary operations. Most tooling for fabricating equipment is designed and engineered by the Company's engineering staffs, and much of it is produced in the Company's tool rooms.

    Plastic packaging capabilities include printing and molding of irregular shaped plastic containers and customized plastic closures. J. L. Clark is the only company in the packaging industry to mold and offset lithograph a one-piece irregular shaped semi-rigid plastic container with a living hinge cover. A growing area of specialty is custom-designed plastic closures for products which have tamper-evidency as well as convenience features.

    Collapsible metal tubes are produced at the J. L. Clark Tube Division plant in Downers Grove, Illinois from aluminum slugs on fully-automated production lines which consist of extrusion presses, trimming machines, annealing ovens, coating machines, printing presses and capping machines. When necessary for customer specifications, tubes can be internally waxed or lined in order to achieve chemical compatibility with products to be packed.

    Composite containers of both spiral and convolute construction, as well as some specialty items, are produced at J. L. Clark divisions in Rockford, Illinois and Lancaster, Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS.

    In December, 1992, a jury trial resulted in a judgment against the Company in the amount of $4,900,000. GERALD D. FLOWERS MFG. REP., INC. AND GERALD D. FLOWERS v. J.A. BALDWIN MFG. CO., BALDWIN FILTERS, INC., CLARCOR FILTRATION PRODUCTS INC. AND CLARCOR INC., Case No. 30,323, District Court of Harden County Texas, 88th Judicial District. In November 1993, the district court in Texas ordered that a joint motion filed by the two parties to dismiss the judgment be granted, that the judgment of the trial court be vacated, and that the cause be remanded to the trial court for entry of a take-nothing judgment pursuant to a settlement agreement by the two parties.

    Two additional lawsuits have been filed by former distributors of Baldwin filters. F.W. MORRIS AGENCY, INC. AND F.W. MORRIS v. BALDWIN FILTERS, INC., Civil Action No. 93-108-ATH(DF) United States District Court for the Middle District of Georgia, Athens Division; JOHN NIEMEYER v. J.A. BALDWIN MFG. CO., ET AL., Case No. CV 93-21818, Circuit Court of Jackson County, Missouri. Generally, the plaintiffs in these actions seek damages for alleged breach of oral contracts pursuant to which they acted as independent sales representatives for Baldwin filters. The Company intends to vigorously defend each of these actions and believes that it has fully discharged any and all obligations to these plaintiffs. In management's opinion these cases, when concluded, will not have any material adverse effect on the consolidated financial position of the Company.

    There are no other material pending legal proceedings (other than ordinary routine litigation incidental to the Company's business) to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                                AGE AT      YEAR ELECTED
NAME                                                                                           11/30/93       TO OFFICE
- -------------------------------------------------------------------------------------------  -------------  -------------
Lawrence E. Gloyd..........................................................................           61           1991
  Chairman,  President and  Chief Executive  Officer. Mr.  Gloyd was  elected President and
Chief Operating  Officer  in  1986, President  and  Chief  Executive Officer  in  1988  and
Chairman, President and Chief Executive Officer in 1991.
L. Paul Harnois............................................................................           62           1991
  Senior Vice President and Chief Financial Officer. Mr. Harnois was elected Vice President and  Chief Financial Officer in 1987 and  Senior Vice President and Chief Financial Officer
in 1991.
Ronald A. Moreau...........................................................................           46           1989
  Group Vice President-CLARCOR Consumer Products Group  and President of J. L. Clark,  Inc.
Mr. Moreau has been employed by the Company since 1986. He was Vice President of Operations
for   the  J.  L.  Clark  subsidiary  from  1986   to  1989.  He  was  elected  Group  Vice
President-Consumer Products Group and President of J. L. Clark, Inc. in 1989.
Norman E. Johnson..........................................................................           45           1992
  Group Vice  President-CLARCOR Filtration  Products Group  and President-Baldwin  Filters,
Inc.   Mr.  Johnson  has  been  employed  by   the  Company  since  1990.  He  was  elected
President-Baldwin Filters, Inc.  in 1990, Vice  President-CLARCOR in 1992,  and Group  Vice
President-Filtration Products Group in 1993.
William F. Knese...........................................................................           45           1991
  Vice  President, Treasurer  and Controller.  Mr. Knese has  been employed  by the Company since 1979. He was elected Vice President, Treasurer and Controller in 1991.
Marshall C. Arne...........................................................................           63           1991
  Vice  President-Secretary.  Mr.  Arne  has  been  employed  by  the  Company  in  various administrative positions since 1955. He was elected Vice President-Secretary in 1991.
David J. Lindsay...........................................................................           38           1991
  Vice  President-Group Services. Mr. Lindsay  has been employed by  the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991.
David J. Anderson..........................................................................           53           1993
  Vice President-Corporate Development. Mr. Anderson has been employed by the Company since
1990. He  was elected  Vice President  Marketing  & Business  Development for  the  CLARCOR
Filtration Products subsidiary in 1991 and Vice President-Corporate Development in 1993.

    Each executive officer of the Company is elected for a term of one year which begins at the Board of Directors Meeting at which he is elected, held following the Annual Meeting of Shareholders, and ends on the date of the next Annual Meeting of Shareholders or upon the due election and qualification of his successor.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

    On March 18, 1992, the Company's Common Stock was listed on the New York Stock Exchange; it is traded under the symbol CLC. Prior to that date the stock was traded on the NASDAQ National Market System. The following table sets forth the high and low market prices as quoted during the relevant periods by NASDAQ and the New York Stock Exchange and dividends paid for each quarter of the last two fiscal years.

                                       MARKET PRICE
                                    ------------------
QUARTER ENDED                        HIGH        LOW      DIVIDEND
- ----------------------------------- -------    -------    --------
February 27, 1993.................. $19 1/4    $16 1/2    $  .150
May 29, 1993.......................  19 1/2     16           .150
August 28, 1993....................  19 3/4     17           .155
November 27, 1993..................  20         16 1/2       .155
                                                          --------
Total Dividend.....................                       $  .610
                                                          --------
                                                          --------

                                       MARKET PRICE
                                    ------------------
QUARTER ENDED                        HIGH        LOW      DIVIDEND
- ----------------------------------- -------    -------    --------
February 29, 1992.................. $22 1/2    $17        $  .150
May 30, 1992.......................  21 3/4     15           .150
August 29, 1992....................  20         16 3/4       .150
November 28, 1992..................  19 1/8     15 5/8       .150
                                                          --------
Total Dividend.....................                       $  .600
                                                          --------
                                                          --------

    The approximate number of holders of common stock of the Company as at February 1, 1994 is 1,960.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required hereunder is set forth on pages 28 and 29 of the Annual Report under the caption "13-Year Financial Summary", is incorporated herein by reference and is filed as Exhibit 13a(ix) to this 1993 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The information required hereunder is set forth on pages 18, 20, 22, 24, 25 and 26 of the Annual Report under the caption "Market-Focused Strategy:
1991-Present", is incorporated herein by reference and is filed as Exhibit 13a(x) to this 1993 Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements, the Notes thereto and the report thereon of Coopers & Lybrand, independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 30 through 46, inclusive, of the Annual Report, are incorporated herein by reference and is filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 1993 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Certain information required hereunder is set forth on pages 1 and 2 of the Company's Proxy Statement dated February 24, 1994 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 31, 1994 under the caption "Election of Directors -- Nominees for Election to the Board" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required hereunder is set forth on pages 6 through 14 inclusive, of the Proxy Statement under the caption "Compensation of Executive Officers and Other Information" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required hereunder is set forth on pages 4 through 6 of the Proxy Statement under the caption "Beneficial Ownership of the Company's Common Stock" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

    (A) FINANCIAL STATEMENTS

    The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholder's for the fiscal year ended November 30, 1993:

    *Consolidated Balance Sheets at November 30, 1993 and 1992

    *Consolidated Statements of Earnings for the years ended November 30, 1993, 1992 and 1991

    *Consolidated Statements of Shareholders' Equity for the years ended November 30, 1993, 1992 and 1991

    *Consolidated Statements of Cash Flows for the years ended November 30, 1993, 1992 and 1991

    *Notes to Consolidated Financial Statements

    *Report of Independent Accountants

    *Management's Report on Responsibility for Financial Reporting

    *Filed herewith as part of Exhibit 13(a) to this 1993 Form 10-K

    The following items are set forth herein on the pages indicated:

Report of Independent Accountants.................................................................        F-1
Financial Statement Schedules:
                  V.  Property, Plant and Equipment...............................................        F-2
                 VI.  Accumulated Depreciation and Amortization of Property, Plant and Equipment..        F-3
               VIII.  Valuation and Qualifying Accounts and Reserve...............................        F-4
                  X.  Supplementary Income Statement Information..................................        F-5

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.

    (B) There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended November 30, 1993.

    (C) EXHIBITS

      3.1    The  registrant's Restated Certificate of  Incorporation. Incorporated by reference to Exhibit 3.1  to the Company's  Annual Report on  Form 10-K for  the fiscal  year ended November 30, 1983.
      3.1(a) Amendment  to ARTICLE NINTH of  Restated Certificate of Incorporation. Incorporated
             by reference to Exhibit 3.1(a) to the Company's Annual Report on Form 10-K for  the
             fiscal year ended November 30, 1988 (the "1988 10-K").
      3.1(b) Amendment  changing name of Registrant to CLARCOR Inc. Incorporated by reference to
             Exhibit 3.1(b) to the 1988 10-K.
      3.1(c) Amendment  to  ARTICLE  FOURTH  of  the  Restated  Certificate  of   Incorporation.
             Incorporated  by reference to Exhibit 3.1(c) to the Company's Annual Report on Form
             10-K for the fiscal year ended November 30, 1990 (the "1990 10-K").
      3.2    The registrant's By-laws, as amended.
      4      Rights Agreement dated as of  April 14, 1987 between  the registrant and The  First
             National   Bank  of  Chicago.  Incorporated  by  reference  to  Exhibit  1  to  the
             Registrant's Current Report on Form 8-K dated April 20, 1986.
      4.1    Amendment to Rights Agreement dated as of June 27, 1989. Incorporated by  reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on August 14, 1989.
     10.1*   The registrant's Deferred Compensation Plan for Directors.
     10.2*   The registrant's Supplemental Retirement Plan.
     10.3    The  registrant's 1984 Stock Option Plan. Incorporated by reference to Exhibit A of the Company's  Proxy  Statement dated  March  2, 1984  for  the Annual  Meeting  of
             Stockholders held on March 31, 1984.
     10.4    Employment Agreements with certain officers. Incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K filed July 25, 1989.
     10.5    The  registrant's Directors'  Restricted Stock  Compensation Plan.  Incorporated by
             reference to Exhibit 10.5 to the 1990 10-K.
     10.6    The registrant's Monthly Investment Plan. Incorporated by reference to Exhibit 10.6 to the 1990 10-K.
     10.7    The registrant's  Amended and  Restated  1988 Long  Range Performance  Share  Plan.
             Incorporated by reference to Exhibit 10.7 to the 1990 10-K.
     11      Computation of Per Share Earnings.

     13  (a) The following items incorporated by reference herein from the Company's 1993 Annual
             Report  to Shareholder ("1993 Annual  Report"), are filed as  Exhibits to this 1993
             Form 10-K:
               (i)  Business  segment information  for the fiscal  years 1991  through 1993  set forth  on page 45 of the 1993 Annual Report (included in Exhibit 13(a)(vi)-Note N to Notes to Consolidated Financial Statements);
              (ii)  Consolidated Balance Sheets of the Company and its Subsidiaries at  November
              30, 1993 and 1992 set forth on page 30 of the 1993 Annual Report;
              (iii)  Consolidated Statements of Earnings of the Company and its Subsidiaries for
              the  years ended November 30, 1993, 1992 and 1991 set forth on page 31 of the 1993
                     Annual Report;
              (iv)   Consolidated Statement  of Shareholders'  Equity for  the Company  and  its
                    Subsidiaries  for the years ended November 30, 1993, 1992 and 1991 set forth on page 32 of the 1993 Annual Report;
              (v)  Consolidated Statements of Cash Flows of the Company and its Subsidiaries for
              the years ended November 30, 1993, 1992 and 1991 set forth on page 33 of the  1993
                   Annual Report;
              (vi)   Notes to Consolidated Financial Statements set forth on pages 34 through 45 of the 1993 Annual Report;
              (vii)  Report of Independent Accountants set  forth on page 46 of the 1993  Annual
                     Report;
             (viii)   Management's Report on Responsibility for Financial Reporting set forth on page 47 of the 1993 Annual Report;
              (ix)  Information under the caption "13-Year Financial Summary" set forth on pages
              28 and 29 of the 1993 Annual Report; and
              (x)  Management's Discussion  and Analysis of Financial  Condition and Results  of
                   Operation set forth under the caption "Market-Focused Strategy: 1991-Present"
                   on pages 18, 20, 22, 24, 25 and 26 of the 1993 Annual Report.
     21      Subsidiaries of the Registrant.
     23      Consent of Independent Accountants.

- ------------------------
* Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1984, in which each Exhibit had the same number as herein.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CLARCOR Inc.
                                             (Registrant)

                                            By:           LAWRENCE E. GLOYD
                                                --------------------------------
                                                          Lawrence E. Gloyd
                                                        CHAIRMAN, PRESIDENT &
                                                         CHIEF EXECUTIVE OFFICER
Date: February 23, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 1994   By:          LAWRENCE E. GLOYD
                              ---------------------------------------
                                       Lawrence E. Gloyd
                         CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER
                                           AND DIRECTOR

Date: February 23, 1994   By:           L. PAUL HARNOIS
                              ---------------------------------------
                                        L. Paul Harnois
                            SENIOR VICE PRESIDENT & CHIEF FINANCIAL
                                             OFFICER

Date: February 23, 1994   By:          WILLIAM F. KNESE
                              ---------------------------------------
                                       William F. Knese
                         VICE PRESIDENT, TREASURER, CONTROLLER & CHIEF
                                        ACCOUNTING OFFICER

Date: February 23, 1994   By:            J. MARC ADAM
                              ---------------------------------------
                                         J. Marc Adam
                                           DIRECTOR

Date: February 23, 1994   By:           MILTON R. BROWN
                              ---------------------------------------
                                        Milton R. Brown
                                           DIRECTOR

Date: February 23, 1994   By:           CARL J. DARGENE
                              ---------------------------------------
                                        Carl J. Dargene
                                           DIRECTOR

Date: February 23, 1994   By:          FRANK A. FIORENZA
                              ---------------------------------------
                                       Frank A. Fiorenza
                                           DIRECTOR

Date: February 23, 1994   By:       DUDLEY J. GODFREY, JR.
                              ---------------------------------------
                                    Dudley J. Godfrey, Jr.
                                           DIRECTOR

Date: February 23, 1994   By:        STANTON K. SMITH, JR.
                              ---------------------------------------
                                     Stanton K. Smith, Jr.
                                           DIRECTOR

Date: February 23, 1994   By:          RICHARD A. SNELL
                              ---------------------------------------
                                       Richard A. Snell
                                           DIRECTOR

Date: February 23, 1994   By:             DON A. WOLF
                              ---------------------------------------
                                          Don A. Wolf
                                           DIRECTOR

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

    Our report on the consolidated financial statements of CLARCOR Inc. has been incorporated by reference in this Form 10-K from page 46 of the 1993 Annual Report to Shareholders of CLARCOR Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed on pages F-2 through F-5 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND

Rockford, Illinois
January 7, 1994

                                  CLARCOR INC.
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                          COLUMN E
                                                                                         -----------
                                                 COLUMN B                                   OTHER      COLUMN F
                                                -----------    COLUMN C                    CHANGES    -----------
                   COLUMN A                     BALANCE AT   -------------   COLUMN D        ADD      BALANCE AT
- ----------------------------------------------   BEGINNING     ADDITIONS    -----------   (DEDUCT)      END OF
                CLASSIFICATION                   OF PERIOD      AT COST     RETIREMENTS   DESCRIBE      PERIOD
- ----------------------------------------------  -----------  -------------  -----------  -----------  -----------
1993:
Land..........................................  $     1,113  $      818      $  --       $   --       $     1,931
Buildings and building fixtures...............       33,545        4,436            17       --            37,964
Machinery and equipment.......................       56,590       11,875           799       --            67,666
Assets in process.............................        3,934          759        --           --             4,693
                                                -----------  -------------  -----------  -----------  -----------
                                                $    95,182  $    17,888  (A) $      816     --       $   112,254
                                                -----------  -------------  -----------  -----------  -----------
                                                -----------  -------------  -----------  -----------  -----------
1992:
Land..........................................  $     1,458  $   --         $      345   $   --       $     1,113
Buildings and building fixtures...............       37,616        1,754         5,825       --            33,545
Machinery and equipment.......................       69,664        6,602        19,676       --            56,590
Assets in process.............................        5,185         (906  )        345       --             3,934
                                                -----------  -------------  -----------  -----------  -----------
                                                $   113,923  $     7,450    $   26,191 (B)     --     $    95,182
                                                -----------  -------------  -----------  -----------  -----------
                                                -----------  -------------  -----------  -----------  -----------
1991:
Land..........................................  $     1,458  $   --         $   --       $   --       $     1,458
Buildings and building fixtures...............       35,661        2,011            56       --            37,616
Machinery and equipment.......................       64,217        6,026           579       --            69,664
Assets in process.............................        3,378        1,807        --           --             5,185
                                                -----------  -------------  -----------  -----------  -----------
                                                $   104,714  $     9,844  (C) $      635     --       $   113,923
                                                -----------  -------------  -----------  -----------  -----------
                                                -----------  -------------  -----------  -----------  -----------

NOTES:
(A) Includes additions of $7,670 relating to the acquisitions of Airguard Industries and Guardian Filter in 1993.
(B) Includes $23,673 due to the sale of the Precision Products Group in 1992.
(C) Includes $1,716 relating to capitalized leases.

                                  CLARCOR INC.
                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                              COLUMN E
                                                                    COLUMN C                 -----------
                                                       COLUMN B    -----------                  OTHER      COLUMN F
                                                      -----------   ADDITIONS    COLUMN D      CHANGES    -----------
                      COLUMN A                        BALANCE AT   CHARGED TO   -----------      ADD      BALANCE AT
- ----------------------------------------------------   BEGINNING    COSTS AND     RETIRE-     (DEDUCT)      END OF
                    DESCRIPTION                        OF PERIOD    EXPENSES       MENTS      DESCRIBE      PERIOD
- ----------------------------------------------------  -----------  -----------  -----------  -----------  -----------
1993:
Buildings and building fixtures                        $  19,490    $   1,479    $      11    $  --       $   20,958
Machinery and Equipment                                   40,108        4,337          785       --           43,660
                                                      -----------  -----------  -----------  -----------  -----------
                                                      $   59,598   $    5,816          796       --       $   64,618
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
1992:
Buildings and building fixtures                       $   20,302   $    1,501   $    2,313       --       $   19,490
Machinery and Equipment                                   47,909        5,543       13,344       --           40,108
                                                      -----------  -----------  -----------  -----------  -----------
                                                      $   68,211   $    7,044   $   15,657 (A)     --     $   59,598
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------
1991:
Buildings and building fixtures                       $   18,743   $    1,602           43       --       $   20,302
Machinery and Equipment                                   43,223        5,105          419       --           47,909
                                                      -----------  -----------  -----------  -----------  -----------
                                                      $   61,966   $    6,707          462       --       $   68,211
                                                      -----------  -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------  -----------

NOTES:
(A) Includes $13,380 due to the sale of the Precision Products Group in 1992.

                                  CLARCOR INC.
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                             COLUMN C
                                                                   ----------------------------
                                                                            ADDITIONS
                                                                   ----------------------------
                                                       COLUMN B                                                  COLUMN E
                                                      -----------         (1)        (2)                        -----------
                      COLUMN A                        BALANCE AT    CHARGED TO     CHARGED TO      COLUMN D     BALANCE AT
- ----------------------------------------------------   BEGINNING     COSTS AND        OTHER      -------------    END OF
                    DESCRIPTION                        OF PERIOD     EXPENSES       ACCOUNTS      DEDUCTIONS      PERIOD
- ----------------------------------------------------  -----------  -------------  -------------  -------------  -----------
1993:
Allowance for losses on accounts receivable            $     788     $     610     $     650(B)    $     504(A)  $   1,544
1992:
Allowance for losses on accounts receivable            $     838     $     647     $    (283)(C)   $     414(A)  $     788
1991:
Allowance for losses on accounts receivable            $     650     $     403     $      --       $     215(A)  $     838

NOTES:
(A) Bad debts written off during year, net of recoveries.
(B) Due to the acquisitions of Airguard Industries and Guardian Filter in 1993.
(C) Due to the sale of Precision Products Group in 1992.

                                  CLARCOR INC.
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992 AND 1991
                             (DOLLARS IN THOUSANDS)

                                                                                                       COLUMN B
                                                                                             CHARGED TO COSTS AND EXPENSES
                                                                                         -------------------------------------
                                       COLUMN A                                             1993                      1991
- ---------------------------------------------------------------------------------------  -----------               -----------
                                                                                                         1992
                                                                                                      -----------
1.         Maintenance and repairs.....................................................   $   4,035    $   3,834    $   4,154
2.         a.         Depreciation.....................................................   $   5,816    $   7,044    $   6,707
           b.         Amortization of intangible asset.................................   $     479    $     643    $     645

NOTE: Includes amounts in 1992 and 1991 related to Precision Products Group which was sold effective November 30, 1992.

      Items 3, 4 and 5 omitted as the amounts did not exceed one percent of total sales and revenues in the related consolidated statements of earnings.