Form 10-Q
period 1994-02-26
CLARCOR INC
filed 1994-04-08
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                     _______


                                    FORM 10-Q
                                QUARTERLY REPORT
                                     _______




                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                                     _______




                       for quarter ended February 26, 1994
                                     _______




                      REGISTRANT:  CLARCOR INC.  (DELAWARE)
                                     _______

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended February 26, 1994              Commission File Number 0-3801



                                   CLARCOR INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)



           DELAWARE                                           36-0922490
- -------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)



2323 SIXTH STREET, P. O. BOX 7007, ROCKFORD, ILLINOIS                 61125
- -----------------------------------------------------               ----------
     (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code                815-962-8867
                                                                  ------------



                                      NO CHANGE
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                       14,828,169 COMMON SHARES OUTSTANDING

PART I - ITEM 1

                                   CLARCOR INC.
                             CONSOLIDATED BALANCE SHEETS
                               (Dollars in Thousands)
                                       _______

                                                       February 26,    November 30,
                 ASSETS                                    1994            1993
                                                       ------------    ------------

                                                        (Unaudited)     (Audited)
Current assets:
  Cash and short-term cash investments                    $ 10,184       $ 13,838
  Accounts receivable less allowance for losses
      of $1,679 for 1994 and $1,544 for 1993                37,008         40,911
  Inventories:
    Raw materials                                           11,828          9,480
    Work-in-process                                          4,685          3,833
    Finished product                                        14,735         13,683
                                                          --------       --------

          Total inventories                                 31,248         26,996

  Prepaid expenses                                           2,076          1,175
  Other                                                      3,718          3,241
                                                          --------       --------

          Total current assets                              84,234         86,161
                                                          --------       --------

Plant assets, at cost                                      115,208        112,254
  Less accumulated depreciation                            (66,353)       (64,618)
                                                          --------       --------

                                                            48,855         47,636
                                                          --------       --------

Investment in affiliates                                     8,793          8,002
Excess of cost over fair value of assets
    acquired, less accumulated amortization                 15,574         15,701
Other noncurrent assets                                     12,396         12,396
                                                          --------       --------

                                                          $169,852       $169,896
                                                          --------       --------
                                                          --------       --------

              LIABILITIES

Current liabilities:
  Current portion of long-term debt                       $  7,870       $  7,921
  Accounts payable                                          10,581          9,777
  Income taxes                                               2,500          1,592
  Accrued and other liabilities                             11,264         13,998
                                                          --------       --------

          Total current liabilities                         32,215         33,288

Long-term debt less current portion                         22,763         24,617
Other long-term liabilities                                  7,421          7,350

Contingencies


           SHAREHOLDERS' EQUITY

Capital stock                                               14,828         14,819
Foreign currency translation adjustments                      (608)        (1,465)
Other shareholders' equity                                  93,233         91,287
                                                          --------       --------

                                                           107,453        104,641
                                                          --------       --------

                                                          $169,852       $169,896
                                                          --------       --------
                                                          --------       --------

                   See Notes to Consolidated Financial Statements.

                                   CLARCOR INC.
                         CONSOLIDATED STATEMENTS OF EARNINGS
                    (Dollars in Thousands Except per Share Data)
                                     (Unaudited)

                                      ---------


                                                         THREE MONTHS ENDED
                                                      ----------------------------
                                                      February 26,    February 27,
                                                         1994            1993
                                                      ------------    ------------
Net sales                                               $55,890         $41,913
Cost of sales                                            39,706          28,838
                                                         ------          ------

          Gross profit                                   16,184          13,075

Selling and administrative expenses                      10,285           8,039
                                                         ------          ------

          Operating profit                                5,899           5,036
                                                         ------          ------

Other income (deductions):
  Interest expense                                         (758)           (890)
  Interest income                                           171             230
  Other                                                     227             235
                                                         ------          ------

                                                           (360)           (425)
                                                         ------          ------

          Earnings before income taxes                    5,539           4,611

Provision for income taxes                                2,124           1,520
                                                         ------          ------

Earnings before cumulative effect of
    accounting change                                     3,415           3,091

Cumulative effect of accounting change                      630             -
                                                         ------          ------

Net earnings                                            $ 4,045         $ 3,091
                                                         ------          ------
                                                         ------          ------



Net earnings per common share:
  From operations                                          $.23            $.21
  From cumulative effect of accounting change               .04              -
                                                            ---             ---

                                                           $.27            $.21
                                                            ---             ---
                                                            ---             ---


Average number of common shares outstanding          14,825,888      14,887,176
                                                     ----------      ----------
                                                     ----------      ----------


Dividends per share                                       $.155           $.150
                                                           ----            ----
                                                           ----            ----



                   See Notes to Consolidated Financial Statements

                                   CLARCOR INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Thousands)
                                     (Unaudited)
                                       _______


                                                           THREE MONTHS ENDED
                                                        ----------------------------
                                                        February 26,    February 27,
                                                            1994            1993
                                                        ------------    ------------

Net cash from operating activities                       $ 2,132        $ 2,971
                                                          ------         ------

Cash flows from investing activities:
  Proceeds from sale of Precision Products Group             -           20,700
  Additions to plant assets                               (1,998)        (2,981)
  Disposition of plant assets                                127            -
  Other, net                                                 282            495
                                                          ------         ------

          Net cash (used in) provided by
              investing activities                        (1,589)        18,214
                                                          ------         ------

Cash flows from financing activities:
  Reduction of long-term debt                             (1,905)        (1,215)
  Purchase of treasury stock                                 -           (3,369)
  Cash dividends paid                                     (2,292)        (2,241)
  Other, net                                                 -              (14)
                                                          ------         ------

          Net cash used in financing activities           (4,197)        (6,839)
                                                          ------         ------

Net change in cash and short-term cash
    investments                                           (3,654)        14,346

Cash and short-term cash investments,
    beginning of period                                   13,838         15,051
                                                          ------         ------

Cash and short-term cash investments,
    end of period                                        $10,184        $29,397
                                                          ------         ------
                                                          ------         ------



Cash paid during the period for:

  Interest                                                  $848           $908
                                                             ---            ---
                                                             ---            ---

  Income taxes                                            $1,120         $1,105
                                                          ------         ------
                                                          ------         ------



                   See Notes to Consolidated Financial Statements.

                                   CLARCOR INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Dollars in Thousands)
                                     (Unaudited)
                                       --------





1.  CONSOLIDATED FINANCIAL STATEMENTS

    The November 30, 1993 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    The consolidated balance sheet as of February 26, 1994, the consolidated statements of earnings, and the consolidated statements of cash flows for the periods ended February 26, 1994 and February 27, 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1993 annual report to shareholders. The results of operations for the period ended February 26, 1994 are not necessarily indicative of the operating results for the full year.


2.  ACQUISITIONS

    The Company purchased all of the shares of Airguard Industries, Inc. on April 30, 1993 and the assets of Guardian Filter/United Engine Life effective June 1, 1993, for $13,504 in cash, including acquisition expenses.

    Unaudited pro forma net sales for the Company would have been $54,600 for the three months ended February 27, 1993. Net earnings and earnings per share for this period would not have been significantly affected. These 1993 unaudited pro forma amounts are presented as if the acquisitions had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.


3.  INCOME TAXES

    In December 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". SFAS 109 requires a change from the deferred to the liability method of computing deferred income taxes. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities. The cumulative effect of adoption as of the beginning of fiscal 1994 was to increase net earnings by $630.

PART I - ITEM 2



                       MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CLARCOR's strong first quarter 1994 operations generated increased sales, operating profit, net earnings and earnings per share over the same quarter last year. Substantial gains were recorded from operations in the filtration markets, and were aided by the results from the Company's recent acquisitions. Operations in CLARCOR's Consumer Products Group lagged in the first quarter, and were down compared to last year. For the remainder of the year, the Company expects continued strength in the Filtration operations, and a rebound in Consumer operations.


Consolidated sales in the first quarter of 1994 increased 33.3% to $55,890,000 from the 1993 level of $41,913,000. Sales in the Filtration Products Group increased 55.0% over sales of the comparable quarter last year. This was due principally to the sales from the Company's second quarter 1993 acquisitions, but also to market share gains recorded in the group's heavy duty and railroad
locomotive markets.   Consumer Products Group sales in the current quarter
were down 12.4% compared to last year, due to reduced shipments of bandage and spice containers.

First quarter consolidated operating profit increased to $5,899,000 in 1994. This is a 17.1% increase compared to profit recorded in the first quarter of 1993. Filtration Group operating profit increased 41.7%, and is mainly attributable to aggressive productivity improvement and cost reduction programs implemented last year in the group's heavy duty filter operations. Without the acquisitions, and before the 1993 Baldwin N.V. charge taken in the first quarter of last year, Filtration operating profit increased 21.7%.
First quarter operating profit in the Consumer Products Group declined sharply when compared to last year. Profits suffered due to the group's level of fixed costs in the face of reduced shipments volume.

Other expense reflected a net $360,000 in the first quarter of the current year, compared to first quarter net expense of $425,000 in the prior year. The current year expense is down from last year, due chiefly to reduced interest expense on the lower long-term debt level.

Earnings before income taxes totaled $5,539,000 in the current year first quarter. This was an increase of 20.1% over prior year pre-tax income, and resulted from the strong gains recorded in the Filtration operations, and, to a lesser extent, from the reduced net other expense.

The current year first quarter provision for income taxes was $2,124,000, and represented an effective rate of 38.3% of pretax earnings. This compares to prior year first quarter income taxes totaling $1,520,000, or an effective rate of 33.0%. The effective tax rate for the current year reflects higher statutory rates and no reduction of previously established accruals for income taxes, as did the rate in 1993.

Current year first quarter net earnings before the cumulative effect of an accounting change totaled $3,415,000. This was a 10.5% increase over comparable first quarter earnings of $3,091,000 last year.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in the first quarter of 1994. This statement establishes financial and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. The current quarter adoption of this standard resulted in increased earnings of $630,000.

Consolidated net earnings totaled $4,045,000 in the current quarter.   This
was an increase of 30.9% compared to net earnings in the first quarter of 1993.

PART I - ITEM 2




                       MANAGEMENT'S DISCUSSION AND ANALYSIS

            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED





Net earnings per share from operations in the current quarter were $.23, and compare to $.21 in the first quarter of last year. The cumulative effect of the income tax accounting change contributed $.04 per share to current quarter earnings, making total earnings per share $.27, compared to total earnings per share of $.21 in 1993.

CLARCOR continued to maintain a strong and liquid consolidated balance sheet.

Working capital at February 26, 1994 totaled $52,019,000, down slightly from $52,873,000 at November 30, 1993. Among the current assets and liabilities, working capital was generated by increases in inventory assets, and decreases in accrued and other liabilities. Working capital declined due to lower cash and investment balances and accounts receivable, and also to increases in accounts payable. The current ratio at the end of the first quarter was 2.6:1, the same as at the end of 1993.

During the first quarter, plant assets net of accumulated depreciation increased $1,219,000 to $48,855,000, as the Company continued to invest in productive capacity.

The long-term debt less the current portion declined in the first quarter to $22,763,000 as scheduled debt repayments were made during the quarter.

Consolidated shareholders' equity increased $2,812,000 in the current quarter to $107,453,000 from the year-end 1993 level.

Total capitalization at the end of the first quarter increased $958,000 to $130,216,000. This compares to $129,258,000 at November 30, 1993. As a percent of total capitalization, long-term debt at the end of the first quarter was 17.5%, compared to 19.0% at the end of fiscal 1993.

CLARCOR recorded a $3,654,000 net reduction of cash in the first quarter of 1994. This compares to a cash increase of $14,346,000 in the first quarter of 1993, a quarter which included the collection of the $20,700,000 proceeds related to the sale of the Precision Products Group.

Net cash from operating activities totaled $2,132,000 compared to a total of $2,971,000 in the first quarter of 1993. The difference is due to increased current year investment in operating assets.

Net cash used in current year first quarter investing activities totaled $1,589,000, compared to $18,214,000 of net cash generated in the first quarter of 1993. This current quarter figure reflected investment in plant assets, while the previous year's first quarter saw the collection of the proceeds from the sale of the Precision Products Group, which totalled $20,700,000.

Current quarter financing activities used net cash of $4,197,000, compared to $6,839,000 in the first quarter last year. The difference is mainly attributable to $3,369,000 used in the previous year to purchase shares of the Company's stock for the treasury.

The current level of CLARCOR's operations continue to generate sufficient cash to fund operating needs, add needed productive capacity, and provide for the repayment of the Company's long-term debt. Sufficient lines of credit remain available to meet CLARCOR's current operating needs.

PART II - OTHER INFORMATION



ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the annual meeting of shareholders of CLARCOR Inc. held on March 31, 1994, all of management's nominees for directors, as listed in the proxy statement dated February 24, 1994, were elected and the proposal for adoption of the Company's 1994 Incentive Plan was approved. There were outstanding, as of the close of business on the February 17, 1994 record date, 14,828,169 shares of common stock. There were present at the meeting, in person or by proxy, the holders of 13,080,434 shares of common stock.

             The three nominees elected received votes as follows:


                                                      FOR               WITHHELD
                                                      ---               --------

                 J. Marc Adam                        12,534,144          546,290

                 Dudley J. Godfrey, Jr.              12,534,342          546,092

                 Stanton K. Smith, Jr.               12,534,382          546,052


             The terms of Milton R. Brown, Frank A. Fiorenza, Don A. Wolf, Carl J. Dargene, Lawrence E. Gloyd and Richard A. Snell were continued.

             The 1994 Incentive Plan, as described in the proxy statement, was adopted based on the following votes:



                    FOR            AGAINST             ABSTAIN        NON VOTES
                    ---            -------             -------        ---------

                 9,063,137        2,523,230            702,236          791,831




ITEM 6a  -   Exhibit (11), Computations of Per Share Earnings are presented on page 9.




 ITEM 6b  -   No reports on Form 8-K have been filed during the quarter ended
              February 26, 1994.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             CLARCOR INC.
                             (Registrant)





   APRIL 8, 1994           By        /S/ L. P. HARNOIS
- -------------------           -------------------------------------------
      (Date)                     L. P. Harnois, Senior Vice President and
                                     Chief Financial Officer