Form 10-Q
period 1994-05-28
CLARCOR INC
filed 1994-07-11
CIK 20740

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




                         for quarter ended May 28, 1994
                                     _______




                      REGISTRANT:  CLARCOR INC.  (DELAWARE)
                                     _______

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended May 28, 1994                     Commission File Number 0-3801



                                   CLARCOR INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                            36-0922490
- - -------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)



2323 Sixth Street, P. O. Box 7007, Rockford, Illinois                 61125
- - -----------------------------------------------------               ----------
     (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code               815-962-8867
                                                                 ------------


                                    No Change
- - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                      14,828,169 common shares outstanding
                      ------------------------------------

Part I - Item 1
- - ---------------
                                  CLARCOR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                     _______


                                                         May 28,    November 30,
                         ASSETS                           1994          1993
                                                       ----------     ---------
                                                       (Unaudited)    (Audited)
Current assets:
  Cash and short-term cash investments                   $  3,341     $ 13,838
  Accounts receivable less allowance for losses
      of $1,658 for 1994 and $1,544 for 1993               41,880       40,911
  Inventories:
    Raw materials                                          12,083        9,480
    Work-in-process                                         5,371        3,833
    Finished product                                       15,776       13,683
                                                         --------     --------
          Total inventories                                33,230       26,996

  Prepaid expenses                                          4,182        1,175
  Other                                                     3,776        3,241
                                                         --------     --------

          Total current assets                             86,409       86,161
                                                         --------     --------

Plant assets, at cost                                     117,705      112,254
  Less accumulated depreciation                           (68,136)     (64,618)
                                                         --------     --------

                                                           49,569       47,636
                                                         --------     --------

Investment in affiliates                                    8,699        8,002
Excess of cost over fair value of assets
    acquired, less accumulated amortization                15,448       15,701
Other noncurrent assets                                    12,343       12,396
                                                         --------     --------

                                                         $172,468     $169,896
                                                         --------     --------
                                                         --------     --------

              LIABILITIES

Current liabilities:
  Current portion of long-term debt                      $  7,768     $  7,921
  Accounts payable                                         13,174        9,777
  Income taxes                                                876        1,592
  Accrued and other liabilities                            13,070       13,998
                                                         --------     --------

          Total current liabilities                        34,888       33,288

Long-term debt less current portion                        20,894       24,617
Other long-term liabilities                                 7,414        7,350

Contingencies


           SHAREHOLDERS' EQUITY

Capital stock                                              14,828       14,819
Foreign currency translation adjustments                     (670)      (1,465)
Other shareholders' equity                                 95,114       91,287
                                                         --------     --------

                                                          109,272      104,641
                                                         --------     --------

                                                         $172,468     $169,896
                                                         --------     --------
                                                         --------     --------

            See Notes to Consolidated Condensed Financial Statements.

                                  CLARCOR INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in Thousands Except per Share Data)
                                   (Unaudited)

                                     -------


                                           Three Months Ended             Six Months Ended
                                           --------------------         --------------------
                                           May 28,      May 29,         May 28,      May 29,
                                             1994         1993            1994         1993
                                           ------       -------         --------     -------
Net sales                                  $65,131      $49,732         $121,021     $91,645
Cost of sales                               46,212       34,647           85,918      63,485
                                           -------      -------         --------     -------
        Gross profit                        18,919       15,085           35,103      28,160

Selling and administrative
    expenses                                11,785        9,830           22,070      17,869
                                           -------      -------         --------     -------

        Operating profit                     7,134        5,255           13,033      10,291
                                           -------      -------         --------     -------

Other income (deductions):
  Interest expense                            (711)        (886)          (1,469)     (1,776)
  Interest income                               55          286              226         516
  Other                                        166          220              393         455
                                           -------      -------         --------     -------

                                              (490)        (380)            (850)       (805)
                                           -------      -------         --------     -------

        Earnings before
            income taxes                     6,644        4,875           12,183       9,486

Provision for income taxes                   2,469        2,094            4,593       3,614
                                           -------      -------         --------     -------

Earnings before cumulative
    effect of accounting
    change                                   4,175        2,781            7,590       5,872

Cumulative effect of accounting
    change                                       -            -              630           -
                                           -------      -------         --------     -------

Net earnings                               $ 4,175      $ 2,781         $  8,220     $ 5,872
                                           -------      -------         --------     -------
                                           -------      -------         --------     -------



Net earnings per common share:
  From operations                             $.28         $.19             $.51        $.40
  From cumulative effect of
      accounting change                          -            -              .04           -
                                           -------      -------         --------     -------

                                              $.28         $.19             $.55        $.40
                                              ----         ----             ----        ----
                                              ----         ----             ----        ----


Average number of common shares
    outstanding                         14,826,865   14,854,806       14,826,865  14,854,806
                                        ----------   ----------       ----------  ----------
                                        ----------   ----------       ----------  ----------

Dividends per share                          $.155        $.150            $.310       $.300
                                             -----        -----            -----       -----
                                             -----        -----            -----       -----


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                     _______


                                                            Six Months Ended
                                                          --------------------
                                                           May 28,     May 29,
                                                            1994        1993
                                                          --------     -------

Net cash from operating activities                        $ 1,940      $ 3,245
                                                          -------      -------
Cash flows from investing activities:
  Proceeds from sale of Precision Products Group                -       20,700
  Business acquisition, net of cash acquired                    -      (11,690)
  Additions to plant assets                                (4,582)      (5,751)
  Disposition of plant assets                                 115           10
  Other, net                                                  492        1,067
                                                          -------      -------

          Net cash (used in) provided by
              investing activities                         (3,975)       4,336
                                                          -------      -------

Cash flows from financing activities:
  Reduction of long-term debt                              (3,876)      (3,042)
  Purchase of treasury stock                                    -       (3,369)
  Cash dividends paid                                      (4,586)      (4,456)
  Other, net                                                    -         (168)
                                                          -------      -------

          Net cash used in financing activities            (8,462)     (11,035)
                                                          -------      -------

Net change in cash and short-term cash
    investments                                           (10,497)      (3,454)

Cash and short-term cash investments,
    beginning of period                                    13,838       15,051
                                                          -------      -------

Cash and short-term cash investments,
    end of period                                         $ 3,341      $11,597
                                                          -------      -------
                                                          -------      -------


Cash paid during the period for:

  Interest                                                 $1,580       $1,833
                                                          -------      -------
                                                          -------      -------

  Income taxes                                             $5,275       $4,312
                                                          -------      -------
                                                          -------      -------

            See Notes to Consolidated Condensed Financial Statements.

                                  CLARCOR INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     -------



1.   CONSOLIDATED FINANCIAL STATEMENTS

     The November 30, 1993 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The consolidated balance sheet as of May 28, 1994, the consolidated state-ments of earnings, and the consolidated statements of cash flows for the periods ended May 28, 1994 and May 29, 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1993 annual report to shareholders. The results of operations for the period ended May 28, 1994 are not necessarily indicative of the operating results for the full year.


2.   ACQUISITIONS

     The Company purchased all of the shares of Airguard Industries, Inc. on April 30, 1993 and the assets of Guardian Filter/United Engine Life effec-tive June 1, 1993, for $13,504 in cash, including acquisition expenses.

     Unaudited pro forma net sales for the Company would have been $114,500 for the six months ended May 29, 1993. Net earnings and earnings per share for this period would not have been significantly affected. These 1993 unaudited pro forma amounts are presented as if the acquisitions had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or of results which may occur in the future.


3.   INCOME TAXES

     In December 1993, the Company adopted the provisions of Statement of Finan-cial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". SFAS 109 requires a change from the deferred to the liability method of computing deferred income taxes. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities. The cumulative effect of adoption as of the beginning of fiscal 1994 was to increase net earnings by $630.

Part I - Item 2

- - ---------------


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------



The strong performance reported by CLARCOR in the first quarter of this year continued in the second quarter. Second quarter operations generated increased sales, operating profit, net earnings and earnings per share compared to the same quarter last year. Substantial gains were reported in the Filtration Products Group, aided by the results reported by the group's 1993 acquisitions. Operations in the Consumer Products Group improved substantially over the second quarter of last year. For the remainder of the year, the Company expects continued strength in both the Filtration and Consumer operations.

Consolidated second quarter sales of $65,131,000 increased 31.0% over the 1993 level of $49,732,000. Sales in the Filtration Products Group increased 39.0% over sales in the second quarter of last year. This increase was principally the result of the group's two 1993 acquisitions, whose sales were included in the current year's second quarter for three months, but were reflected in the prior year's quarter as one month of Airguard sales. Without the sales contrib-uted by the acquisitions, the group recorded a 7.5% sales increase. Sales increases were recorded in the group's heavy duty business, and in the railroad locomotive business. Consumer Products Group sales in the current quarter improved 9.0% over last year, due to increased sales of promotional, general canline, and plastics products.

CLARCOR's consolidated operating profit in the second quarter of 1994 increased 35.8% over the prior year to $7,134,000. Filtration Group operating profit increased 32.3%, mainly attributable to the $1,164,000 Baldwin N.V. charge in 1993, the profit in 1994 contributed by the acquisitions, and the aggressive productivity improvement and cost reduction programs implemented in the group's heavy duty filter operations. Without the acquisitions, and before the 1993 Baldwin N.V. charge taken in the second quarter of last year, Filtration operating profit increased 5.0%. Second quarter operating profit in the Consumer Products Group increased 64.0% when compared to last year. Profits increased due to the group's higher shipments volume and cost reduction efforts.

Second quarter other expense reflected a net $490,000 in the current year, compared to a net expense of $380,000 in the prior year. The current year expense increased over last year, due chiefly to reduced interest income caused by interest rate declines and lower cash and investment balances.

Earnings before income taxes totaled $6,644,000 in the second quarter. This was a 36.3% increase over prior year second quarter pre-tax income, and resulted from the earnings gains recorded in both of the Company's operating groups.

The provision for income taxes in the current second quarter was $2,469,000, and represented an effective rate of 37.2% of pre-tax earnings. This compares to prior year second quarter income taxes totaling $2,094,000, or an effective rate of 43.0% The higher effective tax rate in the prior year reflects no tax benefit resulting from the Baldwin N.V. charge taken in 1993.

Second quarter consolidated net earnings totaled $4,175,000, a 50.1% increase over comparable earnings of $2,781,000 last year. The prior year's results include the unfavorable impact of the $1,164,000 Baldwin N.V. write-off.

Net earnings per share from operations in the current quarter were $.28, and compare to $.19 in the second quarter of 1993. The 1993 earnings reflect a charge of $.08 related to the Baldwin N.V. write-off.

Part I - Item 2
- - ---------------



                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
           -----------------------------------------------------------



CLARCOR's year-to-date consolidated sales of $121,021,000 increased 32.1% over the prior year's sales of $91,645,000. Filtration Products Group sales in-creased 46.0% over sales last year. This increase was principally the result of the group's two 1993 acquisitions, whose sales were included in the current year for six months, but were reflected in the prior year as one month of Airguard sales. Without the acquisitions, the Filtration Group reported a 7.8% sales increase. Sales increases were recorded in the group's heavy duty business, and in the railroad locomotive business. Year-to-date Consumer Products sales were down 1.8% from last year, and reflect the reduced sales level experienced in the first quarter of this year.

Year-to-date consolidated operating profit increased 26.6% over the prior year
to $13,033,000.    Operating profit in the Filtration Products Group increased
36.6%, on the strength of the current year inclusion of a full six months of profit contributed by the acquisitions and to the group's aggressive productivi-ty improvement and cost reduction programs. The prior year operating profit was reduced by the $1,500,000 Baldwin N.V. charge. Without the profits from the acquisitions, and before the 1993 Baldwin N.V. charge taken last year, Filtra-tion operating profit increased 12.2%. Consumer Products Group operating profit was down 24.4% compared to last year. Although profit is higher in the second quarter, year-to-date profits are lower because of the significantly lower first quarter profits.

Other expense reflected a year-to-date net $850,000 in the current year, compared to a net expense of $805,000 in the prior year. The current year expense increased slightly over last year. Although interest expense declined, interest earnings were lower due to interest rate declines and lower cash and investment balances.

Earnings before income taxes totaled $12,183,000 for the current six months. This was a 28.4% increase over prior year six month pre-tax income. The comparison benefitted from current year earnings gains recorded in the Filtra-tion operations, and lower prior year earnings caused by the Baldwin N.V. charge.

The provision for income taxes in the current six months was $4,593,000, and represented an effective rate of 37.7% of pre-tax earnings. This compares to prior year six month income taxes totaling $3,614,000, or an effective rate of 38.1%.

Consolidated year-to-date net earnings before the cumulative effect of an accounting change totaled $7,590,000, an increase of 29.3% over comparable earnings of $5,872,000 last year. The prior year's results include the unfavor-able impact of the Baldwin N.V. write-off.

The Company adopted the provisions of Statement of Financial Accounting Stan-dards No. 109, "Accounting for Income Taxes" in the first quarter of 1994. This statement establishes financial and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. The first quarter adoption of this standard resulted in increased year-to-date earnings of $630,000.

Year-to-date net earnings per share from operations before the cumulative effect of an accounting change were $.51, and compare to $.40 in 1993. The 1993 earnings were reduced by a charge of $.10 related to the Baldwin N.V. write-off. The cumulative effect of the income tax accounting change contributed $.04 per share to current year earnings, making total earnings per share $.55, compared to total earnings per share of $.40 in 1993.

CLARCOR continued to maintain a strong balance sheet and sufficient liquidity for its consolidated operations.

Part I - Item 2
- - ---------------



                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
           -----------------------------------------------------------



Consolidated working capital at May 28, 1994 totaled $51,521,000, down slightly from $52,873,000 at year-end 1993. Among the current assets and liabilities, working capital was generated by increases in accounts receivable and inventory assets, and decreases in accrued and other liabilities. Working capital declined due to lower cash and investment balances, and also due to increases in accounts payable. The current ratio at the end of the second quarter was 2.5:1, compared to 2.6:1 at November 30, 1993.

During the first six months, plant assets net of accumulated depreciation increased $1,933,000 to $49,569,000, as the Company continued its 1994 planned investment in productive capacity.

The long-term debt less the current portion continued to decline in the second quarter to $20,894,000, as scheduled debt repayments were made during the period.

Consolidated shareholders' equity increased $4,631,000 in the current six months to $109,272,000 from the November 30, 1993 level.

Total capitalization at the end of the second quarter increased $908,000 to $130,166,000. This compares to $129,258,000 at the prior year-end. As a percent of total capitalization, long-term debt at the end of the second quarter was 16.1%, compared to 19.0% at the end of fiscal 1993.

CLARCOR recorded a $10,497,000 year-to-date net reduction of cash in 1994. This compares to a year-to-date cash decrease of $3,454,000 in 1993. The prior year included the collection of the $20,700,000 proceeds related to the sale of the Precision Products Group.

Consolidated net cash from year-to-date operating activities totaled $1,940,000, compared to a total of $3,245,000 in the first six months of 1993. Although the current six months reflected greater net earnings, this period also saw in-creased current year investment in current operating assets.

Net cash used in current year investing activities totaled $3,975,000, compared to $4,336,000 of net cash generated in the first six months of the prior year. The current year cash usage reflected investment in plant assets, while the prior year saw the collection of the $20,700,000 proceeds from the sale of the Precision Products Group, and the subsequent investment in acquisitions and additions to plant assets.

Current year financing activities used net cash of $8,462,000, compared to $11,035,000 of net cash used in the prior year. The difference is mainly attributable to $3,369,000 used in the previous year to purchase shares of the Company's stock for the treasury.

CLARCOR's operations, at their current level, continue to generate sufficient cash to fund operating needs, add necessary productive capacity, and provide for the repayment of the Company's long-term debt. Sufficient lines of credit remain available to the Company to meet the needs of its current operations.

Part II - Other Information
- - ---------------------------

Item 6a   -    Exhibit (11), Computations of Per Share Earnings are presented on page 10.


Item 6b   -    No reports on Form 8-K have been filed during the quarter ended
               May 28, 1994.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CLARCOR INC.
                                  ------------
                                  (Registrant)






   July 6, 1994                    By        /s/ L. P. Harnois
- - ------------------                    ----------------------------------------
      (Date)                          L. P. Harnois, Senior Vice President and
                                           Chief Financial Officer