Form 10-Q
period 1994-08-27
CLARCOR INC
filed 1994-10-07
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                     -------



                                    FORM 10-Q
                                QUARTERLY REPORT
                                     -------




                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                                     -------




                        for quarter ended August 27, 1994
                                     -------




                      REGISTRANT:  CLARCOR Inc.  (DELAWARE)
                                     -------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended August 27, 1994                 Commission File Number 0-3801



                                   CLARCOR Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                               36-0922490
- - - ------------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


2323 Sixth Street, P. O. Box 7007, Rockford, Illinois            61125
- - - ------------------------------------------------------      --------------
          (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code          815-962-8867
                                                            ------------


                                    No Change
- - - -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No
                                            ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                      14,798,169 common shares outstanding
                      ------------------------------------

Part I - Item 1
- - - ---------------
                                  CLARCOR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                     -------

                                                          August 27,       November 30,
                 ASSETS                                      1994             1993
                                                         -----------       -----------
                                                         (Unaudited)        (Audited)
Current assets:
   Cash and short-term cash investments                  $  3,840           $ 13,838
   Accounts receivable less allowance
      for losses of $1,619 for 1994
      and $1,544 for 1993                                  42,570             40,911
   Inventories:
      Raw materials                                        13,265              9,480
      Work-in-process                                       6,766              3,833
      Finished product                                     15,177             13,683
                                                         --------           --------

          Total inventories                                35,208             26,996

   Prepaid expenses                                         3,272              1,175
   Other                                                    3,326              3,241
                                                         --------           --------

          Total current assets                             88,216             86,161
                                                         --------           --------
   Plant assets, at cost                                  120,671            112,254
      Less accumulated depreciation                       (69,681)           (64,618)
                                                         --------           --------

                                                           50,990             47,636
                                                         --------           --------

   Investment in affiliates                                 8,990              8,002
   Excess of cost over fair value of assets
      acquired, less accumulated amortization              15,424             15,701
   Other noncurrent assets                                 12,420             12,396
                                                         --------           --------

                                                         $176,040           $169,896
                                                         --------           --------
                                                         --------           --------

                    LIABILITIES

   Current liabilities:
      Current portion of long-term debt                  $  7,636           $  7,921
      Accounts payable                                     13,971              9,777
      Income taxes                                          2,657              1,592
      Dividend payable                                      2,331                 --
      Accrued and other liabilities                        12,728             13,998
                                                         --------           --------

          Total current liabilities                        39,323             33,288

   Long-term debt less current portion                     19,003             24,617
   Other long-term liabilities                              7,424              7,350

   Contingencies

               SHAREHOLDERS' EQUITY

   Capital stock                                           14,828             14,819
   Foreign currency translation adjustments                  (430)            (1,465)
   Other shareholders' equity                              96,379             91,287
                                                         --------           --------

                                                          110,777            104,641
   Common stock in treasury, at cost                         (487)                --
                                                         --------           --------

                                                          110,290            104,641
                                                         --------           --------
                                                         $176,040           $169,896
                                                         --------           --------
                                                         --------           --------

                 See Notes to Consolidated Financial Statements.

                                  CLARCOR INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in Thousands Except per Share Data)
                                   (Unaudited)
                                   -----------


                                       Three Months Ended                  Nine Months Ended
                                   --------------------------          ------------------------------
                                   August 27,      August 28,          August 27,          August 28,
                                      1994            1993                1994                1993
                                   ----------      ----------          -----------         ----------
Net sales                             $67,724         $64,634            $188,745            $156,279
Cost of sales                          47,724          45,250             133,642             108,735
                                      -------         -------            --------            --------

     Gross profit                      20,000          19,384              55,103              47,544

Selling and administrative
   expenses                            10,318          11,425              32,388              29,294
                                      -------         -------            --------            --------

     Operating profit                   9,682           7,959              22,715              18,250
                                      -------         -------            --------            --------

Other income (deductions):
 Interest expense                        (659)           (904)             (2,128)             (2,680)
 Interest income                          113             168                 339                 684
 Other                                    357             424                 750                 879
                                      -------         -------            --------            --------

                                         (189)           (312)             (1,039)             (1,117)
                                      -------         -------            --------            --------

     Earnings before
        income taxes                    9,493           7,647              21,676              17,133

Provision for income taxes              3,614           2,587               8,207               6,201
                                      -------         -------            --------            --------


Earnings before cumulative effect
   of accounting change                 5,879           5,060              13,469              10,932

Cumulative effect of accounting
   change                                  --              --                 630                  --
                                      -------         -------            --------            --------


     Net earnings                     $ 5,879         $ 5,060            $ 14,099            $ 10,932
                                      -------         -------            --------            --------
                                      -------         -------            --------            --------
Net earnings per common share:
 From operations                         $.40            $.34                $.91                $.74

 From cumulative effect of
     accounting change                     --              --                 .04                  --
                                      -------         -------            --------            --------

                                         $.40            $.34                $.95                $.74
                                        -----           -----               -----               -----
                                        -----           -----               -----               -----

Average number of common shares
   outstanding                     14,821,256      14,843,398          14,821,256          14,843,398
                                   ----------      ----------          ----------          ----------
                                   ----------      ----------          ----------          ----------

Dividends paid per share                $.155           $.155              $.465                $.455
                                        -----           -----              -----                -----
                                        -----           -----              -----                -----

                 See Notes to Consolidated Financial Statements

                                  CLARCOR INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                     -------


                                                                  Nine Months Ended
                                                              -------------------------
                                                              August 27,     August 28,
                                                                 1994           1993
                                                               -------        -------
Cash flows from operating activities                           $10,349        $ 9,242
                                                               -------        -------

Cash flows from investing activities:
 Proceeds from sale of Precision Products Group                     --         20,700
 Business acquisitions, net of cash acquired                        --        (12,824)
 Additions to plant assets                                      (7,838)        (8,210)
 Disposition of plant assets                                       268             54
 Other, net                                                        483          1,266
                                                               -------        -------

     Net cash (used in) provided by
          investing activities                                  (7,087)           986
                                                               -------        -------

Cash flows from financing activities:
 Reduction of long-term debt                                    (5,899)        (5,518)
 Purchase of treasury stock                                       (487)        (3,369)
 Cash dividends paid                                            (6,874)        (6,746)
 Other, net                                                         --           (179)
                                                               -------        -------

     Net cash used in financing activities                     (13,260)       (15,812)
                                                               -------        -------

Net change in cash and short-term cash
   investments                                                  (9,998)        (5,584)

Cash and short-term cash investments,
   beginning of period                                          13,838         15,051
                                                               -------        -------

Cash and short-term cash investments,
   end of period                                               $ 3,840        $ 9,467
                                                               -------        -------
                                                               -------        -------

Cash paid during the period for:

 Interest                                                      $ 2,228        $ 2,678
                                                               -------        -------
                                                               -------        -------

 Income taxes                                                  $ 6,627        $ 6,318
                                                               -------        -------
                                                               -------        -------

                 See Notes to Consolidated Financial Statements.

                                  CLARCOR INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   -----------


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The November 30, 1993 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The consolidated balance sheet as of August 27, 1994, the consolidated statements of earnings, and the consolidated statements of cash flows for the periods ended August 27, 1994 and August 28, 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1993 annual report to shareholders. The results of operations for the period ended August 27, 1994 are not necessarily indicative of the operating results for the full year.


2.   ACQUISITIONS

     The Company purchased all of the shares of Airguard Industries, Inc. on April 30, 1993 and the assets of Guardian Filter/United Engine Life effective June 1, 1993, for $13,504 in cash, including acquisition expenses.

     Unaudited pro forma net sales for the Company would have been $179,131 for the nine months ended August 28, 1993. Net earnings and earnings per share for this period would not have been significantly affected. These 1993 unaudited pro forma amounts are presented as if the acquisitions had occurred at the beginning of the period presented and does not purport to be indicative of what would have occurred had the acquisitons been made as of that date or of results which may occur in the future.


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

PART I - ITEM 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CLARCOR's operations in the third quarter reflected increased sales, operating profit, net earnings and earnings per share when compared to the prior year. For the nine months, current year-to-date operations also reflected substantial increases in sales, operating profit, net earnings and earnings per share when compared to the same period last year. The Company continued to maintain a strong and liquid balance sheet, and cash flow remained adequate to meet CLARCOR's current operating needs, to provide for additional productive assets, to service and repay the Company's debt, and pay dividends.

Consolidated net sales of $67,724,000 in the third quarter of 1994 increased 4.8% over sales of $64,634,000 reported in the third quarter of last year. Compared to the prior year's quarter, sales in the Filtration Products Group increased, while sales in the Consumer Products Group declined. Sales increases in the Filtration Products Group were led by strong gains in the group's heavy duty, air filtration, and railroad locomotive markets. Current quarter sales of Consumer Products fell below those of the prior year's third quarter due to the nonrecurrence in the current year of the sale of engineering services recorded last year, and to customer-delayed shipments of promotional containers to the fourth quarter.

CLARCOR's third quarter operating profit of $9,682,000 increased $1,723,000, or 21.6%, over operating profit of $7,959,000 reported last year. Operating profit in the Filtration Products Group increased 42.6%. This increase reflected the group's strong current quarter profits, and compares to last year's quarter which included reduced profits resulting from the establishment of reserves for the settlement of legal issues. In the Consumer Products Group, operating profits were lower than last year. This was the result of the inclusion in last year's operations of profit from the sale of engineering services which did not recur in the current year, and a lower level of promotional container shipments.

Other income (deductions) was a net expense of $189,000, compared to expense of $312,000 in the third quarter of 1993. The current year reduction principally reflected reduced interest expense, and a higher level of recorded equity earnings from affiliates. These more than offset reductions in interest income and currency gains from levels recorded in the prior year.

The provision for income taxes in the third quarter totaled $3,614,000, and reflected an effective rate of 38.1%. This compares to a total of $2,587,000 in the prior year's quarter, an effective rate of 33.8%. The lower rate in the prior year reflected a reduction in that period of previously established accruals for taxes.

Consolidated net earnings in the third quarter totaled $5,879,000 in the current year, an increase of $819,000, or 16.2% compared to earnings of $5,060,000 recorded in the same quarter last year.

Earnings per share from operations were $.40 in the current quarter, up significantly from $.34 reported in the third quarter of the prior year.

Consolidated net sales for the nine months year-to-date totaled $188,745,000, an increase of $32,466,000, or 20.8%, over year-to-date net sales of $156,279,000 recorded in 1993. Compared to the prior year, net sales in the Filtration Products Group increased, while sales in the Consumer Products Group declined. Sales in the Company's Filtration Products Group increased 30.5% over the prior year's total. This increase was attributable to sales reported in the current period for a full nine months from the group's 1993 acquisitions compared to acquisition sales reported for a period of four months in the prior year, and increased sales in the heavy duty, railroad locomotive, and air filtration markets. Without the impact of the acquisitions, Filtration sales for the nine months increased 8.0%. Consumer Products Group sales declined 3.0% from the level of the prior year-to-date. This decline reflected the nonrecurrence in the current year of the sale of engineering services, and customer-delayed shipments in the promotional container segment of the business.

PART I - ITEM 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Consolidated current year-to-date operating profit totaled $22,715,000, and was $4,465,000, or 24.5% higher than profit of $18,250,000 recorded last year. The increase reflected higher profits in the Filtration Products Group and lower profits in the Consumer Products Group. Profits in the Filtration Products Group increased significantly over the level of 1993. The 1993 profit included the result of the non-recurring Baldwin N.V. charge, and a charge for the establishment of reserves for the settlement of legal issues. Consumer Products operating profit was lower than in the prior nine month period due to profit reductions from the nonrecurrence in the current year of the sale of engineering services, and to lower sales in the promotional container segment.


Other income (deductions) was a net expense of $1,039,000, compared to expense of $1,117,000 in 1993. The current year reduction originated principally from reduced interest expense on the lower long-term debt balances, partially offset by lower interest earnings.

Consolidated net earnings before the cumulative effect of an accounting change for the current nine months totaled $13,469,000, an increase of $2,537,000, or 23.2% over net earnings of $10,932,000 in the prior nine months. The 1993 earnings were reduced by the Filtration $1,500,000 nonrecurring charge, unreduced by any tax benefits, and the after-tax effect of the establishment of the legal reserve. Total net earnings in the current year were $14,099,000, compared to $10,932,000 last year, after the impact of the adoption of FAS 109.

Earnings per share from operations for the nine month period totaled $.91, compared to $.74 per share earned during the comparable period last year. The prior year per share earnings were reduced by $.10 from the recognition of the non-recurring Baldwin N.V. charge.

Effective with the first quarter of the current year, CLARCOR adopted Financial Accounting Standards No. 109, "Accounting for Income Taxes". As a result of the adoption of this standard, the Company recorded $.04 per share in additional first quarter earnings.

Total earnings per share in the current year were $.95, compared to $.74 last year.

The Company maintained a strong and liquid consolidated balance sheet through the nine month period of the current year. Current assets increased to $88,216,000, from $86,161,000 at the beginning of the period. Within the current assets, cash needs relating chiefly to increased inventories and plant and equipment additions reduced the cash and short-term investments balance to $3,840,000 from the beginning of the year total of $13,838,000. Inventories were increased $8,212,000 to $35,208,000 in preparation for heavy fourth quarter
shipments.   Working capital totaled $48,893,000 at the end of the current nine months, and compares to $52,873,000 at November 30, 1993. The current ratio was 2.2:1 at August 27, 1994. This compares to 2.6:1 at the beginning of the year. Continued investment in productive assets increased the level of net plant assets $3,354,000, to $50,990,000. Total assets of $176,040,000 increased
$6,144,000, or 3.6%, over total assets of $169,896,000 at the beginning of the year.

CLARCOR's current liabilities increased $6,035,000 in the current year, to $39,323,000. This increase resulted principally from increased accounts payable and a current year dividends payable balance which was not present at year-end. The higher accounts payable balance is related to the higher level of current year operations, and the dividends payable balance is the result of the timing of the dividend declaration.

The long-term portion of notes payable decreased to $19,003,000 from $24,617,000, principally the result of payments made on the Company's fixed rate debt.

PART I - ITEM 2



                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued



CLARCOR increased the shareholders' equity balance by $5,649,000 to $110,290,000 since November 30, 1993. This increase results from strong current year operations, reduced by dividends and the acquisition of $487,000 of treasury shares within the shareholders' equity section.

The Company's capitalization remained healthy at the end of the third quarter. Total capitalization at the end of the current quarter was $129,293,000. Equity capital was 85.3% of the total, while debt capital was 14.7%. This compares to total capitalization at the end of the prior year of $129,258,000. Of this total, equity capital was 81.0%, while debt capital was 19.0%.

The Company's ability to generate cash remains strong. CLARCOR continues to generate sufficient cash to maintain the current level of operations, to fund needed capital additions, and to meet current debt obligations. Adequate lines of credit remain open to the Company as needed.

Net cash produced from operating activities in the nine months of the current year totaled $10,349,000, compared to net cash of $9,242,000 from operating activities in the prior year. The increase in the cash produced is chiefly the result of higher net earnings, partially offset by increased investment in inventories. Net cash of $7,087,000 was used in the current nine months for investing activities, principally plant asset additions. Net cash of $986,000 was provided by investing activities in the prior year, and reflects the collection of the Precision Products Group sale receivable and the subsequent 1993 business acquisitions and plant asset additions. Cash used in current year financing activities totaled $13,260,000, compared to $15,812,000 in 1993. The current year usage reflects $5,899,000 of long-term debt payments and $487,000 of treasury stock repurchases, whereas the prior year included $3,369,000 of treasury share purchases and $5,518,000 of long-term debt payments. Cash dividend payments approximate the prior year.

CLARCOR's core businesses remain healthy, and are projected to generate continued growth in sales, operating profit and cash flow. The Company also expects the acquisitions made in 1993 to show continued improvements in sales, operating profit and cash flow.

PART II - OTHER INFORMATION



Item 6a   -    Exhibit (11), Computations of Per Share Earnings are presented on page 10.


Item 6b   -    No reports on Form 8-K have been filed during the quarter ended
               August 27, 1994.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CLARCOR INC.
                                  (Registrant)



    October 7, 1994                By   /s/ L. P. HARNOIS
- - - --------------------------            -----------------------------------------
       (Date)                           L. P. Harnois, Senior Vice President and
                                             Chief Financial Officer