Form 10-K
period 1994-12-03
CLARCOR INC
filed 1995-02-24
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 3, 1994

                                       OR

[ ]                    TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
- ------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value (based on the closing price of registrant's Common Stock on February 1, 1995 as reported on the New York Stock Exchange Composite Transactions) of the voting stock held by non-affiliates of the registrant as at February 1, 1995 is $290,741,460.

The number of outstanding shares of Common Stock, as of February 1, 1995 is 14,770,017 shares.

Certain portions of the registrant's 1994 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 23, 1995 for the Annual Meeting of Shareholders to be held on March 30, 1995 are incorporated by reference in Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    (A) GENERAL DEVELOPMENT OF BUSINESS

    CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

    In fiscal 1991, CLARCOR converted from a fiscal year ending on November 30 to a fiscal year ending on the Saturday closest to November 30. For fiscal year 1994, the year ended on December 3, 1994 and for fiscal year 1993 the year ended on November 27, 1993. In this Form 10-K, all references to fiscal year ends are shown to begin as of December 1 and end as of November 30 for clarity of presentation.

    (I) CERTAIN SIGNIFICANT EVENTS.

        Effective January 31, 1994, the Company sold the assets and ongoing business of OilpureSystems for cash. OilpureSystems is engaged in manufacturing and purification of industrial process oils. The transaction had no material effect on the Company's results of operations for fiscal 1994.

        On June 9, 1994, the Consumer Products Group established a European manufacturing site through a strategic alliance between the Company's subsidary, Clark Europe, Inc., and a Netherlands-based European supplier of consumer dispensing products. This alliance gives the Consumer Products Group an important manufacturing source for the fast growing closure business in the European market.

        On September 14, 1994, the Company acquired the fixed assets and inventory of Filtros Continental S.A. de C.V. in Mexico City and formed a new entity, Filtros Baldwin de Mexico ("FIBAMEX") to manufacture and distribute Baldwin filter products in Mexico. The Company maintains 90% ownership of that business.

        During October, 1994 the Company reduced its 20% common stock holding in G.U.D. Holdings Limited ("GUD"), an Australian public company, to 5%.

        Effective October 31, 1994, the Company dissolved its PleaTech joint venture partnership and moved the business to its Airguard facility in Louisville, Kentucky. PleaTech Co., of which 60% was owned by the Company, was a technology and manufacturing joint venture for extended life, high-efficiency filters.

    (II) SUMMARY OF BUSINESS OPERATIONS.

        During 1994, the Company conducted business in two principal industry groups: (1) Filtration Products and (2) Consumer Products.

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

    The Company distributes filters and filtration products throughout Europe through its Baldwin Filters N.V. and Baldwin Filters Limited subsidiaries. The Company also owns 5% of the outstanding common stock of GUD and has a 50-50 joint venture with GUD named Baldwin Filters (Aust.) Pty. Ltd. to market heavy duty liquid and air filters in Australia and New Zealand. The Company owns 90% of FIBAMEX which manufactures and distributes filters in Mexico.

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

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Business segment information for the fiscal years 1992 through 1994 is included on page 41 of the Company's 1994 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of
Exhibit 13(a)(vi) to this 1994 Annual Report on Form 10-K ("1994 Form 10-K").

    (C) NARRATIVE DESCRIPTION OF THE BUSINESS

FILTRATION PRODUCTS

    The Company's filtration products business is conducted by the CLARCOR Filtration Products Group which includes the following wholly-owned subsidiaries: Baldwin Filters, Inc.; Airguard Industries, Inc.; Clark Filter, Inc.; MicroPure Filtration, Inc.; Baldwin Filters N.V.; and Baldwin Filters Limited. In addition, the Company owns (i) 5% of GUD, and (ii) 50% of Baldwin Filters (Aust.) Pty. Ltd., and (iii) 90% of FIBAMEX.

    The Company markets a line of over 18,200 oil, air, fuel, coolant and hydraulic fluid filters. The Company's filters are used in a wide variety of applications including engines, equipment, environmentally controlled areas and processes where effectiveness, reliability and durability are essential. Impure air or fluid impinge upon a paper, cotton, synthetic, chemical or membrane filter media which collects the impurities which are disposed of when the filter is changed. Paper filters have pleated paper elements held in specially treated paper or metal containers and the cotton and synthetic filters use wound or compressed fibers with high absorption characteristics. The Company's filters are sold throughout the United States and Canada and world-wide, primarily in the replacement market for truck, automobile, marine, construction, industrial and farm equipment and food and beverage processing. In addition, some filters are sold to the original equipment market.

CONSUMER PRODUCTS

    The Company's consumer products business is conducted by the Consumer Products Group which includes the Company's wholly-owned subsidiary, J. L. Clark, Inc. ("J. L. Clark").

    In fiscal 1994 over 1,500 different types and sizes of containers and metal packaging specialties were manufactured for the Company's customers. Flat sheet decorating is provided by use of state-of-the-art lithography equipment. Metal, plastic and paper containers and plastic closures manufactured by the Company are used in marketing a wide variety of dry and paste form products, such as food specialties (tea, spices, dry bakery products, potato chips, pretzels, candy and other confections); cosmetics and toiletries; drugs and pharmaceuticals; chemical specialties (hand cleaners, soaps and special cleaning compounds); and tobacco products. Metal packaging specialties include shells for dry batteries, dispensers for razor blades, spools for insulated and fine wire, and custom decorated flat steel sheets.

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

    During 1994, the Consumer Products Group formed a strategic alliance with Europe's leading manufacturer of consumer dispensing products to better serve the growing European market. The new European manufacturing site allows the Company to eliminate the costly freight and import duties for its closure products sold in the European Market.

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

CLASS OF PRODUCTS

    The percentage of the Company's sales volume contributed by each class of similar products within the Company's Consumer Products Group which contributed 10% or more of sales is as follows:

                                                                            1994         1993         1992
                                                                            -----        -----        -----
Containers.............................................................         20%          24%          24%

No class of products within the Company's Filtration Products Group accounted for as much as 10% of the total sales of the Company.

RAW MATERIAL

    Steel (black plate and tin plate), filter media, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins and aluminum slugs for tubes, roll paper, bulk and roll plastic materials and cotton, wood and synthetic fibers are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 1994.

PATENTS

    Certain features of some of the Company's Filtration and Consumer Products are covered by domestic and, in some cases, foreign patents or patent applications. While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection.

CUSTOMERS

    The largest 10 customers of the Filtration Products Group accounted for 15.5% of the $199,793,000 of fiscal year 1994 sales of such Group.

    The largest 10 customers of the Consumer Products Group accounted for 45.6% of the $70,330,000 of fiscal year 1994 sales of such Group.

    No single customer accounted for 10% or more of the Company's consolidated 1994 sales.

BACKLOG

    At November 30, 1994, the Company had a backlog of firm orders for products amounting to approximately $31,200,000. The comparable backlog figure for 1993 was approximately $25,100,000. All of the orders on hand at November 30, 1994 are expected to be filled during fiscal 1995. The Company's backlog is not subject to significant seasonal fluctuations.

COMPETITION

    The Company encounters strong competition in the sale of all of its products.

    In the Filtration Products Group, the Company competes in a number of markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of available industry-wide data. However in the replacement market for heavy duty liquid and air filters used in internal combustion engines the Company believes that it is among the top five measured by annual sales with a market share of approximately 13%. In addition, the Company believes that it is the largest manufacturer of liquid filters for diesel locomotives.

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

    The Company believes that it is able to maintain its competitive position because of the quality of its products and services and the breadth of its Filtration Products line.

PRODUCT DEVELOPMENT

    The Company's laboratories test filters, containers, filter components, paints, inks, varnishes, adhesives and sealing compounds to insure high quality manufacturing results, aid suppliers in the development of special finishes and conduct controlled tests of finishes and newly designed filters and containers being perfected for particular uses. Product development departments are concerned with the improvement of existing filters, consumer products and the creation of new and individualized filters, containers and consumer products, in order to broaden the uses of these items, counteract obsolescence and evaluate other products available in the marketplace. During fiscal 1994, a new 25,000 square foot technical center in Kearney, Nebraska designed to enhance the Company's technology in the heavy duty filter industry became operational.

    In fiscal 1994, the Company employed 51 professional employees on a full-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $3,354,000 on such activities as compared with $2,824,000 for 1993 and $2,248,000 for 1992.

ENVIRONMENTAL FACTORS

    The Company is not aware of any facts which would cause it to believe that it is in material violation of existing applicable standards respecting emissions to the atmosphere, discharges to waters, or treatment, storage and disposal of solid or hazardous wastes. There are no pending material claims or actions against the Company alleging violations of such standards.

    The Company does anticipate, however, that it may be required to install additional pollution control equipment to augment existing equipment in the future in order to meet applicable environmental standards. The Company is presently unable to predict the timing or the cost of such equipment and cannot give any assurance that the cost of such equipment may not have an adverse effect on earnings. However, the Company is not aware, at this time, of any current or pending rquirement to install such equipment at any of its facilities.

EMPLOYEES

    As of November 30, 1994, the Company had approximately 2,211 employees.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Foreign sales were not material in any of the fiscal years ended November 30, 1994, 1993 or 1992.

    Export sales for the fiscal years ended November 30, 1994, 1993 and 1992 were $21,306,000, $18,008,000 and $10,882,000, respectively.

ITEM 2.  PROPERTIES.

    (I) LOCATION

    The corporate office building located in Rockford, Illinois, houses the Corporate offices and the Group offices for the Filtration and Consumer Products headquarters in 22,000 square feet of office space.

    FILTRATION PRODUCTS.    The following  is  a description  of  the  principal
properties owned and utilized by the Company in conducting its Filtration Products business:

    The Baldwin Filters' Kearney, Nebraska plant contains 410,000 square feet of manufacturing and warehousing space, 25,000 square feet of research and development space, and 40,000 square feet of office space. It is located on a site of approximately 40 acres. In addition, Baldwin has a capital lease for a 100,000 square foot manufacturing facility on a site of 20 acres in Gothenburg, Nebraska.

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

    The Airguard High Efficiency Filter plant, located in Louisville, Kentucky on a 7.5 acre tract of land, contains 100,000 square feet of manufacturing and office facilities.

    Airguard sales outlets with warehousing are located in Louisville, Kentucky; Cincinnati, Ohio; Nashville, Tennessee; Atlanta, Georgia; Columbus, Ohio; Birmingham, Alabama; Dallas, Texas; and Corona, California.

    The Company also manufactures Clark filters in Lancaster, Pennsylvania. The building, constructed about 1968 on an 11.4 acre tract of land, contains 168,000 square feet of manufacturing and office space.

    The Company leases 18,000 square feet of manufacturing and office space in Mexico City, Mexico for the manufacture and distribution of Filtration Products.

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

    The J. L. Clark Tube Division's manufacturing plant is located in Downers Grove, Illinois on a 5-acre tract of land. The one-story building contains 58,000 square feet of floor space.

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

    Air filters for the industrial air and environmental markets are produced in the Airguard facilities.

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

    Plastic packaging capabilities include printing and molding of irregular shaped plastic containers and customized plastic closures. J. L. Clark is the only company in the packaging industry to mold and offset lithograph a one-piece irregular shaped semi-rigid plastic container with a living hinge cover. A growing area of specialty is custom-designed plastic closures for products which have tamper-evidence as well as convenience features.

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

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is involved in legal actions arising in the normal course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that their outcome will not have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ADDITIONAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                           AGE AT     YEAR ELECTED
NAME                                                                      11/30/94      TO OFFICE
- -----------------------------------------------------------------------  -----------  -------------
Lawrence E. Gloyd......................................................          62          1991
  Chairman, President  and  Chief  Executive  Officer.  Mr.  Gloyd  was
elected  President and Chief  Operating Officer in  1986, President and
Chief Executive  Officer  in 1988  and  Chairman, President  and  Chief
Executive Officer in 1991.

                                                                           AGE AT     YEAR ELECTED
NAME                                                                      11/30/94      TO OFFICE
- -----------------------------------------------------------------------  -----------  -------------
Bruce A. Klein.........................................................          47          1995
  Vice  President-Finance and  Chief Financial  Officer. Mr.  Klein was
employed by the  Company and elected  Vice President-Finance and  Chief
Financial Officer on January 3, 1995.
Norman E. Johnson......................................................          46          1993
  Group  Vice President-CLARCOR Filtration  Products Group. Mr. Johnson
has been employed by the Company since 1990. He was elected  President-
Baldwin  Filters,  Inc. in  1990, Vice  President-CLARCOR in  1992, and
Group Vice President-Filtration Products Group in 1993.
Ronald A. Moreau.......................................................          47          1989
  Group Vice President-CLARCOR Consumer Products Group and President of
J. L. Clark,  Inc. Mr. Moreau  has been employed  by the Company  since
1986.  He  was  Vice  President  of  operations  for  the  J.  L. Clark
subsidiary  from   1986   to   1989.  He   was   elected   Group   Vice
President-Consumer Products Group and President of J. L. Clark, Inc. in
1989.
David J. Anderson......................................................          54          1994
  Vice  President-International/Corporate Development. Mr. Anderson has
been employed by the Company since 1990. He was elected Vice  President
Marketing  & Business  Development for the  CLARCOR Filtration Products
subsidiary in 1991 and Vice President-Corporate Development in 1993 and
Vice President-International/Corporate Development in 1994.
William F. Knese.......................................................          46          1991
  Vice President, Treasurer and Controller. Mr. Knese has been employed by the Company since 1979. He was elected Vice President, Treasurer and
Controller in 1991.
David J. Lindsay.......................................................          39          1994
  Vice President-Administration. Mr. Lindsay  has been employed by  the
Company  in various administrative positions since 1987. He was elected
Vice President-Group Services in 1991 and Vice President-Administration
in 1994.
Marshall C. Arne.......................................................          64          1991
  Vice President-Secretary. Mr. Arne has  been employed by the  Company in  various administrative  positions since  1955. He  was elected Vice
President-Secretary in 1991.
Peter F. Nangle........................................................          33          1994
  Vice President-Information Services. Mr. Nangle has been employed  by the  Company  since  1993. He  was  elected  Vice President-Information
Services in 1994.
Marcia S. Blaylock.....................................................          38          1994
  Assistant Secretary. Ms. Blaylock has been an employee of the Company since 1974. She was elected Assistant Secretary on December 13, 1994.

    Each executive officer of the Company is elected for a term of one year which begins at the Board of Directors Meeting at which he or she is elected, held following the Annual Meeting of Shareholders, and ends on the date of the next Annual Meeting of Shareholders or upon the due election and qualification of his or her successor.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange; it is traded under the symbol CLC. The following table sets forth the high and low market prices as quoted during the relevant periods by the New York Stock Exchange and dividends paid for each quarter of the last two fiscal years.

                                                                                            MARKET PRICE
                                                                                        --------------------
QUARTER ENDED                                                                             HIGH        LOW      DIVIDEND
- --------------------------------------------------------------------------------------  ---------  ---------  -----------
February 26, 1994.....................................................................  $  22 3/8  $  18 1/4   $   .1550
May 28, 1994..........................................................................     21 5/8         17       .1550
August 27, 1994.......................................................................     20 1/8     15 7/8       .1550
December 3, 1994......................................................................     21 1/2     18 1/2       .1575
                                                                                                              -----------
Total Dividend........................................................................                         $   .6225
                                                                                                              -----------
                                                                                                              -----------


                                                                                            MARKET PRICE
                                                                                        --------------------
QUARTER ENDED                                                                             HIGH        LOW      DIVIDEND
- --------------------------------------------------------------------------------------  ---------  ---------  -----------
February 27, 1993.....................................................................  $  19 1/4  $  16 1/2   $    .150
May 29, 1993..........................................................................     19 1/2         16        .150
August 28, 1993.......................................................................     19 3/4         17        .155
November 27, 1993.....................................................................         20     16 1/2        .155
                                                                                                              -----------
Total Dividend........................................................................                         $    .610
                                                                                                              -----------
                                                                                                              -----------

    The approximate number of holders of record of Common Stock of the Company as at February 1, 1995 is 1900. In addition, the Company believes that there are approximately 3,800 beneficial owners whose shares are held in street names.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required hereunder is set forth on pages 26 and 27 of the Annual Report under the caption "13-Year Financial Summary", is incorporated herein by reference and is filed as Exhibit 13a(ix) to this 1994 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The information required hereunder is set forth on pages 21 through 25 of the Annual Report under the caption "Financial Review", is incorporated herein by reference and is filed as Exhibit 13a(x) to this 1994 Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements, the Notes thereto and the report thereon of Coopers & Lybrand, independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 28 through 42, inclusive, of the Annual Report, are incorporated herein by reference and is filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 1994 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Certain information required hereunder is set forth on pages 1 and 2 of the Company's Proxy Statement dated February 23, 1995 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 30, 1995 under the caption "Election of Directors -- Nominees for Election to the Board" and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required hereunder is set forth on pages 6 through 15 inclusive, of the Proxy Statement under the caption "Compensation of Executive Officers and Other Information" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required hereunder is set forth on pages 4 and 5 of the Proxy Statement under the caption "Beneficial Ownership of the Company's Common Stock" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Mr. L.P. Harnois was the Company's Senior Vice President and Chief Financial Officer until December 1, 1994. On that date he elected early retirement from the Company and resigned as an officer. In that regard the Company agreed to (i) pay Mr. Harnois the present value of his benefits under the Company's Supplemental Retirement Plan, (ii) continue coverages for Mr. Harnois under various Company group insurance plans until December, 1996, (iii) make immediately exercisable all stock options granted to Mr. Harnois, which options will expire on November 30, 1997, (iv) pay consulting fees based on salary at the date of retirement and continuing until fiscal year end 1995 to Mr. Harnois in regard to the completion of certain projects assigned to Mr. Harnois, (v) transfer to Mr. Harnois a split-dollar life insurance policy on his life owned by the Company, and (vi) continue to provide certain other employee benefits until November 30, 1995.

    On April 5, 1994 the Company loaned $137,500 to Mr. Norman E. Johnson, the Company's Group Vice President -- Filtration Products, on an interest-free basis. The loan was repaid in full on June 10, 1994. The loan was made pursuant to the Company's Relocation Expense Policy and was used by Mr. Johnson to purchase a home in connection with his relocation from Kearney, Nebraska to the Company's headquarters in Rockford, Illinois.

    Mr. Carl J. Dargene, a Director of the Company, is President, Chief Executive Officer and Director of AMCORE Financial, Inc. ("AMCORE"). During 1994 AMCORE's subsidiary, AMCORE Investment Banking, Inc. provided investment banking services to the Company, including advice regarding certain potential acquisition candidates indentified by the Company. AMCORE also acts as a trustee, administrator or custodian for certain of the Company's employee benefit plans.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

    (A)  FINANCIAL STATEMENTS

    The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholder's for the fiscal year ended November 30, 1994:

    *Consolidated Balance Sheets at November 30, 1994 and 1993

    *Consolidated  Statements of Earnings for the years ended November 30, 1994,
     1993 and 1992

    *Consolidated  Statements  of  Shareholders'  Equity  for  the  years  ended
     November 30, 1994, 1993 and 1992

    *Consolidated  Statements of  Cash Flows  for the  years ended  November 30,
     1994, 1993 and 1992

    *Notes to Consolidated Financial Statements

    *Report of Independent Accountants

    *Management's Report on Responsibility for Financial Reporting
- ------------------------
*Filed herewith as part of Exhibit 13(a) to this 1994 Form 10-K

    The following items are set forth herein on the pages indicated:

Report of Independent Accountants.................................................................        F-1

Financial Statement Schedules:

               VIII.  Valuation and Qualifying Accounts and Reserve...............................        F-2

    Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.

    (B) There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended November 30, 1994.

    (C)  Exhibits

       3.1    The registrant's Restated Certificate of Incorporation. Incorporated by  reference to  Exhibit 3.1 to  the Company's Annual Report  on Form 10-K  for the fiscal year ended November 30, 1983.
       3.1(a) Amendment to ARTICLE NINTH of Restated Certificate of Incorporation.  Incorporated
              by reference to Exhibit 3.1(a) to the Company's Annual Report on Form 10-K for the
              fiscal year ended November 30, 1988 (the "1988 10-K").
       3.1(b) Amendment changing name of Registrant to CLARCOR Inc. Incorporated by reference to
              Exhibit 3.1(b) to the 1988 10-K.
       3.1(c) Amendment  to  ARTICLE  FOURTH  of  the  Restated  Certificate  of  Incorporation.
              Incorporated by reference to Exhibit 3.1(c) to the Company's Annual Report on Form
              10-K for the fiscal year ended November 30, 1990.
       3.2    The registrant's By-laws, as amended. Incorporated by reference to Exhibit 3.2  to the  Company's Annual Report on  Form 10-K for the  fiscal year ended November 27,
              1993.
       4      Rights Agreement dated as of April 14,  1987 between the registrant and The  First
              National  Bank  of  Chicago.  Incorporated  by  reference  to  Exhibit  1  to  the
              Registrant's Current Report on Form 8-K dated April 20, 1986.
       4.1    Amendment to Rights Agreement dated as of June 27, 1989. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on August 14, 1989.
      10.1*   The registrant's Deferred Compensation Plan for Directors.
      10.2*   The registrant's Supplemental Retirement Plan.
      10.2(a) The registrant's 1994 Executive Retirement Plan.
      10.2(b) The registrant's 1994 Supplemental Pension Plan.
      10.2(c) The registrant's Supplemental Retirement Plan  (as amended and restated  effective
              December 1, 1994).
      10.3    The registrant's 1984 Stock Option Plan. Incorporated by reference to Exhibit A to the  Company's  Proxy Statement  dated March  2,  1984 for  the Annual  Meeting of
              Shareholders held on March 31, 1984.
      10.4    Employment Agreements with certain officers. Incorporated by reference to  Exhibit
              5 to the Company's Current Report on Form 8-K filed July 25, 1989.
      10.5    The  registrant's 1994 Incentive  Plan. Incorporated by reference  to Exhibit A to the Company's Proxy Statement  dated February 24, 1994  for the Annual Meeting  of
              Shareholders held on March 31, 1994.
      11      Computation of Per Share Earnings.

      13 (a)  The  following  items incorporated  by reference  herein  from the  Company's 1994
              Annual Report to Shareholder ("1994 Annual Report"), are filed as Exhibits to this
              1994 Form 10-K:

      (i)  Business segment information for the fiscal years 1992 through 1994 set forth on page 41 of the 1994 Annual Report (included in Exhibit 13(a)(vi) -- Note O  of
             Notes to Consolidated Financial Statements);
     (ii)  Consolidated  Balance Sheets of the Company and its Subsidiaries at November 30,
             1994 and 1993 set forth on page 28 of the 1994 Annual Report;
    (iii)  Consolidated Statements of Earnings of the Company and its Subsidiaries for  the
           years  ended November 30, 1994, 1993  and 1992 set forth on  page 29 of the 1994
             Annual Report;
     (iv)  Consolidated  Statement  of  Shareholders'  Equity  for  the  Company  and   its
           Subsidiaries  for the years ended November 30,  1994, 1993 and 1992 set forth on page 30 of the 1994 Annual Report;
      (v)  Consolidated Statements of Cash  Flows of the Company  and its Subsidiaries  for
           the  years ended November  30, 1994, 1993 and  1992 set forth on  page 31 of the
             1994 Annual Report;
     (vi)  Notes to Consolidated Financial Statements set  forth on pages 32 through 41  of the 1994 Annual Report;
    (vii)  Report  of  Independent Accountants  set forth  on  page 42  of the  1994 Annual
             Report;
   (viii)  Management's Report on Responsibility for Financial Reporting set forth on  page
           43 of the 1994 Annual Report;
     (ix)  Information  under the caption "13-Year Financial Summary" set forth on pages 26 and 27 of the 1994 Annual Report; and
      (x)  Management's Discussion  and  Analysis of  Financial  Condition and  Results  of
             Operation  set forth under the caption  "Financial Review" on pages 21 through
             25 of the 1994 Annual Report.

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

                                             CLARCOR Inc.
                                             (Registrant)

                                                  By: _LAWRENCE E. GLOYD________
                                                          Lawrence E. Gloyd
                                                        CHAIRMAN, PRESIDENT &
                                                          CHIEF
                                                           EXECUTIVE OFFICER
Date: February 24, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 24, 1995             By:  LAWRENCE E. GLOYD
                          -------------------------------------------
                                       Lawrence E. Gloyd
                         CHAIRMAN, PRESIDENT & CHIEF EXECUTIVE OFFICER
                                           AND DIRECTOR

Date: February 24, 1995               By:  BRUCE A. KLEIN
                          -------------------------------------------
                                        Bruce A. Klein
                           VICE PRESIDENT-FINANCE & CHIEF FINANCIAL
                                             OFFICER

Date: February 24, 1995              By  WILLIAM F. KNESE
                          -------------------------------------------
                                       William F. Knese
                         VICE PRESIDENT, TREASURER, CONTROLLER & CHIEF
                                        ACCOUNTING OFFICER

Date: February 24, 1995                By  J. MARC ADAM
                          -------------------------------------------
                                         J. Marc Adam
                                           DIRECTOR

Date: February 24, 1995               By  MILTON R. BROWN
                          -------------------------------------------
                                        Milton R. Brown
                                           DIRECTOR

Date: February 24, 1995               By  CARL J. DARGENE
                          -------------------------------------------
                                        Carl J. Dargene
                                           DIRECTOR

Date: February 24, 1995              By  FRANK A. FIORENZA
                          -------------------------------------------
                                       Frank A. Fiorenza
                                           DIRECTOR

Date: February 24, 1995           By  DUDLEY J. GODFREY, JR.
                          -------------------------------------------
                                    Dudley J. Godfrey, Jr.
                                           DIRECTOR

Date: February 24, 1995            By  STANTON K. SMITH, JR.
                          -------------------------------------------
                                     Stanton K. Smith, Jr.
                                           DIRECTOR

Date: February 24, 1995              By  RICHARD A. SNELL
                          -------------------------------------------
                                       Richard A. Snell
                                           DIRECTOR

Date: February 24, 1995                 By  DON A. WOLF
                          -------------------------------------------
                                          Don A. Wolf
                                           DIRECTOR

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

    Our report on the consolidated financial statements of CLARCOR Inc. has been incorporated by reference in this Form 10-K from page 42 of the 1994 Annual Report to Shareholders of CLARCOR Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page F-2 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Rockford, Illinois
January 6, 1995

                                  CLARCOR INC.
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED NOVEMBER 30, 1994, 1993 AND 1992
                             (DOLLARS IN THOUSANDS)

                                                                            COLUMN C
                                                                  ----------------------------
                                                                           ADDITIONS
                                                      COLUMN B    ----------------------------
                                                     -----------                                                COLUMN E
                                                     BALANCE AT          (1)        (2)                        -----------
                     COLUMN A                         BEGINNING    CHARGED TO     CHARGED TO      COLUMN D     BALANCE OF
- ---------------------------------------------------      AT         COSTS AND        OTHER      -------------    AND OF
                    DESCRIPTION                       OF PERIOD     EXPENSES       ACCOUNTS      DEDUCTIONS      PERIOD
- ---------------------------------------------------  -----------  -------------  -------------  -------------  -----------
1994:
Allowance for losses on accounts receivable           $   1,544     $     474    $     288(B)     $     726(A)  $   1,580
1993:
Allowance for losses on accounts receivable           $     788     $     610    $     650(C)     $     504(A)  $   1,544
1992:
Allowance for losses on accounts receivable           $     838     $     647    $    (283)(D)    $     414(A)  $     788

NOTES:

(A) Bad debts written off during year, net of recoveries.
(B) Due to acquisition addition in 1993 adjusted due to SFAS 109 adoption in 1994.
(C) Due to the acquisitions of Airguard Industries and Guardian Filter in 1993.
(D) Due to the sale of Precision Products Group in 1992.