Form 10-Q
period 1995-03-04
CLARCOR INC
filed 1995-04-10
CIK 20740

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




                         FOR QUARTER ENDED MARCH 4, 1995
                                     _______




                      REGISTRANT:  CLARCOR INC.  (DELAWARE)
                                     _______

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 4, 1995                    Commission File Number 0-3801



                                  CLARCOR INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                                36-0922490
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



2323 Sixth Street, P. O. Box 7007, Rockford, Illinois                    61125
- -----------------------------------------------------                 ----------
     (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code                  815-962-8867
                                                                    ------------



                                  No Change
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                      14,775,029 common shares outstanding
                      ------------------------------------

                                  CLARCOR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                  ------------


                                                        MARCH 4,    NOVEMBER 30,
                                  ASSETS                  1995         1994
                                                       -----------  -----------
                                                       (UNAUDITED)   (AUDITED)

Current assets:
  Cash and short-term cash investments                $     8,010   $    19,567
  Accounts receivable less allowance for losses of
      $1,531 for 1995 and $1,580 for 1994                  41,684        42,545
  Inventories:
    Raw materials                                          14,818        12,009
    Work-in-process                                         5,789         3,799
    Finished product                                       18,270        14,450
                                                       -----------  -----------
          Total inventories                                38,877        30,258

Prepaid expenses                                            2,920         2,926
Other                                                       3,233         3,154
                                                       -----------  -----------
          Total current assets                             94,724        98,450
                                                       -----------  -----------
Plant assets, at cost                                     125,157       121,659
    Less accumulated depreciation                         (70,857)      (69,044)
                                                       -----------  -----------
                                                           54,300        52,615
                                                       -----------  -----------
Marketable equity securities, at fair value                 3,627         3,655
Excess of cost over fair value of assets acquired,
    less accumulated amortization                          15,177        15,191
Pension assets                                             10,727        10,237
Other noncurrent assets                                     7,449         8,300
                                                       -----------  -----------
                                                      $   186,004   $   188,448
                                                       -----------  -----------
                                                       -----------  -----------

                                LIABILITIES

Current liabilities:
  Current portion of long-term debt                   $     7,579   $     7,579
  Accounts payable                                         14,052        13,769
  Income taxes                                              3,582         2,051
  Accrued and other liabilities                            12,629        16,062
                                                       -----------  -----------
        Total current liabilities                          37,842        39,461

Long-term debt less current portion                        15,167        17,013
Long-term pension liabilities                               5,694         5,616
Other long-term liabilities                                 8,802         8,725

Minority interest                                             265           171

Contingencies


                            SHAREHOLDERS' EQUITY

Capital stock                                              14,775        14,804
Foreign currency translation adjustments                   (1,748)         (609)
Unrealized holding gain on marketable equity
    securities, net of taxes                                  989           911
Other shareholders' equity                                104,218       103,196
                                                       -----------  -----------
                                                          118,234       118,302
Common stock in treasury, at cost                               -          (840)
                                                       -----------  -----------
                                                          118,234       117,462
                                                       -----------  -----------
                                                      $   186,004   $   188,448
                                                       -----------  -----------
                                                       -----------  -----------


                 See Notes to Consolidated Financial Statements.

                                  CLARCOR INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                   -----------




                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                        MARCH 4,    FEBRUARY 26,
                                                          1995         1994
                                                       -----------  -----------
Net sales                                              $   62,137   $    55,890
Cost of sales                                              44,445        39,706
                                                       -----------  -----------
          Gross profit                                     17,692        16,184

Selling and administrative expenses                        11,065        10,285
                                                       -----------  -----------

          Operating profit                                  6,627         5,899
                                                       -----------  -----------

Other income (expense):
  Interest expense                                           (570)         (758)
  Interest income                                             226           171
  Minority interest in earnings of subsidiary                 (18)            -
  Other, net                                                  350           227
                                                       -----------  -----------

                                                              (12)         (360)
                                                       -----------  -----------

          Earnings before income taxes                      6,615         5,539

Provision for income taxes                                  2,643         2,124
                                                       -----------  -----------

Earnings before cumulative effect
    of accounting change                                    3,972         3,415

Cumulative effect of accounting change                          -           630
                                                       -----------  -----------

          Net earnings                                 $    3,972   $     4,045
                                                       -----------  -----------
                                                       -----------  -----------

Net earnings per common share:
  From operations                                      $     0.27   $      0.23
  From cumulative effect of accounting change                   -          0.04
                                                       -----------  -----------

                                                       $     0.27   $      0.27
                                                       -----------  -----------
                                                       -----------  -----------

Average number of common shares
    outstanding                                        14,768,988    14,825,888
                                                       -----------  -----------
                                                       -----------  -----------

Dividends paid per share                               $   0.1575   $    0.1550
                                                       -----------  -----------
                                                       -----------  -----------



                 See Notes to Consolidated Financial Statements.

                                  CLARCOR INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                   -----------


                                                          THREE MONTHS ENDED
                                                       ------------------------
                                                        MARCH 4,    FEBRUARY 26,
                                                          1995         1994
                                                       -----------  -----------

Cash flows from operating activities                   $   (3,765)  $     2,132
                                                       -----------  -----------

Cash flows from investing activities:
  Additions to plant assets                                (3,775)       (1,998)
  Disposition of plant assets                                  51           127
  Other, net                                                  118           282
                                                       -----------  -----------

          Net cash used in investing activities            (3,606)       (1,589)
                                                       -----------  -----------

Cash flows from financing activities:
  Reduction of long-term debt                              (1,846)       (1,905)
  Cash dividends paid                                      (2,321)       (2,292)
  Other, net                                                   39             -
                                                       -----------  -----------

          Net cash used in financing activities            (4,128)       (4,197)
                                                       -----------  -----------

Net effect of exchange rate changes on cash                   (58)            -
                                                       -----------  -----------

Net change in cash and short-term cash investments        (11,557)       (3,654)

Cash and short-term cash investments,
    beginning of period                                    19,567        13,838
                                                       -----------  -----------

Cash and short-term cash investments,
    end of period                                      $    8,010   $    10,184
                                                       -----------  -----------
                                                       -----------  -----------

Cash paid during the period for:

  Interest                                             $      612   $       848
                                                       -----------  -----------
                                                       -----------  -----------
  Income taxes                                         $      893   $     1,120
                                                       -----------  -----------
                                                       -----------  -----------


                 See Notes to Consolidated Financial Statements.

CLARCOR INC .
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
- -------------------------------------------------------------------------------




1.   CONSOLIDATED FINANCIAL STATEMENTS

     The November 30, 1994 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The consolidated balance sheet as of March 4, 1995, the consolidated statements of earnings, and the consolidated statements of cash flows for the periods ended March 4, 1995 and February 26, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1994 annual report to shareholders. The results of operations for the period ended March 4, 1995 are not necessarily indicative of the operating results for the full year.


2.   SHAREHOLDERS' EQUITY

     During the quarter ended March 4, 1995, the Company retired all of the shares of common stock held in treasury. All such shares resumed the status of authorized and unissued shares of common stock of the Company.


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

Part I - Item 2
- ---------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CLARCOR reported increased sales, operating profit, earnings and earnings per share from operations over the same quarter last year. Substantial gains were recorded from operations in the Filtration Products Group, and were aided by significantly improved results in the Consumer Products Group. For the remainder of the year, the Company expects continued strength in the operations of both of these groups.

Consolidated sales in the current year increased 11.2% to $62,137,000 from $55,890,000 reported in the first quarter of 1994. Sales in the Filtration Products Group increased 11.1% over sales levels in the comparable quarter of last year. Increases were recorded in the group's principal markets of heavy duty, railroad locomotive and industrial air filters. Consumer Products Group sales increased 11.3% over the prior year's first quarter, due chiefly to increased sales of plastic closures and metal tubes.

Consolidated operating profit increased $728,000 to $6,627,000 in the current quarter. This is a 12.3% increase over the first quarter last year. Filtration Group operating profit increased 7.3%, mainly attributable to gains recorded in the group's heavy duty and railroad locomotive operations. Operating profits in the group's industrial air filter operations declined, the result of pricing pressures and manufacturing inefficiencies. First quarter operating profit in the Consumer Products Group rose sharply in comparison to last year. Profits benefited from increased sales of higher margin plastic closures.

Current year first quarter other expense reflected a net $12,000, compared to prior year first quarter net expense of $360,000, due principally to lower interest expense on reduced long-term debt balances.

First quarter earnings before income taxes totaled $6,615,000 in the current year. This was an increase of 19.4% over prior year pre-tax income, and resulted from operating gains recorded in both of the Company's operating groups, and, to a lesser extent, from the reduced interest expense.

The current year first quarter provision for income taxes was $2,643,000, and represented an effective rate of 40.0% of pre-tax earnings. This compares to prior year first quarter income taxes totaling $2,124,000, or an effective rate of 38.3%.

Current year first quarter earnings before the cumulative effect of an accounting change totaled $3,972,000. This was a 16.3% increase over comparable first quarter earnings of $3,415,000 last year. In the first quarter of 1994, CLARCOR adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The adoption of this new standard resulted in increased earnings of $630,000.

Consolidated net earnings totaled $3,972,000 in the current quarter. This was a decrease of 1.8% compared to net earnings of $4,045,000 in the first quarter of 1994, a quarter which benefited from the new income tax accounting standard.

Earnings per share from operations in the current quarter were $.27, and compare to per share earnings of $.23 from operations in the first quarter of last year. The cumulative effect of the income tax accounting change contributed $.04 per share to earnings in the prior year, making total earnings per share $.27.

Part I - Item 2
- ---------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


CLARCOR continued to maintain a strong and liquid consolidated balance sheet. Total assets at March 4, 1995 were $186,004,000. Working capital at the end of the first quarter totaled $56,882,000, compared to $58,989,000 at November 30, 1994. Among the current assets and liabilities, inventories were increased to take advantage of opportunistic purchases. As a result, cash and investment balances were reduced. Accrued and other liabilities were also reduced during the quarter. The current ratio at the end of the first quarter was 2.5:1, the same as at the end of 1994.

During the first quarter, plant assets net of accumulated depreciation increased $1,685,000 to $54,300,000, as the Company continued to invest in productive capacity.

The long-term debt less the current portion declined to $15,167,000 as scheduled debt repayments continued to be made during the quarter.

Consolidated shareholders' equity increased in the current quarter to $118,234,000, an increase of $772,000 over the year-end 1994 level.

Total capitalization at the end of the first quarter declined $1,074,000 to $133,401,000. This compares to $134,475,000 at November 30, 1994. As a percent of total capitalization, long-term debt at the end of the first quarter was 11.4%, compared to 12.7% at the end of fiscal 1994.

CLARCOR recorded a net cash decrease of $11,557,000 in the first quarter of 1995. This compares to a cash decrease of $3,654,000 during the first quarter of 1994.

Net cash from operating activities in the first quarter reflected a total use of $3,765,000 compared to a total of $2,132,000 generated in the first quarter of 1994. The difference is due to increased current year investment in inventories.

Net cash used in current year first quarter investing activities totaled $3,606,000, compared to $1,589,000 of net cash used in the first quarter of 1994. This current quarter figure reflected higher levels of investment in plant assets.

Current quarter financing activities used net cash of $4,128,000, compared to $4,197,000 in the first quarter last year. Reductions of long-term debt and cash dividends paid in the current quarter approximated those of a year earlier.

The current level of CLARCOR's operations continue to generate sufficient cash to fund operating needs, to pay dividends, and to provide for the repayment of the Company's long-term debt. Sufficient lines of credit remain available to meet these current operating needs. CLARCOR currently anticipates capital expenditures in fiscal 1995 of approximately $15,500,000, up from the level of $11,400,000 in fiscal 1994. These expenditures are primarily for the expansion of manufacturing capacity for both the Filtration and Consumer operations, and to continue investments in productivity improvement programs. The Company is in the process of securing additional lines of credit to meet these needs.

Part II - Other Information
- ---------------------------





Item 4    -    Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               At the annual meeting of shareholders of CLARCOR Inc. held on March 30, 1995, all of management's nominees for directors, as listed in the proxy statement dated February 23, 1995, were elected. There were outstanding, as of the close of business on the February 16, 1995 record date, 14,770,017 shares of common stock. There were present at the meeting, in person or by proxy, the holders of 12,900,803 shares of common stock.

               The three nominees elected received votes as follows:


                                          For             Withheld
                                          ---             --------

                 Carl J. Dargene          12,857,719        43,084

                 Lawrence E. Gloyd        12,857,817        42,986

                 Richard A. Snell         12,857,219        43,584



               The terms of J. Marc Adam, Milton R. Brown, Frank A. Fiorenza, Dudley J. Godfrey, Jr., Stanton K. Smith, Jr. and Don A. Wolf were continued.



Item 6a   -    Exhibit (11), Computations of Per Share Earnings are presented on page 9.



Item 6b   -    No reports on Form 8-K have been filed during the quarter ended
               March 4, 1995.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CLARCOR INC.
                                  ------------
                                  (Registrant)




April 10, 1995                      By    /s/ Bruce A. Klein
- ----------------------------------     ---------------------------------------
                    (Date)             Bruce A. Klein, Vice President-Finance
                                         and Chief Financial Officer