Form 10-Q
period 1995-06-03
CLARCOR INC
filed 1995-07-14
CIK 20740

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




                         FOR QUARTER ENDED JUNE 3, 1995
                                    -------




                       REGISTRANT: CLARCOR INC. (DELAWARE)
                                    -------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 3, 1995                Commission File Number 0-3801



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


                      14,804,314 common shares outstanding
                      ------------------------------------

                                  CLARCOR INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                   __________

                                                                         JUNE 3,        NOVEMBER 30,
                                       ASSETS                             1995              1994
                                                                      ----------       --------------
                                                                      (UNAUDITED)
Current assets:
  Cash and short-term cash investments                               $     5,157      $       19,567
  Accounts receivable less allowance for losses of
      $1,501 for 1995 and $1,580 for 1994                                 44,361              42,545
  Inventories:
    Raw materials                                                         15,113              12,009
    Work-in-process                                                        6,758               3,799
    Finished product                                                      20,253              14,450
                                                                      -----------      --------------
          Total inventories                                               42,124              30,258
Prepaid expenses                                                           3,631               2,926
Other                                                                      3,277               3,154
                                                                      -----------      --------------
          Total current assets                                            98,550              98,450
                                                                      -----------      --------------
Plant assets, at cost                                                    128,939             121,659
  Less accumulated depreciation                                          (72,662)            (69,044)
                                                                      -----------      --------------
                                                                          56,277              52,615
                                                                      -----------      --------------
Marketable equity securities, at fair value                                4,272               3,655
Excess of cost over fair value of assets acquired,
    less accumulated amortization                                         15,161              15,191
Pension assets                                                            10,990              10,237
Other noncurrent assets                                                    7,405               8,300
                                                                      -----------      --------------
                                                                     $   192,655      $      188,448
                                                                      -----------      --------------
                                                                      -----------      --------------

                                     LIABILITIES
Current liabilities:
  Current portion of long-term debt                                  $     7,580      $        7,579
  Accounts payable                                                        20,235              13,769
  Income taxes                                                             1,582               2,051
  Accrued and other liabilities                                           12,748              16,062
                                                                      -----------      --------------
          Total current liabilities                                       42,145              39,461

Long-term debt less current portion                                       13,300              17,013
Long-term pension liabilities                                              6,064               5,616
Other long-term liabilities                                                8,947               8,725

Minority interest                                                            309                 171

Contingencies

                                  SHAREHOLDERS' EQUITY

Capital stock                                                             14,804              14,804
Foreign currency translation adjustments                                  (1,464)               (609)
Unrealized holding gain on marketable equity
    securities, net of taxes                                               1,213                 911
Other shareholders' equity                                               107,337             103,196
                                                                      -----------      --------------
                                                                         121,890             118,302
Common stock in treasury, at cost                                           -                   (840)
                                                                      -----------      --------------
                                                                         121,890             117,462
                                                                      -----------      --------------
                                                                     $   192,655      $      188,448
                                                                      -----------      --------------
                                                                      -----------      --------------

                 See Notes to Consolidated Financial Statements.

                                  CLARCOR INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                   __________


                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                             --------------------------    --------------------------
                                                JUNE 3,        MAY 28,        JUNE 3,        MAY 28,
                                                 1995           1994           1995           1994
                                             -----------    -----------    -----------    -----------
Net sales                                   $    70,478    $    65,131    $   132,615    $   121,021
Cost of sales                                    50,379         46,212         94,824         85,918
                                             -----------    -----------    -----------    -----------

             Gross profit                        20,099         18,919         37,791         35,103


Selling and administrative expenses              11,427         11,785         22,492         22,070
                                             -----------    -----------    -----------    -----------

             Operating profit                     8,672          7,134         15,299         13,033
                                             -----------    -----------    -----------    -----------

Other income (expense):
   Interest expense                                (573)          (711)        (1,143)        (1,469)
   Interest income                                  156             55            382            226
   Minority interest in earnings
       of subsidiary                                (22)          -               (40)          -
   Other, net                                       (62)           166            288            393
                                             -----------    -----------    -----------    -----------


                                                  (501)           (490)          (513)          (850)
                                             -----------    -----------    -----------    -----------

              Earnings before
                 income taxes                     8,171          6,644         14,786         12,183

Provision for income taxes                        3,265          2,469          5,908          4,593
                                             -----------    -----------    -----------    -----------

Earnings before cumulative effect
    of accounting change                          4,906          4,175          8,878          7,590

Cumulative effect of accounting change             -              -              -               630
                                             -----------    -----------    -----------    -----------

              Net earnings                  $     4,906    $     4,175    $     8,878    $     8,220
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------


Net earnings per common share:
  From operations                        $      0.33    $      0.28    $      0.60    $      0.51
  From cumulative effect of
     accounting change                             -              -              -           0.04
                                             -----------    -----------    -----------    -----------

                                         $      0.33    $      0.28    $      0.60    $      0.55
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------

Average number of common shares
     outstanding                             14,783,915     14,826,865     14,783,915     14,826,865
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------

Dividends paid per share                    $    0.1575    $    0.1550    $    0.3150    $    0.3100
                                             -----------    -----------    -----------    -----------
                                             -----------    -----------    -----------    -----------


                 See Notes to Consolidated Financial Statements.

                                   CLARCOR INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                   -----------

                                                             SIX MONTHS ENDED
                                                        ------------------------
                                                          JUNE 3,       MAY 28,
                                                           1995          1994
                                                        ----------     ---------
Cash flows from operating activities:
  Net earnings                                         $    8,878     $   8,220
  Depreciation and amortization                             3,929         3,865
  Changes in assets and liabilities                       (11,249)       (9,105)
  Other, net                                                  (24)       (1,040)
                                                        ----------     ---------


            Net cash provided by operating activities       1,534         1,940
                                                        ----------     ---------

Cash flows from investing activities:
  Additions to plant assets                                (7,656)       (4,582)
  Disposition of plant assets                                  57           115
  Other, net                                                  (91)          492
                                                        ----------     ---------

            Net cash used in investing activities          (7,690)       (3,975)
                                                        ----------     ---------

Cash flows from financing activities:
  Reduction of long-term debt                              (3,712)       (3,876)
  Cash dividends paid                                      (4,644)       (4,586)
  Other, net                                                   56          -
                                                        ----------     ---------

            Net cash used in financing activities          (8,300)       (8,462)
                                                        ----------     ---------

Net effect of exchange rate changes on cash                    46          -
                                                        ----------     ---------

Net change in cash and short-term cash investments        (14,410)      (10,497)

Cash and short-term cash investments,
    beginning of period                                    19,567        13,838
                                                        ----------     ---------

Cash and short-term cash investments,
    end of period                                      $    5,157     $   3,341
                                                        ----------     ---------
                                                        ----------     ---------

Cash paid during the period for:

    Interest                                           $    1,204     $   1,580
                                                        ----------     ---------
                                                        ----------     ---------

    Income taxes                                       $    6,103     $   5,275
                                                        ----------     ---------
                                                        ----------     ---------

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

      The consolidated balance sheet as of June 3, 1995, the consolidated statements of earnings, and the consolidated statements of cash flows for the periods ended June 3, 1995 and May 28, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1994 annual report to shareholders. The results of operations for the period ended June 3, 1995 are not necessarily indicative of the operating results for the full year.


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

PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CLARCOR continued to report strong operating results in the current year. Records for second quarter levels were reported in sales, operating profit, net earnings from continuing operations, and earnings per share. Each of these categories was substantially higher when compared to the same period last year. Sales and earnings gains were reported in both the Filtration Products and Consumer Products segments. The Company's expectations for the remainder of the year include increases in sales and profits for both of these business segments on an annual basis when compared to last year.

Record second quarter sales of $70,478,000 increased 8.2% over the level of $65,131,000 reported in the comparable quarter of the prior year. Sales in the Filtration Products segment reached $54,299,000, 7.3% over sales of $50,629,000 in the prior year's quarter. This increase was chiefly the result of higher sales in the heavy duty and railroad locomotive filter markets. Consumer Products segment sales in the current quarter improved to $16,179,000, 11.6% over the same quarter last year, due chiefly to increased sales of plastic closures.

The Company's operating profit increased 21.6% over the prior year to $8,672,000, a record level for the second quarter. Operating profit in the Filtration segment increased 18.1% to $7,313,000, mainly attributable to the profit contributed by the increased sales of heavy duty and railroad locomotive products. Operating profit of $1,359,000 in the Consumer Products segment increased 44.4% when compared to profit in the same quarter last year. The increased profit was due to the segment's higher shipments volume, principally in plastic closures. The consolidated operating margin improved to 12.3% in the current quarter from 11.0% in the same period last year. Both business segments reflected margin improvements.

When compared to the prior year's second quarter, current quarter earnings before income taxes increased 23.0% to $8,171,000, the result of increased earnings in both of the Company's operating segments.

The provision for income taxes in the current second quarter was $3,265,000, and represented an effective rate of 40.0% of pre-tax earnings. This compares to prior year second quarter income taxes totaling $2,469,000, or an effective rate of 37.2%.

Consolidated net earnings totaled $4,906,000 for the second quarter, a record for earnings from continuing operations. Driven by increased business in both the groups, the Company recorded an increase of 17.5% over comparable earnings of $4,175,000 last year.

Per share earnings in the current quarter were $.33, and compare to $.28 in the second quarter of 1994.

Continuing the Company's record pace, year-to-date net sales of $132,615,000 increased 9.6% over sales of $121,021,000 in the comparable period last year. Sales increases were recorded in both of the Company's segments. In the Filtration Products segment, sales increased 9.1% over last year's second quarter. Sales increases were recorded in the segment's heavy duty business and in the railroad locomotive business. Year-to-date Consumer Products sales increased 11.4% over last year. This increase reflects six month plastic closure sales which are more than double the level of the comparable period last year.

PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


CLARCOR's year-to-date operating profit increased 17.4% over the prior year to $15,299,000. Operating profit in the Filtration Products segment increased 13.0% on strong sales increases of heavy duty and railroad locomotive products. Consumer Products segment operating profit increased 58.1% over the comparable period last year. Although profit was higher in the second quarter of the prior year, year-to-date profits were lower last year because of the significantly lower first quarter profits on reduced volume.

Other expense reflected a year-to-date net $513,000 in the current year, compared to a net expense of $850,000 in the prior year. The current year decrease from last year is due chiefly to lower interest expense on reduced long-term debt balances.

Earnings before income taxes totaled $14,786,000 for the current six months. This was a 21.4% increase over pre-tax income in the prior year six-month period. The comparison benefited from increased current year earnings in both the Filtration and Consumer segments.

The current six-month provision for income taxes was $5,908,000, an effective tax rate of 40.0%. This compares to prior year six-month income tax expense of $4,593,000, or an effective rate of 37.7%.

Net earnings from operations for the current six-month period totaled $8,878,000, an increase of 17.0% over earnings of $7,590,000 before the cumulative effect of an accounting change last year. Effective December of 1993, CLARCOR adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 109 "Accounting for Income Taxes", which resulted in a $630,000 earnings increase. This boosted prior year net earnings to a total of $8,220,000. Current year six-month total net earnings of $8,878,000 represent an increase of 8.0% over the prior year's six-month total.

Year-to-date net earnings per share from operations, before the cumulative effect of an accounting change, were $.60, and compare to $.51 in the second quarter of 1994. The 1994 per share earnings were increased by $.04 from the cumulative effect of adopting the income tax accounting standard. Year-to-date total earnings per share reached $.60, compared to total earnings per share of $.55 in 1994.

CLARCOR continued to maintain a strong balance sheet and sufficient liquidity for its current level of operations.

Total assets were $192,655,000 at June 3, 1995, 2.2% higher than year-end total assets of $188,448,000. At June 3, 1995, consolidated working capital totaled $56,405,000, down slightly from the level at year-end 1994. Working capital declined as current assets remained at comparable levels, but current liabilities grew. The current ratio at the end of the second quarter was 2.3:1, compared to 2.5:1 at November 30, 1994.

During the first six months, net plant assets increased $3,662,000 to $56,277,000, as the Company invested $7,656,000 in new productive capacity.

PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Long-term debt less the current portion continued to decline in the current six months to $13,300,000, as scheduled debt repayments were made during the period.

Reflecting the first six month's results, consolidated shareholders' equity increased $4,428,000 to $121,890,000. This compares to the November 30, 1994 level of $117,462,000.

Total capitalization at the end of the second quarter increased $715,000 to $135,190,000. This compares to $134,475,000 at the prior year-end. As a percent of total capitalization, long-term debt at the end of the second quarter was 9.8%, compared to 12.7% at the end of fiscal 1994.

CLARCOR's cash declined $14,410,000, to $5,157,000 at June 3, 1995. This compares to a year-to-date cash reduction of $10,497,000 in 1994.

Net cash provided by year-to-date operating activities totaled $1,534,000 compared to a total of $1,940,000 in the first six months of 1994. Although the current six months reflected greater net earnings, most of these earnings were invested in operating assets.

Net cash used in current year investing activities totaled $7,690,000, compared to $3,975,000 of net cash generated in the first six months of the prior year. The increase is attributable to current year investment in plant assets, which is $3,074,000 higher than in the prior year's six-month period.

Current year financing activities used net cash of $8,300,000, compared to $8,462,000 of net cash used in the prior year. Both years reflect comparable amounts for long-term debt reduction and cash dividend payments.

CLARCOR's current operations continue to generate sufficient cash to fund operating needs, to fund normal levels of additions to productive capacity, and to provide for the repayment of the Company's long-term debt. In the current year, the Company plans to add plant and equipment totaling nearly $17,000,000, compared to normal levels of approximately $11,000,000. Sufficient lines of credit are available to the Company to meet the needs of its current operations.

PART II - OTHER INFORMATION



Item 6a   -    Exhibit (11), Computations of Per Share Earnings are presented on page 10.



Item 6b   -    No reports on Form 8-K have been filed during the
               quarter ended June 3, 1995. However, a Form 8-K was filed on June 26, 1995. It announced the Board of Directors' appointment of Norman E. Johnson as President and Chief
               Operating Officer.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CLARCOR INC.
                               (Registrant)



     July 14, 1995                 By        /s/ Bruce A. Klein
- -----------------------               ----------------------------------------
        (Date)                        Bruce A. Klein, Vice President - Finance
                                             and Chief Financial Officer