Form 10-Q
period 1995-09-02
CLARCOR INC
filed 1995-10-11
CIK 20740

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 2, 1995                Commission File Number 0-3801



                                  CLARCOR INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                             36-0922490
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



2323 Sixth Street, P. O. Box 7007, Rockford, Illinois                   61125
-----------------------------------------------------                 ----------
     (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code                  815-962-8867
                                                                    ------------


                                    No Change
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)



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


                      14,821,862 common shares outstanding
                      ------------------------------------

PART I - ITEM 1

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)

                                  ------------

                                                          September 2,      November 30,
                         ASSETS                              1995              1994
                                                          -----------       -----------
                                                          (Unaudited)
Current assets:
  Cash and short-term cash investments                    $    26,320       $    19,567
  Accounts receivable less allowance for losses of
      $1,569 for 1995 and $1,580 for 1994                      45,640            42,545
  Inventories:
    Raw materials                                              15,008            12,009
    Work-in-process                                             6,922             3,799
    Finished product                                           20,017            14,450
                                                          -----------       -----------
          Total inventories                                    41,947            30,258
Prepaid expenses                                                3,217             2,926
Other                                                           3,348             3,154
                                                          -----------       -----------
          Total current assets                                120,472            98,450
                                                          -----------       -----------
Plant assets, at cost                                         131,872           121,659
  Less accumulated depreciation                               (74,549)          (69,044)
                                                          -----------       -----------
                                                               57,323            52,615
                                                          -----------       -----------
Marketable equity securities, at fair value                     4,432             3,655
Excess of cost over fair value of assets acquired,
    less accumulated amortization                              15,042            15,191
Pension assets                                                 11,428            10,237
Other noncurrent assets                                         7,569             8,300
                                                          -----------       -----------
                                                          $   216,266       $   188,448
                                                          -----------       -----------
                                                          -----------       -----------
                         LIABILITIES
Current liabilities:
  Current portion of long-term debt                       $     7,580       $     7,579
  Accounts payable                                             14,940            13,769
  Income taxes                                                  3,345             2,051
  Accrued and other liabilities                                13,060            16,062
                                                          -----------       -----------
          Total current liabilities                            38,925            39,461
Long-term debt less current portion                            36,333            17,013
Long-term pension liabilities                                   5,998             5,616
Other long-term liabilities                                     8,886             8,725
Minority interest                                                 341               171
Contingencies

                     SHAREHOLDERS' EQUITY
Capital stock                                                  14,822            14,804
Retained earnings                                             110,364           103,013
Other shareholders' equity                                        597               485
                                                          -----------       -----------
                                                              125,783           118,302
Common stock in treasury, at cost                               -                  (840)

                                                          -----------       -----------
                                                              125,783           117,462
                                                          -----------       -----------
                                                          $   216,266       $   188,448
                                                          -----------       -----------
                                                          -----------       -----------


                 See Notes to Consolidated Financial Statements.

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                   -----------


                                             Three Months Ended              Nine Months Ended
                                         ---------------------------     ---------------------------
                                         September 2,    August 27,      September 2,    August 27
                                            1995           1994             1995            1994
                                         ------------   ------------     ------------   ------------
Net sales                                $     71,829   $     67,724     $    204,444   $    188,745
Cost of sales                                  51,349         47,724          146,173        133,642
                                         ------------   ------------     ------------   ------------

          Gross profit                         20,480         20,000           58,271         55,103

Selling and administrative expenses            10,751         10,318           33,243         32,388
                                         ------------   ------------     ------------   ------------

          Operating profit                      9,729          9,682           25,028         22,715
                                         ------------   ------------     ------------   ------------
Other income (expense):
  Interest expense                               (661)          (659)          (1,804)        (2,128)
  Interest income                                 227            113              609            339
  Minority interest in earnings
      of subsidiary                                21           -                  61           -
  Other, net                                       20            357              228            750
                                         ------------   ------------     ------------   ------------

                                                 (393)          (189)            (906)        (1,039)
                                         ------------   ------------     ------------   ------------
          Earnings before
                income taxes                    9,336          9,493           24,122         21,676

Provision for income taxes                      3,450          3,614            9,358          8,207
                                         ------------   ------------     ------------   ------------
Earnings before cumulative effect
    of accounting change                        5,886          5,879           14,764         13,469

Cumulative effect of accounting change           -              -                -               630
                                         ------------   ------------     ------------   ------------
          Net earnings                   $      5,886   $      5,879     $     14,764   $     14,099
                                         ------------   ------------     ------------   ------------
                                         ------------   ------------     ------------   ------------
Net earnings per common share:
  From operations                        $       0.40   $       0.40     $       1.00   $       0.91
  From cumulative effect of
        accounting change                        -              -                -              0.04
                                         ------------   ------------     ------------   ------------

                                         $       0.40   $       0.40     $       1.00   $       0.95
                                         ------------   ------------     ------------   ------------
                                         ------------   ------------     ------------   ------------
Average number of common shares
    outstanding                            14,813,088     14,813,169       14,793,544     14,821,256
                                         ------------   ------------     ------------   ------------
                                         ------------   ------------     ------------   ------------

Dividends paid per share                 $     0.1575   $     0.1550     $     0.4725   $     0.4650

                                         ------------   ------------     ------------   ------------
                                         ------------   ------------     ------------   ------------

                 See Notes to Consolidated Financial Statements.

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                   -----------


                                                            Nine Months Ended
                                                       ---------------------------
                                                        September 2,     August 27,
                                                            1995           1994
                                                         ----------       -------
Cash flows from operating activities:
  Net earnings                                          $    14,764     $  14,099
  Depreciation and amortization                               5,998         5,759
  Changes in assets and liabilities                         (15,857)       (8,091)
  Other, net                                                     (6)       (1,418)
                                                         ----------       -------
          Net cash provided by operating activities           4,899        10,349
                                                         ----------       -------
Cash flows from investing activities:
  Additions to plant assets                                 (10,687)       (7,838)
  Disposition of plant assets                                    57           268
  Other, net                                                   (209)          483
                                                         ----------       -------
          Net cash used in investing activities             (10,839)       (7,087)
                                                         ----------       -------
Cash flows from financing activities:
  Proceeds from long-term debt                               25,000          -
  Reduction of long-term debt                                (5,679)       (5,899)
  Purchase of treasury stock                                   -             (487)
  Cash dividends paid                                        (6,967)       (6,874)
  Other, net                                                    281          -

                                                          ----------      -------
  Net cash provided by (used in) financing activities        12,635       (13,260)
                                                          ----------      -------
Net effect of exchange rate changes on cash                      58          -
                                                         ----------       -------
Net change in cash and short-term cash investments            6,753        (9,998)

Cash and short-term cash investments,
    beginning of period                                      19,567        13,838
                                                         ----------       -------
Cash and short-term cash investments,
    end of period                                       $    26,320     $   3,840
                                                         ----------       -------
                                                         ----------       -------
Cash paid during the period for:
  Interest                                              $     1,699     $   2,228
                                                         ----------       -------
                                                         ----------       -------
  Income taxes                                          $     7,894     $   6,627
                                                         ----------       -------
                                                         ----------       -------



                 See Notes to Consolidated Financial Statements.

CLARCOR INC .
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The November 30, 1994 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The consolidated balance sheet as of September 2, 1995, the consolidated statements of earnings, and the consolidated statements of cash flows for the periods ended September 2, 1995 and August 27, 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consol-idated financial statements and notes thereto included in the Company's November 30, 1994 annual report to shareholders. The results of operations for the period ended September 2, 1995 are not necessarily indicative of the operating results for the full year.


2.   SHAREHOLDERS' EQUITY

     During the quarter ended March 4, 1995, the Company retired all of the shares of common stock held in treasury. All such shares resumed the status of authorized and unissued shares of common stock of the Company.


3.   INCOME TAXES

     In December 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". SFAS No. 109 requires a change from the deferred to the liability method of computing deferred income taxes. The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of assets and liabilities. The cumulative effect of adoption as of the beginning of fiscal 1994 was to increase net earnings by $630.

CLARCOR INC .
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED
(UNAUDITED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


4.   SUBSEQUENT EVENT

     The Company purchased certain assets of Hastings Manufacturing Company constituting its filtration products business on September 3, 1995, for $14.2 million, subject to adjustment based on physical inventory results. The assets acquired included filtration inventories, property and equipment, and three brand names. The acquisition has been accounted for by the purchase method of accounting and the operating results of the business named Hastings Filters, Inc., a wholly owned subsidiary of the Company, will be included in the Company's consolidated results of operations from the date of acquisition. The Company has not yet completed an evaluation of the fair value of the acquired assets, but believes, at this time, that the excess of cost over the fair value of the acquired assets will not be material.

PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CLARCOR's operations in the third quarter reflected increased sales, operating profit and net earnings when compared to the prior year. Earnings per share were unchanged from the third quarter of 1994 to the comparable quarter in 1995. For the nine months, current year-to-date operations reflected increases in sales, operating profit, net earnings and earnings per share when compared to the same period last year. The Company continued to maintain a strong and liquid balance sheet, and cash flow remained adequate to meet CLARCOR's current operating needs, to provide for additional productive assets, and to service and repay the Company's debt.

Consolidated net sales of $71,829,000 in the third quarter of 1995 increased 6.1% over sales of $67,724,000 reported in the third quarter of last year. Compared to the prior year's quarter, sales in both the Filtration Products and the Consumer Products segments increased by 6.5% and 4.8%, respectively. Sales increases in the Filtration Products segment were led by strong gains in the segment's heavy duty and railroad locomotive markets. Current quarter sales of the Consumer Products segment were above those of the prior year's third quarter due to growth in plastics and metals business offsetting a decline in the aluminum tube market.

CLARCOR's third quarter operating profit of $9,729,000 increased $47,000, or 0.5%, over operating profit of $9,682,000 reported last year. Operating profit in the Filtration Products segment increased 4.2%. This increase reflected strong current quarter profits in the heavy-duty mobile filtration market overcoming poor operating results in industrial and environmental businesses and compares to last year's quarter which included strong operating results from both heavy-duty and industrial operations. In the Consumer Products segment, operating profits were lower than last year. This was the result of delays in shipping commemorative metal containers, a weak aluminum tube market and temporary technical problems encountered in manufacturing plastic containers.

Other income (expenses) was a net expense of $393,000, compared to expense of $189,000 in the third quarter of 1994. The current year expense increase principally reflected increased interest expense from a new $25 million term loan which more than offset increases in interest income. Also, the third quarter in 1995 did not include equity earnings from an overseas affiliate which contributed to other income in 1994. CLARCOR reduced its ownership position in the overseas affiliate from 20% to 5% in 1994.

The provision for income taxes in the third quarter totaled $3,450,000, reflecting an effective rate of 37.0%. This compares to a total of $3,614,000 in the prior year's quarter, an effective rate of 38.1%. The lower rate in the current year reflected a reduction in previously established accruals for taxes which was not recorded in the previous quarter.

Consolidated net earnings in the third quarter totaled $5,886,000 in the current year, an increase of $7,000, or 0.1% compared to earnings of $5,879,000 recorded in the same quarter last year.

Earnings per share from operations were $.40 in the current quarter, unchanged from the $.40 reported in the third quarter of the prior year.

PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Consolidated net sales for the nine months year-to-date totaled $204,444,000, an increase of $15,699,000 or 8.3%, over year-to-date net sales of $188,745,000 recorded in 1994. Compared to the prior year, net sales in both the Filtration Products segment and the Consumer Products segment increased. Sales in the Company's Filtration Products segment increased 8.2% over the prior year's total. This increase is attributed to increased sales in the heavy duty and railroad locomotive markets offsetting a small decline for the nine-month period in the industrial and environmental air filtration market. Consumer Products segment sales increased 8.8% from the level of the prior year-to-date. This increase reflected strong growth in the segment's plastic business which increased its sales by nearly 77%. The segment's metal and tube business recorded small declines in sales for the nine-month period from the comparable period in 1994.

Consolidated current year-to-date operating profit totaled $25,028,000 and was $2,313,000, or 10.2% higher than profit of $22,715,000 recorded last year. The increase reflected higher profits in both the Filtration Products and Consumer Products segments. Profits in the Filtration Products segment increased by 9.6% or $1,841,000 over 1994. Consumer Products operating profit was higher than in the prior nine-month period by $472,000 or 13.7% due primarily to profits in the plastic container business line which operated at a loss in 1994.

Other income (expenses) for the current nine months was a net expense of $906,000, compared to expense of $1,039,000 in 1994. The current year net expense was a combination of reduced equity earnings from an overseas affiliate, lower interest expense and higher interest income compared to amounts recorded in 1994.

Consolidated net earnings for the current nine months totaled $14,764,000, an increase of $665,000 or 4.7% over net earnings of $14,099,000 in the prior nine months. The 1994 earnings were increased by $630,000 due to the cumulative effect of an accounting change from the adoption of SFAS No. 109.

Earnings per share from operations for the nine-month period totaled $1.00, compared to $.95 per share earned during the comparable period last year. The prior year per share earnings were increased by $.04 from the adoption of SFAS No. 109.

The Company maintained a strong and liquid consolidated balance sheet through the nine-month period of the current year. Current assets increased to $120,472,000 from $98,450,000 at the beginning of fiscal 1995. Within the current assets, cash increased due to funds received from a new $25,000,000 long-term borrowing. Accounts receivable increased from $42,545,000 at the beginning of the year to $45,640,000 at the end of the third quarter, an amount in line with the increase in sales for the nine-month period. Inventories increased $11,689,000 to $41,947,000 in preparation for heavy fourth quarter shipments and a new Filtration Products segment distribution center which was completed and stocked in the summer of 1995. Working capital totaled $81,547,000 at the end of the current nine months and compares to $58,989,000 at November 30, 1994, an increase due primarily to the new long-term borrowing agreement. The current ratio was 3.1:1 at September 2, 1995. This compares to 2.5:1 at the beginning of the year. Continued investment in productive assets increased the level of net plant assets $4,708,000 to $57,323,000. Total assets of $216,266,000 increased $27,818,000, or 14.8%, over total assets of $188,448,000 at the beginning of the year.

PART I - ITEM

                      MANAGEMENT'S DISCUSSION AND  ANALYSTS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


The long-term portion of notes payable increased to $36,333,000 from $17,013,000, principally the result of a new long-term borrowing of $25,000,000 offset by payments made on the Company's other fixed rate debt. The new borrowing will be used to fund acquisitions, an increased level of capital equipment purchases in 1995 and for general corporate purposes. The new borrowing bears interest at a fixed rate of 6.69% and pays interest only for four years with amortization of $5,000,000 per year in the succeeding five year period.

CLARCOR increased the shareholders' equity balance by $8,321,000 to $125,783,000. This increase results from current year operations, net of dividend payments to shareholders.

The Company's capitalization remained healthy at the end of the third quarter. Total capitalization at the end of the current quarter was $162,116,000 (equity plus long-term debt). Equity capital was 77.6% of the total, while debt capital was 22.4%. This compares to total capitalization at the end of the prior year of $134,475,000. Of this total, equity capital was 87.3% while debt capital was 12.7%

The Company's ability to generate cash remains strong. CLARCOR continues to generate sufficient cash to maintain the current level of operations, to fund needed capital additions, and to meet current debt obligations. Adequate lines of credit remain open to the Company as needed.

Net cash produced from operating activities in the nine months of the current year totaled $4,899,000, compared to net cash of $10,349,000 from operating activities in the prior year. The decrease in the cash produced is chiefly the result of increased investment in inventories. Net cash of $10,839,000 was used in the current nine months for investing activities, principally plant asset additions. Cash provided by current year financing activities totaled $12,635,000, compared to cash used in financing activities of $13,260,000 in 1994. The current year usage reflects $5,679,000 of long-term debt payments, dividend payments of $6,967,000 offset by $25,000,000 from the new borrowing agreement.

CLARCOR's core businesses remain healthy and are projected to generate continued growth in sales, operating profit and cash flow.

On September 3, 1995, CLARCOR purchased the filtration products business of Hastings Manufacturing Company. CLARCOR acquired inventories, production and distribution facilities in Yankton, South Dakota and Knoxville, Tennessee, and filtration machinery and equipment for approximately $14,200,000. The asset purchase price may be changed based upon a physical count and valuation of inventories. The acquisition will be accounted for in the fourth quarter of 1995 and has not been reflected in the accounting records for the nine months ended September 2, 1995. Costs associated with integrating the acquired filtration business into CLARCOR's other filtration operations are expected to lower earnings by approximately $0.05 per share in the fourth quarter of 1995.

PART II - OTHER INFORMATION




Item 6a   -    Exhibit (11), Computations of Per Share Earnings are presented on page 11.



Item 6b   -    A Form 8-K was filed on June 26, 1995.  It announced the Board of
               Directors' appointment of Norman E. Johnson as President and
               Chief Operating Officer. Also, a Form 8-K was filed subsequent to the quarter ending September 2, 1995 to report the acquisition of Hastings Filters, Inc.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CLARCOR INC.
                                  (Registrant)



       October 10, 1995             By          /s/ Bruce A. Klein
-----------------------------          -----------------------------------------
           (Date)                       Bruce A. Klein, Vice President - Finance
                                              and Chief Financial Officer