Form 10-K405
period 1995-12-02
CLARCOR INC
filed 1996-02-23
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(MARK ONE)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 2, 1995

                                       OR

[ ]                    TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
------------------------------------

COMMISSION FILE NUMBER 0-3801

                                  CLARCOR Inc.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                  36-0922490
------------------------------     ----------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2323 Sixth Street, P.O. Box 7007, Rockford, Illinois        61125
-----------------------------------------------           ---------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    815-962-8867
                                                       ------------

Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS               ON WHICH REGISTERED
---------------------------------------------------------------------
Common Stock, par value $1.00 per share        New York Stock
                                               Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

                                None
             -------------------------------------------
                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value (based on the closing price of registrant's Common Stock on February 1, 1996 as reported on the New York Stock Exchange Composite Transactions) of the voting stock held by non-affiliates of the registrant as at February 1, 1996 is $318,899,853.

The number of outstanding shares of Common Stock, as of February 1, 1996 is 14,832,845 shares.

Certain portions of the registrant's 1995 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 22, 1996 for the Annual Meeting of Shareholders to be held on March 28, 1996 are incorporated by reference in Part III.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    (A) GENERAL DEVELOPMENT OF BUSINESS

    CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

    In fiscal 1991, CLARCOR converted from a fiscal year ending on November 30 to a fiscal year ending on the Saturday closest to November 30. For fiscal year 1995, the year ended on December 2, 1995 and for fiscal year 1994, the year ended on December 3, 1994. In this Form 10-K, all references to fiscal year ends are shown to begin on December 1 and end on November 30 for clarity of presentation.

    (I) CERTAIN SIGNIFICANT EVENTS.

    Effective May 6, 1995, the Company sold the assets and ongoing business of MicroPure Filtration, Inc. for cash. MicroPure Filtration is engaged in marketing sterile air and gas filtration products for the food and beverage processing industry. The transaction had no material effect on the Company's results of operations for fiscal 1995.

    On June 21, 1995, the Company announced the promotion of Norman E. Johnson to President and Chief Operating Officer. Lawrence E. Gloyd, who had been President since 1986, will retain the position of Chairman of the Board and Chief Executive Officer.

    In June 1995, the Company announced the expansion of the J. L. Clark plastics manufacturing facility. The expansion provides the capacity needed to meet increased requirements for combiTop-Registered Trademark- plastic closures. The 25,000 square foot addition to the facility was completed in January 1996 and additional equipment purchases will be completed during fiscal 1996.

    Effective September 5, 1995, the Company acquired certain filtration assets of Hastings Manufacturing Company, a diversified, publicly held company based in Hastings, Michigan for cash. The sales of filtration products by Hastings Filters, Inc., the Company's wholly-owned subsidiary, are expected to increase the sales of the Filtration Products segment by approximately $40 million in 1996. The Hastings' automotive and light truck filter product lines are highly complementary lines for the Company's Baldwin Filters unit. The Hastings Filters, Inc. acquisition was financed through a new long-term credit arrangement.

    In September 1995 the Company announced that a Gas Turbine Systems Business Unit was established as part of the Company's Airguard Industries, Inc. subsidiary. This unit will service the OEM inlet air filtration systems market.

    Subsequent to the fiscal year-end, CLARCOR announced on December 13, 1995 that a joint venture agreement had been signed with Weifang Power Machine
Fittings Ltd. ("Weifang") located in China. The joint venture, called Baldwin-Weifang Filters Ltd., will be 60% owned by CLARCOR and 40% owned by Weifang. The Company expects that the manufacture of heavy duty spin-on oil filters for trucks, construction equipment and agricultural equipment will begin in late 1996.

    Also subsequent to the fiscal year-end, the Company announced on February 13, 1996, the acquisition, in partnership with local management, of Unifil (Pty.) Ltd, a South African manufacturer of air filtration products for heavy-duty transportation, construction and agricultural equipment and automobiles. Unifil was acquired by Baldwin-Unifil South Africa, a South African partnership that is 70% owned by the Company's Baldwin Filters, Inc. subsidiary, and 30% owned by a three-member group from Unifil's current management team.

    (II) SUMMARY OF BUSINESS OPERATIONS.

    During 1995, the Company conducted business in two principal industry segments: (1) Filtration Products and (2) Consumer Products.

    FILTRATION PRODUCTS. Filtration Products include filters used primarily in the replacement market in the trucking, construction, industrial, agricultural equipment, diesel locomotive, automotive and environmental industries. The segment's engine and mobile products include filters for oil, air, fuel, coolants and hydraulic fluids for trucks, automobiles, construction and industrial equipment, locomotives, marine and farm equipment. The segment's industrial and environmental products include air and antimicrobial treated filters for commercial buildings, factories, paint spray booths, gas turbine systems, medical facilities, automotive cabins, clean rooms and dust collector systems.

    CONSUMER PRODUCTS. Consumer Products include a wide variety of custom styled containers and packaging items used primarily by the food, spice, drug, toiletries, tobacco and chemical specialties industries. The segment's products include lithographed metal containers, flat sheet decorating, combination metal and plastic containers, plastic closures, collapsible metal tubes, composite containers and various specialties, such as spools for wire and cable, dispensers for razor blades and outer shells for dry cell batteries.

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Business segment information for the fiscal years 1993 through 1995 is included on page 38 of the Company's 1995 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of
Exhibit 13(a)(vi) to this 1995 Annual Report on Form 10-K ("1995 Form 10-K").

    (C) NARRATIVE DESCRIPTION OF THE BUSINESS

FILTRATION PRODUCTS

    The Company's filtration products business is conducted by the CLARCOR Filtration Products segment which includes the following wholly-owned subsidiaries: Baldwin Filters, Inc.; Airguard Industries, Inc.; Clark Filter, Inc.; Hastings Filters, Inc.; Baldwin Filters N.V.; and Baldwin Filters Limited. In addition, the Company owns (i) 5% of G.U.D. Holdings Limited ("GUD") (ii) 50% of Baldwin Filters (Aust.) Pty. Ltd., (iii) 90% of Filtros Baldwin de Mexico ("FIBAMEX"), (iv) 60% of Baldwin-Weifang Filters Ltd., and (v) 70% of Baldwin-Unifil S.A.

    The companies market a line of over 18,000 oil, air, fuel, coolant and hydraulic fluid filters and industrial and environmental filters. The Company's filters are used in a wide variety of applications including engines, equipment, environmentally controlled areas and processes where effectiveness, reliability and durability are essential. Impure air or fluid impinge upon a paper, cotton, synthetic, chemical or membrane filter media which collects the impurities which are disposed of when the filter is changed. Paper filters have pleated paper elements held in specially treated paper or metal containers while cotton and synthetic filters use wound or compressed fibers with high absorption characteristics. The Company's filters are sold throughout the United States, Canada and worldwide, primarily in the replacement market for trucks, automobiles, marine, construction, industrial and farm equipment. In addition, some filters are sold to the original equipment market.

    The segment distributes filtration products worldwide through each of its subsidiaries. The Baldwin Filters N.V. and Baldwin Filters Limited subsidiaries primarily serve the European markets. The Company's joint venture with GUD, Baldwin Filters (Aust.) Pty. Ltd., markets heavy duty liquid and air filters in Australia and New Zealand. FIBAMEX manufactures filters in Mexico with distribution in Mexico and Central and South America. The Company expects that through the fiscal 1996 investment in Baldwin-Weifang Filters Ltd., heavy duty filters will be manufactured in China for distribution in China and Southeast Asia. Additionally, through the Baldwin-Unifil S.A. acquisition, air filtration products will be manufactured in South Africa with distribution throughout South Africa, Great Britain, Europe and the Middle East.

CONSUMER PRODUCTS

    The Company's consumer products business is conducted by the Consumer Products segment which includes the Company's wholly-owned subsidiary, J. L. Clark, Inc. ("J. L. Clark").

    In fiscal 1995 over 1,500 different types and sizes of containers and metal packaging specialties were manufactured for the Company's customers. Flat sheet decorating is provided by use of state-of-the-art lithography equipment. Metal, plastic and paper containers and plastic closures manufactured by the Company are used in marketing a wide variety of dry and paste form products, such as food specialties (tea, spices, dry bakery products, potato chips, pretzels, candy and other confections); cosmetics and toiletries; drugs and pharmaceuticals; chemical specialties (hand cleaners, soaps and special cleaning compounds); and tobacco products. Metal packaging specialties include shells for dry batteries, dispensers for razor blades, spools for insulated and fine wire, and custom decorated flat steel sheets.

    Containers and metal packaging specialties are manufactured only upon orders received from customers, and individualized containers and packaging specialties are designed and manufactured, usually with distinctive decoration, to meet each customer's marketing and packaging requirements and specifications.

    Through the Tube Division of J. L. Clark, the Company manufactures collapsible metal tubes for packaging ointments, artists' supplies, adhesives, cosmetic creams and other viscous materials. Over 150 types and sizes of collapsible metal tubes are manufactured. Tubes are custom manufactured from aluminum to the customer's specifications as to size, shape, neck design and decoration. Both coating and lithographic tube printing decoration techniques are used. During 1995 the Tube Division entered into an agreement with Kunststoffwerk Kutterer ("Kutterer") of Germany to distribute Kutterer's plastic tube closures in North America. In addition, the Tube Division entered into an agreement with Extral of Mexico City, Mexico, which provides J. L. Clark with exclusive rights to sell Extral's aluminum tube products in North America.

DISTRIBUTION

    Filtration Products are sold primarily through a combination of over 3,300 independent distributors and dealers for original equipment manufacturers. The Australian joint venture markets heavy duty filtration products through the distributors of GUD, the Company's joint venture partner.

    Consumer Products salespersons call directly on customers and prospective customers for containers and packaging specialties. Each salesperson is trained in all aspects of the Company's manufacturing processes with respect to the products sold and as a result is qualified to consult with customers and prospective customers concerning the details of their particular requirements.

CLASS OF PRODUCTS

    The  percentage of the  Company's sales volume contributed  by each class of
similar  products  within   the  Company's  Consumer   Products  segment   which
contributed 10% or more of sales is as follows:

                                                                            1995         1994         1993
                                                                            -----        -----        -----
Containers.............................................................         18%          20%          24%

No class of products within the Company's Filtration Products segment accounted for as much as 10% of the total sales of the Company.

RAW MATERIAL

    Steel (black plate and tin plate), filter media, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins and aluminum slugs for tubes, roll paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 1995.

PATENTS

    Certain features of some of the Company's Filtration and Consumer Products are covered by domestic and, in some cases, foreign patents or patent applications. While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection.

CUSTOMERS

    The largest 10 customers of the Filtration Products segment accounted for 15.9% of the $221,034,000 of fiscal year 1995 sales of such segment.

    The largest 10 customers of the Consumer Products segment accounted for 47.5% of the $69,160,000 of fiscal year 1995 sales of such segment.

    No single customer accounted for 10% or more of the Company's consolidated 1995 sales.

BACKLOG

    At November 30, 1995, the Company had a backlog of firm orders for products amounting to approximately $33,700,000. The comparable backlog figure for 1994 was approximately $31,200,000. All of the orders on hand at November 30, 1995 are expected to be filled during fiscal 1996. The Company's backlog is not subject to significant seasonal fluctuations.

COMPETITION

    The Company encounters strong competition in the sale of all of its products.

    In the Filtration Products segment, the Company competes in a number of markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data. However, in the replacement market for heavy duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five measured by annual sales. In addition, the Company believes that it is the largest manufacturer of liquid filters for diesel locomotives.

    In the Consumer Products segment, its principal competitors are approximately 10 manufacturers whose specialty packaging segments are smaller than the Company's and who often compete on a regional basis only. In the Consumer Products market, strong competition is also presented by manufacturers of paper, plastic and glass containers. The Company's competitors generally manufacture and sell a wide variety of products in addition to packaging products of the type produced by the Company and do not publish separate sales figures relative to these competitive products. Consequently, the Company is unable to state its relative competitive position in those markets.

    The Company believes that it is able to maintain its competitive position because of the quality and breadth of its products and services.

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

    In fiscal 1995, the Company employed 51 professional employees on a full-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $3,013,000 on such activities as compared with $3,354,000 for 1994 and $2,824,000 for 1993.

    In addition, during the fourth quarter of 1995, the Company added the Gas Turbine Systems Business Unit for the development of inlet air filtration systems.

ENVIRONMENTAL FACTORS

    The Company is not aware of any facts which would cause it to believe that it is in material violation of existing applicable standards respecting emissions to the atmosphere, discharges to waters, or treatment, storage and disposal of solid or hazardous wastes. There are no pending material claims or actions against the Company alleging violations of such standards.

    The Company does anticipate, however, that it may be required to install additional pollution control equipment to augment existing equipment in the future in order to meet applicable environmental standards. The Company is presently unable to predict the timing or the cost of such equipment and cannot give any assurance that the cost of such equipment may not have an adverse effect on earnings. However, the Company is not aware, at this time, of any current or pending requirement to install such equipment at any of its facilities.

EMPLOYEES

    As of November 30, 1995, the Company had approximately 2,379 employees.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    Financial information relating to export sales and the Company's operations in the United States and other countries is set forth on Page 23 of the Annual Report under the caption "Financial Summary -- Segment Information -- Geographic Segments," and is incorporated herein by reference and filed as Exhibit 13a(x) to this 1995 Form 10-K. The Company is not aware of any unusual risks attendant to the conduct of its operations in other countries.

ITEM 2.  PROPERTIES.

    (I) LOCATION

    The corporate office building located in Rockford, Illinois, houses the Corporate offices and the Filtration and Consumer Products headquarters offices in 22,000 square feet of office space.

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

    Airguard Industries has four manufacturing locations. It leases 167,000 square feet in New Albany, Indiana on a 8.5 acre tract of land and 44,500 square feet in Dallas, Texas. Airguard owns a 38,000 square foot manufacturing facility on a 1.8 acre tract of land in Corona, California. The Airguard High Efficiency Filter plant, located in Jeffersontown, Kentucky on a 7.5 acre tract of land, contains 100,000 square feet of manufacturing and office facilities.

    Airguard sales outlets with warehousing are located in Louisville, Kentucky; Cincinnati, Ohio; Nashville, Tennessee; Atlanta, Georgia; Columbus, Ohio; Birmingham, Alabama; Dallas, Texas; and Corona, California. During 1995 Airguard added distribution centers in Wallingford, Connecticut and New Albany, Indiana.

    The Company also manufactures filters in Lancaster, Pennsylvania at its Clark Filter plant. The building, constructed about 1968 on an 11.4 acre tract of land, contains 168,000 square feet of manufacturing and office space and is owned by the Company.

    Hastings Filters' manufacturing and distribution facilities are located in Yankton, South Dakota and Knoxville, Tennessee. The Yankton facility has approximately 100,000 square feet of floor space on a 21 acre tract and the Knoxville facility has approximately 168,000 square feet of floor space on a 22 acre tract. An addition of 70,000 square feet to the Yankton facility will be completed in 1996. Both facilities are owned by the Company.

    The Company leases various facilities in other countries for the manufacture and distribution of filtration products.

    CONSUMER PRODUCTS.    The  following  is  a  description  of  the  principal
properties owned and utilized by the Company in conducting its Consumer Products business:

    The Company's J. L. Clark, Rockford, Illinois plant, located on 34 acres, consists of one-story manufacturing buildings, the first of which was constructed in 1910. Since then a number of major additions have been constructed and an injection molding plant was constructed in 1972. Approximately 429,000 square feet of floor area are devoted to manufacturing, warehouse and office use. Of the 34 acres, approximately 12 are vacant. A 25,000 square foot addition to the injection molding facility was completed in January 1996.

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

    The various properties owned by the Company are considered by it to be in good repair and well maintained. All of the manufacturing facilities are adequate for the current sales volume of the Company's products and can accommodate expansion of production levels before significant plant additions are required.

    (II) FUNCTION

    FILTRATION PRODUCTS. Oil, air, fuel, hydraulic fluid and coolant filters are produced at the Baldwin and Hastings facilities in Kearney, and Gothenburg, Nebraska, Yankton, South Dakota and Knoxville, Tennessee. Much of the Baldwin plant equipment has been built or modified by Baldwin. The various processes of pleating paper, winding cotton and synthetic fibers, placing the filter element in a metal or fiber container and painting the containers are mechanized, but require manual assistance. The plants also maintain an inventory of special dies and molds for filter manufacture.

    Air filters for the industrial air and environmental markets are produced in the Airguard facilities.

    Oil, air and fuel filters, primarily for use in the railroad industry, are produced at Clark Filter in Lancaster, Pennsylvania.

    CONSUMER PRODUCTS. The Company's metal and combination metal and plastic packaging products are produced at J. L. Clark plants located in Rockford, Illinois, and Lancaster, Pennsylvania. The Rockford and Lancaster plants are completely integrated facilities which include creative and mechanical art departments and photographic facilities for color separation, preparation of multiple-design negatives and lithographing plates. Metal sheets are decorated on high speed coating machines and lithographing presses connected with conveyor ovens. Decorated sheets are then cut to working sizes on shearing equipment, following which fabrication is completed by punch presses, can-forming and can-closing equipment and other specialized machinery for supplementary operations. Most tooling for fabricating equipment is designed and engineered by the Company's engineering staffs, and much of it is produced in the Company's tool rooms.

    Plastic packaging capabilities include printing and molding of irregular shaped plastic containers and customized plastic closures. J. L. Clark is the only company in the packaging industry to mold and offset lithograph a one-piece irregular shaped semi-rigid plastic container with a living hinge cover. A growing area of specialty is custom-designed plastic closures for products which have tamper-evidence as well as convenience features. J. L. Clark's distinctive plastic closures include the combiTop-Registered Trademark- and the SST-TM-products.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ADDITIONAL ITEM:  EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                           AGE AT     YEAR ELECTED
NAME                                                                      11/30/95      TO OFFICE
-----------------------------------------------------------------------  -----------  -------------
Lawrence E. Gloyd......................................................          63          1995
  Chairman of  the Board  and Chief  Executive Officer.  Mr. Gloyd  was
elected  President and Chief  Operating Officer in  1986, President and
Chief  Executive  Officer  in  1988,  Chairman,  President  and   Chief
Executive Officer in 1991, and Chairman of the Board and Chief Exective
Officer in 1995.
Norman E. Johnson......................................................          47          1995
  President  and Chief Operating Officer. Mr. Johnson has been employed by the Company  since 1990. He  was elected President-Baldwin  Filters,
Inc.   in   1990,   Vice   President-CLARCOR   in   1992,   Group  Vice
President-Filtration Products Group  in 1993, and  President and  Chief
Operating Officer in 1995.
Bruce A. Klein.........................................................          48          1995
  Vice  President-Finance and  Chief Financial  Officer. Mr.  Klein was
employed by the  Company and elected  Vice President-Finance and  Chief
Financial Officer on January 3, 1995.
Ronald A. Moreau.......................................................          48          1989
  President  of J. L. Clark,  Inc. Mr. Moreau has  been employed by the
Company since 1986. He was Vice  President of Operations for the J.  L.
Clark  subsidiary  from  1986  to  1989.  He  was  elected  Group  Vice
President-Consumer Products Group and President of J. L. Clark, Inc. in
1989.
David J. Anderson......................................................          57          1994
  Vice President-International/Corporate Development. Mr. Anderson  has
been  employed by the Company since 1990. He was elected Vice President
Marketing & Business  Development for the  CLARCOR Filtration  Products
subsidiary  in 1991,  Vice President-Corporate Development  in 1993 and
Vice President-International/Corporate Development in 1994.

                                                                           AGE AT     YEAR ELECTED
NAME                                                                      11/30/95      TO OFFICE
-----------------------------------------------------------------------  -----------  -------------
David J. Lindsay.......................................................          40          1995
  Vice President-Administration and  Chief Administrative Officer.  Mr.
Lindsay  has  been employed  by the  Company in  various administrative positions since 1987. He was  elected Vice President-Group Services  in
1991, Vice President-Administration in 1994 and Vice
President-Administration and Chief Administrative Officer in 1995.
William F. Knese.......................................................          47          1991
  Vice President, Treasurer and Controller. Mr. Knese has been employed by the Company since 1979. He was elected Vice President, Treasurer and
Controller in 1991.
Peter F. Nangle........................................................          34          1994
  Vice  President-Information Services. Mr. Nangle has been employed by the Company  since  1993.  He was  elected  Vice  President-Information
Services in 1994.
Marcia S. Blaylock.....................................................          39          1996
  Vice  President  and Corporate  Secretary. Ms.  Blaylock has  been an employee of the Company since 1974. She was elected Assistant Secretary in 1994, Corporate Secretary in  1995 and Vice President and  Corporate
Secretary in 1996.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange; it is traded under the symbol CLC. The following table sets forth the high and low market prices as quoted during the relevant periods on the New York Stock Exchange and dividends paid for each quarter of the last two fiscal years.

                                                                                            MARKET PRICE
                                                                                        --------------------
QUARTER ENDED                                                                             HIGH        LOW      DIVIDEND
--------------------------------------------------------------------------------------  ---------  ---------  -----------
March 4, 1995.........................................................................  $  21 1/4  $  18 1/8   $   .1575
June 3, 1995..........................................................................     21 5/8         19       .1575
September 2, 1995.....................................................................     23 3/4     21 1/2       .1575
December 2, 1995......................................................................         27     21 3/8       .1600
                                                                                                              -----------
Total Dividend........................................................................                         $   .6325
                                                                                                              -----------
                                                                                                              -----------


                                                                                            MARKET PRICE
                                                                                        --------------------
QUARTER ENDED                                                                             HIGH        LOW      DIVIDEND
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
                                                                                                              -----------
                                                                                                              -----------

    The approximate number of holders of record of Common Stock of the Company as at February 1, 1996 is 1,800. In addition, the Company believes that there are approximately 6,000 beneficial owners whose shares are held in street names.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required hereunder is set forth on pages 24 and 25 of the Annual Report under the caption "11-Year Financial Summary", is incorporated herein by reference and is filed as Exhibit 13a(ix) to this 1995 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The information required hereunder is set forth on pages 17 through 23 of the Annual Report under the caption "Financial Review", is incorporated herein by reference and is filed as Exhibit 13a(x) to this 1995 Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Consolidated Financial Statements, the Notes thereto and the report thereon of Coopers & Lybrand L.L.P., independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 26 through 39, inclusive, of the Annual Report, are incorporated herein by reference and is filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 1995 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Certain information required hereunder is set forth on pages 1 and 2 of the Company's Proxy Statement dated February 22, 1996 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 28, 1996 under the caption "Election of Directors -- Nominees for Election to the Board" and is incorporated herein by reference.

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

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

    (A)  FINANCIAL STATEMENTS

    The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholder's for the fiscal year ended November 30, 1995:

    *Consolidated Balance Sheets at November 30, 1995 and 1994

    *Consolidated  Statements of Earnings for the years ended November 30, 1995,
     1994 and 1993

    *Consolidated  Statements  of  Shareholders'  Equity  for  the  years  ended
     November 30, 1995, 1994 and 1993

    *Consolidated  Statements of  Cash Flows  for the  years ended  November 30,
     1995, 1994 and 1993

    *Notes to Consolidated Financial Statements

    *Report of Independent Accountants

    *Management's Report on Responsibility for Financial Reporting
------------------------
*Filed herewith as part of Exhibit 13(a) to this 1995 Form 10-K

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

    (B) The Company filed a Current Report on Form 8-K dated September 5, 1995 to report the purchase of certain assets from Hastings Manufacturing Company.

    (C)  Exhibits

       3.1    The registrant's Restated Certificate of Incorporation. Incorporated by  reference to  Exhibit 3.1 to  the Company's Annual Report  on Form 10-K  for the fiscal year ended November 30, 1983.
       3.1(a) Amendment to ARTICLE NINTH of Restated Certificate of Incorporation.  Incorporated
              by reference to Exhibit 3.1(a) to the Company's Annual Report on Form 10-K for the
              fiscal year ended November 30, 1988 (the "1988 10-K").
       3.1(b) Amendment changing name of Registrant to CLARCOR Inc. Incorporated by reference to
              Exhibit 3.1(b) to the 1988 10-K.
       3.1(c) Amendment  to  ARTICLE  FOURTH  of  the  Restated  Certificate  of  Incorporation.
              Incorporated by reference to Exhibit 3.1(c) to the Company's Annual Report on Form
              10-K for the fiscal year ended November 30, 1990.
       3.2    The registrant's By-laws, as amended.
       4      Rights Agreement dated as of April 14,  1987 between the registrant and The  First
              National  Bank of Chicago. Incorporated by reference to Exhibit 1 to the Company's
              Current Report on Form 8-K dated April 20, 1986.
       4.1    Amendment to Rights Agreement dated as of June 27, 1989. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed on August 14, 1989.
      10.1*   The registrant's Deferred Compensation Plan for Directors.
      10.2*   The registrant's Supplemental Retirement Plan.
      10.2(a) The registrant's  1994 Executive  Retirement Plan.  Incorporated by  reference  to
              Exhibit  10.2(a) to the Company's  Annual Report on Form  10-K for the fiscal year ended December 3, 1994 ("1994 10-K").
      10.2(b) The registrant's  1994 Supplemental  Pension Plan.  Incorporated by  reference  to
              Exhibit 10.2(b) to the 1994 10-K.
      10.2(c) The  registrant's Supplemental Retirement Plan  (as amended and restated effective
              December 1, 1994). Incorporated by reference to Exhibit 10.2(c) to the 1994 10-K.
      10.3    The registrant's 1984 Stock Option Plan. Incorporated by reference to Exhibit A to the Company's  Proxy Statement  dated March  2,  1984 for  the Annual  Meeting  of
              Shareholders held on March 31, 1984.
      10.4    Employment  Agreements with certain officers. Incorporated by reference to Exhibit
              5 to the Company's Current Report on Form 8-K filed July 25, 1989.
      10.5    The registrant's 1994 Incentive  Plan. Incorporated by reference  to Exhibit A  to the  Company's Proxy Statement dated  February 24, 1994 for  the Annual Meeting of
              Shareholders held on March 31, 1994.
      11      Computation of Per Share Earnings.
      13 (a)  The following  items incorporated  by  reference herein  from the  Company's  1995
              Annual  Report to  Shareholders ("1995 Annual  Report"), are filed  as Exhibits to this Annual Report Form 10-K:

      (i)  Business segment information for the fiscal years 1993 through 1995 set forth on page 38 of the 1995 Annual Report (included in Exhibit 13(a)(vi) -- Note N  of
             Notes to Consolidated Financial Statements);
     (ii)  Consolidated  Balance Sheets of the Company and its Subsidiaries at November 30,
             1995 and 1994 set forth on page 26 of the 1995 Annual Report;

    (iii)  Consolidated Statements of Earnings of the Company and its Subsidiaries for  the
           years  ended November 30, 1995, 1994  and 1993 set forth on  page 27 of the 1995
             Annual Report;
     (iv)  Consolidated  Statement  of  Shareholders'  Equity  for  the  Company  and   its
           Subsidiaries  for the years ended November 30,  1995, 1994 and 1993 set forth on page 28 of the 1995 Annual Report;
      (v)  Consolidated Statements of Cash  Flows of the Company  and its Subsidiaries  for
           the  years ended November  30, 1995, 1994 and  1993 set forth on  page 29 of the
             1995 Annual Report;
     (vi)  Notes to Consolidated Financial Statements set  forth on pages 30 through 38  of the 1995 Annual Report;
    (vii)  Report  of  Independent Accountants  set forth  on  page 39  of the  1995 Annual
             Report;
   (viii)  Management's Report on Responsibility for Financial Reporting set forth on  page
           40 of the 1995 Annual Report;
     (ix)  Information  under the caption "11-Year Financial Summary" set forth on pages 24 and 25 of the 1995 Annual Report; and
      (x)  Management's Discussion  and  Analysis of  Financial  Condition and  Results  of
             Operation  set forth under the caption  "Financial Review" on pages 17 through
             23 of the 1995 Annual Report.

      21      Subsidiaries of the Registrant.
      23      Consent of Independent Accountants.

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

                                             CLARCOR Inc.
                                             (Registrant)

                                               By:     /s/ LAWRENCE E. GLOYD

                                                  ------------------------------
                                                        Lawrence E. Gloyd
                                                      CHAIRMAN OF THE BOARD
                                                    & CHIEF EXECUTIVE OFFICER
Date: February 23, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 1996             By:  LAWRENCE E. GLOYD
                          -------------------------------------------
                                       Lawrence E. Gloyd
                                    CHAIRMAN OF THE BOARD &
                             CHIEF EXECUTIVE OFFICER AND DIRECTOR

Date: February 23, 1996               By:  BRUCE A. KLEIN
                          -------------------------------------------
                                        Bruce A. Klein
                           VICE PRESIDENT-FINANCE & CHIEF FINANCIAL
                                             OFFICER

Date: February 23, 1996              By  WILLIAM F. KNESE
                          -------------------------------------------
                                       William F. Knese
                         VICE PRESIDENT, TREASURER, CONTROLLER & CHIEF
                                        ACCOUNTING OFFICER

Date: February 23, 1996                By  J. MARC ADAM
                          -------------------------------------------
                                         J. Marc Adam
                                           DIRECTOR

Date: February 23, 1996               By  MILTON R. BROWN
                          -------------------------------------------
                                        Milton R. Brown
                                           DIRECTOR

Date: February 23, 1996               By  CARL J. DARGENE
                          -------------------------------------------
                                        Carl J. Dargene
                                           DIRECTOR

Date: February 23, 1996              By  FRANK A. FIORENZA
                          -------------------------------------------
                                       Frank A. Fiorenza
                                           DIRECTOR

Date: February 23, 1996           By  DUDLEY J. GODFREY, JR.
                          -------------------------------------------
                                    Dudley J. Godfrey, Jr.
                                           DIRECTOR

Date: February 23, 1996            By  STANTON K. SMITH, JR.
                          -------------------------------------------
                                     Stanton K. Smith, Jr.
                                           DIRECTOR

Date: February 23, 1996              By  RICHARD A. SNELL
                          -------------------------------------------
                                       Richard A. Snell
                                           DIRECTOR

Date: February 23, 1996                 By  DON A. WOLF
                          -------------------------------------------
                                          Don A. Wolf
                                           DIRECTOR

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

    Our report on the consolidated financial statements of CLARCOR Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 39 of the 1995 Annual Report to Shareholders of CLARCOR Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 11 (index of exhibits) of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Rockford, Illinois
January 8, 1996

                                  CLARCOR INC.
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                                              COLUMN C
                                                                    ----------------------------
                                                                             ADDITIONS
                                                        COLUMN B    ----------------------------
                                                       -----------                                                COLUMN E
                                                       BALANCE AT          (1)        (2)                        -----------
                      COLUMN A                          BEGINNING    CHARGED TO     CHARGED TO      COLUMN D     BALANCE OF
-----------------------------------------------------      AT         COSTS AND        OTHER      -------------    AND OF
                     DESCRIPTION                        OF PERIOD     EXPENSES       ACCOUNTS      DEDUCTIONS      PERIOD
-----------------------------------------------------  -----------  -------------  -------------  -------------  -----------
1995:
Allowance for losses on accounts receivable             $   1,580     $     386      $       0      $     409(A)  $   1,557
                                                       -----------        -----          -----          -----    -----------
                                                       -----------        -----          -----          -----    -----------
1994:
Allowance for losses on accounts receivable             $   1,544     $     474      $     288(B)   $     726(A)  $   1,580
                                                       -----------        -----          -----          -----    -----------
                                                       -----------        -----          -----          -----    -----------
1993:
Allowance for losses on accounts receivable             $     788     $     610      $     650(C)   $     504(A)  $   1,544
                                                       -----------        -----          -----          -----    -----------
                                                       -----------        -----          -----          -----    -----------

NOTES:

(A) Bad debts written off during year, net of recoveries.
(B) Due to acquisition addition in 1993 adjusted due to SFAS 109 adoption in 1994.
(C) Due to the acquisitions of Airguard Industries and Guardian Filter in 1993.