Form 10-Q
period 1996-03-02
CLARCOR INC
filed 1996-04-12
CIK 20740

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 2, 1996              Commission File Number 0-3801



                                  CLARCOR INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                             36-0922490
     -----------------                                    -----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)



2323 Sixth Street, P. O. Box 7007, Rockford, Illinois                 61125
- -----------------------------------------------------               ----------
      (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code                815-962-8867
                                                                  ------------



                                    No Change
- --------------------------------------------------------------------------------
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


                      14,832,845 common shares outstanding
                      ------------------------------------

PART I - ITEM 1

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   ----------


                                                            March 2,       November 30
                             ASSETS                           1996            1995
                                                           ----------      -----------
                                                           (Unaudited)
Current assets:
  Cash and short-term cash investments                    $   14,151      $    18,769
  Accounts receivable, less allowance for losses of
      $1,682 for 1996 and $1,557 for 1995                     47,869           50,034
  Inventories:
    Raw materials                                             14,603           13,364
    Work-in-process                                            8,749            7,636
    Finished products                                         24,650           21,972
                                                           ----------      -----------
            Total inventories                                 48,002           42,972

Prepaid expenses                                               3,995            2,018
Other                                                          3,814            3,777
                                                           ----------      -----------
            Total current assets                             117,831          117,570
                                                           ----------      -----------
Plant assets, at cost                                        148,429          143,363
  Less accumulated depreciation                              (78,280)         (76,327)
                                                           ----------      -----------
                                                              70,149           67,036
                                                           ----------      -----------
Marketable equity securities, at fair value                    4,767            4,696
Excess of cost over fair value of assets acquired,
    less accumulated amortization                             15,714           14,893
Pension assets                                                11,563           11,218
Other noncurrent assets                                       10,010            7,849
                                                           ----------      -----------
                                                          $  230,034      $   223,262
                                                           ----------      -----------
                                                           ----------      -----------
                                LIABILITIES
Current liabilities:
  Current portion of long-term debt                       $    7,610      $     7,596
  Accounts payable                                            17,985           20,378
  Income taxes                                                 3,219            2,013
  Accrued and other liabilities                               12,143           12,473
                                                           ----------      -----------
           Total current liabilities                          40,957           42,460

Long-term debt, less current portion                          41,009           34,417
Long-term pension liabilities                                  5,668            5,226
Other long-term liabilities                                    9,183           10,003
Minority interest                                                890              341

Contingencies

                         SHAREHOLDERS' EQUITY
Capital stock                                                 14,833           14,825
Retained earnings                                            116,764          115,191
Other shareholders' equity                                       730              799
                                                           ----------      -----------

                                                             132,327          130,815
                                                           ----------      -----------
                                                          $  230,034      $   223,262
                                                           ----------      -----------
                                                           ----------      -----------


                 See Notes to Consolidated Financial Statements.

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (Unaudited)
                                   -----------


                                                       Three Months Ended
                                                -------------------------------
                                                   March 2,           March 4,
                                                    1996               1995
                                                ------------       ------------
Net sales                                      $      72,084       $     62,137
Cost of sales                                         52,108             44,445
                                                ------------       ------------
              Gross profit                            19,976             17,692

Selling and administrative expenses                   13,011             11,065
                                                ------------       ------------
              Operating profit                         6,965              6,627
                                                ------------       ------------
Other income (expense):
  Interest expense                                      (819)              (570)
  Interest income                                        231                226
  Minority interest in earnings of subsidiary            (17)               (18)
  Other, net                                            (168)               350
                                                ------------       ------------
                                                        (773)               (12)
                                                ------------       ------------
              Earnings before income taxes             6,192              6,615

Provision for income taxes                             2,255              2,643
                                                ------------       ------------
Net earnings                                   $       3,937       $      3,972
                                                ------------       ------------
                                                ------------       ------------
Net earnings per common share:                 $        0.27       $       0.27
                                                ------------       ------------
                                                ------------       ------------
Average number of common shares outstanding       14,830,546         14,768,988
                                                ------------       ------------
                                                ------------       ------------
Dividends paid per share                       $      0.1600       $     0.1575
                                                ------------        -----------
                                                ------------        -----------


                     See Notes to Consolidated Financial Statements.

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
                                   -----------


                                                                       Three Months Ended
                                                                  ----------------------------
                                                                   March 2,          March 4,
                                                                    1996              1995
                                                                  ----------        ----------
Cash flows from operating activities:
  Net earnings                                                   $    3,937        $    3,972
  Depreciation and amortization                                       2,268             1,913
  Changes in assets and liabilities                                  (8,830)           (9,660)
  Other, net                                                            (31)               10
                                                                  ----------        ----------
             Net cash used in operating activities                   (2,656)           (3,765)
                                                                  ----------        ----------
Cash flows from investing activities:
  Business acquisition, net of cash acquired                         (1,298)             -
  Investment in affiliate                                              (111)             -
  Additions to plant assets                                          (4,777)           (3,775)
  Disposition of plant assets                                           129                51
  Other, net                                                           -                  118
                                                                  ----------        ----------
             Net cash used in investing activities                   (6,057)           (3,606)
                                                                  ----------        ----------
Cash flows from financing activities:
  Proceeds from long-term debt                                        8,410              -
  Reduction of long-term debt                                        (1,847)           (1,846)
  Purchase of treasury stock                                           (192)             -
  Cash dividends paid                                                (2,364)           (2,321)
  Other, net                                                             91                39
                                                                  ----------        ----------
             Net cash provided (used in) financing activities         4,098            (4,128)
                                                                  ----------        ----------
Net effect of exchange rate changes on cash                              (3)             (58)
                                                                  ----------        ----------
Net change in cash and short-term cash investments                   (4,618)          (11,557)

Cash and short-term cash investments,
    beginning of period                                              18,769            19,567
                                                                  ----------        ----------
Cash and short-term cash investments,
    end of period                                                $   14,151        $    8,010
                                                                  ----------        ----------
                                                                  ----------        ----------
Cash paid during the period for:
  Interest                                                       $      913        $      612
                                                                  ----------        ----------
                                                                  ----------        ----------
  Income taxes                                                   $    1,159        $      893
                                                                  ----------        ----------
                                                                  ----------        ----------

                 See Notes to Consolidated Financial Statements.

CLARCOR INC .
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
- -------------------------------------------------------------------------------

1.   CONSOLIDATED  FINANCIAL STATEMENTS

     The November 30, 1995 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     The consolidated balance sheet as of March 2, 1996, the consolidated statements of earnings, and the consolidated statements of cash flows for the periods ended March 2, 1996 and March 4, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1995 annual report to shareholders. The results of operations for the period ended March 2, 1996 are not necessarily indicative of the operating results for the full year.



2.   SHAREHOLDERS' EQUITY

     During the quarter ended March 2, 1996, the Company purchased and retired 10,000 shares of common stock held in treasury. All such shares resumed the status of authorized and unissued shares of common stock of the Company.



3.   BUSINESS ACQUISITION

     On February 13, 1996, the Company acquired a 70% ownership in Unifil (Pty.) Ltd., a South African manufacturer of air filtration products. The acquisition did not have a significant impact on the results of the Company.

     Also, during the quarter ended March 2, 1995, the Company made an investment in Baldwin-Weifang Filters Ltd. in Weifang, China.

PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



CLARCOR's operations generated increases in sales and operating profit in the first quarter of 1996 compared to the same quarter last year. Net earnings and earnings per share were flat. Solid gains were recorded from operations in both the Filtration Products and Consumer Products segments, and the Company expects to see continued strength in the operations of both of these segments for the remainder of fiscal 1996.

Current year consolidated net sales increased 16.0% to $72,084,000 from $62,137,000 reported in the first quarter of 1995. Filtration Products Segment sales increased 18.8% over sales in the comparable quarter of last year. Most of the sales increase was due to the inclusion of sales from the September 1995 acquisition of Hastings Filters, Inc. However, this segment also recorded sales increases in its heavy duty, railroad locomotive, and industrial air filter markets. First quarter sales in the Consumer Products Segment increased 5.6% over those of the prior year, principally the result of increased sales of metal spice containers and battery shells.

First quarter consolidated operating profit increased 5.1% to $6,965,000 in the current year from $6,627,000 in the same quarter last year, the result of increases in both of the Company's segments. Operating profit in the Filtration Products Segment increased 3.4%, on the strength of gains recorded in the segment's Baldwin Filters heavy duty operation. Operating profits in the Airguard Industries industrial air filter and Clark Filter railroad locomotive operations declined slightly. Current quarter Consumer Products Segment operating profit increased 20.4% over the first quarter of last year due to increased metal products volume.

Net other expense in the first quarter of the current year totaled $773,000, compared to a net expense in the prior year first quarter of $12,000. This change reflects the impact of income related to currency gains in 1995, which did not recur in the current year, and increased interest expense resulting from new borrowings after the first quarter of last year.

Earnings before income taxes in the first quarter totaled $6,192,000 in the current year, down from $6,615,000 in the comparable quarter last year.
Although operating profit gains were recorded in both of the Company's segments, these gains were more than offset by the increased other expense.

The income tax provision in the current year first quarter was $2,255,000, an effective rate of 36.4% of pre-tax earnings. This compares to prior year first quarter income taxes totaling $2,643,000, or an effective rate of 40.0%. The current year first quarter effective rate reflected the favorable treatment of certain income tax items at the end of fiscal year 1995 and a reduction in previously established accruals for taxes which was not recorded in comparable quarter last year.

Net earnings in the first quarter of the current year were flat. Earnings of $3,937,000 in 1996 compare to earnings of $3,972,000 last year.

Earnings per share from operations in the current quarter were $.27, the same as in the first quarter of last year.

PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued



CLARCOR's March 2, 1996 consolidated balance sheet remained strong and liquid. Total assets increased 3.0%, or $6,772,000 over the year-end 1995 level.
Current year first quarter total assets were $230,034,000 and compare to $223,262,000 at year-end 1995. Working capital at the end of the first quater totaled $76,874,000, compared to $75,110,000 at November 30, 1995. Among the current assets and liabilities, inventories were increased 11.7% to $48,002,000, to accommodate increased shipment levels anticipated for the first half of 1996. Accounts receivable declined 4.3% to $47,869,000, reflecting differences in the timing of customer collections received at year-end and the end of the first quarter. Cash and short-term cash investment balances were reduced $4,618,000. Total current liabilities declined $1,503,000, due chiefly to the timing of accounts payable payments. The current ratio at the end of the first quarter was 2.9:1, compared to 2.8:1 at the end of fiscal 1995.

During the first quarter, plant assets net of accumulated depreciation increased by $3,113,000 to $70,149,000. Major items included in this change are the expansions of the J. L. Clark plastics facility and the Hastings Filter plant, the addition of assets related to the Unifil acquisition, and normal replacement of productive assets.

The long-term debt less the current portion increased to $41,009,000 due chiefly to the issuance of $8,410,000 of bonds related to the expansion of the Hastings facility, reduced by scheduled debt repayments.

Operations in the first quarter increased consolidated shareholders' equity $1,512,000 over the year-end 1995 level, to $132,327,000.

Total capitalization, consisting of shareholders' equity and long-term debt, totaled $173,336,000 at the end of the first quarter, and compare to $165,232,000 at fiscal year-end 1995. As a percent of total capitalization, long-term debt at the end of the first quarter was 23.7% compared to 20.8% at November 30, 1995.

CLARCOR's first quarter operations resulted in a net cash decrease of $4,618,000 in 1996. In 1995, first quarter operations resulted in a cash decrease of $11,557,000.

Operating activities in the first quarter used a total of $2,656,000 of cash, compared to $3,765,000 of cash used in the first quarter of 1995. In both years, increased investment in inventories and accounts payable and accrued liabilities more than offset net earnings and noncash items of depreciation and amortization.

Net cash of $6,057,000 was used in the current first quarter investing activities, and compares to $3,606,000 of net cash used in the first quarter last year. The current quarter increase was due principally to investment in the Unifil acquisition and increased investment in plant asset additions.

Financing activities in the current year first quarter provided net cash of $4,098,000, compared to $4,128,000 used in the first quarter last year. The difference reflected $8,410,000 of industrial revenue bonds used to finance the Hastings Filters plant expansion.

PART I - ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued



CLARCOR's current operations are sufficient to generate adequate cash to fund operating needs, pay dividends, and provide for the repayment of the Company's long-term debt. Sufficient lines of credit remain available to fund current operating needs.

In the Filtration Products Segment, Baldwin Filters continues to be the principal contributor to CLARCOR's sales and earnings, and further growth is anticipated throughout 1996. Baldwin continues to introduce a significant number of new mobile filtration products, and when combined with Hastings Filters, offers the widest range of mobile filtration products available.


Airguard Industries set an internal record for productivity in the first quarter of this year. Airguard appears to have passed the manufacturing and distribution problems that reduced its profitability last year. Some softness developed in the sales of environmental and industrial filters toward the end of the first quarter. It is too early to determine if this is temporary, and Airguard is in the process of reducing manufacturing and selling costs in the event sales lag its budget for the year.

The first quarter is always the slowest for the Consumer Products Segment. Despite this, the Consumer segment did well with growth in both metal and plastic products. Consumer's metal and plastics lines each increased operating profits compared to last year's first quarter. The expansion of the Rockford, Illinois plastics manufacturing facility was completed, and it is anticipated that plastics sales will continue the growth trend of the past several years.
It is too early to forecast metal sales for 1996, due to the seasonal nature of the business, with most of the business coming in the third and fourth quarters. However, early order indications from customers are promising, and the Company is optimistic about metal sales and operating profits for the year.

PART II - OTHER INFORMATION





Item 4    -    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               At the annual meeting of shareholders of CLARCOR Inc. held on March 28, 1996, all of management's nominees for directors, as listed in the proxy statement dated February 22, 1996, were elected. There were outstanding, as of the close of business on the February 15, 1996 record date, 14,832,845 shares of common stock. There were present at the meeting, in person or by proxy, the holders of 13,511,606 shares of common stock.

               The three nominees elected received votes as follows:


                                           FOR             WITHHELD
                                           ---             --------
               Milton R. Brown          13,416,181          95,425

               Frank A. Fiorenza        13,410,560         101,046

               Don A. Wolf              13,407,085         104,521


               The terms of J. Marc Adam, Carl J. Dargene, Lawrence E. Gloyd, Dudley J. Godfrey, Jr., Stanton K. Smith, Jr. and Richard A. Snell were continued.



Item 6a   -    Exhibit (11), Computations of Per Share Earnings are presented on page 10.



Item 6b   -    Subsequent to the end of the quarter ended March 2, 1996, the
               Company filed a Form 8-K disclosing the adoption by the Board of Directors of a new shareholder rights plan to replace an existing plan that expires on April 25, 1996. The new plan, as was the old plan, is designed to deter coercive takeover tactics and provide the Company's Board with the opportunity to fully analyze and consider any offers for the Company.

                                  CLARCOR INC.
                EXHIBIT (11) - COMPUTATIONS OF PER SHARE EARNINGS
                                      ----

                                                       THREE MONTHS ENDED
                                                 -------------------------------
                                                    MARCH 2,           MARCH 4,
                                                     1996               1995
                                                 -------------------------------
AVERAGE SHARES OUTSTANDING
- --------------------------
1.  Average number of shares outstanding          14,830,546          14,768,988

2.  Net additional shares resulting from
    assumed exercise of stock options*               316,543             222,592
                                                 -------------------------------

3.  Adjusted average shares outstanding
    for fully diluted computation (1 plus 2)      15,147,089          14,991,580
                                                 -------------------------------
                                                 -------------------------------
Earnings per share of common stock:

  Primary                                            $.27                $.27
                                                     ----                ----
                                                     ----                ----
  Assuming full dilution                             $.26                $.26
                                                     ----                ----
                                                     ----                ----

* Assumes proceeds from exercise of stock options used to purchase treasury shares at the greater of the quarter-end or the average market price during the period.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CLARCOR INC.
                                  (Registrant)



      April 11, 1996                         By     /s/ Bruce A. Klein
- --------------------------                     -----------------------------
          (Date)                                Bruce A. Klein, Vice President -
                                                       Finance and Chief
                                                       Financial Officer