Form 10-Q
period 1996-06-01
CLARCOR INC
filed 1996-07-12
CIK 20740

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



                            FOR QUARTER ENDED JUNE 1, 1996
                                       _______



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



For Quarter Ended June 1, 1996                   Commission File Number 0-3801



                                     CLARCOR INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)



            DELAWARE                                             36-0922490
- --------------------------------                      ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)



2323 Sixth Street, P. O. Box 7007, Rockford, Illinois              61125
- -----------------------------------------------------           -----------
  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code              815-962-8867
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


                         14,860,612 common shares outstanding
                         ------------------------------------

PART I - ITEM 1

                                     CLARCOR Inc.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                      __________



                                                             JUNE 1,         NOVEMBER 30,
                                                              1996               1995
                             ASSETS                      -----------        ------------
                                                          (UNAUDITED)
Current assets:
  Cash and short-term cash investments                   $    11,601        $     18,769
  Accounts receivable, less allowance for losses of
      $1,763 for 1996 and $1,557 for 1995                     48,712              50,034
  Inventories:
    Raw materials                                             15,431              13,364
    Work-in-process                                            9,565               7,636
    Finished products                                         27,313              21,972
                                                         -----------        ------------
          Total inventories                                   52,309              42,972
  Prepaid expenses                                             4,737               2,018
  Other                                                        3,894               3,777
                                                         -----------        ------------
          Total current assets                               121,253             117,570
                                                         -----------        ------------
Plant assets, at cost                                        151,119             143,363
  Less accumulated depreciation                              (80,131)            (76,327)
                                                         -----------        ------------
                                                              70,988              67,036
                                                         -----------        ------------
Marketable equity securities, at fair value                    4,661               4,696
Excess of cost over fair value of assets acquired,
    less accumulated amortization                             15,395              14,893
Pension assets                                                11,908              11,218
Other noncurrent assets                                       10,002               7,849
                                                         -----------        ------------
                                                         $   234,207        $    223,262
                                                         -----------        ------------
                                                         -----------        ------------

                        LIABILITIES
Current liabilities:
  Current portion of long-term debt                      $     7,597        $      7,596
  Accounts payable                                            19,792              20,378
  Income taxes                                                 2,745               2,013
  Accrued and other liabilities                               13,791              12,473
                                                         -----------        ------------
          Total current liabilities                           43,925              42,460
Long-term debt, less current portion                          38,750              34,417
Long-term pension liabilities                                  6,093               5,226
Other long-term liabilities                                    8,895              10,003
Minority interest                                                858                 341

Contingencies

                   SHAREHOLDERS' EQUITY
Capital stock                                                 14,861              14,825
Retained earnings                                            120,198             115,191
Other shareholders' equity                                       627                 799
                                                         -----------        ------------
                                                             135,686             130,815
                                                         -----------        ------------
                                                         $   234,207        $    223,262
                                                         -----------        ------------
                                                         -----------        ------------


                   See Notes to Consolidated Financial Statements.

                                     CLARCOR Inc.
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                     (UNAUDITED)
                                      __________



                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                     -------------------------     -------------------------
                                        JUNE 1,       JUNE 3,         JUNE 1,       JUNE 3,
                                         1996          1995            1996          1995
                                     -----------  ------------     -----------  ------------


Net sales                            $    81,574   $    70,478     $   153,658   $   132,615
Cost of sales                             58,037        50,379         110,145        94,824
                                     -----------   -----------     -----------   -----------

          Gross profit                    23,537        20,099          43,513        37,791

Selling and administrative expenses       13,810        11,427          26,821        22,492
                                     -----------   -----------     -----------   -----------

          Operating profit                 9,727         8,672          16,692        15,299
                                     -----------   -----------     -----------   -----------

Other income (expense):
  Interest expense                          (852)         (573)         (1,671)       (1,143)
  Interest income                            241           156             472           382
  Minority interest in earnings
       of subsidiary                          17           (22)             56           (40)
  Other, net                                  99           (62)           (125)          288
                                     -----------   -----------     -----------   -----------

                                            (495)         (501)         (1,268)         (513)
                                     -----------   -----------     -----------   -----------

          Earnings before
                income taxes               9,232         8,171          15,424        14,786

Provision for income taxes                 3,429         3,265           5,684         5,908
                                     -----------   -----------     -----------   -----------

Net earnings                         $     5,803   $     4,906     $     9,740   $     8,878
                                     -----------   -----------     -----------   -----------
                                     -----------   -----------     -----------   -----------

Net earnings per common share        $      0.39   $      0.33     $      0.66   $      0.60
                                     -----------   -----------     -----------   -----------
                                     -----------   -----------     -----------   -----------

Average number of common
     shares outstanding               14,855,090    14,783,915      14,843,892    14,783,915
                                     -----------   -----------     -----------   -----------
                                     -----------   -----------     -----------   -----------

Dividends paid per share             $    0.1600   $    0.1575     $    0.3200   $    0.3150
                                     -----------   -----------     -----------   -----------
                                     -----------   -----------     -----------   -----------


                   See Notes to Consolidated Financial Statements.

                                     CLARCOR Inc.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)
                                      __________



                                                                     Six Months Ended
                                                               ---------------------------
                                                                 June 1,          June 3,
                                                                   1996             1995
                                                              ---------------------------


Cash flows from operating activities:
  Net earnings                                                $    9,740       $    8,878
  Depreciation and amortization                                    4,730            3,929
  Changes in assets and liabilities                              (11,775)         (11,249)
  Other, net                                                        (286)             (24)
                                                              ----------       ----------

          Net cash provided by operating activities                2,409            1,534
                                                              ----------       ----------

Cash flows from investing activities:
  Business acquisition, net of cash acquired                      (1,298)            -
  Investment in affiliate                                           (119)            -
  Additions to plant assets                                       (9,511)          (7,656)
  Disposition of plant assets                                      1,833               57
  Other, net                                                        -                 (91)
                                                              ----------       ----------

          Net cash used in investing activities                   (9,095)          (7,690)
                                                              ----------       ----------

Cash flows from financing activities:
  Proceeds from long-term debt                                     8,410             -
  Reduction of long-term debt                                     (4,119)          (3,712)
  Purchase of treasury stock                                        (430)            -
  Cash dividends paid                                             (4,732)          (4,644)
  Other, net                                                         421               56
                                                              ----------       ----------

          Net cash used in financing activities                     (450)          (8,300)
                                                              ----------       ----------

Net effect of exchange rate changes on cash                          (32)              46
                                                              ----------       ----------

Net change in cash and short-term cash investments                (7,168)         (14,410)
                                                              ----------       ----------

Cash and short-term cash investments,
    beginning of period                                           18,769           19,567
                                                              ----------       ----------

Cash and short-term cash investments,
    end of period                                             $   11,601       $    5,157
                                                              ----------       ----------
                                                              ----------       ----------

Cash paid during the period for:
  Interest                                                    $    1,423       $    1,204
                                                              ----------       ----------
                                                              ----------       ----------
  Income taxes                                                $    5,240       $    6,103
                                                              ----------       ----------
                                                              ----------       ----------



                   See Notes to Consolidated Financial Statements.

CLARCOR INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



1.  CONSOLIDATED FINANCIAL STATEMENTS

    The November 30, 1995 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    The consolidated balance sheet as of June 1, 1996, the consolidated statements of earnings, and the consolidated statements of cash flows for the periods ended June 1, 1996 and June 3, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1995 annual report to shareholders. The results of operations for the period ended June 1, 1996 are not necessarily indicative of the operating results for the full year.



2.  SHAREHOLDERS' EQUITY

    During the quarter ended June 1, 1996, the Company purchased and retired 11,900 shares of common stock held in treasury. All such shares resumed the status of authorized and unissued shares of common stock of the Company.



3.  RECLASSIFICATION

    Certain amounts within the financial statements have been reclassified to conform to the current period presentation. The reclassification had no effect on retained earnings or net income as previously reported.

PART I - ITEM 2

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CLARCOR's consolidated operations reported record second quarter and six month sales, operating profit, net earnings, and earnings per share. The increases were the result of gains in sales and profits recorded in the Filtration Products segment. The Consumer Products segment recorded reduced sales and profits for the quarter, and flat sales and higher profits for the six months. The Company expects the level of profitability experienced in the second quarter to continue in the third and fourth quarters, and, when compared to last year, to see increased levels of sales and profits for the year as a whole.


OPERATIONS

Record second quarter sales of $81,574,000 increased 15.7% over the level of $70,478,000 reported in the comparable quarter of the prior year.

Sales in the Filtration Products segment reached $66,018,000, an increase of 21.6% over sales of $54,299,000 in the prior year's second quarter. The increase in sales includes the current year inclusion of sales resulting from the September, 1995 acquisition of Hastings Filters, Inc. and the January, 1996 South African acquisition of Baldwin-Unifil. Without these acquisitions, net sales would have approximated sales in the second quarter of last year. Higher sales were recorded in the Baldwin heavy duty and Clark Filter railroad locomotive filter markets, while CLARCOR's Airguard subsidiary reported a decline in sales. The Baldwin domestic subsidiary reported a sales increase of 9.0% for the quarter, while its international affiliates increased sales 26.0%. Contributing to this increase in international sales was the inclusion of Baldwin-Unifil. The sales increase at Clark Filter reflects increased railroad locomotive business, plus new industrial business from a line transferred from CLARCOR's Airguard subsidiary. Filtration sales accounted for 80.9% of the total current year's second quarter sales.

Consumer Products segment sales in the current quarter declined to $15,556,000, 3.9% below the same quarter last year. In the Consumer segment, sales gains were reported in plastic products and spice tin sales, while flat sheet decorating and specialty products sales were down. Promotional sales lagged in the quarter but are anticipated to increase in the third quarter. In 1996's second quarter, sales in the Consumer segment accounted for 19.1% of the consolidated total.

Record second quarter operating profit was reported by the Company's consolidated operations. CLARCOR's operating profit increased to $9,727,000, 12.2% over the comparable quarter of the prior year.

Quarterly operating profit in the Filtration segment increased 15.1% to $8,415,000, on the strength of increased sales of Baldwin heavy duty products and a more than doubling of profitability at the segment's Airguard Industries unit. Operating profit in the second quarter of 1996 included the operations of Hastings and Baldwin-Unifil. Without these operations, Filtration operating profit would have increased 18.8% over the prior year's second quarter. At Baldwin, profit on both domestic and international operations increased substantially, by 11.2% and 108.8%, respectively, when compared to last year. The September, 1995 Hastings Filters acquisition reported a small operating loss. It is anticipated that Hastings will continue to report losses until the completion of its plant expansion and that it will begin to report a profit by year-end. The Filtration segment contributed 86.5% of the current year quarterly operating profit.

PART I - ITEM 2

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


In the Consumer Products segment, quarterly operating profit of $1,312,000 represented 13.5% of the Company's total operating profit. Operating profit in this segment declined 3.5% compared to profit in the same quarter last year. The profit decline was due to the segment's reduced volume, principally in the promotional and specialty container lines.

The consolidated operating margin declined to 11.9% in the current quarter from 12.3% last year. This margin decline is mostly reflective of a small operating loss on the addition of over $10,000,000 of Hastings Filters, Inc. sales in the Filtration Products segment.

The provision for income taxes in the current second quarter was $3,429,000, and represented an effective rate of 37.1% of pre-tax earnings. This compares to prior year second quarter income taxes totaling $3,265,000, with an effective rate of 40.0%, and a rate of 35.7% for all of 1995. The reduced current year income tax rate resulted from foreign tax credits recognized in the current year.

Record consolidated net earnings totaled $5,803,000 for the second quarter. Driven principally by increased sales and profits in the Filtration segment, the Company recorded an increase of 18.3% over net earnings of $4,906,000 in the comparable quarter of last year.

Record earnings per share in the second quarter were $.39, up 18.2% from $.33 in the second quarter of fiscal 1995.

Chiefly as a result of the Company's record second quarter operations, the consolidated six month totals exceeded those of the prior year in sales, operating profit, net earnings and earnings per share. Year-to-date net sales reached $153,658,000, an increase of 15.9% over sales of $132,615,000 in the comparable six months of last year. The increase was principally attributable to the addition of six months of Hastings Filters, Inc. sales which resulted from the September, 1995 acquisition of this business.

In the Filtration Products segment, sales increased 20.3% over last year's six months. Net sales increased in the Baldwin heavy duty business and Clark Filter railroad locomotive business. Increases were recorded in both the domestic and international Baldwin business. Domestic sales in the segment increased due to the current year addition of Hastings sales. International sales were boosted by the current year inclusion of Baldwin-Unifil sales, a South African company acquired in January of 1996. Without these additions, year-to-date sales would have increased 1.8%. Year-to-date sales declined slightly in the Airguard industrial filtration business, as the unit pared unprofitable business.

Year-to-date net sales in the Consumer Products segment were flat compared to last year. This reflects increased business in plastics and the spice line, offset by reduced sales of specialty and promotional items.

PART I - ITEM 2

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

CLARCOR's year-to-date operating profit increased 9.1% over the prior year to $16,692,000. Operating profit in the Filtration Products segment increased 9.8% on the strength of sales increases in the Baldwin heavy duty business and an 86.9% increase in the segment's Airguard industrial filtration operating profit. Without the Hastings and Unifil acquisitions, Filtration operating profit would have increased 12.2%. The increase at Airguard reflects the resolution of manufacturing and distribution problems experienced by the unit last year and, in the current year, paring unprofitable business.

Year-to-date Consumer Products segment operating profit increased 4.2% from the comparable period last year. Although profit was lower in the second quarter of the current year, year-to-date profits were higher because of the higher first quarter sales.

As a percent of net sales, CLARCOR's consolidated operating profit for the current six months was 10.9%. This is lower than the comparable period last year due to the inclusion of sales from the Hastings acquisition without a corresponding contribution to operating profit.

Year-to-date other expense totaled a net $1,268,000 in the current six months, compared to net expense of $513,000 in the prior year. The increase in current year expense principally reflected greater interest expense associated with the higher level of long-term debt from the acquisition of Hastings Filters, Inc.

The year-to-date provision for income taxes was $5,684,000 for the current six months, and represented an effective tax rate of 36.9%. This compares to income tax expense in the prior year six months of $5,908,000, or an effective rate of 40.0%. The reduction in the effective tax rate originates from lower state taxes and increased foreign tax credits in the current period.

Year-to-date net earnings for the current six month period totaled $9,740,000, an increase of 9.7% over earnings of $8,878,000 last year. Year-to-date net earnings per share were $.66, and compare to $.60 in the same period last year.

CAPITAL RESOURCES & LIQUIDITY

Throughout the six months of the current year, CLARCOR maintained a balance sheet which was strong, liquid, and adequate to support its current level of operations.

CLARCOR's total assets were $234,207,000 at June 1, 1996. This was 4.9% higher than 1995 year-end total assets of $223,262,000. Consolidated working capital totaled $77,328,000 at the six month point in 1996, approximately 3.0% higher than the total at the end of fiscal 1995. The current ratio at the end of the second quarter was 2.8:1, equal to the level of November 30, 1995. Among the components of working capital, cash declined in the current six months by $7,168,000, as cash was invested in operating assets. Accounts receivable declined by $1,322,000, and inventories increased by $9,337,000, reflecting additional inventories at Hastings in preparation for the transfer of all manufacturing operations to Yankton, SD scheduled for the fourth quarter and the decorating of flat sheets in the Consumer segment to create products for sale in the third and fourth quarters. The investment in Consumer inventories reflected the seasonality of cash used each year to invest in an inventory build-up.

PART I - ITEM 2

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

During the first six months, net plant assets increased to $70,988,000, $3,952,000 over year-end levels. Included in this total are costs related to the construction of the Hastings Filters Yankton, SD plant addition, and continued investment in machinery and equipment at other CLARCOR locations.

Long-term debt less the current portion totaled $38,750,000 up 12.6% from the level of $34,417,000 at year-end 1995.

Shareholders' equity at June 1, 1996, totaled $135,686,000, an increase of $4,871,000 in the current six months over the year-end 1995 level.

Total capitalization at the end of the second quarter increased $9,204,000 to $174,436,000. This compares to $165,232,000 at the prior year-end. As a percent of total capitalization, long-term debt at the end of the second quarter was 22.2%, compared to 20.8% at the end of fiscal 1995.

CASH FLOW

During the six months ended June 1, 1996, CLARCOR's cash declined $7,168,000, to $11,601,000. In 1995, cash was reduced $14,410,000 for the comparable six month period.

Net cash provided by operating activities totaled $2,409,000, compared to a total of $1,534,000 in the first six months of 1995.

Net cash used in current year investing activities totaled $9,095,000, compared to $7,690,000 of net cash used in the first six months of the prior year due principally to increased investment in plant assets in the current six months. This investment includes completion of an expansion of the Rockford, IL plastics facility and construction of an addition to the Yankton, SD Hastings Filters facility.

Current year financing activities used net cash of $450,000, compared to $8,300,000 of net cash used in the prior year. The current year reflects cash provided by the issuance of an $8,400,000 industrial revenue bond related to the Hastings acquisition and cash provided by the exercise of stock options. Both years reflect comparable amounts for long-term debt reduction and cash dividend payments.

CLARCOR's current operations continue to generate sufficient cash to fund operating needs, to fund normal levels of additions to productive capacity, and to provide for the repayment of the Company's long-term debt. The Company has sufficient access to credit to fund these needs and to meet the needs of normal operations.


OUTLOOK

CLARCOR anticipates that it will see an improvement in revenue and earnings in 1996 from both of the Company's operating segments. Current year operations have generated record revenues and profits in the second quarter, and the Company believes that this level of profitability will continue in the coming six months.

Part I - Item 2

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


The Company anticipates that Baldwin Filters will continue to be the driving force in its revenues and profits. CLARCOR believes that it will see increased revenues and profits from the Baldwin heavy duty business in the current year. However, operating margins are not anticipated to keep pace with the revenue growth due to severe competition in its markets. The Hastings Filters operation is anticipated to generate small losses for the remainder of the year until the plant addition is complete, and manufacturing operations are completely transferred to Yankton, SD. Hastings results should then turn positive by year-end. The Company believes that the manufacturing and distribution problems which occurred in its Airguard Industries industrial filtration unit are now behind it. Airguard's sales are anticipated to lag those of last year, but the Company believes that Airguard will continue to make strides in paring unprofitable business and increasing its operating margin. Clark Filter is anticipated to continue its steady growth in sales and profits. J. L. Clark is anticipated to experience current year growth in both sales and profits. On a consolidated basis, CLARCOR revenue and profits are anticipated to reflect moderate growth in fiscal 1996 over 1995 levels.

The Company anticipates that its balance sheet will continue to reflect strength and to generate positive cash flow.


FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

CERTAIN STATEMENTS QUOTED IN THE BODY OF THIS REPORT, AND STATEMENTS IN THE "OUTLOOK" SECTION OF THIS REPORT ARE FORWARD-LOOKING. THESE STATEMENTS INVOLVE RISK AND UNCERTAINTY. ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS, INCLUDING THE VOLUME AND TIMING OF ORDERS RECEIVED DURING THE QUARTER, THE MIX OF CHANGES IN DISTRIBUTION CHANNELS THROUGH WHICH THE COMPANY'S PRODUCTS ARE SOLD, THE TIMING AND ACCEPTANCE OF NEW PRODUCTS AND PRODUCT ENHANCEMENTS BY THE COMPANY OR ITS COMPETITORS, CHANGES IN PRICING, PRODUCT LIFE CYCLES, PURCHASING PATTERNS OF DISTRIBUTORS AND CUSTOMERS, COMPETITIVE CONDITIONS IN THE INDUSTRY, BUSINESS CYCLES AFFECTING THE MARKETS IN WHICH THE COMPANY'S PRODUCTS ARE SOLD, EXTRAORDINARY EVENTS, SUCH AS LITIGATION OR ACQUISITIONS, INCLUDING RELATED CHARGES, AND ECONOMIC CONDITIONS GENERALLY OR IN VARIOUS GEOGRAPHIC AREAS. ALL OF THE FOREGOING MATTERS ARE DIFFICULT TO FORECAST. THE FUTURE RESULTS OF THE COMPANY MAY FLUCTUATE AS A RESULT OF THESE AND THE OTHER RISK FACTORS DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION REPORTS.

DUE TO THE FOREGOING ITEMS, IT IS POSSIBLE THAT, IN SOME FUTURE QUARTERS, THE COMPANY'S OPERATING RESULTS WILL BE BELOW THE EXPECTATIONS OF SOME STOCK MARKET ANALYSTS AND INVESTORS. IN SUCH EVENT, THE PRICE OF CLARCOR COMMON STOCK COULD BE MATERIALLY ADVERSELY AFFECTED.

PART II - OTHER INFORMATION



Item 6a  -    Exhibit (11), Computations of Per Share Earnings are presented on page 12.



Item 6b  -    During the quarter ended June 1, 1996, the Company filed a Form
              8-K disclosing the adoption by the Board of Directors of a new shareholder rights plan to replace an existing plan that expires on April 25, 1996. The new plan, as was the old plan, is designed to deter coercive takeover tactics and provide the Company's Board with the opportunity to fully analyze and consider any offers for the Company.

              Subsequent to the quarter ended June 1, 1996, the Company filed a Form 8-K announcing the resignation of Richard A. Snell as a member of its Board of Directors effective June 26, 1996. Mr. Snell was replaced as a director by Mr. Norman E. Johnson, President and Chief Operating Officer of the Company.

                                     CLARCOR INC.
                  EXHIBIT (11) - COMPUTATIONS OF PER SHARE EARNINGS
                                       -------



                                                        SIX MONTHS ENDED
                                                  ----------------------------
                                                      JUNE 1,        JUNE 3,
                                                       1996           1995
                                                  ----------------------------
AVERAGE SHARES OUTSTANDING

1.  Average number of shares outstanding           14,843,892      14,783,915
2.  Net additional shares resulting from
    assumed exercise of stock options*                275,275         320,544
                                                  ----------------------------

3.  Adjusted average shares outstanding
    for fully diluted computation (1 plus 2)       15,119,167      15,104,459
                                                  ----------------------------
                                                  ----------------------------

Earnings per share of common stock:
    Primary                                           $.66           $.60
                                                      ----           ----
                                                      ----           ----
    Assuming full dilution                            $.64           $.59
                                                      ----           ----
                                                      ----           ----

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



                                     CLARCOR INC.
                                     (Registrant)



      July 12, 1996                    By          /s/ Bruce A. Klein
- -------------------------                  -----------------------------------
         (Date)                             Bruce A. Klein, Vice President -
                                                 Finance and Chief Financial
                                                 Officer