Form 10-Q
period 1996-10-03
CLARCOR INC
filed 1996-10-07
CIK 20740

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


                          for quarter ended August 31, 1996
                                       _______




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



For Quarter Ended August 31, 1996                 Commission File Number 0-3801


                                     CLARCOR Inc.
               ----------------------------------------------------
                (Exact name of registrant as specified in its charter)


         DELAWARE                                               36-0922490

----------------------------                               --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.




 2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                61125
-----------------------------------------------------             ----------
 (Address of principal executive offices)                          (Zip Code)


 Registrant's telephone number, including area code             815-962-8867
                                                                --------------



                                      No Change
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                         14,877,612 common shares outstanding
                         ------------------------------------

PART I - ITEM 1
                                     CLARCOR Inc.
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Dollars in thousands)
                                   --------------


                                                      August 31,    November 30,
               ASSETS                                    1996           1995
                                                      -----------    ----------
                                                      (Unaudited)

Current assets:
   Cash and short-term cash investments                $  1,521      $  18,769
   Accounts receivable, less allowance for losses
       of $1,681 for 1996 and $1,557 for 1995            55,465         50,034
   Inventories:
       Raw materials                                     16,428         13,364
       Work in process                                   10,279          7,636
       Finished products                                 27,925         21,972
                                                     ----------     ----------

       Total inventories                                 54,632         42,972
                                                     ----------     ----------

   Prepaid expenses                                       3,464          2,018
   Other                                                  4,035          3,777
                                                     ----------     ----------

       Total current assets                             119,117        117,570
                                                     ----------     ----------

Plant assets, at cost                                   158,770        143,363
       less accumulated depreciation                    (81,658)       (76,327)
                                                     ----------     ----------
                                                         77,112         67,036
                                                     ----------     ----------

Marketable equity securities, at fair value               5,306          4,696
Excess of cost over fair value of assets acquired,
       less accumulated amortization                     15,283         14,893
Pension assets                                           12,253         11,218
Other noncurrent assets                                   9,498          7,849
                                                     ----------     ----------

                                                     $  238,569     $  223,262
                                                     ----------     ----------
                                                     ----------     ----------


                         LIABILITIES

Current liabilities:
   Current portion of long-term debt                   $  7,515       $  7,596
   Accounts payable                                      19,401         20,378
   Income taxes                                           1,979          2,013
   Accrued and other liabilities                         15,328         12,473
                                                     ----------     ----------
       Total current liabilities                         44,223         42,460
                                                     ----------     ----------

Long-term debt, less current portion                     37,035         34,417
Long-term pension liabilities                             6,536          5,226
Other long-term liabilities                               9,052         10,003
Minority interest                                           884            341

Contingencies

                    SHAREHOLDERS' EQUITY

Capital stock                                            14,878         14,825
Retained earnings                                       124,357        115,191
Other shareholders' equity                                1,604            799
                                                     ----------     ----------
                                                        140,839        130,815
                                                     ----------     ----------

                                                     $  238,569     $  223,262
                                                     ----------     ----------
                                                     ----------     ----------



                   See Notes to Consolidated Financial Statements.

                                     CLARCOR Inc.
                    CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                     (Dollars in thousands except per share data)
                                     (Unaudited)
                                     -----------

                                                      Three Months Ended            Nine Months Ended
                                                 ------------------------           ---------------------
                                                 August 31,     September 2,   August 31,     September 2,
                                                   1996           1995           1996           1995
                                                 ----------     ------------   ---------      -----------

Net sales                                          $  88,925      $  71,829     $  242,583     $  204,444
Cost of sales                                         64,089         51,349        174,234        146,173
                                                  ----------     ----------     ----------     ----------

    Gross profit                                      24,836         20,480         68,349         58,271

Selling and administrative expenses                   13,739         10,751         40,560         33,243
                                                  ----------     ----------     ----------     ----------

    Operating profit                                  11,097          9,729         27,789         25,028
                                                  ----------     ----------     ----------     ----------

Other income (expense):
Interest expense                                        (719)          (661)        (2,390)        (1,804)
Interest income                                          169            227            641            609
Minority interest in earnings of subsidiaries            (53)            21           (109)            61
Other, net                                               (11)            20            (24)           228
                                                  ----------     ----------     ----------     ----------

                                                        (614)          (393)        (1,882)          (906)
                                                  ----------     ----------     ----------     ----------

         Earnings before income taxes                 10,483          9,336         25,907         24,122

Provision for income taxes                             3,957          3,450          9,641          9,358
                                                  ----------     ----------     ----------     ----------

Net earnings                                        $  6,526       $  5,886      $  16,266      $  14,764
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


Net earnings per common share:                     $    0.44      $    0.40      $    1.10      $    1.00
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Average number of common shares
outstanding                                       14,873,362     14,813,088     14,854,008     14,793,544
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------
Dividends paid per share                           $  0.1600      $  0.1575      $  0.4800      $  0.4725
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------







                   See Notes to Consolidated Financial Statements.

                                     CLARCOR Inc.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                     (Unaudited)
                                     ----------


                                                          Nine Months Ended
                                                     ---------------------------
                                                      August 31,    September 2,
                                                         1996           1995
                                                      ----------     ----------

Cash flows from operating activities:
   Net earnings                                       $  16,266      $  14,764
   Depreciation and amortization                          7,362          5,998
   Changes in assets and liabilities                    (18,909)       (15,857)
   Other, net                                              (352)            (6)
                                                      ----------     ----------

       Net cash provided by operating activities          4,367          4,899
                                                       ---------    ----------

Cash flows from investing activities:
   Business acquisition, net of cash acquired            (1,298)           -
   Investment in affiliate                                 (340)           -
   Additions to plant assets                            (18,073)       (10,687)
   Disposition of plant assets                            2,713             57
   Other, net                                                 -           (209
                                                      ----------      ---------
       Net cash used in investing activities            (16,998)       (10,839)
                                                      ----------      ---------
Cash flows from financing activities:
   Proceeds from long-term debt                           8,410         25,000
   Reduction of long-term debt                           (5,916)        (5,679)
   Purchase of treasury stock                              (430)          -
   Cash dividends paid                                   (7,100)        (6,967)
   Other, net                                               421            281
                                                      ----------     ---------

       Net cash provided by (used in) financing
        activities                                       (4,615)        12,635
                                                      ----------     ---------

Net effect of exchange rate changes on cash                  (2)             58
                                                      ----------       --------

Net change in cash and short-term cash investments      (17,248)         6,753

Cash and short-term cash investments, beginning
 of period                                               18,769         19,567
                                                       ---------     ---------

Cash and short-term cash investments, end of period    $  1,521      $  26,320
                                                       ---------     ---------
                                                       ---------     ---------
Cash paid during the period for:

   Interest                                            $  2,566       $  1,699
                                                       ---------      --------
                                                       ---------      --------
   Income taxes                                        $  8,693       $  7,894
                                                       --------       --------
                                                       --------       --------






                   See Notes to Consolidated Financial Statements.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)


1. CONSOLIDATED FINANCIAL STATEMENTS

   The November 30, 1995 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   The consolidated balance sheet as of August 31, 1996, the consolidated statements of earnings and the consolidated statements of cash flows for the periods ended August 31, 1996 and September 2, 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position results of operations, and cash flows have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's November 30, 1995 annual report to shareholders. The results of operations for the period ended August 31, 1996 are not necessarily indicative of the operating results for the full year.

   2.  RECLASSIFICATION

   Certain amounts within the financial statements have been reclassified to conform to the current period presentation. The reclassification had no effect on retained earnings or net income as previously reported.

   3.  SUBSEQUENT EVENT

   Subsequent to the quarter ended August 31, 1996, the Company announced the signing of a definitive agreement to acquire United Air Specialists, Inc., a manufacturer of air quality equipment based in Cincinnati, Ohio. The transaction will be structured as a merger under which the Company will issue common stock in exchange for each fully diluted share of United Air
   Specialists stock.   It is expected that the acquisition will be accounted
   for as a pooling of interests. As a result of the acquisition, United Air Specialists will become a subsidiary of the Company.

   Consummation of the merger is subject, among other things, to approval by the shareholders of United Air Specialists and regulatory approvals.

PART I--ITEM 2

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CLARCOR's consolidated operations reported record fiscal 1996 third quarter and nine month sales, operating profit, net earnings, and earnings per share. The increases were the result of gains in sales and profits recorded in both the Filtration Products and Consumer Products segments. The Company expects the level of profitability experienced in the third quarter to continue in the fourth quarter, and, when compared to the prior year, to see increased levels of sales and profits for the year as a whole.


OPERATIONS

Record current year third quarter sales of $88,925,000 increased 23.8% over sales of $71,829,000 reported in the same quarter of fiscal 1995.

Current quarter Filtration Products segment sales totaled $66,448,000, 25.1% more than sales of $53,131,000 recorded in the same quarter of last year. Approximately two thirds of the sales increase is due to the current year inclusion of sales resulting from the September, 1995 acquisition of Hastings Filters, Inc. Additionally, quarterly sales were increased by the inclusion of sales from Baldwin-Unifil, the January, 1996 South African acquisition. Without these acquisitions, current quarter net sales would have exceeded last year's third quarter sales by 9.7%. Higher sales were recorded in the Airguard industrial, Baldwin heavy duty and Clark Filter railroad locomotive filter markets. Sales increases were reported in both domestic and international subsidiaries. Contributing to this increase in international sales was the inclusion of Baldwin-Unifil. The sales increase at Clark Filter reflects increased railroad locomotive business, plus new industrial business from a line transferred from CLARCOR's Airguard subsidiary. Sales in the Filtration Segment accounted for 74.7% of the Company's current year consolidated third quarter sales.

Consumer Products segment sales in the current quarter increased to $22,477,000, 20.2%, over the same quarter of fiscal 1995. In the Consumer segment, sales gains were reported in the promotional and general lines, and in plastic products. In the current year, Consumer segment sales accounted for 25.3% of the Company's consolidated third quarter sales.

CLARCOR's operations reported record third quarter consolidated operating profit. Operating profit increased to $11,097,000, 14.1% over profit of $9,729,000 reported in the comparable quarter of fiscal 1995.

Filtration segment quarterly operating profit increased 10.4% over the prior year's third quarter to $8,615,000, on the strength of increased sales of Baldwin heavy duty products and a substantial increase in operating margin at the segment's Airguard Industries unit. Fiscal 1996 third quarter operating profit included the operations of Hastings and Baldwin-Unifil. Without these operations, Filtration operating profit would have been 20.0% higher compared to the same quarter of last year. At Baldwin, profit on both domestic and international operations increased substantially when compared to last year. The September, 1995 Hastings Filters acquisition reported an expected operating loss. It is anticipated that Hastings will continue to report losses through the fourth quarter, but that it will begin to report a profit in early fiscal 1997. Filtration segment profit as a percent of sales in the third quarter totaled 13.0%. The Filtration segment contributed 77.6% of the current year quarterly operating profit.

In the Consumer Products segment, quarterly operating profit of $2,482,000 represented 22.4% of CLARCOR's total operating profit. Profit as a percent of sales was 11.0%. Consumer segment operating profit increased 29.0% over profit in the same quarter last year. The increased profit was due to increased volume in the segment, principally in promotional and plastics lines.

CLARCOR's consolidated operating margin declined to 12.5% in the current quarter from 13.5% last year. This margin decline is reflective of an operating loss on the addition of over $9,000,000 of Hastings Filters, Inc. sales in the Filtration Products segment.

The provision for income taxes in the current year's third quarter was $3,957,000, and represented an effective rate of 37.7% of pre-tax earnings.
This compares to prior year third quarter income taxes totaling $3,450,000, with an effective rate of 37.0%, and a rate of 35.7% for all of 1995.

The Company reported record consolidated net earnings of $6,526,000 in the third quarter. Driven by increased sales and profits in both the Filtration and Consumer Products segments, the Company's net earnings increased 10.9% over $5,886,000 recorded in the same quarter of fiscal 1995.

Record earnings per share in the second quarter reached $.44, up 10.0% from $.40 reported in the third quarter of last year.

On the strength of record second and third quarter operations, the Company's consolidated nine month totals exceeded those of the prior year and set new records for sales, operating profit, net earnings and earnings per share.

Year-to-date net sales totaled $242,583,000, an 18.7% increase over sales of $204,444,000 in the comparable nine months of last year. The increase was principally attributable to the addition of nine months of Hastings Filters, Inc. sales which resulted from the September, 1995 acquisition of this business. However, each of the segment's businesses reported sales increases.

Year-to-date sales in the Filtration Products segment totaled $190,700,000 and increased 21.9% over last year's nine months. Net sales in the segment increased primarily due to the current year addition of Hastings and Baldwin-Unifil sales. Without these sales, the increase would have been 2.8%. Net sales increased in the Baldwin heavy duty business, the Airguard industrial business, and the Clark Filter railroad locomotive business.

Year-to-date net sales in the Consumer Products segment increased 8.1% over last year. This reflects increased business in plastics, spice, and promotional lines, partially offset by reduced sales of specialty products and flat sheet decorating business.

CLARCOR's year-to-date operating profit increased to $27,789,000, 11.0% over the prior year's nine month total. As a percent of net sales, CLARCOR's consolidated operating profit for the current nine months was 11.5%. This is lower than 12.2% reported in the comparable period last year due to the operating losses on Hastings.

Nine month operating profit in the Filtration Products segment increased 10.0% on the strength of sales increases in the Baldwin heavy duty business and a nearly tripling of the segment's Airguard industrial filtration operating profit. Without the addition of the Hastings and Baldwin-Unifil operating results, Filtration operating profit would have increased 15.2%. The increase at Airguard reflects the resolution of manufacturing and distribution problems experienced by the unit last year and, in the current year, the paring of unprofitable business.

On the strength of the year-to-date sales increase, Consumer Products segment operating profit increased 16.4% over the nine month period last year. Consumer operating profit totaled 8.8% of sales, compared to 8.2% in the comparable period of the prior year.

Current year-to-date other expense totaled a net $1,882,000, compared to net expense of $906,000 in the prior year nine months. The increase in current year expense principally reflected greater interest expense associated with the higher level of long-term debt from the acquisition of Hastings Filters, Inc. and currency losses on reduced foreign subsidiary earnings.

For the current three quarters, the provision for income taxes was $9,641,000, an effective tax rate of 37.2%. In the first three quarters of the prior year, income tax expense was $9,358,000, which was an effective rate of 38.8%. The reduction in the effective tax rate originates from lower state taxes and increased foreign tax credits in the current period.

Year-to-date net earnings of $16,266,000 for the current nine month period increased 10.2% over earnings of $14,764,000 last year. Year-to-date earnings per share were $1.10, and compare to $1.00 in the same period last year.

CAPITAL RESOURCES & LIQUIDITY

CLARCOR's balance sheet continued to be strong and liquid during the first three quarters of the current year. It remains adequate to support the Company's current level of operations.

CLARCOR's total assets were $238,569,000 at August 31, 1996. This was 6.9% higher than 1995 year-end total assets of $223,262,000. Consolidated working capital totaled $74,894,000 at the nine month point in 1996, approximately equal to working capital at the end of fiscal 1995. The current ratio at the end of the third quarter was 2.7, approximating the 2.8 level of November 30, 1995. Since the beginning of the year, cash declined by $17,248,000, as cash was invested in operating assets. Accounts receivable increased by 10.9%, to $55,465,000, fueled by higher sales. Inventory levels increased by $11,660,000, or 27.1%, to $54,632,000, reflecting additional investment in inventories at Hastings in preparation for the transfer of all manufacturing operations to Yankton, SD and the decorating of flat sheets in the Consumer segment to create products for sale in the fourth quarter. The investment in Consumer inventories also reflected the seasonality of cash used each year to invest in an inventory build-up.

Net plant assets during the first nine months of 1996 increased to $77,112,000, $10,076,000 over the year-end 1995 total. Included in this total are costs related to the continued investment in operating assets at CLARCOR locations.

At August 31, 1996, long-term debt less the current portion increased 7.6%, to $37,035,000, over the year-end 1995 total of $34,417,000.

Shareholders' equity in the first three quarters of 1996 increased 7.7% over the year-end 1995 level, to $140,839,000.

Total capitalization at August 31, 1996 increased $12,642,000, to $177,874,000, from $165,232,000 at the prior year-end. As a percent of total capitalization, long-term debt at the end of the third quarter was 20.8%, the same as at fiscal 1995 year-end.



CASH FLOW

During the nine months ended August 31, 1996, CLARCOR's cash and cash investments balance declined $17,248,000 to $1,521,000. In 1995, cash increased $6,753,000 for the comparable period.

Net cash of $4,367,000 was provided by operating activities, compared to a total of $4,899,000 in the first nine months of 1995. In the current year, higher cash inflows resulted from the net earnings improvement and increased depreciation due to the Company's higher level of asset additions in recent years.
Offsetting the higher cash inflows were higher cash outflows reflected in changes in net assets, as CLARCOR invested in operating assets, primarily inventories, in support of the increased level of business.

Net cash used in current year investing activities totaled $16,998,000, compared to $10,839,000 of net cash used in the first nine months of the prior year, due principally to increased investment in plant assets in the current nine months. This investment includes completion of an expansion of the Rockford, IL plastics facility, construction of an addition to the Yankton, SD Hastings Filters facility and other assets at Corporate.

Current year financing activities used net cash of $4,615,000, compared to $12,635,000 of net cash provided in the prior year. The current year reflects cash provided by the issuance of an $8,410,000 industrial revenue bond related to the Hastings acquisition, while the prior year reflected $25,000,000 in cash provided by the borrowing done mostly for the purchase of Hastings Filters, Inc. Both years show comparable amounts of cash used for long-term debt reduction and cash dividend payments.

CLARCOR's current operations continue to generate sufficient cash to fund operating needs, to fund normal levels of additions to productive capacity, and to provide for the repayment of the Company's long-term debt. The Company has sufficient access to credit to fund these needs and to meet the needs of normal operations and expansion opportunities.


OUTLOOK

CLARCOR anticipates that it will see an improvement in revenue and earnings in 1996 from both of the Company's operating segments. Current year operations have generated record revenues and profits in the third quarter, and the Company believes that this high level of profitability will continue in the remaining quarter.

The Company anticipates that Baldwin Filters will continue to be the driving force in its revenues and profits. CLARCOR believes that it will see increased revenues and profits from the Baldwin heavy duty business in the current year. However, operating margins are not anticipated to keep pace with the revenue growth due to severe competition in its markets. The Hastings Filters operation is anticipated to generate losses for the remainder of the year until manufacturing operations are completely transferred to Yankton, SD, and integrated into the assembly and paint lines. Hastings results should then begin to turn positive in early fiscal 1997. The Company believes that the manufacturing and distribution problems which occurred in its Airguard Industries industrial filtration unit are now behind it. Airguard's sales are anticipated to lag those of last year, but the Company believes that Airguard will continue to make strides in paring unprofitable business and increasing its operating margin. Clark Filter is anticipated to continue its steady growth in sales and profits. J. L. Clark is anticipated to experience current year growth in both sales and profits. On a consolidated basis, CLARCOR revenue and profits are anticipated to reflect moderate growth in fiscal 1996 over 1995 levels.

The Company anticipates that its balance sheet will continue to reflect strength and to generate positive cash flow. Capital expenditures over the next year are expected to be less than they have been in either of the last two years.



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

PART II - OTHER INFORMATION


Item 6a   -   Exhibit (11), Computations of Per Share Earnings are presented on page 13.

Item 6b   -   During the quarter ended August 31, 1996, the Company filed a
              Form 8-K announcing the resignation of Richard A. Snell as a member of its Board of Directors effective June 26, 1996. Mr.
              Snell was replaced as a director by Mr. Norman E. Johnson, President and Chief Operating Officer of the Company.

              Subsequent to the quarter ended August 31, 1996, the Company filed a Form 8-K announcing the signing of a definitive agreement to acquire United Air Specialists, Inc., a manufacturer of air quality equipment based in Cincinnati, Ohio. The transaction will be structured as a merger under which the Company will issue common stock in exchange for each fully diluted share of United Air Specialists stock. It is expected that the acquisition will be accounted for as a pooling of interests. As a result of the acquisition, United Air Specialists will become a subsidiary of the Company.

              Consummation of the merger is subject, among other things, to approval by the shareholders of United Air Specialists and regulatory approvals.

                                     CLARCOR Inc.
                  EXHIBIT (11) - COMPUTATIONS OF PER SHARE EARNINGS
                                      ----------

                                                       Nine Months Ended
                                                 ----------------------------
                                                    August 31,    September 2,
                                                     1996           1995
                                                 ----------------------------
AVERAGE SHARES OUTSTANDING

1. Average number of shares outstanding           14,854,008     14,793,544

2. Net additional shares resulting from
   assumed exercise of stock options*                269,443        372,223
                                                ------------------------------
3. Adjusted average shares outstanding
   for fully diluted computation (1 plus 2)       15,123,451     15,165,767
                                                ------------------------------
                                                ------------------------------

Earnings per share of common stock:

       Primary                                            $1.10          $1.00
                                                         ------         ------
                                                         ------         ------

       Assuming full dilution                             $1.08          $0.97
                                                         ------         ------
                                                         ------         ------


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





                                     CLARCOR INC.
                                     (Registrant)



   October 4, 1996                         By /s/ Bruce A. Klein
-----------------------                       ------------------------------
   (Date)                                     Bruce A. Klein, Vice President -
                                             Finance and Chief Financial Officer