Form 10-K405
period 1996-11-30
CLARCOR INC
filed 1997-02-19
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                           (MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996
                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ______________________________
COMMISSION FILE NUMBER 1-11024

                                  CLARCOR Inc.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                    36-0922490
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                       61125
----------------------------------------------------                       -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 815-962-8867

Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED
          -------------------             ---------------------
Common Stock, par value $1.00 per share  New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

                                     None
             ----------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value (based on the closing price of registrant's Common Stock on February 11, 1997 as reported on the New York Stock Exchange Composite Transactions) of the voting stock held by non-affiliates of the registrant as at February 11, 1997 is $358,600,277.

The number of outstanding shares of Common Stock, as of February 11, 1997 is 14,914,057 shares.

Certain portions of the registrant's 1996 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 18, 1997 for the Annual Meeting of Shareholders to be held on March 25, 1997 are incorporated by reference in Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     (a) General Development of Business

     CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

     The Company's fiscal year ends on the Saturday closest to November 30. For fiscal year 1996, the year ended on November 30, 1996 and for fiscal year 1995, the year ended on December 2, 1995. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

     (i) Certain Significant Developments.

     Acquisition of United Air Specialists, Inc. On September 23, 1996 the Company announced the signing of a definitive agreement to acquire United Air Specialists, Inc. ("UAS") located in Cincinnati, Ohio. The transaction, when completed, will be in the form of a merger of a wholly-owned subsidiary of CLARCOR into UAS with UAS surviving the merger and becoming a wholly-owned subsidiary of CLARCOR.

     UAS is engaged in the design, manufacture and sale of commercial and industrial air cleaners, electrostatic fluid contamination control equipment and high precision spraying equipment. For the fiscal year ended June 30, 1996, UAS had net sales of approximately $40.8 million and net earnings of approximately $1.5 million. For the first six months of fiscal 1997, its net sales were approximately $19.5 million and net earnings approximately $.4 million.

     The shareholders of UAS voted in favor of the transaction on February 14, 1997 and the transaction is expected to be closed on February 28, 1997.

     The transaction will be accounted for as a pooling of interests. No more than a total of 1,209,302 shares of CLARCOR's common stock will be issued in connection with such merger to the former holders of UAS common stock.

     Other. In December 1995, CLARCOR announced that a joint venture agreement had been signed with Weifang Power Machine Fittings Ltd. ("Weifang") located in China. The joint venture, called Baldwin-Weifang Filters Ltd., is 60% owned by CLARCOR and 40% owned by Weifang. The manufacture of heavy duty spin-on oil filters for trucks, construction equipment and agricultural equipment began in November 1996. Continued expansion of the joint venture is anticipated including a second production line for heavy duty filters which is expected to be in operation by the end of 1997.

     In February 1996, the acquisition was completed of Unifil (Pty.) Ltd., a South African manufacturer of air filtration products for heavy-duty transportation, construction and agricultural equipment and automobiles. Unifil was acquired by Baldwin-Unifil S.A., a South African partnership that is 70% owned by the Company's Baldwin Filters, Inc. subsidiary, and 30% owned by a three-member group from Unifil's management team.

     The Company's Airguard Industries subsidiary completed a new Technical Center located at its facility in Louisville, Kentucky. This new Technical Center is expected to result in the development of product enhancements and new products for the growing environmental and industrial filtration markets.

     The Board of Directors announced on March 29, 1996 the adoption of a new shareholder rights plan to replace an existing plan that expired on April 25, 1996. The new plan, as was the old plan, is designed to deter coercive takeover tactics and to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of CLARCOR.

     A 70,000 square foot addition to the Hasting Filters plant in Yankton, South Dakota was completed during 1996 which added the capacity needed for the complete manufacture of primary components for light duty filters. The plant expansion, new and refurbished equipment installed in 1996, and improved manufacturing processes implemented in 1996 are expected to significantly improve the operating results for Hastings Filters in fiscal 1997.

     In November 1996, the Company sold 50% of its 5% interest in G.U.D. Holdings Limited ("GUD") and recognized an after-tax gain on the sale of approximately $1,072,000 or $0.07 per share. The remaining 2.5% investment was sold subsequent to the end of the fiscal year and an after-tax gain will be recorded in the first quarter of fiscal 1997 of approximately $1,089,000 or $0.07 per share.

     (ii) Summary of Business Operations.

     During 1996, the Company conducted business in two principal industry segments: (1) Filtration Products and (2) Consumer Products.

     Filtration Products. Filtration Products include filters used primarily in the replacement market in the trucking, construction, industrial, agricultural equipment, diesel locomotive, automotive and environmental industries. The segment's engine and mobile products include filters for oil, air, fuel, coolants and hydraulic fluids for trucks, automobiles, construction and industrial equipment, locomotives, marine and agricultural equipment. The segment's industrial and environmental products include air and antimicrobial treated filters for commercial buildings, factories, residential buildings, paint spray booths, gas turbine systems, medical facilities, motor vehicle cabins, clean rooms, compressors and dust collector systems.

     Consumer Products. Consumer Products include a wide variety of custom styled containers and packaging items used primarily by the food, spice, drug, toiletries and chemical specialties industries. The segment's products include lithographed metal containers, flat sheet decorating, combination metal and plastic containers, plastic closures, collapsible metal tubes, composite containers and various specialties, such as spools for wire and cable, dispensers for razor blades and outer shells for dry cell batteries and film canisters.

     (b) Financial Information About Industry Segments

     Business segment information for the fiscal years 1994 through 1996 is included on page 35 of the Company's 1996 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of
Exhibit 13(a)(vi) to this 1996 Annual Report on Form 10-K ("1996 Form 10-K").

     (c) Narrative Description of the Business

FILTRATION PRODUCTS

     The Company's filtration products business is conducted by the CLARCOR Filtration Products segment which includes the following wholly-owned subsidiaries: Baldwin Filters, Inc.; Airguard Industries, Inc.; Clark Filter, Inc.; Hastings Filters, Inc.; Baldwin Filters N.V.; and Baldwin Filters Limited. In addition, the Company owns (i) 50% of Baldwin Filters (Aust.) Pty. Ltd., (ii) 90% of Filtros Baldwin de Mexico ("FIBAMEX"), (iii) 60% of Baldwin-Weifang Filters Ltd., and (iv) 70% of Baldwin-Unifil S.A.

     The companies market a line of over 18,000 oil, air, fuel, coolant and hydraulic fluid filters and industrial and environmental filters. The Company's filters are used in a wide variety of applications including engines, industrial equipment, environmentally controlled areas and in processes where effectiveness, reliability and durability are essential. Impure air or fluid impinge upon a paper, cotton, synthetic, chemical or membrane filter media which collects the impurities which are then disposed of when the filter is changed. Pleated filter media elements are held in specially treated paper or metal containers while cotton and synthetic filters use wound or compressed fibers with high absorption characteristics. The Company's filters are sold throughout the United States, Canada and worldwide, primarily in the replacement market for trucks, automobiles, locomotives, marine, construction, industrial and agricultural equipment and for air filtration systems for buildings. In addition, some filters are sold to the original equipment market.

     The segment distributes filtration products worldwide through each of its subsidiaries. The Baldwin Filters N.V. and Baldwin Filters Limited subsidiaries primarily serve the European markets. The Company's joint venture with GUD, Baldwin Filters (Aust.) Pty. Ltd., markets heavy duty liquid and air filters in Australia and New Zealand. FIBAMEX manufactures filters in Mexico with distribution in Mexico and Central and South America. Through the Company's fiscal 1996 investment in Baldwin-Weifang Filters Ltd., heavy duty filters are being manufactured in China for distribution in China and Southeast Asia. Additionally, through the Baldwin-Unifil S.A. acquisition, air filtration products are manufactured in South Africa with distribution throughout South Africa, Great Britain, Europe and the Middle East.

CONSUMER PRODUCTS

     The Company's consumer products business is conducted by the Consumer Products segment which includes the Company's wholly-owned subsidiary, J. L. Clark, Inc. ("J. L. Clark").

     In fiscal 1996 over 1,500 different types and sizes of containers and metal packaging specialties were manufactured for the Company's customers. Flat sheet decorating is provided by use of state-of-the-art lithography equipment. Metal, plastic and paper containers and plastic closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (tea, spices, dry bakery products, potato chips, pretzels, candy and other confections); beverages and juices; cosmetics and toiletries; drugs and pharmaceuticals; and chemical specialties (hand cleaners, soaps and special cleaning compounds). Metal packaging specialties include shells for dry batteries, film canisters, dispensers for razor blades, spools for insulated and fine wire, and custom decorated flat steel sheets.

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

CLASS OF PRODUCTS

     The percentage of the Company's sales volume contributed by each class of similar products within the Company's Consumer Products segment which contributed 10% or more of sales is as follows:

                                                             1996    1995    1994
                                                             ----    ----    ----
Containers...............................................     17%    18%     20%

No class of products within the Company's Filtration Products segment accounted for as much as 10% of the total sales of the Company.

RAW MATERIAL

     Steel, filter media, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins and aluminum slugs for tubes, roll paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 1996.

PATENTS

     Certain features of some of the Company's Filtration and Consumer Products are covered by domestic and, in some cases, foreign patents or patent applications. While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection.

CUSTOMERS

     The largest 10 customers of the Filtration Products segment accounted for 13.4% of the $259,617,000 of fiscal year 1996 sales of such segment.

     The largest 10 customers of the Consumer Products segment accounted for 48.7% of the $73,771,000 of fiscal year 1996 sales of such segment.

     No single customer accounted for 10% or more of the Company's consolidated 1996 sales.

BACKLOG

     At November 30, 1996, the Company had a backlog of firm orders for products amounting to approximately $33,900,000. The comparable backlog figure for 1995 was approximately $33,700,000. All of the orders on hand at November 30, 1996 are expected to be filled during fiscal 1997. The Company's backlog is not subject to significant seasonal fluctuations.

COMPETITION

     The Company encounters strong competition in the sale of all of its products.

     In the Filtration Products segment, the Company competes in a number of markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data. However, in the replacement market for heavy duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five measured by annual sales. In the replacement market for industrial and environmental filtration products, the Company believes that it is among the top five measured by annual sales. In addition, the Company believes that it is a leading manufacturer of liquid and air filters for diesel locomotives.

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

     During fiscal 1993, a new 25,000 square foot technical center in Kearney, Nebraska designed to enhance the Company's technology in the heavy duty filter industry became operational. During the fourth quarter of 1995, the Company added the Gas Turbine Systems Business Unit for the development of inlet air filtration systems. In 1996, a new technical center was completed in Louisville, Kentucky to develop new and redesigned environmental and industrial filtration products.

     In fiscal 1996, the Company employed 46 professional employees on a full-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $3,335,000 on such activities as compared with $3,013,000 for 1995 and $3,354,000 for 1994.

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

EMPLOYEES

     As of November 30, 1996, the Company had approximately 2,562 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information relating to export sales and the Company's operations in the United States and other countries is set forth on Page 35 of the Annual Report and is incorporated herein by reference and filed as Exhibit 13(a)(vi) to this 1996 Form 10-K. The Company is not aware of any unusual risks attendant to the conduct of its operations in other countries.

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

     Airguard Industries has four manufacturing locations. It leases 167,000 square feet in New Albany, Indiana on a 8.5 acre tract of land, 84,000 square feet in Corona, California and 44,500 square feet in Dallas, Texas. The Airguard High Efficiency Filter plant, located in Jeffersontown, Kentucky on a 7.5 acre tract of land, contains 100,000 square feet of manufacturing and office facilities.

     Airguard sales outlets with warehousing are located in Louisville, Kentucky; Cincinnati, Ohio; Toledo, Ohio; Nashville, Tennessee; Atlanta, Georgia; Columbus, Ohio; Birmingham, Alabama; Dallas, Texas; and Corona, California. During 1995 Airguard added distribution centers in Wallingford, Connecticut and New Albany, Indiana.

     The Company also manufactures filters in Lancaster, Pennsylvania at its Clark Filter plant. The building, constructed about 1968 on an 11.4 acre tract of land, contains 168,000 square feet of manufacturing and office space and is owned by the Company.

     Hastings Filters' manufacturing and distribution facilities are located in Yankton, South Dakota and Knoxville, Tennessee. The Yankton facility has approximately 100,000 square feet of floor space on a 21 acre tract and the Knoxville facility has approximately 168,000 square feet of floor space on a 22 acre tract. An addition of 70,000 square feet to the Yankton facility was completed in 1996. Both facilities are owned by the Company.

     The Company leases various facilities in other countries for the manufacture and distribution of filtration products.

     Consumer Products. The following is a description of the principal properties owned by the Company in conducting its Consumer Products business:

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

     Plastic packaging capabilities include printing and molding of irregular shaped plastic containers and customized plastic closures. J. L. Clark has the capability to mold and offset lithograph a one-piece irregular shaped semi-rigid plastic container with a living hinge cover. A growing area of specialty is custom-designed plastic closures for products which have tamper-evidence as well as convenience features. J. L. Clark's distinctive plastic closures include the combiTop(R) and the SST Series(TM) products.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                 AGE AT     YEAR ELECTED
NAME                                                            11/30/96     TO OFFICE
----                                                            --------    ------------
Lawrence E. Gloyd...........................................       64           1995
  Chairman of the Board and Chief Executive Officer. Mr.
Gloyd was elected President and Chief Operating Officer in
1986, President and Chief Executive Officer in 1988,
Chairman, President and Chief Executive Officer in 1991, and
Chairman of the Board and Chief Executive Officer in 1995.
Norman E. Johnson...........................................       48           1995
  President and Chief Operating Officer. Mr. Johnson has
been employed by the Company since 1990. He was elected
President-Baldwin Filters, Inc. in 1990, Vice
President-CLARCOR in 1992, Group Vice President-Filtration
Products Group in 1993, and President and Chief Operating
Officer in 1995.
Bruce A. Klein..............................................       49           1995
  Vice President-Finance and Chief Financial Officer. Mr.
Klein was employed by the Company and elected Vice
President-Finance and Chief Financial Officer on January 3,
1995.
David J. Anderson...........................................       58           1994
  Vice President-International/Corporate Development. Mr.
Anderson has been employed by the Company since 1990. He was elected Vice President Marketing & Business Development for
the CLARCOR Filtration Products subsidiary in 1991, Vice
President-Corporate Development in 1993 and Vice
President-International/Corporate Development in 1994.
David J. Lindsay............................................       41           1995
  Vice President-Administration and Chief Administrative
Officer. Mr. Lindsay has been employed by the Company in
various administrative positions since 1987. He was elected
Vice President-Group Services in 1991, Vice
President-Administration in 1994 and Vice President-
Administration and Chief Administrative Officer in 1995.
William F. Knese............................................       48           1991
  Vice President, Treasurer and Controller. Mr. Knese has
been employed by the Company since 1979. He was elected Vice
President, Treasurer and Controller in 1991.
Peter F. Nangle.............................................       35           1994
  Vice President-Information Services. Mr. Nangle has been
employed by the Company since 1993. He was elected Vice
President-Information Services in 1994.
Marcia S. Blaylock..........................................       40           1996
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

                                                                MARKET PRICE
                                                              ----------------
QUARTER ENDED                                                  HIGH      LOW     DIVIDENDS
-------------                                                  ----      ---     ---------
March 2, 1996...............................................  $22 3/4   $19      $.1600
June 1, 1996................................................   22 1/4    18 5/8   .1600
August 31, 1996.............................................   25 1/8    19       .1600
November 30, 1996...........................................   22 5/8    20 3/8   .1625
                                                                                 ------
Total Dividends.............................................                     $.6425
                                                                                 ======

                                                                MARKET PRICE
                                                              ----------------
QUARTER ENDED                                                  HIGH      LOW    DIVIDENDS
-------------                                                  ----      ---    ---------
March 4, 1995...............................................  $21 1/4  $18 1/8  $.1575
June 3, 1995................................................   21 5/8   19       .1575
September 2, 1995...........................................   23 3/4   21 1/2   .1575
December 2, 1995............................................   27       21 3/8   .1600
                                                                                ------
Total Dividends.............................................                    $.6325
                                                                                ======

     The approximate number of holders of record of Common Stock of the Company as at February 1, 1997 is 1,800. In addition, the Company believes that there are approximately 6,000 beneficial owners whose shares are held in street names.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required hereunder is set forth on pages 38 and 39 of the Annual Report under the caption "11-Year Financial Summary," is incorporated herein by reference and is filed as Exhibit 13a(ix) to this 1996 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required hereunder is set forth on pages 18 through 23 of the Annual Report under the caption "Financial Review," is incorporated herein by reference and is filed as Exhibit 13a(x) to this 1996 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes thereto and the report thereon of Coopers & Lybrand L.L.P, independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 24 through 36, inclusive, of the Annual Report, are incorporated herein by reference and are filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 1996 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required hereunder is set forth on pages 1 and 2 of the Company's Proxy Statement dated February 18, 1997 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 25, 1997 under the caption "Election of Directors -- Nominees for Election to the Board" and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

     The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended November 30, 1996:

     *Consolidated Balance Sheets at November 30, 1996 and 1995

     *Consolidated Statements of Earnings for the years ended November 30, 1996,
      1995 and 1994

     *Consolidated Statements of Shareholders' Equity for the years ended
      November 30, 1996, 1995 and 1994

     *Consolidated Statements of Cash Flows for the years ended November 30,
      1996, 1995 and 1994

     *Notes to Consolidated Financial Statements

     *Report of Independent Accountants

     *Management's Report on Responsibility for Financial Reporting
------------------------------
*Filed herewith as part of Exhibit 13(a) to this 1996 Form 10-K

     The following items are set forth herein on the pages indicated:

Report of Independent Accountants..........................................  F-1

Financial Statement Schedules:

     II. Valuation and Qualifying Accounts.................................  F-2

     Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.

     (b) The Company filed a Current Report on Form 8-K dated September 25, 1996 to report its signing of a definitive agreement to acquire United Air Specialists, Inc. On January 6, 1997 the Company filed a Current Report on Form 8-K to report its fourth quarter and fiscal year-end 1996 results.

     (c) Exhibits

 2.1 Agreement and Plan of Merger dated as of September 23, 1996, among CLARCOR Inc., CUAC Inc. and United Air Specialists,
         Inc. Incorporated by reference to Exhibit 2.1 to the Company's registration statement on Form S-4 (registration no. 333-19735) filed on January 14, 1997 (the "Registration
         Statement").

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

 3.2 The registrant's By-laws, as amended. Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

 3.3     Certificate of Designation of Series B Junior Participating
         Preferred Stock of CLARCOR as filed with the Secretary of State of the State of Delaware on April 2, 1996.
         Incorporated by reference to Exhibit 4.5 to the Registration
         Statement.

 4.1 Stockholder Rights Agreement dated as of March 28, 1996 between the registrant and the First Chicago Trust Company of New York. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed April 3, 1996.

 4.2 The instruments defining the rights of holders of long-term debt securities of CLARCOR and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
         CLARCOR hereby agrees to furnish copies of these instruments to the SEC upon request.

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

10.4(a)  Form of Employment Agreement with each of David J. Anderson,
         Marcia S. Blaylock, Bruce A. Klein and Peter F. Nangle.

10.5 The registrant's 1994 Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement dated February 24, 1994 for the Annual Meeting of Share-holders held on March 31, 1994.

11       Computation of Per Share Earnings.

13 (a) The following items incorporated by reference herein from the Company's 1996 Annual Report to Shareholders ("1996
         Annual Report"), are filed as Exhibits to this Annual Report
         Form 10-K:
    (i) Business segment information for the fiscal years 1994 through 1996 set forth on page 35 of the 1996 Annual
              Report (included in Exhibit 13(a)(vi) -- Note P of
              Notes to Consolidated Financial Statements);

   (ii)       Consolidated Balance Sheets of the Company and its
              Subsidiaries at November 30, 1996 and 1995 set forth on page 24 of the 1996 Annual Report;

  (iii) Consolidated Statements of Earnings of the Company and its Subsidiaries for the years ended November 30, 1996, 1995 and 1994 set forth on page 25 of the 1996 Annual
              Report;

   (iv)       Consolidated Statements of Shareholders' Equity for the
              Company and its Subsidiaries for the years ended
              November 30, 1996, 1995 and 1994 set forth on page 26 of the 1996 Annual Report;

    (v) Consolidated Statements of Cash Flows of the Company and its Subsidiaries for the years ended November 30, 1996, 1995 and 1994 set forth on page 27 of the 1996
              Annual Report;

   (vi) Notes to Consolidated Financial Statements set forth on pages 28 through 35 of the 1996 Annual Report;

  (vii) Report of Independent Accountants set forth on page 36 of the 1996 Annual Report;

 (viii)       Management's Report on Responsibility for Financial
              Reporting set forth on page 37 of the 1996 Annual
              Report;

   (ix)       Information under the caption "11-Year Financial
              Summary" set forth on pages 38 and 39 of the 1996
              Annual Report; and

    (x)       Management's Discussion and Analysis of Financial
              Condition and Results of Operation set forth under the
              caption "Financial Review" on pages 18 through 23 of
              the 1996 Annual Report.
21       Subsidiaries of the Registrant.

23       Consent of Independent Accountants.

27       Financial Data Schedule.

------------------------------
* Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1984, in which each Exhibit had the same number as herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 1997                   CLARCOR Inc.
                                          (Registrant)

                                          By:      /s/ LAWRENCE E. GLOYD

                                          --------------------------------------
                                                    Lawrence E. Gloyd
                                                  Chairman of the Board
                                                & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 19, 1997  By:               /s/ LAWRENCE E. GLOYD
                              ------------------------------------------------
                                             Lawrence E. Gloyd
                                          Chairman of the Board &
                                    Chief Executive Officer and Director

Date: February 19, 1997  By:                 /s/ BRUCE A. KLEIN
                              ------------------------------------------------
                                               Bruce A. Klein
                                        Vice President -- Finance &
                                          Chief Financial Officer

Date: February 19, 1997  By                 /s/ WILLIAM F. KNESE
                              ------------------------------------------------
                                              William F. Knese
                               Vice President, Treasurer, Controller & Chief
                                             Accounting Officer

Date: February 19, 1997  By                   /s/ J. MARC ADAM
                              ------------------------------------------------
                                                J. Marc Adam
                                                  Director

Date: February 19, 1997  By                 /s/ MILTON R. BROWN
                              ------------------------------------------------
                                              Milton R. Brown
                                                  Director

Date: February 19, 1997  By                 /s/ CARL J. DARGENE
                              ------------------------------------------------
                                              Carl J. Dargene
                                                  Director

Date: February 19, 1997  By              /s/ DUDLEY J. GODFREY, JR.
                              ------------------------------------------------
                                           Dudley J. Godfrey, Jr.
                                                  Director

Date: February 19, 1997  By                /s/ NORMAN E. JOHNSON
                              ------------------------------------------------
                                             Norman E. Johnson
                                                  Director

Date: February 19, 1997  By              /s/ STANTON K. SMITH, JR.
                              ------------------------------------------------
                                           Stanton K. Smith, Jr.
                                                  Director

Date: February 19, 1997  By                   /s/ DON A. WOLF
                              ------------------------------------------------
                                                Don A. Wolf
                                                  Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

     Our report on the consolidated financial statements of CLARCOR Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 36 of the 1996 Annual Report to Shareholders of CLARCOR Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 11 (index of exhibits) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Chicago, Illinois
January 3, 1997

                                  CLARCOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

              COLUMN A                   COLUMN B           COLUMN C             COLUMN D      COLUMN E
-------------------------------------   ----------   -----------------------    ----------    ----------
                                                            ADDITIONS
                                                     -----------------------
                                                        (1)          (2)
                                        BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                       END OF
             DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
-------------------------------------   ----------   ----------   ----------    ----------    ----------
1996:
Allowance for losses on accounts
  receivable.........................     $1,557        $629         $ --          $402(A)      $1,784
                                          ======        ====         ====          ====         ======
1995:
Allowance for losses on accounts
  receivable.........................     $1,580        $386         $ --          $409(A)      $1,557
                                          ======        ====         ====          ====         ======
1994:
Allowance for losses on accounts
  receivable.........................     $1,544        $474         $288(B)       $726(A)      $1,580
                                          ======        ====         ====          ====         ======

NOTES:

(A) Bad debts written off during year, net of recoveries.
(B) Due to acquisition addition in 1993 adjusted due to SFAS 109 adoption in 1994.