Form 10-Q
period 1997-03-01
CLARCOR INC
filed 1997-04-14
CIK 20740

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


                        for quarter ended March 1, 1997
                                    _______




                     REGISTRANT:  CLARCOR Inc.   (Delaware)
                                    _______

                                  FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 1, 1997                 Commission File Number 1-11024





                                 CLARCOR Inc.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            DELAWARE                                       36-0922490
-----------------------------------                 ------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)



  2323 Sixth Street, P.O. Box 7007, Rockford, Illinois             61125
--------------------------------------------------------       --------------
        (Address of principal executive offices)                 (Zip Code)



   Registrant's telephone number, including area code          815-962-8867
                                                             ----------------



                                   No Change
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __
                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                     15,995,798 common shares outstanding
                ----------------------------------------------

Part I - Item 1
---------------
                                 CLARCOR Inc.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                   ________


                                                                    Restated
                                                      March 1,     November 30,
                        ASSETS                          1997           1996
                                                   -------------  --------------
                                                    (unaudited)    (See Note 2)
Current assets:
  Cash and short-term cash investments             $    14,958    $     18,827
  Accounts receivable, less allowance for losses
      of $2,092 for 1997 and $2,007 for 1996            57,585          58,739
  Inventories:
       Raw materials                                    20,477          19,549
       Work in process                                  10,627          11,663
       Finished products                                29,130          25,675
                                                   -----------    ------------

          Total inventories                             60,234          56,887
                                                   -----------    ------------

  Prepaid expenses                                       1,301           2,391
  Other current assets                                   4,142           3,882
                                                   -----------    ------------

          Total current assets                         138,220         140,726
                                                   -----------    ------------

Plant assets, at cost                                  177,759         175,950
    less accumulated depreciation                      (93,182)        (91,425)
                                                   -----------    ------------
                                                        84,577          84,525
                                                   -----------    ------------

Marketable equity securities, at fair value                -             3,292
Excess of cost over fair value of assets acquired,
    less accumulated amortization                       15,470          15,503
Pension assets                                          12,932          12,453
Other noncurrent assets                                 11,644          10,520
                                                   -----------    ------------

                                                   $   262,843    $    267,019
                                                   ===========    ============


                        LIABILITIES

Current liabilities:
  Current portion of long-term debt                $     4,593    $      7,625
  Accounts payable                                      21,980          20,366
  Income taxes                                           4,760           3,984
  Accrued and other liabilities                         16,951          19,322
                                                   -----------    ------------

          Total current liabilities                     48,284          51,297
                                                   -----------    ------------

Long-term debt, less current portion                    43,530          43,449
Long-term pension liabilities                            6,542           6,607
Other long-term liabilities                              9,393          10,077
Minority Interest                                          927             908

Contingencies


                SHAREHOLDERS' EQUITY

Capital stock                                           15,996          15,956
Retained earnings                                      138,825         138,210
Other shareholders' equity                                (654)            515
                                                   -----------    ------------

                                                       154,167         154,681
                                                   -----------    ------------

                                                   $   262,843    $    267,019
                                                   ===========    ============


               See Notes to Consolidated Financial Statements.
                                 Page 2 of 12

                                 CLARCOR Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 (Dollars in thousands except per share data)
                                 (Unaudited)
                                   ________


                                                          Three Months Ended
                                                                      Restated
                                                        March 1,      March 2,
                                                          1997          1996
                                                       ----------   -----------
Net sales                                            $    86,958   $    81,014
Cost of sales                                             62,450        57,913
                                                       ----------   -----------

    Gross profit                                          24,508        23,101

Selling and administrative expenses                       17,166        16,167
Merger related expenses                                    2,972             -
                                                       ----------   -----------

    Operating profit                                       4,370         6,934
                                                       ----------   -----------

Other income (expense):
  Interest expense                                          (805)         (962)
  Interest income                                            288           233
  Gain on sale of investment in marketable securities      1,706             -
  Other, net                                                  89          (305)
                                                       ----------   -----------

                                                           1,278        (1,034)
                                                       ----------   -----------

    Earnings before income taxes and minority
      interests in earnings of subsidiaries                5,648         5,900

Provision for income taxes                                 2,610         2,131
                                                       ----------   -----------

    Earnings before minority interests in earnings of
      subsidiaries                                         3,038         3,769

Minority interests in earnings of subsidiaries               (21)          (17)
                                                       ----------   -----------

Net earnings                                         $     3,017   $     3,752
                                                       ==========   ===========


Net earnings per common share:                       $      0.19   $      0.24
                                                       ==========   ===========

Average number of common shares
  outstanding                                         15,973,537    15,912,669
                                                       ==========   ===========

Dividends paid per share                             $    0.1625   $    0.1600
                                                       ==========   ===========



               See Notes to Consolidated Financial Statements.

                                 CLARCOR Inc.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                   ________

                                                            Three Months Ended
                                                                       Restated
                                                            March 1,   March 2,
                                                              1997       1996
                                                           ---------------------
Cash flows from operating activities:
  Net earnings                                            $   3,017   $   3,752
  Depreciation and amortization                               2,885       2,488
  Gain on sale of investment in marketable securities        (1,706)          -
  Changes in assets and liabilities                          (3,427)     (8,509)
  Other, net                                                    (57)        (31)
                                                           ---------------------

      Net cash provided by (used in) operating activities       712      (2,300)
                                                           ---------------------

Cash flows from investing activities:
  Proceeds from sale of investment                            3,322           -
  Business acquisitions, net of cash acquired                     -      (1,318)
  Investment in affiliate                                         -        (111)
  Additions to plant assets                                  (2,989)     (4,890)
  Disposition of plant assets                                   175         148
                                                           ---------------------

      Net cash provided by (used in) investing activities       508      (6,171)
                                                           ---------------------

Cash flows from financing activities:
  Proceeds from long-term debt                                1,000       8,735
  Reduction of long-term debt                                (3,951)     (2,015)
  Purchase of treasury stock                                      -        (192)
  Cash dividends paid                                        (2,407)     (2,364)
  Other, net                                                    286          91
                                                           ---------------------

      Net cash provided by (used in) financing activities    (5,072)      4,255
                                                           ---------------------

Net effect of exchange rate changes on cash                     (17)         12
                                                           ---------------------

Net change in cash and short-term cash investments           (3,869)     (4,204)

Cash and short-term cash investments, beginning of period    18,827      19,791
                                                           ---------------------

Cash and short-term cash investments, end of period       $  14,958   $  15,587
                                                           =====================

Cash paid during the period for:

  Interest                                                $   1,404   $   1,083
                                                           =====================

  Income taxes                                            $   1,573   $   1,244
                                                           =====================




               See Notes to Consolidated Financial Statements.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1. BUSINESS COMBINATION AND MERGER RELATED COSTS
   ---------------------------------------------

   On February 28, 1997, the Company completed its acquisition of United Air Specialists, Inc. (UAS), a manufacturer of air quality equipment based in Cincinnati, Ohio. The Company issued 1,081,741 shares of its common stock in exchange for all the shares of UAS stock. Additional shares of its common stock (approximately 127,590 shares) will be issued upon exercise of UAS options. The transaction has been structured as a statutory merger
   accounted for as a pooling of interests.   As a result of the acquisition,
   UAS became a subsidiary of the Company.

   Under the requirements of the pooling of interests accounting treatment, the consolidated condensed financial statements for the periods presented have been restated (except for cash dividends declared per share, which represent the historical dividends declared by the Company) to include the results of operations, cash flows, and financial positions of UAS. UAS' fiscal year-end for all periods presented has been changed to the Saturday closest to November 30. Therefore, the Company's restated consolidated financial statements for fiscal 1996 include UAS for the period beginning December 1, 1995, and ending on November 30, 1996. Certain costs incurred by UAS in the prior periods have been reclassified to conform with the presentation of such data by the Company. UAS' net sales and net loss for the three months ended March 2, 1996 were $8.9 million and $.2 million, respectively.

   No intercompany transactions existed between the two companies during the periods presented. A one-time pre-tax charge of $3 million ($2.4 million net of tax) covering the costs of the merger includes legal and professional fees, non-compete agreements, and costs to integrate the businesses of the two companies.


2. CONSOLIDATED FINANCIAL STATEMENTS
   ---------------------------------

   The November 30, 1996 restated consolidated balance sheet data was derived from CLARCOR's year-end financial statements and UAS' unaudited November 30, 1996 balance sheet, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

   The consolidated balance sheet as of March 1, 1997, the consolidated statements of earnings and the consolidated statements of cash flows for the periods ended March 1, 1997, and March 2, 1996, have been prepared by the Company without audit and include the results of UAS for the identical three month period. The financial statements have been prepared on the same basis as those in the Company's November 30, 1996 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)  Continued
--------------------------------------------------------------------------------

2. CONSOLIDATED FINANCIAL STATEMENTS (Cont.)
   -----------------------------------------

   The results of operations for the period ended March 1, 1997 are not necessarily indicative of the operating results for the full year.


3. RECLASSIFICATION
   ----------------

   Certain amounts within the financial statements have been reclassified to conform to the current period presentation. The reclassification had no effect on retained earnings or net income as previously reported.

Part II - Item 2
----------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


On February 28, 1997, the merger of United Air Specialists, Inc. (UAS) into CLARCOR was completed. This transaction was accounted for as a pooling of interests, and as a result, CLARCOR's financial statements were restated for all periods presented to include the results of operations, cash flows and financial positions of UAS. The Company's restated consolidated financial statements for fiscal 1996 will include UAS for the period beginning December 1, 1995, and ending on November 30, 1996. The fiscal periods presented in this report are for the three months ended March 1, 1997, and March 2, 1996, for both CLARCOR and UAS.

RESULTS OF OPERATIONS: FIRST QUARTER OF 1997 COMPARED WITH FIRST QUARTER OF
1996.

CLARCOR's operations reported increased sales in the first quarter of 1997 compared to the 1996 quarter. Merger related costs of $2,972,000, pretax, reduced operating profit and net earnings for the first quarter of 1997; however, excluding the merger related costs, operating profit and net earnings both increased over the 1996 quarter. A gain from the sale of marketable securities of $1,706,000, before tax, was also recorded in the 1997 quarter.

Net sales of $86,958,000 increased 7.3% from $81,014,000 reported for the first quarter of 1996. Filtration Products segment sales increased 8.0% to $72,554,000 from $67,165,000 recorded in 1996. The strength of the segment's engine/mobile filtration units contributed to this increase and included a 14.5% increase from Baldwin Filters and a 7.9% increase from Clark Filter. In addition, sales of engine/mobile filtration products from the international units increased almost 30% in the quarter. Lower sales of Hastings Filters' light duty engine filters resulted primarily from eliminating low and negative margin business. The segment's industrial/environmental products units also recorded increases of 9.3% from Airguard Industries and 11.0% from UAS. The Consumer Products segment reported a 4.0% increase in sales for the 1997 quarter due to increased sales of plastics products which offset a small sales decline in the metals business.

Operating profit for first quarter 1997, before merger-related costs of $2,972,000, increased to $7,342,000, a 5.9% increase, from the $6,934,000 operating profit recorded in 1996. Operating profit after the merger-related costs in 1997 was $4,370,000. As a percent of net sales, operating profit before the merger-related costs in 1997 was 8.4% compared to 8.6% in 1996.

Both the Filtration and Consumer segments reported a 5.9% increase in operating profit before merger-related costs for 1997. The Filtration segment increase resulted from higher sales volume and continuing productivity improvements at each domestic and international operating unit offset by larger than expected operating losses at Hastings Filters. These losses were primarily related to start-up costs at the expanded Yankton, South Dakota plant and are expected to be reduced through additional productivity improvements, increased sales volume, and the reduction of costs in almost all areas. The increased operating profit for the Consumer Products segment resulted from a higher sales level of plastic packaging products which were produced in an expanded manufacturing facility which was completed during the first quarter of 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
          -----------------------------------------------------------



Net other income for the quarter included a $1,706,000 gain from the sale of most of the remaining shares held by the Company in G.U.D. Holdings Ltd. (GUD). In the fourth quarter of 1996, the Company recorded a similar gain from the sale of an approximately equal number of shares in GUD. The first quarter of 1997 also reflected reduced interest expense resulting from the lower level of debt, increased interest income and reduced currency translation losses compared to 1996.

Earnings before income taxes and minority interests in earnings of subsidiaries in the first quarter totaled $5,648,000, down from $5,900,000 in the comparable quarter last year. This decrease of $252,000 is the net of the increased operating profit before merger-related costs of $408,000, the gain from sale of GUD shares of $1,706,000, the reduced other expense of $606,000, offset by the merger-related costs of $2,972,000.

The provision for income taxes in 1997 was $2,610,000. Certain of the merger-related charges are not fully deductible for tax purposes which created an unusually high effective tax rate of 46% of pretax earnings. The effective rate for the first quarter of 1996 was 36%. The effective tax rate for the remaining three quarters of 1997 is expected to be comparable to the rate of approximately 37% for fiscal 1996.

Net earnings in the first quarter of the current year were $3,017,000 and reflect the impact of the merger-related costs and the gain from sale of the GUD shares. Without these two unusual items, net earnings would have been approximately $4,300,000 or $.27 per share compared to the 1996 first quarter net earnings of $3,752,000, or $.24 per share.

Average shares outstanding were 15,973,537 at the end of the first quarter of 1997 and include the additional shares issued in connection with the merger of UAS.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased $3,012,000 primarily from reduced investment in working capital compared to the first quarter of 1996. Cash flows from investing activities increased in the first quarter of 1997 due to the proceeds of $3,322,000 received from the sale of the GUD shares. Cash used in investing activities was lower in first quarter 1997 as a result of a lower level of expenditures for plant assets and investments in acquisitions. Cash flows used by financing activities in 1997 included payments on long-term debt of $3,951,000 compared to $2,015,000 in 1996. The additional borrowing of $1,000,000 in first quarter 1997 relates to UAS' additional use of a line of credit prior to the merger. Additional borrowings in 1996 included $8,410,000 of industrial revenue bonds used to finance the Hastings Filters plant expansion.

CLARCOR's current operations continue to generate adequate cash to fund operating needs, pay dividends, and provide for the repayment of the Company's long-term debt. Sufficient lines of credit remain available to fund current operating needs. The Company's level of capital expenditures is expected to be lower in 1997 than in 1996. Subsequent to the end of the first quarter of 1997, the Company paid off the remaining principal balance on a 9.7% loan originally borrowed in 1989 and also paid off the high cost debt assumed in the UAS merger.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
          -----------------------------------------------------------


The Company's financial position at the end of the first quarter was not significantly different from fiscal year-end 1996. Cash and short-term investments totaled $14,958,000 at the end of the quarter, a reduction of $3,869,000 from year-end. Inventories increased $3,347,000 from year-end due to expected customer shipment requirements for the second and third quarters. The current ratio at the end of the first quarter was 2.9:1 compared to 2.7:1 at the end of fiscal 1996. The current year ratio of long-term debt to total capitalization was 22.0% which approximated the level at year-end.

At March 1, 1997, CLARCOR had 15,995,798 shares of common stock outstanding that included 1,081,741 shares issued related to the UAS merger.

OUTLOOK

The operating results for the first quarter of 1997 included improved results from each operating unit except for Hastings Filters. Excluding Hastings, the Filtration Products segment recorded double-digit percentage increases in sales and operating profit in the first quarter of 1997. The Company expects that the Filtration segment, except for Hastings, will continue to have a superior year. Throughout the remainder of 1997, the results from Hastings are expected to improve, and by year-end 1997 the Hastings operation is expected to be profitable. The Consumer Products segment's order backlog is good and this segment is expected to show a strong single-digit increase in sales and operating profit in 1997. Excluding the first quarter's unusual items, the Company believes that 1997 will be another record year of sales and net earnings for CLARCOR.

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

Due to the foregoing items, it is possible that, in some future quarters, the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of the CLARCOR common stock could be materially adversely affected.

Part II - Other Information
---------------------------



Item 4  - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the annual meeting of shareholders of CLARCOR Inc. held on March 25, 1997, all of management's nominees for directors, as listed in the proxy statement dated February 18, 1997, were elected. The Company had 14,914,057 shares of common stock outstanding as of the close of business on the February 11, 1997 record date. The holders of 13,007,771 shares of common stock were present at the meeting, in person or by proxy.

          The two nominees elected received votes as  follows:


                                           For                     Withheld
                                           ---                     --------
          J. Marc Adam                 12,904,839                   102,932
          Stanton K. Smith, Jr.        12,904,609                   103,162


Item 6a - Exhibit (11), Computations of Per Share Earnings are presented on page 11.
Item 6b - On January 6, 1997, the Company filed a Form 8-K to report the fourth quarter press release. On February 28, 1997, the Company filed a Form 8-K to report the consummation of the acquisition of United Air Specialists and to update the pro forma financial information for the year ended November 30, 1996.

                                  SIGNATURE
                                  ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CLARCOR INC.
                                 (Registrant)




        April 11, 1997           By            /s/ Bruce A. Klein
   ------------------------      ---------------------------------------------
           (Date)                  Bruce A. Klein, Vice President - Finance
                                         and Chief Financial Officer