Form 10-Q
period 1997-05-31
CLARCOR INC
filed 1997-07-10
CIK 20740

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


                        for quarter ended May 31, 1997
                                   _______




                    REGISTRANT:  CLARCOR Inc.   (Delaware)
                                   _______

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended May 31, 1997                    Commission File Number 1-11024


                                 CLARCOR Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                             36-0922490
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

2323 Sixth Street, P.O. Box 7007, Rockford, Illinois               61125
----------------------------------------------------         -----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              815-962-8867
                                                             -----------------

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


                     16,127,812 common shares outstanding
            ------------------------------------------------------

Part I - Item 1
---------------
                                 CLARCOR Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                   ________

                                                                                                                Restated
                                                                                               May 31,        November 30,
                          ASSETS                                                                 1997             1996
                                                                                             -----------      ------------
                                                                                             (unaudited)      (See Note 2)
Current assets:
   Cash and short-term cash investments                                                      $   9,289        $  18,827
   Accounts receivable, less allowance for losses
       of $2,347 for 1997 and $2,007 for 1996                                                   59,828           58,739
   Inventories:
       Raw materials                                                                            19,352           19,549
       Work in process                                                                          11,154           11,663
       Finished products                                                                        31,031           25,675
                                                                                             ---------        ---------
         Total inventories                                                                      61,537           56,887
                                                                                             ---------        ---------
   Prepaid expenses                                                                              1,524            2,391
   Other current assets                                                                          4,012            3,882
                                                                                             ---------        ---------
              Total current assets                                                             136,190          140,726
                                                                                             ---------        ---------
Plant assets, at cost                                                                          180,157          175,950
       less accumulated depreciation                                                           (96,017)         (91,425)
                                                                                             ---------        ---------
                                                                                                84,140           84,525
                                                                                             ---------        ---------

Marketable equity securities, at fair value                                                          -            3,292
Excess of cost over fair value of assets acquired,
       less accumulated amortization                                                            15,678           15,503
Pension assets                                                                                  13,410           12,453
Other noncurrent assets                                                                         10,563           10,520
                                                                                             ---------        ---------

                                                                                             $ 259,981        $ 267,019
                                                                                             =========        =========
                       LIABILITIES

Current liabilities:
   Current portion of long-term debt                                                         $   1,206        $   7,625
   Accounts payable                                                                             21,214           20,366
   Income taxes                                                                                  3,608            3,984
   Accrued and other liabilities                                                                19,242           19,322
                                                                                             ---------        ---------

              Total current liabilities                                                         45,270           51,297
                                                                                             ---------        ---------
Long-term debt, less current portion                                                            38,023           43,449
Long-term pension liabilities                                                                    7,017            6,607
Other long-term liabilities                                                                      9,079           10,077
Minority Interest                                                                                  981              908

Contingencies

                  SHAREHOLDERS' EQUITY

Capital stock                                                                                   16,128           15,956
Retained earnings                                                                              143,275          138,210
Other shareholders' equity                                                                         208              515
                                                                                             ---------        ---------
                                                                                               159,611          154,681
                                                                                             ---------        ---------
                                                                                             $ 259,981        $ 267,019
                                                                                             =========        =========

           See Notes to Consolidated Condensed Financial Statements
                                 Page 2 of 14

                                 CLARCOR Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 (Dollars in thousands except per share data)
                                 (Unaudited)
                                  _________

                                                            Three Months Ended               Six Months Ended
                                                       ---------------------------     ---------------------------
                                                                        Restated                        Restated
                                                          May 31,        June 1,          May 31,        June 1,
                                                           1997           1996             1997           1996
                                                       -----------     -----------     -----------     -----------
Net sales                                              $    96,684     $    91,540     $   183,642     $   172,554
Cost of sales                                               66,818          64,153         129,268         122,066
                                                       -----------     -----------     -----------     -----------

     Gross profit                                           29,866          27,387          54,374          50,488

Selling and administrative expenses                         17,995          16,625          35,161          32,792
Merger related expenses                                          -               -           2,972               -
                                                       -----------     -----------     -----------     -----------

     Operating profit                                       11,871          10,762          16,241          17,696
                                                       -----------     -----------     -----------     -----------
Other income (expense):
  Interest expense                                            (635)         (1,008)         (1,440)         (1,970)
  Interest income                                              171             241             459             474
  Gain on sale of investment in marketable securities            -               -           1,706               -
  Other, net                                                  (143)             59             (54)           (246)
                                                       -----------     -----------     -----------     -----------

                                                              (607)           (708)            671          (1,742)
                                                       -----------     -----------     -----------     -----------
     Earnings before income taxes and minority
       interests in earnings of subsidiaries                11,264          10,054          16,912          15,954

Provision for income taxes                                   4,176           3,738           6,786           5,869
                                                       -----------     -----------     -----------     -----------

     Earnings before minority interests in earnings of
       subsidiaries                                          7,088           6,316          10,126          10,085

Minority interests in earnings of subsidiaries                 (40)            (39)            (61)            (56)
                                                       -----------     -----------     -----------     -----------

Net earnings                                           $     7,048     $     6,277     $    10,065     $    10,029
                                                       ===========     ===========     ===========     ===========

Net earnings per common share                          $      0.44     $      0.39     $      0.63     $      0.63
                                                       ===========     ===========     ===========     ===========

Average number of common shares outstanding             16,077,336      15,932,284      16,031,422      15,923,915
                                                       ===========     ===========     ===========     ===========

Dividends paid per share                               $    0.1625     $    0.1600     $    0.3250     $    0.3200
                                                       ===========     ===========     ===========     ===========




           See Notes to Consolidated Condensed Financial Statements
                                 Page 3 of 14

                                 CLARCOR Inc.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                   ________

                                                                                     Six Months Ended
                                                                              -----------------------------
                                                                                                   Restated
                                                                                May 31,             June 1,
                                                                                 1997                1996
                                                                              ---------            ---------
Cash flows from operating activities:
   Net earnings                                                               $  10,065            $  10,029
   Depreciation and amortization                                                  5,911                5,203
   Gain on sale of investment in marketable securities                           (1,706)                 -
   Changes in assets and liabilities                                             (5,239)             (11,981)
   Other, net                                                                      (192)                (143)
                                                                              ---------            ---------

              Net cash provided by operating activities                           8,839                3,108
                                                                              ---------            ---------
Cash flows from investing activities:
   Proceeds from sale of investment                                               3,322                  -
   Business acquisitions, net of cash acquired                                     (846)              (1,358)
   Investment in affiliate                                                          (38)                (119)
   Additions to plant assets                                                     (5,377)              (9,878)
   Disposition of plant assets                                                      302                1,819
                                                                              ---------            ---------

              Net cash used in investing activities                              (2,637)              (9,536)
                                                                              ---------            ---------
Cash flows from financing activities:
   Proceeds from long-term debt                                                   1,000                9,517
   Reduction of long-term debt                                                  (12,845)              (5,025)
   Purchase of treasury stock                                                     -                     (430)
   Cash dividends paid                                                           (5,005)              (4,732)
   Other, net                                                                     1,211                  426
                                                                              ---------            ---------

              Net cash used in financing activities                             (15,639)                (244)
                                                                              ---------            ---------

Net effect of exchange rate changes on cash                                        (101)                (127)
                                                                              ---------            ---------

Net change in cash and short-term cash investments                               (9,538)              (6,799)

Cash and short-term cash investments,
   beginning of period                                                           18,827               19,791
                                                                              ---------            ---------
Cash and short-term cash investments,
   end of period                                                              $   9,289            $  12,992
                                                                              =========            =========

Cash paid during the period for:
   Interest                                                                   $   1,567            $   1,714
                                                                              =========            =========
   Income taxes                                                               $   6,622            $   5,554
                                                                              =========            =========

           See Notes to Consolidated Condensed Financial Statements
                                 Page 4 of 14

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

   Under the requirements of the pooling of interests accounting treatment, the consolidated condensed financial statements for the periods presented have been restated (except for cash dividends declared per share, which represent the historical dividends declared by the Company) to include the results of operations, cash flows, and financial positions of UAS. UAS' fiscal year-end for all periods presented has been changed to the Saturday closest to November 30. Therefore, the Company's restated consolidated financial statements for fiscal 1996 include UAS for the period beginning December 1, 1995, and ending on November 30, 1996. Certain prior period amounts for UAS have been reclassified to conform with the presentation of such data by the Company. UAS' net sales and net earnings for the six months and quarter ended June 1, 1996 were $18.9 million and $.3 million, and $10.0 million and $.5 million, respectively.

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

   The consolidated balance sheet as of May 31, 1997, the consolidated statements of earnings and the consolidated statements of cash flows for the periods ended May 31, 1997, and June 1, 1996, have been prepared by the Company without audit and include the results of UAS for the identical three and six month periods, as applicable. The financial statements have been prepared on the same basis as those in the Company's November 30, 1996 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)  Continued
--------------------------------------------------------------------------------

2. CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

   The results of operations for the period ended May 31, 1997 are not necessarily indicative of the operating results for the full year.


3. RECLASSIFICATION

   Certain amounts within the financial statements have been reclassified to conform to the current period presentation. The reclassification had no effect on retained earnings or net income as previously reported.


4. SEGMENT DATA

   The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Consumer Products. The segment data for the three-month and six-month periods ended May 31, 1997 and June 1, 1996, respectively, are shown below. Net sales represent sales to unaffiliated customers, as reported in the consolidated condensed statements of earnings. Intersegment sales were not material. The information below has been restated to reflect the current segment groupings.


                                                                      1997
                                               ------------------------------------------------
                                                        Quarter Ended
                                               ----------------------------              Six
      (Dollars in Thousands)                     March 1             May 31             Months
                                               ------------------------------------------------
NET SALES BY SEGMENT:
Engine/Mobile Filtration                         $ 46,353           $53,526           $ 99,879
Industrial/Environmental Filtration                26,201            25,778             51,979
Consumer Products                                  14,404            17,380             31,784
                                               ------------------------------------------------
                                                 $ 86,958           $96,684           $183,642
                                               ================================================
OPERATING PROFIT BY SEGMENT:
Engine/Mobile Filtration                         $  6,282           $ 9,065           $ 15,347
Industrial/Environmental Filtration                   214               772                986
Consumer Products                                     846             2,034              2,880
                                               ------------------------------------------------
                                                 $  7,342           $11,871           $ 19,213
Merger related expenses                            (2,972)                -             (2,972)
                                               ------------------------------------------------
                                                 $  4,370           $11,871           $ 16,241
                                               ================================================

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)  Continued
--------------------------------------------------------------------------------

4.    SEGMENT DATA (Cont.)

                                                              1996 Restated
                                             -----------------------------------------
                                                   Quarter Ended
                                             ------------------------
                                                                                 Six
      (Dollars in Thousands)                 March 2          June 1            Months
                                             -----------------------------------------
NET SALES BY SEGMENT:
Engine/Mobile Filtration                     $43,332         $50,750          $ 94,082
Industrial/Environmental Filtration           23,832          25,234            49,066
Consumer Products                             13,850          15,556            29,406
                                             -----------------------------------------
                                             $81,014         $91,540          $172,554
                                             =========================================
OPERATING PROFIT BY SEGMENT:
Engine/Mobile Filtration                     $ 6,281         $ 8,075          $ 14,356
Industrial/Environmental Filtration             (126)          1,375             1,249
Consumer Products                                779           1,312             2,091
                                             -----------------------------------------
                                             $ 6,934         $10,762          $ 17,696
                                             =========================================

Part II - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On February 28, 1997, the merger of United Air Specialists, Inc. (UAS) into CLARCOR was completed. This transaction was accounted for as a pooling of interests, and as a result, CLARCOR's financial statements were restated for all periods presented to include the results of operations, cash flows and
financial positions of UAS.   The Company's restated consolidated financial
statements for fiscal 1996 will include UAS for the period beginning December 1, 1995, and ending on November 30, 1996. The fiscal periods presented in this report are for the three months and six months ended May 31, 1997, and June 1, 1996, for both CLARCOR and UAS.

RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER OF 1996.

CLARCOR's growth in sales, operating profit and earnings in the second quarter of 1997 over the 1996 quarter resulted from strong performance by the Company's Engine/Mobile Filtration and Consumer Products segments.

Net sales increased 5.6% over the 1996 quarter as a result of increased volume from each of the Company's segments. Increased sales by the Engine/Mobile Filtration segment resulted from higher volume at both the Baldwin Filter and Clark Filter units offset by reduced sales from the Hastings product line. The decrease in sales for the Hastings product line resulted from the planned elimination of low margin automotive filtration products. The Industrial/Environmental Filtration segment reported a sales increase of 2.2% for the quarter. This increase resulted from a higher volume of shipments from the Airguard operation offset by lower sales from UAS in the 1997 quarter due to the timing of customer shipments. The Company's Consumer Products segment recorded an 11.7% increase in sales for the quarter due to higher sales volume of plastic closures and metal promotional products.

Operating profit in the second quarter increased 10.3% in 1997 over 1996 results. This greater increase in profit, compared to the sales increase of 5.6%, resulted from increased production volumes and the Company's continued emphasis on increasing productivity and reducing costs. Operating margin increased to 12.3% compared to 11.8% in the 1996 quarter.

The increased operating profit for the Engine/Mobile segment resulted from a combined sales increase of over 10% for Baldwin and Clark Filter. The continued integration of the Hastings Filters product line with Baldwin Filters resulted in a reduced loss for Hastings Filters for the second quarter compared to the first quarter of 1997. The Industrial/Environmental Filtration segment reported lower operating profit in the 1997 quarter than in the 1996 quarter. An increase of more than 60% in Airguard's operating profit was offset by a much lower level of profit from UAS for the quarter. UAS' reduced profit was due to the delay and mix of customer shipments, an unusually high level of profit in the second quarter of 1996, and a higher level of distribution and marketing costs in 1997. The Consumer Products segment recorded substantially higher operating profit in the 1997 quarter as a result of higher production and sales levels than in 1996 for both the metal and plastic operations.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Other expense for the quarter was lower than the 1996 quarter due to a lower level of interest expense on the reduced level of debt.

Provision for income taxes for the quarter of $4,176,000 represented an effective rate of 37.1% of pretax earnings, which compares to an effective rate of 37.2% in 1996.

Net earnings of $7,048,000 for the 1997 quarter were 12.3% higher than the $6,277,000 reported in 1996 due to the strong operating performance for the 1997 quarter. Earnings per share increased to $.44 from $.39 in 1996, a 12.8% increase.

SIX MONTHS 1997 COMPARED TO SIX MONTHS OF 1996

Net sales of $183,642,000 for the 1997 six-month period increased 6.4% over the 1996 six-month period. Each of the Company's segments reported increased sales for the period. Higher sales volume was recorded for Baldwin's and Clark Filter's engine/mobile filtration products, Airguard's and UAS' industrial and environmental filtration products, and J.L. Clark's plastic and metal packaging products. Lower sales volume in 1997 for the Hastings' light duty engine/mobile filter line was due to the planned elimination of lower margin products.

Operating profit of $16,241,000 for six months 1997 compares to $17,696,000 in 1996. The 1997 amount includes the effect of the UAS merger related expenses of $2,972,000 that were recorded in the first quarter. Excluding the impact of the merger related expenses, operating profit for the Company increased 8.6% for the six-month period compared to 1996. The increased profit for the six months resulted from increased sales of 6.4%, reduced manufacturing costs, and improved plant efficiencies.

Other income totaled $671,000 for the 1997 six-month period and compares to a total of other expense of $1,742,000 for the 1996 period. The change from 1996 is related to the $1,706,000 gain on sale of marketable securities recorded in the first quarter of 1997 and reduced interest expense due to the lower level of debt in 1997.

The provision for income taxes of $6,786,000, which resulted in an effective rate of 40.1%, is higher than last year's amount due to a higher level of earnings in 1997 and because certain of the merger related charges recorded in the first quarter of 1997 are not fully deductible for tax purposes.

Net earnings were $10,065,000 for the 1997 six-month period and reflect two unusual items recorded in the first quarter of 1997, a gain on the sale of marketable securities and the UAS merger related charges. Without the impact of the unusual items recorded in the first quarter of 1997, net earnings would have been approximately $11,300,000 or $.71 per share. Net earnings for the first six months of 1996 were $10,029,000, or $.63 per share.

Average shares outstanding were 16,031,422 at the end of the 1997 six-month period and compared to 15,923,915 for the 1996 period. The amounts include the additional shares issued in connection with the merger of UAS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased $5,731,000 primarily from reduced investment in working capital compared to the first six months of 1996. Cash flows used in investing activities were lower for the first six months of 1997 compared to 1996 due to the proceeds of $3,322,000 received in first quarter 1997 from the sale of marketable securities. In addition, plant asset additions of $5,377,000 for six months 1997 were $4,501,000 lower than in 1996. Cash flows used in financing activities in 1997 included payments on long-term debt of $12,845,000 compared to $5,025,000 in 1996. The 1997 payments include final payments on the 9.7% term note and on certain high cost debt assumed in the UAS merger. During the first quarter of 1997 and prior to the merger, UAS used an additional $1,000,000 on a line of credit. Additional borrowings in 1996 included $8,410,000 of industrial revenue bonds used to finance the Hastings Filters plant expansion.

CLARCOR's current operations continue to generate adequate cash to fund operating needs, pay dividends, and provide for the repayment of the Company's long-term debt. Sufficient lines of credit remain available to fund current
operating needs.   The Company's level of capital expenditures is expected to be lower in 1997 than in 1996.

The Company's financial position at May 31, 1997, continued to be solid and sufficiently liquid to support current operations. Cash and short-term cash investments totaled $9,289,000 at the end of the quarter, a reduction of $9,538,000 from year-end 1996. Inventories increased $4,650,000 from year-end due to expected customer shipment requirements for the third and fourth
quarters.   The current ratio at the end of the quarter was 3.0:1 compared to
2.7:1 at the end of fiscal 1996. The current year ratio of long-term debt to total capitalization was 19.2% which was lower than the level of 21.9% at year-end as a result of the debt repayments made in 1997.

At May 31, 1997, CLARCOR had 16,127,812 shares of common stock outstanding that included 1,081,741 shares issued for the UAS merger. The increase in shares outstanding from the prior year is primarily due to additional shares issued upon exercise of stock options.



OUTLOOK

On the strength of the operating results from each of the businesses in the second quarter, the Company is expecting each segment to report solid fiscal year results. The order volume for the Engine/Mobile Filtration segment continues to outpace the market and that trend is expected to continue through the third and fourth quarters of 1997. Additionally, the continued integration of the Hastings Filters line with Baldwin Filters remains a high priority and the improvement reflected in Hastings' second quarter results is expected to continue. During the second quarter, Airguard received its largest order for a
gas turbine intake filtration system for $2.8 million.   Order bookings were at
record levels for UAS at the end of the quarter and, as a result, increased
sales and profits are expected for UAS for the balance of the year.   The
Consumer Products segment's sales are expected to be approximately equal with the second half of 1996;

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
however, operating profit is expected to be improved over the 1996 level due to continued plant efficiencies and a better product sales mix.


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

Part II - Other Information

Item 6a   -  Exhibit (11), Computations of Per Share Earnings
             are presented on page 13.

Item 6b   -  On June 2, 1997, the Company filed a Form 8-K to
             report the quarterly income statement data and segment data as restated for the year ended November 30, 1996 to include the results of United Air Specialists' operations. The Form 8-K was amended on July 7, 1997 to correct the presentation of the first quarter 1997's segment data.

                                 CLARCOR Inc.
               EXHIBIT (11) - COMPUTATIONS OF PER SHARE EARNINGS
                               _______________

                                                                  Six Months Ended
                                                         ------------------------------------
                                                                                  Restated
                                                           May 31,                 June 1,
AVERAGE SHARES OUTSTANDING                                  1997                    1996
                                                         ------------------------------------
1. Average number of shares outstanding                   16,031,422               15,923,915

2. Net additional shares resulting from
   assumed exercise of stock options*                        356,046                  380,446
                                                         -----------              -----------
3. Adjusted average shares outstanding
   for fully diluted computation (1 plus 2)               16,387,468               16,304,361
                                                         ===========              ===========

Earnings per share of common stock:

   Primary                                               $      0.63              $      0.63
                                                         ===========              ===========
   Assuming full dilution                                $      0.61              $      0.62
                                                         ===========              ===========

* Assumes proceeds from exercise of stock options used to purchase treasury shares at the greater of the quarter-end or the average market price during the period.


           See Notes to Consolidated Condensed Financial Statements

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  CLARCOR Inc.
                                  (Registrant)




July 10, 1997                       By  /s/ Bruce A. Klein
---------------                        --------------------------------
   (Date)                              Bruce A. Klein, Vice President - Finance
                                             and Chief Financial Officer