Form 10-Q
period 1997-08-30
CLARCOR INC
filed 1997-10-10
CIK 20740

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


                       for quarter ended August 30, 1997
                                    _______




                     REGISTRANT:  CLARCOR Inc.   (Delaware)
                                    _______

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended August 30, 1997                 Commission File Number 1-11024





                                CLARCOR Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                              36-0922490
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                     61125
----------------------------------------------------                  ----------
    (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code                  815-962-8867
                                                                    ------------
                                  No Change
 --------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.



                    16,154,082 common shares outstanding
                    ------------------------------------

Part I - Item 1
                                  CLARCOR Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                           Restated
                                                         August 30,       November 30,
ASSETS                                                      1997             1996
                                                        ------------     -------------
                                                         (unaudited)      (See Note 2)
Current assets:
  Cash and short-term cash investments                    $   18,228       $   18,827
  Accounts receivable, less allowance for losses
    of $2,330 for 1997 and $2,007 for 1996                    62,346           58,739
  Inventories:
      Raw materials                                           18,689           19,549
      Work in process                                          8,715           11,663
      Finished products                                       32,945           25,675
                                                          ----------       ----------
         Total inventories                                    60,349           56,887
                                                          ----------       ----------

  Prepaid expenses                                             1,642            2,391
  Other current assets                                         3,662            3,882
                                                          ----------       ----------

      Total current assets                                   146,227          140,726
                                                          ----------       ----------

Plant assets, at cost                                        181,733          175,950
   less accumulated depreciation                             (98,840)         (91,425)
                                                          ----------       ----------
                                                              82,893           84,525
                                                          ----------       ----------

Marketable equity securities, at fair value                      -              3,292
Excess of cost over fair value of assets acquired,
   less accumulated amortization                              15,474           15,503
Pension assets                                                13,949           12,453
Other noncurrent assets                                       11,246           10,520
                                                          ----------       ----------

                                                          $  269,789       $  267,019
                                                          ==========       ==========

LIABILITIES

Current liabilities:
  Current portion of long-term debt                       $    1,152       $    7,625
  Accounts payable                                            21,199           20,366
  Income taxes                                                 4,536            3,984
  Accrued and other liabilities                               22,451           19,322
                                                          ----------       ----------

      Total current liabilities                               49,338           51,297
                                                          ----------       ----------

Long-term debt, less current portion                          37,770           43,449
Long-term pension liabilities                                  7,620            6,607
Other long-term liabilities                                    9,029           10,077
Minority interest                                                981              908

Contingencies

SHAREHOLDERS' EQUITY

Capital stock                                                 16,154           15,956
Retained earnings                                            148,749          138,210
Other shareholders' equity                                       148              515
                                                          ----------       ----------
                                                             165,051          154,681
                                                          ----------       ----------

                                                          $  269,789       $  267,019
                                                          ==========       ==========

           See Notes to Consolidated Condensed Financial Statements
                                 Page 2 of 13

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                  (Unaudited)


                                                                 Three Months Ended                  Nine Months Ended
                                                            ------------------------------      ------------------------------
                                                                                Restated                            Restated
                                                               August 30,      August 31,          August 30,      August 31,
                                                                 1997            1996                1997            1996
                                                            --------------  --------------      --------------  --------------
Net sales                                                   $      104,636  $       99,134      $      288,278  $      271,688
Cost of sales                                                       72,525          70,590             201,793         192,656
                                                            --------------  --------------      --------------  --------------

      Gross profit                                                  32,111          28,544              86,485          79,032

Selling and administrative expenses                                 18,576          16,957              53,737          49,749
Merger related expenses                                                  -               -               2,972               -
                                                            --------------  --------------      --------------  --------------

      Operating profit                                              13,535          11,587              29,776          29,283
                                                            --------------  --------------      --------------  --------------
Other income (expense):
     Interest expense                                                 (623)           (847)             (2,063)         (2,817)
     Interest income                                                   247             169                 706             643
     Gain on sale of investment in marketable securities                 -               -               1,706               -
     Other, net                                                       (189)            111                (243)           (135)
                                                            --------------  --------------      --------------  --------------

                                                                      (565)           (567)                106          (2,309)
                                                            --------------  --------------      --------------  --------------

      Earnings before income taxes and minority
         interests in earnings of subsidiaries                      12,970          11,020              29,882          26,974

Provision for income taxes                                           4,848           4,024              11,634           9,893
                                                            --------------  --------------      --------------  --------------

      Earnings before minority interests in earnings of
         subsidiaries                                                8,122           6,996              18,248          17,081

Minority interests in earnings of subsidiaries                         (37)            (53)                (98)           (109)
                                                            --------------  --------------      --------------  --------------

Net earnings                                                $        8,085  $        6,943      $       18,150  $       16,972
                                                            ==============  ==============      ==============  ==============

Net earnings per common share                               $         0.50  $         0.44      $         1.13  $         1.07
                                                            ==============  ==============      ==============  ==============


Average number of common shares outstanding                     16,144,350      15,951,516          16,066,954      15,933,470
                                                            ==============  ==============      ==============  ==============

Dividends paid per share                                    $       0.1625  $       0.1600      $       0.4875  $       0.4800
                                                            ==============  ==============      ==============  ==============


           See Notes to Consolidated Condensed Financial Statements
                                 Page 3 of 13

                                 CLARCOR Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)
                                   ________




                                                                             Nine Months Ended
                                                                        ---------------------------
                                                                                        Restated
                                                                        August 30,       August 31,
                                                                            1997           1996
                                                                        ---------        ----------
Cash flows from operating activities:
  Net earnings                                                          $  18,150       $    16,972
  Depreciation and amortization                                             9,114             8,086
  Gain on sale of investment in marketable securities                      (1,706)              -
  Changes in assets and liabilities                                        (2,117)          (20,377)
  Other, net                                                                 (234)             (209)
                                                                        ---------        ----------

          Net cash provided by operating activities                        23,207             4,472
                                                                        ---------        ----------

Cash flows from investing activities:
  Proceeds from sale of investment                                          3,322                -
  Business acquisitions, net of cash acquired                                (796)           (1,358)
  Investment in affiliate                                                     (36)             (340)
  Additions to plant assets                                                (7,524)          (18,498)
  Disposition of plant assets                                                 408             2,509
                                                                        ---------        ----------

          Net cash used in investing activities                            (4,626)          (17,687)
                                                                        ---------        ----------

Cash flows from financing activities:
  Proceeds from long-term debt                                              1,000             9,870
  Reduction of long-term debt                                             (13,739)           (6,400)
  Purchase of treasury stock                                                   -               (430)
  Cash dividends paid                                                      (7,616)           (7,100)
  Other, net                                                                1,255               426
                                                                        ---------        ----------

          Net cash used in financing activities                           (19,100)           (3,634)
                                                                        ---------        ----------

Net effect of exchange rate changes on cash                                   (80)              (15)
                                                                        ---------        ----------

Net change in cash and short-term cash investments                           (599)          (16,864)

Cash and short-term cash investments,
  beginning of period                                                      18,827            19,791
                                                                        ---------        ----------

Cash and short-term cash investments,
  end of period                                                         $  18,228        $    2,927
                                                                        =========        ==========


Cash paid during the period for:
  Interest                                                              $   2,563        $    3,007
                                                                        =========        ==========

  Income taxes                                                          $  10,300        $    9,074
                                                                        =========        ==========


           See Notes to Consolidated Condensed Financial Statements
                                 Page 4 of 13

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

   Under the requirements of the pooling of interests accounting treatment, the consolidated condensed financial statements for the periods presented have been restated (except for cash dividends declared per share, which represent the historical dividends declared by the Company) to include the results of operations, cash flows, and financial positions of UAS. UAS' fiscal year-end for all periods presented has been changed to the Saturday closest to November 30. Therefore, the Company's restated consolidated financial statements for fiscal 1996 include UAS for the period beginning December 1, 1995, and ending on November 30, 1996. Certain prior period amounts for UAS have been reclassified to conform with the presentation of such data by the Company. UAS' net sales and net earnings for the nine months and quarter ended August 31, 1996 were $29.1 million and $.7 million, and $10.2 million and $.4 million, respectively.

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

   The consolidated balance sheet as of August 30, 1997, the consolidated statements of earnings and the consolidated statements of cash flows for the periods ended August 30, 1997, and August 31, 1996, have been prepared by the Company without audit and include the results of UAS for the identical three and nine month periods, as applicable. The financial statements have been prepared on the same basis as those in the Company's November 30, 1996 annual report to shareholders. In the opinion of management, all

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)  Continued

2. CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

   adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made.

   The results of operations for the period ended August 30, 1997 are not necessarily indicative of the operating results for the full year.


3. RECLASSIFICATION

   Certain amounts within the financial statements have been reclassified to conform to the current period presentation. The reclassification had no effect on retained earnings or net income as previously reported.


4. SEGMENT DATA

   The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Consumer Products. The segment data for the three-month and nine-month periods ended August 30, 1997 and August 31, 1996, respectively, are shown below. Net sales represent sales to unaffiliated customers, as reported in the consolidated condensed statements of earnings. Intersegment sales were not material. The information below has been restated to reflect the current segment groupings.


                                                                1997                             1996
                                                      ------------------------       -----------------------
                                                       Quarter                        Quarter
                                                        Ended           Nine           Ended          Nine
       (Dollars in Thousands)                         August 30        Months        August 31       Months
                                                      ------------------------       -----------------------
NET SALES BY SEGMENT:
 Engine/Mobile Filtration                             $ 54,247        $154,126       $ 49,213       $143,295
 Industrial/Environmental Filtration                    29,250          81,229         27,444         76,510
 Consumer Products                                      21,139          52,923         22,477         51,883
                                                      ------------------------       -----------------------
                                                      $104,636        $288,278       $ 99,134       $271,688
                                                      ========================       =======================
OPERATING PROFIT BY SEGMENT:
 Engine/Mobile Filtration                             $  9,528        $ 24,875       $  7,767       $ 22,123
 Industrial/Environmental Filtration                     1,435           2,421          1,338          2,587
 Consumer Products                                       2,572           5,452          2,482          4,573
                                                      ------------------------       -----------------------
                                                        13,535          32,748         11,587         29,283
Merger related expenses                                      -          (2,972)             -              -
                                                      ------------------------       -----------------------
                                                      $ 13,535        $ 29,776       $ 11,587       $ 29,283
                                                      ========================       =======================

Part II - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On February 28, 1997, the merger of United Air Specialists, Inc. (UAS) into CLARCOR was completed. This transaction was accounted for as a pooling of interests, and as a result, CLARCOR's financial statements were restated for all periods presented to include the results of operations, cash flows and
financial positions of UAS.   The Company's restated consolidated financial
statements for fiscal 1996 will include UAS for the period beginning December 1, 1995, and ending on November 30, 1996. The fiscal periods presented in this report are for the three months and nine months ended August 30, 1997, and August 31, 1996, for both CLARCOR and UAS.

RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER OF 1996.

CLARCOR's results of operations for the third quarter of 1997 reflect continued sales increases and improved operating performance.

Net sales increased 5.6% over the 1996 quarter as a result of increased volume from the Company's filtration segments offset by slightly lower sales from the consumer products segment. Increased sales by the Engine/Mobile Filtration segment resulted from higher sales volume of heavy duty and locomotive filtration products offset by lower volume of light duty filtration products. The decrease in sales levels for the light duty product line resulted from the planned elimination of low margin automotive filtration products. The Industrial/Environmental Filtration segment reported a sales increase of 6.6% for the quarter primarily from increased sales from UAS. The Company's Consumer Products segment recorded a 6.0% decrease in sales for the quarter. Increased sales volume of plastic closures was offset by lower sales of metal packaging products, partially as a result of customer requested delays into the fourth quarter. The segment's sales would have been approximately equal to the 1996 quarter had the scheduled shipments of metal packaging products occurred as planned.

Operating profit increased 16.8% in the third quarter of 1997 over 1996 results. This greater increase in profit, compared to the sales increase of 5.6%, resulted from increased production volumes and the Company's continued emphasis on increasing productivity and reducing costs. Operating margin increased to 12.9% compared to 11.7% in the 1996 quarter.

The increased operating profit for the Engine/Mobile segment resulted from a sales increase of over 10% and the continued integration of the Hastings Filters product line with Baldwin Filters. Major changes that have been made to the manufacturing and marketing areas have resulted in a significantly reduced loss for Hastings Filters for the third quarter compared to the earlier quarters of 1997 and the third quarter of 1996. The Industrial/Environmental Filtration segment reported a 7.2% increase in operating profit in the 1997 quarter from the 1996 quarter. Continued volume increases, production efficiencies and cost containment resulted in substantially improved margins for this segment from earlier 1997 quarters. The Consumer

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Products segment recorded an improved operating margin of 12.2% in the 1997 quarter as a result of higher production levels of plastics product and improved cost containment from 1996.

Net other expense, which remained at the same level as 1996, included increased interest income on significantly higher cash balances during the quarter and reduced interest expense on lower debt.

Provision for income taxes for the quarter of $4,848,000 represented an effective rate of 37.4% of pretax earnings which compares to an effective rate of 36.5% in 1996.

Net earnings of $8,085,000 for the 1997 quarter were 16.4% higher than the $6,943,000 reported in 1996 due to the strong operating performance for the 1997 quarter. Earnings per share increased to $.50 from $.44 in 1996, a 13.6% increase.

NINE MONTHS 1997 COMPARED TO NINE MONTHS OF 1996

Net sales of $288,278,000 for the 1997 nine-month period increased 6.1% over the 1996 nine-month period. Each of the Company's segments reported increased sales for the period. The Engine/Mobile Filtration segment recorded a 7.6% increase as a result of increased domestic and international sales for heavy duty and locomotive filtration products offset by lower sales of light duty filters. Sales of industrial and environmental filtration products increased 6.2% for the 1997 nine-month period. Sales increases have resulted from expanded distribution including Airguard's 1997 acquisition of new sales and distribution locations in Ohio and Virginia and a distributor in Singapore. The Singapore operation will be used as a base to establish a filter manufacturing operation in Malaysia, which is expected to be in operation by
mid-1998.   The Consumer Products segment's sales increased 2.0% for the nine-month period and reflect improved sales of plastics products offset by lower sales of metal tubes and metal packaging products.

Operating profit of $29,776,000 for nine months 1997 compares to $29,283,000 in 1996. The 1997 amount includes the effect of the UAS merger related expenses of $2,972,000 which were recorded in the first quarter. Excluding the impact of the merger related expenses, operating profit for the Company increased 11.8% for the nine-month period compared to 1996. The increased profit for the nine months resulted from increased sales of 6.1%, reduced manufacturing costs, and improved plant efficiencies.

Other income totaled $106,000 for the 1997 nine-month period and compares to a total of other expense of $2,309,000 for the 1996 period. The change from 1996 is related to the $1,706,000 gain on sale of marketable securities recorded in the first quarter of 1997 and reduced interest expense due to the lower level of debt in 1997.

The provision for income taxes of $11,634,000, which resulted in an effective rate of 38.9%, is higher than last year's amount due to a higher level of earnings in 1997 and because certain of the merger related charges recorded in the first quarter of 1997 are not fully deductible for tax purposes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Net earnings were $18,150,000 for the 1997 nine-month period and reflect two unusual items recorded in the first quarter of 1997, a gain on the sale of marketable securities and the UAS merger related charges. Without the impact of the unusual items recorded in the first quarter of 1997, net earnings would have been approximately $19,450,000 or $1.21 per share. Net earnings for the first nine months of 1996 were $16,972,000, or $1.07 per share.

Average shares outstanding were 16,066,954 at the end of the 1997 nine-month period and compared to 15,933,470 for the 1996 period. Both periods include the additional shares issued in connection with the merger of UAS.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for nine months of 1997 increased to $23,207,000, primarily from reduced investment in working capital, compared to $4,472,000 provided by operating activities during the first nine months of
1996.   Cash flows used in investing activities were lower for the first nine months of 1997 compared to 1996 due to the proceeds of $3,322,000 received in first quarter 1997 from the sale of marketable securities. In addition, plant asset additions of $7,524,000 for nine months 1997 were $10,974,000 lower than in 1996. Cash flows used in financing activities in 1997 included payments on long-term debt of $13,739,000 compared to $6,400,000 in 1996. The 1997 payments include final payments on the 9.71% term note and on certain high cost debt assumed in the UAS merger. During the first quarter of 1997 and prior to the merger, UAS used an additional $1,000,000 on a line of credit. Additional borrowings in 1996 included $8,410,000 of industrial revenue bonds used to finance the Hastings Filters plant expansion.

CLARCOR's current operations continue to generate adequate cash to fund operating needs, pay dividends, and provide for the repayment of the Company's long-term debt. Sufficient lines of credit remain available to fund current
operating needs.   The Company's level of capital expenditures is expected to be significantly lower in 1997 than in 1996; however, the Company anticipates expanding plant and warehouse capacity in the filtration business in 1998 to meet continuing strong product demand.

The Company's financial position at August 30, 1997 continued to be solid and sufficiently liquid to support current operations. Cash and short-term cash investments totaled $18,228,000 at the end of the quarter, a reduction of $599,000 from year-end 1996. Inventories increased $3,462,000 from year-end due to expected customer shipment requirements for the fourth quarter. Working capital, particularly inventory turnover, should continue to improve in 1998. The current ratio at the end of the quarter was 3.0:1 compared to 2.7:1 at the end of fiscal 1996. The current year ratio of long-term debt to total capitalization was 18.6% which was lower than the level of 21.9% at year-end as
a result of the debt repayments made in 1997.   The ratio of long-term debt to
total capitalization, net of cash and cash investments, was 10.6% at August 30, 1997 compared to 13.7% at year-end 1996.

At August 30, 1997, CLARCOR had 16,154,082 shares of common stock outstanding that included 1,081,741 shares issued for the UAS merger. The increase in shares outstanding from the prior year is primarily due to additional shares issued upon exercise of stock options.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OUTLOOK

On the strength of the operating results from each of the businesses for nine months of 1997, the Company is expecting each segment to report solid fiscal year results. The Engine/Mobile Filtration segment's sales continue to reflect the strength of the aftermarket distribution channel and that trend is expected to continue through the fourth quarter of 1997. Additionally, the continued integration of the Hastings Filters line with Baldwin Filters remains a high priority and the improvement reflected in Hastings' third quarter results is expected to continue. An additional $1,500,000 investment in Baldwin-Weifang, the Company's manufacturing joint venture in China, will be made to expand production of air and liquid filter housings for the Chinese market and will increase the Company's ownership in the venture to 70%. This investment is not expected to materially impact the results of operations or financial position
of the Company in 1997 or 1998.   The Industrial/Environmental Filtration
segment's recent investment in expanding distribution and new product development has resulted in strong order bookings. Increased sales and profits
are expected for this segment for the balance of the year.   The Consumer
Products segment's sales are expected to be approximately equal with the fourth quarter of 1996; however, operating profit is expected to be improved over the 1996 level due to continued plant efficiencies and a better product sales mix.

In the fourth quarter of 1996, the Company recorded a gain from the sale of marketable securities that resulted in an after-tax gain of $1,100,000 or $.07 per share which will not recur in the fourth quarter of 1997. The Company expects a good fourth quarter in 1997 and is well positioned moving into 1998, which is expected to be another record year of sales and profits for CLARCOR.

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





                                  CLARCOR INC.
                                  (Registrant)




October 10, 1997                     By           /s/ Bruce A. Klein
----------------                        ----------------------------------------
     (Date)                             Bruce A. Klein, Vice President - Finance
                                              and Chief Financial Officer