Form 10-K405
period 1997-11-29
CLARCOR INC
filed 1998-02-18
CIK 20740

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

(MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 29, 1997
                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ______________________________
COMMISSION FILE NUMBER 1-11024

                                 CLARCOR Inc.
 ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                                    36-0922490
-------------------------------                                 ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                       61125
----------------------------------------------------                  ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:                 815-962-8867

Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED
          -------------------             ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value (based on the closing price of registrant's Common Stock on February 11, 1998 as reported on the New York Stock Exchange Composite Transactions) of the voting stock held by non-affiliates of the registrant as at February 11, 1998 is $452,317,264.

The number of outstanding shares of Common Stock, as of February 11, 1998 is 16,182,228 shares.

Certain portions of the registrant's 1997 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 18, 1998 for the Annual Meeting of Shareholders to be held on March 24, 1998 are incorporated by reference in Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     (a) General Development of Business

     CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

     The Company's fiscal year ends on the Saturday closest to November 30. For fiscal year 1997, the year ended on November 29, 1997 and for fiscal year 1996, the year ended on November 30, 1996. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

     (i) Certain Significant Developments.

     Acquisition of United Air Specialists, Inc. On February 28, 1997, the Company completed the acquisition of United Air Specialists, Inc. ("UAS") located in Cincinnati, Ohio. This transaction was structured as a statutory merger and accounted for as a pooling of interests. As a result of the acquisition, UAS became a wholly-owned subsidiary of the Company. The Company issued 1,081,741 shares of its common stock in exchange for all the shares of UAS stock. Additionally, up to 127,561 shares of CLARCOR stock will be issued upon the exercise of options previously granted by UAS.

     Under the requirements of pooling of interests accounting treatment, the consolidated financial statements and accompanying notes and all amounts for the periods presented in this Form 10-K have been restated (except for cash dividends declared per share, which represent the historical dividends declared by the Company) to include UAS. A one-time pre-tax charge of $3.0 million ($2.4 million net of tax) was recorded at February 28, 1997, to cover the costs of the merger including legal and professional fees, non-compete agreements, and costs to integrate the businesses of the two companies.

     UAS is engaged in the design, manufacture and sale of commercial and industrial air cleaning systems, electrostatic fluid contamination control equipment and high precision spraying equipment. For the fiscal year ended November 30, 1996, UAS had net sales of approximately $39.0 million and net earnings of approximately $1.0 million.

     Other. As reported previously, the Company sold its 5% interest in G.U.D. Holdings Limited ("GUD") and recognized an after-tax gain on the sale of approximately $1.1 million or $0.07 per share in the first quarter of 1997 and $1.1 million or $0.07 per share in the fourth quarter of 1996. The Company continues to market filtration products in Australia through a 50% joint venture with GUD.

     Other business acquisitions in fiscal 1997 included Airklean Engineering Pte. Ltd. ("Airklean"), a Singapore-based distributor of products sold by the Company's Airguard Industries, Inc. ("Airguard") subsidiary; Ohio Air Filter, a distributor in Toledo, Ohio; and The Filtair Company, a distributor in Arlington, Texas. In addition, through Airklean, a manufacturing facility for Airguard products is being developed in Johor Bahru, Malaysia. This facility is expected to be operational in early 1998. None of these transactions had a significant impact on the results of the Company in 1997 and each was a cash transaction.

     In November 1997, the Company sold the assets of its Tube Division located in Downers Grove, Illinois. The building in Downers Grove has not been sold, but it is currently being offered for sale. The divestiture did not have a significant impact on the results of the Company.

     In December 1997, the Company's Board of Directors approved a plan to purchase up to 1,000,000 shares of CLARCOR common stock. At this time, the Company has no immediate plans to repurchase any shares, but may do so in the future to offset shares issued under employee benefit plans and as market conditions warrant.

     (ii) Summary of Business Operations.

     During 1997, the Company conducted business in three principal industry segments: (1) Engine/ Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Consumer Packaging.

     Engine/Mobile Filtration. Engine/Mobile Filtration includes filters for oil, air, fuel, coolants and hydraulic fluids for trucks, automobiles, construction and industrial equipment, locomotives, marine and agricultural equipment.

     Industrial/Environmental Filtration. Industrial/Environmental Filtration products are used primarily for commercial and industrial applications. The segment's industrial and environmental products include air and antimicrobial treated filters and high efficiency electronic air cleaners for commercial buildings, factories, residential buildings, paint spray booths, gas turbine systems, medical facilities, motor vehicle cabins, clean rooms, compressors and dust collector systems.

     Consumer Packaging. Consumer Packaging products include a wide variety of custom styled containers and packaging items used primarily by the food, spice, drug, toiletries and chemical specialties industries. The segment's products include lithographed metal containers, flat sheet decorated metal, combination metal and plastic containers, plastic closures, composite containers and various specialties, such as spools for wire and cable, dispensers for razor blades and outer shells for dry cell batteries and film canisters.

     (b) Financial Information About Industry Segments

     Business segment information for the fiscal years 1995 through 1997 is included on page 34 of the Company's 1997 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of
Exhibit 13(a)(vi) to this 1997 Annual Report on Form 10-K ("1997 Form 10-K").

     (c) Narrative Description of the Business

ENGINE/MOBILE FILTRATION

     The Company's engine/mobile filtration products business is conducted by the following wholly-owned subsidiaries: Baldwin Filters, Inc.; Clark Filter, Inc.; Hastings Filters, Inc.; Baldwin Filters N.V.; and Baldwin Filters Limited. In addition, the Company owns (i) 50% of Baldwin Filters (Aust.) Pty. Ltd., (ii) 90% of Filtros Baldwin de Mexico ("FIBAMEX"), (iii) 70% of Baldwin-Weifang Filters Ltd., and (iv) 70% of Baldwin-Unifil S.A.

     The companies market a full line of oil, air, fuel, coolant and hydraulic fluid filters. The Company's filters are used in a wide variety of applications including engines and industrial equipment and in processes where effectiveness, reliability and durability are essential. Impure air or fluid impinge upon a paper, cotton, synthetic, chemical or membrane filter media with high absorption characteristics which collects the impurities that are disposed of when the filter is changed. The segment's filters are sold throughout the United States, Canada and worldwide, primarily in the replacement market for trucks, automobiles, locomotives, marine, construction, industrial and agricultural equipment. In addition, some first-fit filters are sold to the original equipment market.

INDUSTRIAL/ENVIRONMENTAL FILTRATION

     The Company's industrial/environmental filtration products business is conducted by the following wholly-owned subsidiaries: Airguard Industries, Inc.; Airklean Engineering Pte. Ltd.; Airguard Asia Sdn. Bhd.; United Air Specialists, Inc.; and United Air Specialists (U.K.) Ltd.

     The companies market commercial and industrial air filters and systems, electrostatic fluid contamination control equipment and high precision spraying equipment. The air filters and systems remove contaminants from recirculated indoor air and from process air which is exhausted outdoors. The products represent a complete line of air cleaners with a wide range of uses for maintaining high quality standards in interior air and exterior pollution control. These products are sold throughout the United States, Canada and worldwide.

CONSUMER PACKAGING

     The Company's consumer packaging products business is conducted by the Consumer Packaging segment which includes the Company's wholly-owned subsidiary,
J. L. Clark, Inc. ("J. L. Clark").

     In fiscal 1997 over 1,500 different types and sizes of containers and metal packaging specialties were manufactured for the Company's customers. Flat sheet decorating is provided by use of state-of-the-art lithography equipment. Metal, plastic and paper containers, combination metal/plastic containers and plastic closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (tea, spices, dry bakery products, potato chips, pretzels, candy and other confections); beverages and juices; cosmetics and toiletries; drugs and pharmaceuticals; and chemical specialties (hand cleaners, soaps and special cleaning compounds). Metal packaging specialties include shells for dry batteries, film canisters, dispensers for razor blades, spools for insulated and fine wire, and custom decorated flat steel sheets.

     Containers and metal packaging specialties are manufactured only upon orders received from customers, and individualized containers and packaging specialties are designed and manufactured, usually with distinctive decoration, to meet each customer's marketing and packaging requirements and specifications.

DISTRIBUTION

     Engine/Mobile Filtration and Industrial/Environmental Filtration products are sold primarily through a combination of over 3,300 independent distributors and dealers for original equipment manufacturers.

     The engine/mobile segment also distributes filtration products worldwide through each of its subsidiaries. Baldwin Filters N.V. and Baldwin Filters Limited primarily serve the European markets. The Company's joint venture with GUD, Baldwin Filters (Aust.) Pty. Ltd., markets heavy duty liquid and air filters in Australia and New Zealand. FIBAMEX manufactures filters in Mexico with distribution in Mexico and Central and South America. Through the Company's investment in Baldwin-Weifang Filters Ltd., heavy duty filters are being manufactured in China for distribution in China and Southeast Asia. Additionally, through Baldwin-Unifil S.A., air filtration products are manufactured in South Africa with distribution throughout South Africa, Great Britain, Europe and the Middle East.

     The industrial/environmental segment also distributes and services filtration products through company-owned branches and wholly-owned subsidiaries. The branches are located throughout the United States and in Germany, and the segment's subsidiaries are located in Singapore, Malaysia and England.

     Consumer Packaging salespersons call directly on customers and prospective customers for containers and packaging specialties. Each salesperson is trained in all aspects of the Company's manufacturing processes with respect to the products sold and as a result is qualified to consult with customers and prospective customers concerning the details of their particular requirements.

CLASS OF PRODUCTS

     The percentage of the Company's sales volume contributed by each class of similar products within the Company's Consumer Packaging segment which contributed 10% or more of sales is as follows:

                                                             1997    1996    1995
                                                             ----    ----    ----
Containers...............................................     14%    15%     16%

No class of products within the Company's Engine/Mobile Filtration segment or the Industrial/ Environmental Filtration segment accounted for as much as 10% of the total sales of the Company.

RAW MATERIAL

     Steel, filter media, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, roll paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 1997.

PATENTS

     Certain features of some of the Company's products are covered by domestic and, in some cases, foreign patents or patent applications. While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection.

CUSTOMERS

     The largest 10 customers of the Engine/Mobile Filtration segment accounted for 18.3% of the $207,640,000 of fiscal year 1997 sales of such segment.

     The largest 10 customers of the Industrial/Environmental Filtration segment accounted for 18.2% of the $111,491,000 of fiscal year 1997 sales of such segment.

     The largest 10 customers of the Consumer Packaging segment accounted for 50.3% of the $75,133,000 of fiscal year 1997 sales of such segment.

     No single customer accounted for 10% or more of the Company's consolidated 1997 sales.

BACKLOG

     At November 30, 1997, the Company had a backlog of firm orders for products amounting to approximately $43,400,000. The comparable backlog figure for 1996 was approximately $38,100,000. All of the orders on hand at November 30, 1997 are expected to be filled during fiscal 1998. The Company's backlog is not subject to significant seasonal fluctuations.

COMPETITION

     The Company encounters strong competition in the sale of all of its products. The Company competes in a number of filtration products markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data. However, in the replacement market for heavy duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five measured by annual sales. In the replacement market for industrial and environmental filtration products, the Company believes that it is among the top five measured by annual sales. In addition, the Company believes that it is a leading manufacturer of liquid and air filters for diesel locomotives.

     In the Consumer Packaging segment, its principal competitors are approximately 10 manufacturers whose specialty packaging segments are smaller than the Company's and who often compete on a regional basis only. Strong competition is also presented by manufacturers of paper, plastic and glass containers. The Company's competitors generally manufacture and sell a wide variety of products in addition to packaging products of the type produced by the Company and do not publish separate sales figures relative to these competitive products. Consequently, the Company is unable to state its relative competitive position in those markets.

     The Company believes that it is able to maintain its competitive position because of the quality and breadth of its products and services.

PRODUCT DEVELOPMENT

     The Company's Technical Centers and laboratories test filters, containers, filter components, paints, inks, varnishes, adhesives and sealing compounds to insure high quality manufacturing results, aid suppliers in the development of special finishes and conduct controlled tests of finishes and newly designed filters, air cleaning systems and containers being perfected for particular uses. Product development departments are concerned with the improvement of existing filters, air cleaning systems, consumer products and the creation of new and individualized filters, containers and consumer products, in order to broaden the uses of these items, counteract obsolescence and evaluate other products available in the marketplace.

     During the fourth quarter of 1995, the Company added the Gas Turbine Systems Business Unit for the development of inlet air filtration systems. In 1996, a new technical center was completed in Louisville, Kentucky to develop new and redesigned environmental and industrial filtration products.

     In fiscal 1997, the Company employed 57 professional employees on a full-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $3,991,000 on such activities as compared with $3,600,000 for 1996 and $3,255,000 for 1995.

ENVIRONMENTAL FACTORS

     The Company is not aware of any facts which would cause it to believe that it is in material violation of existing applicable standards respecting emissions to the atmosphere, discharges to waters, or treatment, storage and disposal of solid or hazardous wastes.

     The Company is party to various proceedings relating to environmental issues. The U.S. Environmental Protection Agency (EPA) and/or other responsible state agencies have designated the Company as a potentially responsible party
(PRP), along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute.

     Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of the environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each PRP for the cleanup. It is the opinion of management, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Company's financial condition or consolidated results of operations.

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

EMPLOYEES

     As of November 30, 1997, the Company had approximately 2,872 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information relating to export sales and the Company's operations in the United States and other countries is set forth on Page 34 of the Annual Report and is incorporated herein by reference and filed as Exhibit 13(a)(vi) to this 1997 Form 10-K. The Company is not aware of any unusual risks attendant to the conduct of its operations in other countries.

ITEM 2. PROPERTIES.

     (i) Location

     The corporate office building located in Rockford, Illinois, houses the Corporate offices and the Consumer Packaging segment headquarters offices in 22,000 square feet of office space.

     Engine/Mobile Filtration. The following is a description of the principal properties owned and utilized by the Company in conducting its Engine/Mobile Filtration business:

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

     Industrial/Environmental Filtration. The following is a description of the principal properties owned and utilized by the Company in conducting its Industrial/Environmental Filtration business:

     Airguard Industries has four manufacturing and warehousing locations. It leases 318,000 square feet in New Albany, Indiana, 84,000 square feet in Corona, California and 44,500 square feet in Dallas, Texas. The Airguard High Efficiency Filter plant, located in Jeffersontown, Kentucky on a 7.5 acre tract of land, contains 100,000 square feet of manufacturing and office facilities.

     Airguard sales outlets with warehousing are located in Louisville, Kentucky; Cincinnati, Ohio; Toledo, Ohio; Nashville, Tennessee; Atlanta, Georgia; Columbus, Ohio; Birmingham, Alabama; Arlington, Texas; Dallas, Texas; and Corona, California. Airguard also has distribution centers in Wallingford, Connecticut; New Albany, Indiana; Las Vegas, Nevada and Richmond, Virginia.

     United Air Specialists ("UAS") has three owned facilities. The offices and primary manufacturing facility is located in Blue Ash, Ohio (a suburb of Cincinnati), on approximately 17 acres of land. This facility was built in 1978 and was expanded in 1991 and 1993 to a total of approximately 157,000 square feet. UAS also has sales office and manufacturing facilities in Warwick, England which total approximately 13,200 square feet. UAS leases sales and service facilities in Wallau, Germany; Phoenix, Arizona; Fremont, California; Fullerton, California; Louisville, Kentucky; Troy, Michigan; Jackson, Mississippi, and Houston, Texas.

     Consumer Packaging. The following is a description of the principal properties owned by the Company in conducting its Consumer Packaging business:

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

     J. L. Clark is marketing for sale the Tube Division's manufacturing plant located in Downers Grove, Illinois which is on a 5-acre tract of land. The one-story building contains 58,000 square feet of floor space.

     The various properties owned by the Company are considered by it to be in good repair and well maintained. All of the manufacturing facilities are adequate for the current sales volume of the Company's products and can accommodate expansion of production levels before significant plant additions are required. However, in 1998 the Company expects to begin an expansion to its Kearney, Nebraska facility.

     (ii) Function

     Engine/Mobile Filtration. Oil, air, fuel, hydraulic fluid and coolant filters are produced at the Baldwin and Hastings facilities in Kearney, and Gothenburg, Nebraska and Yankton, South Dakota. Much of the Baldwin plant equipment has been built or modified by Baldwin. The various processes of pleating paper, winding cotton and synthetic fibers, placing the filter element in a metal or fiber container and painting the containers are mechanized, but require manual assistance. The plants also maintain an inventory of special dies and molds for filter manufacture.

     Oil, air and fuel filters, primarily for use in the railroad industry, are produced at Clark Filter in Lancaster, Pennsylvania.

     Industrial/Environmental Filtration. Air filters for the industrial air and environmental markets are produced in the Airguard facilities. Dust collection systems, high efficiency electronic air cleaning systems and precision spraying systems are designed and manufactured at the UAS facility in Cincinnati, Ohio.

     Consumer Packaging. The Company's metal and combination metal and plastic packaging products are produced at J. L. Clark plants located in Rockford, Illinois, and Lancaster, Pennsylvania. The Rockford and Lancaster plants are completely integrated facilities which include creative and mechanical art departments and photographic facilities for color separation, preparation of multiple-design negatives and lithographing plates. Metal sheets are decorated on high speed coating machines and lithographing presses connected with conveyor ovens. Decorated sheets are then cut to working sizes on shearing equipment, following which fabrication is completed by punch presses, can-forming and can-closing equipment and other specialized machinery for supplementary operations. Most tooling for fabricating equipment is designed and engineered by the Company's engineering staffs, and much of it is produced in the Company's tool rooms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                 AGE AT     YEAR ELECTED
NAME                                                        11/30/97     TO OFFICE
----                                                        --------    ------------
Lawrence E. Gloyd...........................................       65           1995
  Chairman of the Board and Chief Executive Officer. Mr.
Gloyd was elected President and Chief Operating Officer in
1986, President and Chief Executive Officer in 1988,
Chairman, President and Chief Executive Officer in 1991, and
Chairman of the Board and Chief Executive Officer in 1995.
Norman E. Johnson...........................................       49           1995
  President and Chief Operating Officer. Mr. Johnson has
been employed by the Company since 1990. He was elected
President-Baldwin Filters, Inc. in 1990, Vice
President-CLARCOR in 1992, Group Vice President-Filtration
Products Group in 1993, and President and Chief Operating
Officer in 1995.
Bruce A. Klein..............................................       50           1995
  Vice President-Finance and Chief Financial Officer. Mr.
Klein was employed by the Company and elected Vice
President-Finance and Chief Financial Officer on January 3,
1995.
David J. Anderson...........................................       59           1994
  Vice President-International/Corporate Development. Mr.
Anderson has been employed by the Company since 1990. He was elected Vice President Marketing & Business Development for
the CLARCOR Filtration Products subsidiary in 1991, Vice
President-Corporate Development in 1993 and Vice
President-International/Corporate Development in 1994.
David J. Lindsay............................................       42           1995
  Vice President-Administration and Chief Administrative
Officer. Mr. Lindsay has been employed by the Company in
various administrative positions since 1987. He was elected
Vice President-Group Services in 1991, Vice
President-Administration in 1994 and Vice President-
Administration and Chief Administrative Officer in 1995.
William F. Knese............................................       49           1997
  Vice President, Treasurer. Mr. Knese has been employed by
the Company since 1979. He was elected Vice President,
Treasurer and Controller in 1991 and Vice President,
Treasurer in 1997.
Peter F. Nangle.............................................       36           1997
  Vice President-Information Services and Operations
Analysis, Chief Information Officer. Mr. Nangle has been
employed by the Company since 1993. He was elected Vice
President-Information Services in 1994 and Vice
President-Information Services and Operations Analysis,
Chief Information Officer in 1997.
Marcia S. Blaylock..........................................       41           1997
  Vice President, Controller and Corporate Secretary. Ms.
Blaylock has been an employee of the Company since 1974. She was elected Assistant Secretary in 1994, Corporate Secretary in 1995, Vice President and Corporate Secretary in 1996 and
Vice President, Controller and Corporate Secretary in 1997.

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

                                                                MARKET PRICE
                                                              ----------------
QUARTER ENDED                                                  HIGH      LOW    DIVIDENDS
-------------                                                  ----      ---    ---------
March 1, 1997...............................................  $25 1/2  $21 1/2   $.1625
May 31, 1997................................................   24 7/8   20        .1625
August 30, 1997.............................................   27 5/16  23 1/2    .1625
November 29, 1997...........................................   31 3/16  26 1/16   .1650
                                                                                 ------
Total Dividends.............................................                     $.6525
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
                                                                                 ======

     The approximate number of holders of record of the Company's Common Stock at February 1, 1998 is 1,800. In addition, the Company believes that there are approximately 6,000 beneficial owners whose shares are held in street names.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required hereunder is set forth on pages 36 and 37 of the Annual Report under the caption "11-Year Financial Summary," is incorporated herein by reference and is filed as Exhibit 13a(ix) to this 1997 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required hereunder is set forth on pages 17 through 20 of the Annual Report under the caption "Financial Review," is incorporated herein by reference and is filed as Exhibit 13a(x) to this 1997 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes thereto and the report thereon of Coopers & Lybrand L.L.P., independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 21 through 35, inclusive, of the Annual Report, are incorporated herein by reference and are filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 1997 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required hereunder is set forth on pages 1 and 2 of the Company's Proxy Statement dated February 18, 1998 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 24, 1998 under the caption "Election of Directors -- Nominees for Election to the Board" and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

     The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended November 30, 1997:

     *Consolidated Balance Sheets at November 30, 1997 and 1996

     *Consolidated Statements of Earnings for the years ended November 30, 1997, 1996 and 1995

     *Consolidated Statements of Shareholders' Equity for the years ended
      November 30, 1997, 1996 and 1995

     *Consolidated Statements of Cash Flows for the years ended November 30, 1997, 1996 and 1995

     *Notes to Consolidated Financial Statements

     *Report of Independent Accountants

     *Management's Report on Responsibility for Financial Reporting
------------------------------
*Filed herewith as part of Exhibit 13(a) to this 1997 Form 10-K

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

     (b) There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended November 30, 1997.

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

10.4(a)  Form of Employment Agreement with each of David J. Anderson,
         Marcia S. Blaylock, Bruce A. Klein and Peter F. Nangle.
         Incorporated by reference to Exhibit 10.4(a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996.

10.4(b)  Employment Agreement with Lawrence E. Gloyd dated July 1,
         1997.

10.4(c)  Employment Agreement with Norman E. Johnson dated July 1,
         1997.

10.4(d)  Trust Agreement dated December 1, 1997.

10.4(e)  Executive Benefit Trust Agreement dated December 22, 1997.

10.5 The registrant's 1994 Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement dated February 24, 1994 for the Annual Meeting of
         Shareholders held on March 31, 1994.

10.5(a)  The registrant's First Amendment to the 1994 Incentive Plan.
         Incorporated by reference to Exhibit A to the Company's
         Proxy Statement dated February 18, 1998 for the Annual
         Meeting of Shareholders to be held on March 24, 1998.

11       Computation of Per Share Earnings.

13 (a) The following items incorporated by reference herein from the Company's 1997 Annual Report to Shareholders ("1997
         Annual Report"), are filed as Exhibits to this Annual Report
         Form 10-K:
    (i) Business segment information for the fiscal years 1995 through 1997 set forth on page 34 of the 1997 Annual
              Report (included in Exhibit 13(a)(vi) -- Note O of
              Notes to Consolidated Financial Statements);

   (ii)       Consolidated Balance Sheets of the Company and its
              Subsidiaries at November 30, 1997 and 1996 set forth on page 21 of the 1997 Annual Report;

  (iii) Consolidated Statements of Earnings of the Company and its Subsidiaries for the years ended November 30, 1997, 1996 and 1995 set forth on page 22 of the 1997 Annual
              Report;

   (iv)       Consolidated Statements of Shareholders' Equity for the
              Company and its Subsidiaries for the years ended
              November 30, 1997, 1996 and 1995 set forth on page 23 of the 1997 Annual Report;

    (v) Consolidated Statements of Cash Flows of the Company and its Subsidiaries for the years ended November 30, 1997, 1996 and 1995 set forth on page 24 of the 1997
              Annual Report;

   (vi) Notes to Consolidated Financial Statements set forth on pages 25 through 34 of the 1997 Annual Report;

  (vii) Report of Independent Accountants set forth on page 35 of the 1997 Annual Report;

 (viii)       Management's Report on Responsibility for Financial
              Reporting set forth on page 35 of the 1997 Annual
              Report;

   (ix)       Information under the caption "11-Year Financial
              Summary" set forth on pages 36 and 37 of the 1997
              Annual Report; and

    (x)       Management's Discussion and Analysis of Financial
              Condition and Results of Operation set forth under the
              caption "Financial Review" on pages 17 through 20 of
              the 1997 Annual Report.
21       Subsidiaries of the Registrant.

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

Date: February 18, 1998                   CLARCOR Inc.
                                          (Registrant)

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

Date: February 18, 1998  By:               /s/ LAWRENCE E. GLOYD
                              ------------------------------------------------
                                             Lawrence E. Gloyd
                                          Chairman of the Board &
                                    Chief Executive Officer and Director

Date: February 18, 1998  By:                 /s/ BRUCE A. KLEIN
                              ------------------------------------------------
                                               Bruce A. Klein
                                        Vice President -- Finance &
                                          Chief Financial Officer

Date: February 18, 1998  By                /s/ MARCIA S. BLAYLOCK
                              ------------------------------------------------
                                             Marcia S. Blaylock
                              Vice President, Controller, Corporate Secretary
                                         & Chief Accounting Officer

Date: February 18, 1998  By                   /s/ J. MARC ADAM
                              ------------------------------------------------
                                                J. Marc Adam
                                                  Director

Date: February 18, 1998  By                 /s/ MILTON R. BROWN
                              ------------------------------------------------
                                              Milton R. Brown
                                                  Director

Date: February 18, 1998  By                 /s/ CARL J. DARGENE
                              ------------------------------------------------
                                              Carl J. Dargene
                                                  Director

Date: February 18, 1998  By              /s/ DUDLEY J. GODFREY, JR.
                              ------------------------------------------------
                                           Dudley J. Godfrey, Jr.
                                                  Director

Date: February 18, 1998  By                /s/ NORMAN E. JOHNSON
                              ------------------------------------------------
                                             Norman E. Johnson
                                                  Director

Date: February 18, 1998  By              /s/ STANTON K. SMITH, JR.
                              ------------------------------------------------
                                           Stanton K. Smith, Jr.
                                                  Director

Date: February 18, 1998  By                   /s/ DON A. WOLF
                              ------------------------------------------------
                                                Don A. Wolf
                                                  Director

                      [This page intentionally left blank]

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

     Our report on the consolidated financial statements of CLARCOR Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 35 of the 1997 Annual Report to Shareholders of CLARCOR Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 11 (index of exhibits) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Chicago, Illinois
January 9, 1998

                                  CLARCOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

              COLUMN A                   COLUMN B           COLUMN C             COLUMN D      COLUMN E
-------------------------------------   ----------   -----------------------    ----------    ----------
                                                            ADDITIONS
                                                     -----------------------
                                                        (1)          (2)
                                        BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                       END OF
             DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
-------------------------------------   ----------   ----------   ----------    ----------    ----------
1997:
Allowance for losses on accounts
  receivable.........................     $2,007        $696         $ 58(A)       $655(B)      $2,106
                                          ======        ====         ====          ====         ======
1996 (Restated)(C):
Allowance for losses on accounts
  receivable.........................     $1,846        $568         $ --          $407(B)      $2,007
                                          ======        ====         ====          ====         ======
1995 (Restated)(C):
Allowance for losses on accounts
  receivable.........................     $1,722        $635         $ --          $511(B)      $1,846
                                          ======        ====         ====          ====         ======

NOTES:

(A) Due to acquisition addition in 1997.

(B) Bad debts written off during year, net of recoveries.

(C) Prior period amounts have been restated to reflect the results of United Air Specialists, Inc. under the requirements of pooling of interests accounting.