Form 10-Q
period 1998-02-28
CLARCOR INC
filed 1998-04-09
CIK 20740

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


                   For the quarter ended February 28, 1998
                                   _______




                    REGISTRANT:  CLARCOR Inc.   (Delaware)
                                   _______

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended February 28, 1998           Commission File Number 1-11024


                                 CLARCOR Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           DELAWARE                                             36-0922490
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                    61125
----------------------------------------------------                ------------
     (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code                 815-962-8867
                                                                 ---------------


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



                     16,182,228 common shares outstanding
--------------------------------------------------------------------------------
  (Not adjusted for the stock split declared on March 24, 1998 distributable
                                April 24, 1998)

Part I - Item 1

                                 CLARCOR Inc.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                   ________

                                                                February 28,     November 30,
                    ASSETS                                          1998             1997
                                                                ------------     ------------
                                                                 (unaudited)
Current assets:
  Cash and short-term cash investments                        $   27,408       $   30,324
  Accounts receivable, less allowance for losses
    of $2,241 for 1998 and $2,106 for 1997                        64,449           62,387
  Inventories:
      Raw materials                                               19,175           19,980
      Work in process                                              8,332            8,547
      Finished products                                           31,347           29,755
                                                              ----------       ----------
         Total inventories                                        58,854           58,282
                                                              ----------       ----------
  Prepaid expenses                                                 1,059            1,417
  Other current assets                                             5,488            8,117
                                                              ----------       ----------
      Total current assets                                       157,258          160,527
                                                              ----------       ----------
Plant assets, at cost                                            183,465          180,619
   less accumulated depreciation                                (100,239)         (97,714)
                                                              ----------       ----------
                                                                  83,226           82,905
                                                              ----------       ----------
Excess of cost over fair value of assets acquired,
   less accumulated amortization                                  20,009           15,777
Pension assets                                                    14,513           13,897
Other noncurrent assets                                           14,201            9,413
                                                              ----------       ----------
                                                              $  289,207       $  282,519
                                                              ==========       ==========
                   LIABILITIES

Current liabilities:
  Current portion of long-term debt                           $    1,069       $    1,140
  Accounts payable                                                27,948           22,168
  Income taxes                                                     5,635            4,944
  Accrued and other liabilities                                   23,051           25,985
                                                              ----------       ----------
      Total current liabilities                                   57,703           54,237
                                                              ----------       ----------
Long-term debt, less current portion                              37,741           37,656
Long-term pension liabilities                                      8,080            7,556
Other long-term liabilities                                       10,893           11,011
Minority interests                                                   872              897

Contingencies

                   SHAREHOLDERS' EQUITY

Capital stock                                                     16,182           16,162
Retained earnings                                                157,521          154,843
Other shareholders' equity                                           215              157
                                                              ----------       ----------
                                                                 173,918          171,162
                                                              ----------       ----------
                                                              $  289,207       $  282,519
                                                              ==========       ==========


           See Notes to Consolidated Condensed Financial Statements
                                 Page 2 of 12

                                CLARCOR Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                (Dollars in thousands except per share data)
                                 (Unaudited)
                                  _________

                                                     Three Months Ended
                                                   -----------------------
                                                   February 28   March 1,
                                                      1998         1997
                                                   -----------  ----------
Net sales                                          $   97,786   $   86,958
Cost of sales                                          69,011       62,450
                                                   -----------  ----------

  Gross profit                                         28,775       24,508

Selling and administrative expenses                    19,885       17,166
Merger-related expenses                                   -          2,972
                                                   -----------  ----------

  Operating profit                                      8,890        4,370
                                                   -----------  ----------

Other income (expense):
 Interest expense                                        (564)        (805)
 Interest income                                          438          288
 Gain on sale of marketable securities                    -          1,706
 Other, net                                              (231)          89
                                                   -----------  ----------

                                                         (357)       1,278
                                                   -----------  ----------

  Earnings before income taxes and minority
  interests                                             8,533        5,648

Provision for income taxes                              3,205        2,610
                                                   -----------  ----------

  Earnings before minority interests                    5,328        3,038

Minority interests in earnings of subsidiaries              9          (21)
                                                   -----------  ----------

Net earnings                                       $    5,337   $    3,017
                                                   ===========  ==========

Net earnings per common share:*
  Basic                                            $     0.22   $     0.13
                                                   ===========  ==========
  Diluted                                          $     0.22   $     0.12
                                                   ===========  ==========

Average number of common shares outstanding:*
  Basic                                            24,261,292   23,960,306
                                                   ===========  ==========
  Diluted                                          24,670,042   24,350,083
                                                   ===========  ==========

Dividends paid per share*                          $   0.1100       0.1083
                                                   ===========  ==========


*Adjusted to reflect the three-for-two stock split distributable April 24, 1998.




          See Notes to Consolidated Condensed Financial Statements
                                Page 3 of 12

                                CLARCOR Inc.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)
                                 (Unaudited)
                                  ________

                                                                    Three Months Ended
                                                                   ---------------------
                                                                   February 28, March 1,
                                                                      1998        1997
                                                                   ---------    --------
Cash flows from operating activities:
  Net earnings                                                      $  5,337   $   3,017
  Depreciation and amortization                                        3,025       2,885
  Gain on sale of marketable securities                                  -        (1,706)
  Changes in assets and liabilities                                   (2,722)     (3,427)
  Other, net                                                              29         (57)
                                                                    --------   ---------

         Net cash provided by operating activities                     5,669         712
                                                                    --------   ---------
Cash flows from investing activities:
  Additions to plant assets                                           (2,704)     (2,989)
  Business acquisition, net of cash acquired                          (4,800)        -
  Investment in affiliate                                               (260)        -
  Proceeds from sale of marketable securities                            -         3,322
  Proceeds from note receivable                                        2,500         -
  Dispositions of plant assets                                            58         175
                                                                    --------   ---------

         Net cash provided by (used in) investing activities          (5,206)        508
                                                                    --------   ---------
Cash flows from financing activities:
  Borrowings under long-term debt                                        -         1,000
  Reduction of long-term debt                                           (736)     (3,951)
  Cash dividends paid                                                 (2,659)     (2,407)
  Other, net                                                              59         286
                                                                    --------   ---------

         Net cash used in financing activities                        (3,336)     (5,072)
                                                                    --------   ---------

Net effect of exchange rate changes on cash                              (43)        (17)
                                                                    --------   ---------

Net change in cash and short-term cash investments                    (2,916)     (3,869)

Cash and short-term cash investments,
  beginning of period                                                 30,324      18,827
                                                                    --------   ---------
Cash and short-term cash investments,
  end of period                                                     $ 27,408   $  14,958
                                                                    ========   =========

Cash paid during the period for:
  Interest                                                          $  1,005   $   1,404
                                                                    ========   =========

  Income taxes                                                      $  2,505   $   1,573
                                                                    ========   =========


           See Notes to Consolidated Condensed Financial Statements
                                 Page 4 of 12

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
--------------------------------------------------------------------------------

1. CONSOLIDATED FINANCIAL STATEMENTS

   The November 30, 1997 consolidated balance sheet data was derived from CLARCOR's year-end audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

   The consolidated condensed balance sheet as of February 28, 1998, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended February 28, 1998, and March 1, 1997, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 1997 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended February 28, 1998 are not necessarily indicative of the operating results for the full year.


2. STOCK SPLIT AND EARNINGS PER SHARE

   On March 24, 1998, subsequent to the end of the first quarter, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend distributable April 24, 1998 to shareholders of record April 10, 1998. In connection therewith, the Company will transfer approximately
   $8,100 from retained earnings to common stock.   Earnings per share amounts
   have been adjusted to reflect the stock split.

   During the quarter ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (EPS), which simplifies the calculation of earnings per share and requires presentation of both basic and diluted earning per share on the Consolidated Condensed Statements of Earnings. Diluted earnings per share reflects the impact of outstanding stock options if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted EPS.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

2. STOCK SPLIT AND EARNINGS PER SHARE (Continued)


                                                                  Quarter Ended
                                                        --------------------------------
                                                        February 28, 1998  March 1, 1997
                                                        -----------------  -------------
Net Earnings (Numerator)                                           $5,337         $3,017

Basic EPS:
  Weighted average number of common shares
  outstanding (denominator)                                    24,261,292     23,960,306

         Basic per share amount                                      $.22           $.13

Diluted EPS:
  Weighted average number of common shares outstanding         24,261,292     23,960,306
  Effect of dilutive securities due to stock options              408,750        389,777
                                                                  -------        -------
         Diluted weighted average number of
         common shares outstanding (denominator)               24,670,042     24,350,083

         Diluted per share amount                                    $.22           $.12

   All of the amounts listed in the table above have been adjusted for the stock split effected in the form of a stock dividend.


3. BUSINESS COMBINATIONS AND MERGER-RELATED COSTS

   On February 20, 1998, the Company purchased Air Technologies, Inc.(ATI), an Ottawa, Kansas manufacturer of air filtration products for cash. ATI will become a part of Airguard Industries, a subsidiary of the Company. The acquisition did not have a significant impact on the results of the Company.

   On February 28, 1997, the Company completed its acquisition of United Air Specialists, Inc. (UAS), a manufacturer of air quality equipment based in Cincinnati, Ohio. The Company issued 1,081,741 shares of its common stock in exchange for all the shares of UAS stock. Additional shares of its common stock (approximately 127,590 shares) will be issued upon exercise of UAS options. The transaction has been structured as a statutory merger
   accounted for as a pooling of interests.   As a result of the acquisition,
   UAS became a subsidiary of the Company. During the three months ended March 1, 1997, the Company incurred a one-time pre-tax charge of $2,972 ($2,390 net of tax) covering the costs of the merger including legal and professional fees, non-compete agreements, and costs to integrate the businesses of the two companies.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

4. SEGMENT DATA

   The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Consumer Packaging. The segment data for the three-month periods ended February 28, 1998 and March 1, 1997, respectively, are shown below. Net sales represent sales to unaffiliated customers, as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                                  Quarter Ended
                                                     --------------------------------------
                                                      February 28,              March 1,
                                                          1998                    1997
                                                     --------------          --------------
        NET SALES BY SEGMENT:
         Engine/Mobile Filtration                    $       51,625          $       46,353
         Industrial/Environmental Filtration                 31,621                  26,201
         Consumer Packaging                                  14,540                  14,404
                                                     --------------          --------------
                                                     $       97,786          $       86,958
                                                     ==============          ==============
        OPERATING PROFIT BY SEGMENT:
         Engine/Mobile Filtration                    $        7,418          $        6,282
         Industrial/Environmental Filtration                    538                     214
         Consumer Packaging                                     934                     846
                                                     --------------          --------------
                                                              8,890                   7,342
         Merger-related expenses                                  -                  (2,972)
                                                     --------------          --------------
                                                     $        8,890           $       4,370
                                                     ==============          ==============

Part II - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: FIRST QUARTER OF 1998 COMPARED WITH FIRST QUARTER OF
1997.

CLARCOR reported record sales, operating profit, net earnings and earnings per share in the first quarter of 1998. On March 24, 1998, which was subsequent to the end of the fiscal quarter, CLARCOR's Board of Directors declared a three-for-two stock split of its common shares effected in the form of a 50% stock dividend distributable April 24, 1998. All earnings per share amounts have been adjusted to reflect the stock split. The effect of this stock split has not been reflected in the February 28, 1998 consolidated balance sheet. On February 28, 1997, the Company completed the merger of United Air Specialists, Inc. (UAS) which was accounted for as a pooling of interests, and as a result, all periods presented include UAS. The first quarter of 1997 included the effect of costs related to the UAS merger of $2,972,000 ($2,390,000 or $0.10 basic earnings per share after-tax) and a gain from the sale of marketable securities of $1,706,000 ($1,092,000 or $0.05 basic earnings per share after-tax.)

Net sales of $97,786,000 increased 12.5% from $86,958,000 reported for the first quarter of 1997. The Engine/Mobile Filtration segment reported increased sales of 11.4% to $51,625,000 from $46,353,000 recorded in 1997. The strength of sales to the heavy-duty aftermarket and increased sales of filtration products for the railroad industry contributed to this increase. In addition, sales of light-duty engine filters stabilized reversing a trend of lower sales over the last two years. The Company's Industrial/Environmental Filtration segment, which includes Airguard Industries and UAS, increased sales 20.7% for the 1998 quarter over 1997. This sales increase included a significant sale of gas turbine filtration equipment and filters to an overseas buyer. Excluding this sale, the segment's Airguard Industries sales level increased over 10% for the quarter and UAS' sales increased by over 13% compared to the first quarter of 1997. The Consumer Packaging segment reported a 0.9% increase in sales for the 1998 quarter; however, the 1997 quarter included $1.6 million in sales from the segment's Tube Division which was sold in November 1997. The segment's metal and plastics sales both increased in 1998 compared to 1997.

Operating profit for first quarter 1998 was $8,890,000 which compares to $4,370,000 in 1997. The 1997 operating profit was reduced by merger-related costs of $2,972,000. Excluding the merger costs recorded in 1997, operating profit increased 21.1% to $8,890,000 in 1998 from $7,342,000 in 1997.
Operating profit was 9.1% of net sales in 1998 compared to 8.4%, excluding the merger-related costs, in 1997.

The Engine/Mobile Filtration segment recorded an operating profit increase of 18.1% in the first quarter of 1998 as a result of higher sales volumes, continued productivity improvements, and significantly improved operating results for the segment's light-duty product line from the 1997 quarter. The Industrial/Environmental Filtration segment reported a $324,000 increase in operating profit in 1998 due to increased sales volumes and productivity improvements from both of the segment's operating companies. The Consumer Packaging segment's 10.4% increase in operating profit resulted from higher sales of both metal and plastic products.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Net other expense for the quarter of $357,000 included reduced interest expense and higher interest income than recorded in 1997 as a result of lower debt and higher cash balances during the 1998 quarter. The 1997 quarter also included a $1,706,000 gain from the sale of shares held by the Company in G.U.D. Holdings Ltd. (GUD).

Earnings before income taxes and minority interests for the first quarter of 1998 totaled $8,533,000, up from $5,648,000 in the comparable quarter last year. Excluding the merger-related costs and gain on sale of securities in 1997, earnings before income taxes and minority interests increased to $8,533,000 from $6,914,000 in 1997 and resulted from increased operating profit of $1,548,000 and reduced other expense of $71,000.

The provision for income taxes in 1998 was $3,205,000, an effective rate of 37.6%. Certain of the merger-related costs recorded in 1997 were not fully deductible for tax purposes which created an unusually high effective tax rate of 46.2% of pre-tax earnings in the 1997 quarter.

Net earnings in the first quarter of the current year were $5,337,000, or, as adjusted for the stock split, $0.22 per share on a diluted basis. The 1997 net earnings for the quarter of $3,017,000, or $0.12 per share on a diluted basis as adjusted for the stock split, reflect the merger-related costs and the gain from sale of the GUD shares. Without these two unusual items, 1997 net earnings would have been approximately $4,315,000, or $0.18 per share on a diluted basis as adjusted for the stock split.

Adjusted for the stock split, average shares outstanding were 24,261,292 and diluted average shares outstanding were 24,670,042 at the end of the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $5,669,000 and included increased net earnings and reduced investment in assets, net of liabilities, from the
first quarter of 1997.   Cash flows used in investing activities increased in
the first quarter of 1998 primarily due to the cash used to acquire Air Technologies, Inc. on February 20, 1998. The 1998 quarter also included $2,500,000 received as payment on a note receivable, and the 1997 quarter included the proceeds of $3,322,000 received from the sale of the GUD shares. Cash flows used by financing activities of $3,336,000 in 1998 included payments on long-term debt of $736,000 compared to $3,951,000 in 1997. The additional borrowing of $1,000,000 in first quarter 1997 related to UAS' additional use of a line of credit prior to the merger.

CLARCOR's current operations continue to generate adequate cash to fund operating needs, pay dividends, and provide for the repayment of the Company's long-term debt. Sufficient lines of credit remain available to fund current operating needs. Capital expenditures of approximately $20,000,000 for fiscal year 1998 will be greater than 1997 as a result of an expansion to the Kearney, Nebraska facility.

The Company's financial position at the end of the first quarter was not significantly different from fiscal year-end 1997. Cash and short-term investments totaled $27,408,000 at the end of the quarter, a reduction of $2,916,000 from year-end. On February 20, 1998, the Company

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
completed the acquisition of Air Technologies, Inc. for cash. The current ratio at the end of the first quarter was 2.7:1 compared to 3.0:1 at the end of fiscal 1997. The current year ratio of long-term debt to total capitalization was 17.8% which approximated the level at year-end.

At February 28, 1998, CLARCOR had 16,182,228 shares of common stock outstanding, or as adjusted for the stock split, 24,273,342.

OUTLOOK

Overall the Company's domestic sales and orders remain strong in each of the segments. While not material at current sales levels, some softening in export sales to both Europe and Asia has occurred. Management continues to be watchful over these events and expects to reduce operating costs if these trends become significant to CLARCOR. The Company believes that 1998 will be another record year of sales, operating profit and net earnings for CLARCOR.

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
              ---------------------------------------------------

              At the annual meeting of shareholders of CLARCOR Inc. held on March 24, 1998, all of management's nominees for directors, as listed in the proxy statement dated February 18, 1998, were elected. In addition, the shareholders approved the First Amendment to the CLARCOR Inc. 1994 Incentive Plan, as described in the proxy statement dated February 18, 1998. Without adjustment for the stock split distributable April 24, 1998, the Company had 16,182,228 shares of common stock outstanding as of the close of business on the February 11, 1998 record date, and the holders of 14,652,820 shares of common stock were present at the meeting, in person or by proxy.

              The following amounts do not reflect the three-for-two stock split declared on March 24, 1998 distributable on April 24, 1998.

              The three nominees elected received votes as follows:

                                            For                 Withheld
                                            ---                 --------
              Carl J. Dargene            14,489,881             162,939
              Lawrence E. Gloyd          14,451,709             201,111
              Norman E. Johnson          14,491,250             161,570


              The proposal to approve the First Amendment to the CLARCOR Inc. 1994 Incentive Plan received votes as follows:

                 For           Against               Withheld        Non-votes
                 ---           -------               --------        ---------
              8,939,312       4,612,389              105,429          995,690


Item 6a   -   Exhibit (11), Computations of Per Share Earnings are presented in Note 2 to the financial statements.

Item 6b   -   No Form 8-K was filed for the quarter ended February 28, 1998.
              Subsequent to the end of the quarter, a Form 8-K was filed to announce the three-for-two stock split.

                                  SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CLARCOR INC.
                                 (Registrant)




   April 9, 1998            By           /s/ Bruce A. Klein
-------------------           ------------------------------------------
     (Date)                   Bruce A. Klein, Vice President - Finance
                                     and Chief Financial Officer