Form 10-Q
period 1998-05-30
CLARCOR INC
filed 1998-07-10
CIK 20740

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


                      For the quarter ended May 30, 1998
                                   _______




                    REGISTRANT:  CLARCOR Inc.   (Delaware)
                                   _______

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended May 30, 1998                Commission File Number 1-11024



                                 CLARCOR Inc.
          ---------------------------------------------------------
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


                     24,438,377 common shares outstanding
                   ----------------------------------------

Part I - Item 1

                                CLARCOR Inc.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in thousands)
                                  ________

                                                                May 30,       November 30,
                      ASSETS                                     1998             1997
                                                              -----------     ------------
                                                              (unaudited)
Current assets:
  Cash and short-term cash investments                        $    27,569     $     30,324
  Accounts receivable, less allowance for losses
    of $2,939 for 1998 and $2,106 for 1997                         64,837           62,387
  Inventories:
      Raw materials                                                19,527           19,980
      Work in process                                               8,777            8,547
      Finished products                                            32,370           29,755
                                                              -----------     ------------
         Total inventories                                         60,674           58,282
                                                              -----------     ------------
  Prepaid expenses                                                  1,348            1,417
  Other current assets                                              5,396            8,117
                                                              -----------     ------------
      Total current assets                                        159,824          160,527
                                                              -----------     ------------
Plant assets, at cost                                             186,738          180,619
   less accumulated depreciation                                 (102,757)         (97,714)
                                                              -----------     ------------
                                                                   83,981           82,905
                                                              -----------     ------------
Excess of cost over fair value of assets acquired,
   less accumulated amortization                                   19,616           15,777
Pension assets                                                     15,223           13,897
Other noncurrent assets                                            14,009            9,413
                                                              -----------     ------------
                                                              $   292,653    $     282,519
                                                              ===========     ============

                     LIABILITIES

Current liabilities:
  Current portion of long-term debt                           $       825    $       1,140
  Accounts payable                                                 24,051           22,168
  Income taxes                                                      2,858            4,944
  Accrued and other liabilities                                    25,694           25,985
                                                              -----------     ------------
      Total current liabilities                                    53,428           54,237
                                                              -----------     ------------
Long-term debt, less current portion                               37,606           37,656
Long-term pension liabilities                                       8,643            7,556
Other long-term liabilities                                        10,795           11,011
Minority interests                                                    852              897

Contingencies

                SHAREHOLDERS' EQUITY

Capital stock                                                      24,438           16,162
Retained earnings                                                 154,723          154,843
Other shareholders' equity                                          2,168              157
                                                              -----------     ------------
                                                                  181,329          171,162
                                                              -----------     ------------
                                                              $   292,653     $    282,519
                                                              ===========     ============

           See Notes to Consolidated Condensed Financial Statements

                                 CLARCOR Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                 (Dollars in thousands except per share data)
                                 (Unaudited)
                                  _________

                                                       Three Months Ended              Six Months Ended
                                                   --------------------------      -------------------------
                                                      May 30,        May 31,        May 30,        May 31,
                                                       1998           1997           1998           1997
                                                   ----------   -------------      -----------   ------------
Net sales                                         $   107,266   $     96,684       $   205,052   $   183,642
Cost of sales                                          72,417         66,818           141,428       129,268
                                                   ----------   -------------      -----------   ------------
  Gross profit                                         34,849         29,866            63,624        54,374

Selling and administrative expenses                    21,434         17,995            41,319        35,161
Merger-related expenses                                     -              -                 -         2,972
                                                   ----------   -------------      -----------   ------------
  Operating profit                                     13,415         11,871            22,305        16,241
                                                   ----------   -------------      -----------   ------------
Other income (expense):
 Interest expense                                        (614)          (635)           (1,178)       (1,440)
 Interest income                                          195            171               633           459
 Gain on sale of marketable securities                      -              -                 -         1,706
 Other, net                                              (183)          (143)             (414)          (54)
                                                   ----------   -------------      -----------   ------------
                                                         (602)          (607)             (959)          671
                                                   ----------   -------------      -----------   ------------
  Earnings before income taxes and
   minority interests                                  12,813         11,264            21,346        16,912

Provision for income taxes                              4,753          4,176             7,958         6,786
                                                   ----------   -------------      -----------   ------------
  Earnings before minority interests                    8,060          7,088            13,388        10,126

Minority interests in earnings of subsidiaries            (30)           (40)              (21)          (61)
                                                   ----------   -------------      -----------   ------------
Net earnings                                      $     8,030   $      7,048      $     13,367   $    10,065
                                                   ==========   =============      ===========   ============
Net earnings per common share *
  Basic                                           $      0.33   $       0.29      $       0.55   $      0.42
                                                   ==========   =============      ===========   ============
  Diluted                                         $      0.32           0.29              0.54          0.41
                                                   ==========   =============      ===========   ============
Average number of common shares outstanding *
  Basic                                            24,396,524     24,116,004        24,336,846    24,047,133
                                                   ==========   =============      ===========   ============
  Diluted                                          24,784,824     24,412,553        24,642,138    24,338,402
                                                   ==========   =============      ===========   ============
Dividends paid per share *                        $    0.1100   $     0.1083      $     0.2200   $    0.2166
                                                   ==========   =============      ===========   ============

*Adjusted to reflect a three-for-two stock split effective April 24, 1998.

           See Notes to Consolidated Condensed Financial Statements
                                 Page 3 of 13

                                 CLARCOR Inc.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)
                                   ________

                                                                    Six Months Ended
                                                                  ---------------------
                                                                    May 30,     May 31,
                                                                     1998        1997
                                                                  ----------   --------
Cash flows from operating activities:
  Net earnings                                                      $13,367    $ 10,065
  Depreciation and amortization                                       6,220       5,911
  Gain on sale of marketable securities                                 -        (1,706)
  Changes in assets and liabilities                                  (8,476)     (5,239)
  Other, net                                                             92        (192)
                                                                  ----------   --------
         Net cash provided by operating activities                   11,203       8,839
                                                                  ----------   --------
Cash flows from investing activities:
  Additions to plant assets                                          (6,948)     (5,377)
  Business acquisitions, net of cash acquired                        (4,800)       (846)
  Investment in affiliate                                              (260)        (38)
  Proceeds from sale of marketable securities                           -         3,322
  Proceeds from note receivable                                       2,500         -
  Dispositions of plant assets                                          510         302
                                                                  ----------   --------
         Net cash used in investing activities                       (8,998)     (2,637)
                                                                  ----------   --------
Cash flows from financing activities:
  Borrowings under long-term debt                                       -         1,000
  Reduction of long-term debt                                        (1,127)    (12,845)
  Cash dividends paid                                                (5,342)     (5,005)
  Other, net                                                          1,556       1,211
                                                                  ----------   --------
         Net cash used in financing activities                       (4,913)    (15,639)
                                                                  ----------   --------
Net effect of exchange rate changes on cash                             (47)       (101)
                                                                  ----------   --------
Net change in cash and short-term cash investments                   (2,755)     (9,538)

Cash and short-term cash investments,
  beginning of period                                                30,324      18,827
                                                                  ----------   --------
Cash and short-term cash investments,
  end of period                                                     $27,569    $  9,289
                                                                  ==========   ========
Cash paid during the period for:
  Interest                                                          $ 1,231    $  1,567
                                                                  ==========   ========
  Income taxes                                                      $ 8,958    $  6,622
                                                                  ==========   ========


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

     The consolidated condensed balance sheet as of May 30, 1998, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended May 30, 1998, and May 31, 1997, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 1997 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended May 30, 1998 are not necessarily indicative of the operating results for the full year.


2.   STOCK SPLIT AND EARNINGS PER SHARE

     On March 24, 1998, the Company declared a three-for-two stock split effected in the form of a 50% stock dividend distributable April 24, 1998 to shareholders of record April 10, 1998. In connection therewith, the Company transferred $8,145 from retained earnings to common stock, representing the par value of additional shares issued. All share and per share amounts for all periods presented have been adjusted to reflect the stock split.

     During the quarter ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (EPS), which simplifies the calculation of earnings per share and requires presentation of both basic and diluted earnings per share on the Consolidated Condensed Statements of Earnings. Diluted earnings per share reflects the impact of outstanding stock options if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted EPS.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

2.   STOCK SPLIT AND EARNINGS PER SHARE (Continued)

                                                                       Quarter Ended           Six Months Ended
                                                                -------------------------    ------------------------
                                                                  May 30,      May 31,         May 30,      May 31,
                                                                   1998         1997            1998         1997
                                                                -------------------------    ------------------------
Net Earnings (Numerator)                                        $     8,030 $     7,048      $    13,367  $    10,065

Basic EPS:
  Weighted average number of common
  shares outstanding (denominator)                               24,396,524  24,116,004       24,336,846   24,047,133

    Basic per share amount                                      $      0.33 $      0.29      $      0.55  $      0.42

Diluted EPS:
  Weighted average number of common
   shares outstanding                                            24,396,524  24,116,004       24,336,846   24,047,133
  Effect of dilutive securities due to
   stock options                                                    388,300     296,549          305,292      291,269
                                                                -----------  ------------    -----------  -----------
    Diluted weighted average number
     of common shares outstanding
     (denominator)                                               24,784,824  24,412,553       24,642,138   24,338,402

    Diluted per share amount                                    $      0.32 $      0.29      $      0.54  $      0.41

3.   BUSINESS COMBINATIONS AND MERGER-RELATED COSTS

     On February 20, 1998, the Company purchased Air Technologies, Inc.
     (ATI), an Ottawa, Kansas manufacturer of air filtration products for cash. ATI is part of Airguard Industries Inc., a subsidiary of the Company. The acquisition did not have a significant impact on the results of the Company.

     On February 28, 1997, the Company completed its acquisition of United
     Air Specialists, Inc. (UAS), a manufacturer of air quality equipment based in Cincinnati, Ohio. The Company issued 1,622,612 shares (on a post-split basis) of its common stock in exchange for all the shares of UAS stock. Additional shares of its common stock (approximately 191,385 shares on a post-split basis) will be issued upon exercise of UAS options. The transaction has been structured as a statutory merger accounted for as a
     pooling of interests.   As a result of the acquisition, UAS became a
     subsidiary of the Company. During the first quarter of 1997, the Company incurred a one-time pre-tax charge of $2,972 ($2,390 net of tax) covering the costs of the merger including legal and professional fees, non-compete agreements, and costs to integrate the businesses of the two companies.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

4.   SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Consumer Packaging. The segment data for the quarter and six-month periods ended May 30, 1998 and May 31, 1997, respectively, are shown below. Net sales represent sales to unaffiliated customers, as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                           1998
                                            --------------------------------------
                                                 Quarter Ended
                                            -----------------------        Six
                                            Feb. 28         May 30        Months
                                            --------------------------------------
NET SALES BY SEGMENT:
  Engine/Mobile Filtration                  $51,625        $ 57,916       $109,541
  Industrial/Environmental Filtration        31,621          32,442         64,063
  Consumer Packaging                         14,540          16,908         31,448
                                            --------------------------------------
                                            $97,786        $107,266       $205,052
                                            ======================================
OPERATING PROFIT BY SEGMENT:
  Engine/Mobile Filtration                  $ 7,418        $ 10,210       $ 17,628
  Industrial/Environmental Filtration           538           1,332          1,870
  Consumer Packaging                            934           1,873          2,807
                                            --------------------------------------
                                            $ 8,890        $ 13,415       $ 22,305
                                            ======================================



                                                           1997
                                            --------------------------------------
                                                 Quarter Ended
                                            -----------------------        Six
                                            March 1         May 31        Months
                                            --------------------------------------
NET SALES BY SEGMENT:
  Engine/Mobile Filtration                  $46,353        $53,526        $ 99,879
  Industrial/Environmental Filtration        26,201         25,778          51,979
  Consumer Packaging                         14,404         17,380          31,784
                                            --------------------------------------
                                            $86,958        $96,684        $183,642
                                            ======================================
OPERATING PROFIT BY SEGMENT:
  Engine/Mobile Filtration                  $ 6,282        $ 9,065        $ 15,347
  Industrial/Environmental Filtration           214            772             986
  Consumer Packaging                            846          2,034           2,880
                                            --------------------------------------
                                              7,342         11,871          19,213
  Merger-related expenses                    (2,972)             -          (2,972)
                                            --------------------------------------
                                            $ 4,370        $11,871        $ 16,241
                                            ======================================

Part II - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 24, 1998, CLARCOR's Board of Directors declared a three-for-two stock split of its common shares effected in the form of a 50% stock dividend effective April 24, 1998. All appropriate amounts have been adjusted to reflect the stock split. On February 28, 1997, the Company completed the merger with United Air Specialists, Inc. (UAS) which was accounted for as a pooling of interests, and as a result, all periods presented include UAS. The first quarter of 1997 included the effect of costs related to the UAS merger of $2,972,000 (after-tax, $2,390,000 or $0.10 basic and diluted earnings per share) and a gain from the sale of marketable securities of $1,706,000 (after-tax, $1,092,000 or $0.05 basic and $0.04 diluted earnings per share).

RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER OF 1997.

CLARCOR's results of operations in the second quarter of 1998 were at record levels as a result of strong performance by the Company's filtration segments.

Net sales of $107,266,000 increased 10.9% over the 1997 quarter. The Engine/Mobile Filtration segment recorded increased sales of 8.2% over the 1997 quarter as a result of higher levels of shipments for each product line, heavy-duty, light-duty and railroad filtration products. The Industrial/Environmental Filtration segment recorded a 25.8% increase in sales over the 1997 quarter as a result of increased shipments for both Airguard and UAS and the additional sales from ATI. Excluding the ATI sales, the segment's second quarter sales increased approximately 17% over 1997. Net sales for the Consumer Packaging segment were 2.7% lower, primarily as a result of the sale in the fourth quarter of 1997 of the segment's aluminum tube division. Excluding the impact of the tube sales in 1997, sales from the segment's ongoing operations increased approximately 8.6% over 1997.

Operating profit for the second quarter 1998 increased 13.0% from the 1997 quarter and resulted primarily from the increased shipment levels and
productivity increases.   Operating margin for the quarter increased to 12.5%
compared to 9.1% for the first quarter of 1998 and 12.3% for the second quarter of 1997. Competitive pricing pressure in each segment continues to be offset by cost reductions and productivity improvements. The Engine/Mobile Filtration segment's operating profit increased 12.6% on the strength of the higher sales levels and from productivity increases at each of the manufacturing facilities. Substantially improved operating profit by the Industrial/Environmental Filtration segment resulted from significant increases in sales for the quarter and the ongoing manufacturing improvement initiatives at each location. Operating profit was 7.9% lower for the Consumer Packaging segment. The lower level of operating profit resulted from a change in the product mix of shipments for the quarter, charges related to several customer accounts which are being closely monitored for collection, and the profit included in 1997 from the Tube Division which did not recur in 1998.

Earnings before income taxes and minority interests increased to $12,813,000 from $11,264,000 recorded in the 1997 quarter primarily as a result of the $1,544,000 increase in operating profit. Net other expense was approximately $600,000 in both quarters.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

The provision for income taxes increased to $4,753,000 in 1998 and the effective tax rate was 37.1% for both the 1998 and 1997 quarters.

Net earnings for the quarter of $8,030,000 resulted in basic earnings per share of $0.33 compared to $0.29 in 1997, an increase of 13.8% and diluted earnings per share increased 10.3% to $0.32 compared to $0.29 in the 1997 quarter.

SIX MONTHS 1998 COMPARED TO SIX MONTHS OF 1997.

Net sales of $205,052,000 increased 11.7% from $183,642,000 reported for the first six months of fiscal 1997. The Engine/Mobile Filtration segment reported increased sales of 9.7% to $109,541,000 from $99,879,000 recorded in 1997.
This increase resulted from growth in heavy-duty and light-duty aftermarket sales and increased sales of filtration products for the railroad industry.
The Company's Industrial/Environmental Filtration segment recorded increased sales of 23.2% for 1998 over 1997. This sales increase included a significant sale in the first quarter of 1998 of gas turbine filtration equipment and filters to an overseas buyer. Excluding this sale, the segment's sales level increased approximately 18% over 1997 and included higher sales for both Airguard and UAS compared to 1997 and ATI sales from the February 20, 1998 acquisition date. The Consumer Packaging segment reported a 1.1% decrease in sales for the 1998 six-month period; however, the 1997 period included approximately $3,500,000 in sales from the segment's Tube Division which was sold in November 1997. Excluding the sales from the Tube Division in 1997, the segment's 1998 sales increased 11.1% for the six-month period. The segment's metal and plastics sales both increased in 1998 compared to 1997.

Operating profit for the 1998 six-month period was $22,305,000, which compares to $16,241,000 in 1997. The 1997 operating profit was reduced by merger-related costs of $2,972,000. Excluding the merger costs recorded in 1997, operating profit increased 16.1% to $22,305,000 in 1998 from $19,213,000 in 1997. Operating profit was 10.9% of net sales in 1998 compared to 10.5%, excluding the merger-related costs, in 1997.

The Engine/Mobile Filtration segment recorded an operating profit increase of 14.9% in the 1998 six-month period as a result of higher sales volumes, continued productivity improvements, and significantly improved operating results for the segment's light-duty product line from the 1997 six-month period. The Industrial/Environmental Filtration segment reported an increase of $884,000 in operating profit in 1998 to $1,870,000 due to increased sales volumes and productivity improvements from both of the segment's operating companies. Although the Consumer Packaging segment benefited from higher sales levels from both the metal and plastic product lines, operating profit decreased 2.5% as a result of product mix changes, charges for several customer account balances, and the 1997 profit from the Tube Division which did not recur in 1998.

Net other expense of $959,000 in 1998 included reduced interest expense and higher interest income than recorded in 1997 as a result of lower debt and higher cash balances during the 1998 six-month period. The first quarter of 1997 also included a $1,706,000 gain from the sale of shares held by the Company in G.U.D. Holdings Ltd. (GUD).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Earnings before income taxes and minority interests for the first six months of 1998 totaled $21,346,000, up from $16,912,000 in the comparable period last year. Excluding the merger-related costs and gain on sale of securities in 1997, earnings before income taxes and minority interests increased to $21,346,000 from $18,178,000 in 1997 and resulted from increased operating profit of $3,092,000 and reduced other expense of $76,000.

The provision for income taxes in 1998 was $7,958,000, an effective rate of 37.3%. Certain of the merger-related costs recorded in 1997 were not fully deductible for tax purposes which created an unusually high effective tax rate of 40.1% of pre-tax earnings for the six-month 1997 period.

Net earnings in the 1998 period year were $13,367,000, or $0.55 basic earnings per share and $0.54 per share on a diluted basis. The 1997 net earnings for the six-month period of $10,065,000, or $0.42 basic earnings per share and $0.41 on a diluted basis, reflect the merger-related costs and the gain from the sale of the GUD shares. Without these two unusual items, 1997 net earnings would have been approximately $11,363,000, or $0.47 per share on a basic and diluted basis.

Average shares outstanding were 24,336,846 and diluted average shares outstanding were 24,642,138 at the end of six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $11,203,000 and included increased net earnings offset by increased investment in assets, net of
liabilities, from the first six months of 1997.   Cash flows used in investing
activities increased in the 1998 period primarily due to the cash used to acquire Air Technologies, Inc. on February 20, 1998. The 1998 period also included $2,500,000 received as payment on a note receivable, and the 1997 period included the proceeds of $3,322,000 received from the sale of the GUD shares. Cash flows used by financing activities of $4,913,000 in 1998 included payments on long-term debt of $1,127,000 and cash dividend payments of $5,342,000. The debt payments of $12,845,000 were higher in 1997 due to the required payment schedules and payments on certain high cost debt assumed in the UAS merger. The additional borrowing of $1,000,000, which occurred in first quarter 1997, was related to UAS' additional use of a line of credit prior to the merger.

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

The Company's financial position at the end of the second quarter was not significantly different from fiscal year-end 1997. Cash and short-term investments totaled $27,569,000 at the end of the quarter, a reduction of $2,755,000 from year-end. On February 20, 1998, the Company

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
completed the acquisition of Air Technologies, Inc. for cash. The current ratio at the end of the second quarter was 3.0:1, the same level as at the end of fiscal 1997. The current year ratio of long-term debt to total capitalization was 17.2% compared to 18.0%, the level at year-end 1997.

At the end of the second quarter, CLARCOR had 24,438,377 shares of common stock outstanding.

OUTLOOK

The Company's domestic sales and order rate remain strong, although a slowdown in order volume was noticed near the end of the second quarter. In addition, as reported at the end of the first quarter of 1998, the softening in export sales to both Europe and Asia has continued throughout the second quarter. Management continues to be watchful over these events and expects to reduce operating costs, particularly in administrative areas, if these trends continue or become significant to CLARCOR. The Company believes that 1998 will be another record year of sales, operating profit and net earnings for CLARCOR.

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

Part II - Other Information



Item 6a   -  Exhibit (11), Computations of Per Share Earnings are presented in Note 2 to the financial statements.

Item 6b   -  A Form 8-K was filed during the second quarter to report a three-for-two stock split declared by the Board of Directors on March 24, 1998 to shareholders of record on April 10, 1998 effective April 24, 1998.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CLARCOR INC.
                                    (Registrant)


   July 10, 1998                    By     /s/ Bruce A. Klein
--------------------                  ----------------------------------------
       (Date)                         Bruce A. Klein, Vice President - Finance
                                             and Chief Financial Officer