Form 10-Q
period 1998-08-29
CLARCOR INC
filed 1998-10-13
CIK 20740

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


                    For the quarter ended August 29, 1998
                                   _______




                   REGISTRANT:  CLARCOR Inc.   (Delaware)

                                  FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended August 29, 1998             Commission File Number 1-11024

                                CLARCOR Inc.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

           DELAWARE                                              36-0922490
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                  61125
----------------------------------------------------              ------------
    (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code            815-962-8867
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


                    24,395,240 common shares outstanding
                    ------------------------------------

Part I - Item 1
---------------

                                  CLARCOR Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                 -------------


                                                          August 29,         November 30,
                     ASSETS                                  1998                1997
                                                          -----------        -----------
                                                          (unaudited)
Current assets:
  Cash and short-term cash investments                    $   30,886         $   30,324
  Accounts receivable, less allowance for losses
    of $2,381 for 1998 and $2,106 for 1997                    66,450             62,387
  Inventories:
      Raw materials                                           18,597             19,980
      Work in process                                          8,655              8,547
      Finished products                                       34,606             29,755
                                                          -----------        -----------
         Total inventories                                    61,858             58,282
                                                          -----------        -----------
  Prepaid expenses                                             1,763              1,417
  Other current assets                                         5,303              8,117
                                                          -----------        -----------
            Total current assets                             166,260            160,527
                                                          -----------        -----------
Plant assets, at cost                                        189,224            180,619
   less accumulated depreciation                            (105,207)           (97,714)
                                                          -----------        -----------
                                                              84,017             82,905
                                                          -----------        -----------
Excess of cost over fair value of assets acquired,
   less accumulated amortization                              21,237             15,777
Pension assets                                                15,972             13,897
Other noncurrent assets                                       14,367              9,413
                                                          -----------        -----------
                                                          $  301,853         $  282,519
                                                          ===========        ===========
                  LIABILITIES

Current liabilities:
  Current portion of long-term debt                       $      604         $    1,140
  Accounts payable                                            24,849             22,168
  Income taxes                                                 5,614              4,944
  Accrued and other liabilities                               27,286             25,985
                                                          -----------        -----------
            Total current liabilities                         58,353             54,237
                                                          -----------        -----------
Long-term debt, less current portion                          36,713             37,656
Long-term pension liabilities                                  9,251              7,556
Other long-term liabilities                                   10,710             11,011
Minority interests                                               224                897

Contingencies

                  SHAREHOLDERS' EQUITY

Capital stock                                                 24,395             16,162
Retained earnings                                            160,812            154,843
Other shareholders' equity                                     1,395                157
                                                          -----------        -----------
                                                             186,602            171,162
                                                          -----------        -----------
                                                          $  301,853         $  282,519
                                                          ===========        ===========


            See Notes to Consolidated Condensed Financial Statements
                                  Page 2 of 14

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                  (Unaudited)
                                   ---------

                                                               Three Months Ended                 Nine Months Ended
                                                         ----------------------------      -----------------------------
                                                            August 29,      August 30,         August 29,      August 30,
                                                               1998            1997               1998            1997
                                                         ------------     -----------      -------------     -----------
Net sales                                                $    110,058       $ 104,636      $     315,110     $   288,278
Cost of sales                                                  75,360          72,525            216,788         201,793
                                                         ------------     -----------      -------------     -----------
  Gross profit                                                 34,698          32,111             98,322          86,485

Selling and administrative expenses                            21,680          18,576             62,999          53,737
Merger-related expenses                                           -               -                  -             2,972
                                                         ------------     -----------      -------------     -----------
  Operating profit                                             13,018          13,535             35,323          29,776
                                                         ------------     -----------      -------------     -----------
Other income (expense):
 Interest expense                                                (588)           (623)            (1,766)         (2,063)
 Interest income                                                  348             247                981             706
 Gain on sale of marketable securities                            -               -                  -             1,706
 Other, net                                                     1,112            (189)               698            (243)
                                                         ------------     -----------      -------------     -----------
                                                                  872            (565)               (87)            106
                                                         ------------     -----------      -------------     -----------
  Earnings before income taxes and
   minority interests                                          13,890          12,970             35,236          29,882

Provision for income taxes                                      5,154           4,848             13,112          11,634
                                                         ------------     -----------      -------------     -----------
  Earnings before minority interests                            8,736           8,122             22,124          18,248

Minority interests in (earnings) loss of subsidiaries              33             (37)                12             (98)
                                                         ------------     -----------      -------------     -----------
Net earnings                                             $      8,769     $     8,085      $      22,136     $    18,150
                                                         ============     ===========      =============     ===========
Net earnings per common share *
  Basic                                                  $       0.36     $      0.33      $        0.91     $      0.75
                                                         ============     ===========      =============     ===========
  Diluted                                                $       0.35     $      0.33      $        0.89     $      0.75
                                                         ============     ===========      =============     ===========
Average number of common shares outstanding *
  Basic                                                    24,435,749      24,216,525         24,366,254      24,100,431
                                                         ============     ===========      =============     ===========
  Diluted                                                  24,937,391      24,556,136         24,917,298      24,341,072
                                                         ============     ===========      =============     ===========
Dividends paid per share *                               $     0.1100     $    0.1083      $      0.3300     $    0.3250
                                                         ============     ===========      =============     ===========


*Adjusted to reflect a three-for-two stock split effective April 24, 1998.


            See Notes to Consolidated Condensed Financial Statements
                                  Page 3 of 14

                                  CLARCOR Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)
                                   ---------

                                                                 Nine Months Ended
                                                               ----------------------
                                                               August 29,   August 30,
                                                                  1998         1997
                                                               ---------    ---------
Cash flows from operating activities:
  Net earnings                                                 $  22,136       18,150
  Depreciation and amortization                                    9,600        9,114
  Gain on sale of marketable securities                              -         (1,706)
  Changes in assets and liabilities                               (5,886)      (2,117)
  Net gain on dispositions of plant assets                        (1,298)        (136)
  Other, net                                                         (12)         (98)
                                                               ---------    ---------
         Net cash provided by operating activities                24,540       23,207
                                                               ---------    ---------
Cash flows from investing activities:
  Additions to plant assets                                      (10,447)      (7,524)
  Business acquisitions, net of cash acquired                     (7,984)        (796)
  Investment in affiliate                                           (523)         (36)
  Proceeds from sale of marketable securities                        -          3,322
  Proceeds from note receivable                                    2,500          -
  Dispositions of plant assets                                     2,160          408
                                                               ---------    ---------
         Net cash used in investing activities                   (14,294)      (4,626)
                                                               ---------    ---------
Cash flows from financing activities:
  Borrowings under long-term debt                                    -          1,000
  Reduction of long-term debt                                     (2,241)     (13,739)
  Purchases of treasury stock                                     (1,135)         -
  Cash dividends paid                                             (8,023)      (7,616)
  Other, net                                                       1,758        1,255
                                                               ---------    ---------
         Net cash used in financing activities                    (9,641)     (19,100)
                                                               ---------    ---------
Net effect of exchange rate changes on cash                          (43)         (80)
                                                               ---------    ---------
Net change in cash and short-term cash investments                   562         (599)

Cash and short-term cash investments,
  beginning of period                                             30,324       18,827
                                                               ---------    ---------
Cash and short-term cash investments,
  end of period                                                $  30,886    $  18,228
                                                               =========    =========

Cash paid during the period for:
  Interest                                                     $   1,972        2,563
                                                               =========    =========
  Income taxes                                                 $  11,044       10,300
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

     The consolidated condensed balance sheet as of August 29, 1998, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended August 29, 1998, and August 30, 1997, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 1997 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended August 29, 1998 are not necessarily indicative of the operating results for the full year.


2.   STOCK SPLIT AND EARNINGS PER SHARE

     On March 24, 1998, the Company declared a three-for-two stock split in the form of a 50% stock dividend distributable April 24, 1998 to shareholders of record April 10, 1998. In connection therewith, the Company transferred $8,145 from retained earnings to common stock, representing the par value of additional shares issued. All share and per share amounts for all periods presented have been adjusted to reflect the stock split.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

2.   STOCK SPLIT AND EARNINGS PER SHARE (Continued)

                                                                    Quarter Ended           Nine Months Ended
                                                               -----------------------   -----------------------
                                                               August 29,   August 30,   August 29,   August 30,
                                                                  1998         1997         1998         1997
                                                               -----------------------   -----------------------
Net Earnings (Numerator)                                           $8,769        $8,085     $22,136       $18,150
Basic EPS:
     Weighted average number of common
     shares outstanding (denominator)                          24,435,749    24,216,525  24,366,254    24,100,431
         Basic per share amount                                     $0.36         $0.33       $0.91         $0.75
Diluted EPS:
     Weighted average number of common
      shares outstanding                                       24,435,749    24,216,525  24,366,254    24,100,431
     Effect of dilutive securities due to
      stock options                                               501,642       339,611     551,044       240,641
                                                               ----------    ----------  ----------    ----------
     Diluted weighted average number
      of common shares outstanding
      (denominator)                                            24,937,391    24,556,136  24,917,298    24,341,072
     Diluted per share amount                                       $0.35         $0.33       $0.89         $0.75

     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:


                                                          Weighted
                                                      Average Exercise
                                        Options            Price
                                        -------       ----------------
Third quarter ended August 29, 1998     508,864            $19.86
Nine months ended August 29, 1998        74,239            $21.49

3.   BUSINESS COMBINATIONS AND MERGER-RELATED COSTS

     On February 20, 1998, the Company purchased Air Technologies, Inc.
     (ATI), an Ottawa, Kansas manufacturer of air filtration products for cash. ATI is part of Airguard Industries Inc., a subsidiary of the Company. During the third quarter of 1998, the Company purchased a small Airguard distributor for cash. These acquisitions did not have a significant impact on the results of the Company.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

3.   BUSINESS COMBINATIONS AND MERGER-RELATED COSTS (Continued)

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


4.   TREASURY STOCK TRANSACTIONS

     During the quarter ended August 29, 1998, the Company purchased and retired 65,000 shares of common stock held in treasury. All such shares resumed the status of authorized and unissued shares of common stock of the Company. Subsequent to the end of the third quarter, the Company purchased and retired an additional 463,691 shares.


5.   SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Consumer Packaging. The segment data for the quarter and nine-month periods ended August 29, 1998 and August 30, 1997, respectively, are shown below. Net sales represent sales to unaffiliated customers, as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                          1998                               1997
                                              ------------------------------   ----------------------------
                                              Quarter Ended        Nine        Quarter Ended       Nine
                     (Dollars in Thousands)     August 29         Months         August 30        Months
                                              ------------------------------   ----------------------------
NET SALES BY SEGMENT:
  Engine/Mobile Filtration                          $ 56,936        $166,477         $ 54,247      $154,126
  Industrial/Environmental Filtration                 35,202          99,265           29,250        81,229
  Consumer Products                                   17,920          49,368           21,139        52,923
                                                    ------------------------         ----------------------
                                                    $110,058        $315,110         $104,636      $288,278
                                                    ========================         ======================
OPERATING PROFIT BY SEGMENT:
  Engine/Mobile Filtration                          $  9,990        $ 27,618         $  9,528      $ 24,875
  Industrial/Environmental Filtration                  1,996           3,866            1,435         2,421
  Consumer Products                                    1,032           3,839            2,572         5,452
                                                    ------------------------         ----------------------
                                                      13,018          35,323           13,535        32,748
  Merger-related expenses                                  -               -                -        (2,972)
                                                    ------------------------         ----------------------
                                                    $ 13,018        $ 35,323         $ 13,535      $ 29,776
                                                    ========================         ======================

Part II - Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On March 24, 1998, CLARCOR's Board of Directors declared a three-for-two stock split of its common shares in the form of a 50% stock dividend effective April 24, 1998. All appropriate amounts have been adjusted to reflect the stock split. On February 28, 1997, the Company completed the merger with United Air Specialists, Inc. (UAS) which was accounted for as a pooling of interests, and as a result, all periods presented include UAS.

RESULTS OF OPERATIONS

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER OF 1997.

CLARCOR's results of operations in the third quarter of 1998 reflect higher sales levels and improved operating profit from the Company's two filtration segments, but lower sales and operating profit from its Consumer Packaging segment compared to the 1997 third quarter.

Net sales of $110,058,000 increased 5.2% over the 1997 quarter. The Engine/Mobile Filtration segment recorded increased sales of 5.0% over the 1997 quarter as a result of higher domestic sales of heavy-duty, light-duty and railroad filtration products although international sales were lower in third quarter, 1998. The Industrial/Environmental Filtration segment recorded a 20.3% increase in sales over the 1997 quarter as a result of increased domestic shipments which were partially offset by lower international sales. The 1998 quarter also included sales from the acquisition of Air Technologies, Inc.
(ATI) in February 1998. Excluding the third quarter sales from ATI, the segment's sales increased approximately 12%. Net sales for the Consumer Packaging segment were 15.2% lower primarily as a result of reduced sales of promotional products. In addition, the 1997 quarter included sales from the Tube Division which was sold during the fourth quarter, 1997. Excluding the 1997 tube sales, sales from the segment's ongoing operations decreased approximately 7.9% from 1997.

Operating profit for the third quarter 1998 decreased 3.8% from the 1997 quarter and resulted from increased profit levels from the filtration segments offset by lower profit from the Consumer Packaging segment. Competitive pricing pressure in each segment continued to be offset by cost reductions and productivity improvements. The Engine/Mobile Filtration segment's operating profit increased 4.8% on the strength of higher sales levels and productivity increases but was negatively impacted by competitive pricing pressures. The segment's operating margin of 17.5% for the third quarter 1998 compared to 17.6% recorded in the same quarter of 1997. Substantially improved operating profit by the Industrial/Environment Filtration segment resulted from significant increases in sales for the quarter and continued improvement in manufacturing productivity at each location. Operating profit of $1,032,000 from the Consumer Packaging segment was significantly lower than the 1997 quarter due to lower sales, primarily of promotional products, and a $1,600,000 charge during the quarter due to a customer bankruptcy. During the second quarter of 1998, approximately $500,000 was reserved due to anticipated collection problems associated with this promotional customer.

Net other income of $872,000 included a $1,300,000 gain on the third quarter 1998 sale of a building that formerly housed the Consumer Packaging segment's Tube Division, which was sold

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

in 1997. Excluding the third quarter 1998 gain, net other expense totaled $428,000 which compares to $565,000 recorded in the same quarter of 1997. The reduced net other expense for 1998 resulted principally from lower interest expense and higher interest income.

Earnings before income taxes and minority interests increased to $13,890,000 from $12,970,000 recorded in the 1997 quarter primarily as a result of the $517,000 decrease in operating profit offset by the $1,437,000 increase in net other income.

The provision for income taxes increased to $5,154,000 in 1998 and the effective tax rate was 37.1% and compares to 37.4% recorded in the 1997 quarter.

Net earnings for the quarter of $8,769,000 resulted in basic earnings per share of $0.36 compared to $0.33 in 1997, an increase of 9.1%, and diluted earnings per share increased 6.1% to $0.35 compared to $0.33 in the 1997 quarter.

NINE MONTHS 1998 COMPARED TO NINE MONTHS OF 1997.

Net sales of $315,110,000 increased 9.3% from $288,278,000 reported for the first nine months of fiscal 1997. The Engine/Mobile Filtration segment reported increased sales of 8.0% to $166,477,000 from $154,126,000 recorded in 1997. This increase resulted from growth in heavy-duty and light-duty domestic aftermarket sales and increased sales of filtration products for the railroad industry.

The Company's Industrial/Environmental Filtration segment recorded increased sales of 22.2% for 1998 over 1997. This sales increase included a significant sale in the first quarter of 1998 of gas turbine filtration equipment and filters to an overseas buyer and higher domestic sales for both Airguard and UAS compared to the nine month 1997 results. Sales from ATI are also included in 1998 from the acquisition date of February 20, 1998.

The Consumer Packaging segment reported a 6.7% decrease in sales for the 1998 nine-month period; however, the 1997 period included approximately $5,200,000 in sales from the segment's Tube Division which was sold in November 1997. Excluding the sales from the Tube Division in 1997, the segment's 1998 sales increased 3.4% for the nine-month period as a result of increased promotional sales early in 1998.

Operating profit for the 1998 nine-month period was $35,323,000 that compares to $29,776,000 in 1997. The 1997 operating profit was reduced by merger-related costs of $2,972,000. Excluding the merger costs recorded in 1997, operating profit increased 7.9% to $35,323,000 in 1998 from $32,748,000 in 1997. Operating profit was 11.2% of net sales in 1998 compared to 11.4%, excluding the merger-related costs, in 1997. The strength of the U.S. dollar had a limited impact on operating profit from foreign sales in 1998. Foreign sales totaled approximately 17% of total net sales with the majority of those sales denominated in U.S. dollars.

The Engine/Mobile Filtration segment recorded an operating profit increase of 11.0% in the 1998 nine-month period as a result of higher sales volumes offset by competitive pricing pressures, continued productivity improvements, and improved operating results for the segment's light-duty

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

product line from the 1997 nine-month period. The Industrial/Environmental Filtration segment reported an increase of $1,445,000, or 59.7%, in operating profit in 1998 due to increased sales volumes and productivity improvements from both of the segment's operating companies. The Consumer Packaging segment reported significantly lower operating profit due to lower third quarter sales, a significant charge of approximately $2,100,000 due a customer bankruptcy, and the 1997 profit from the Tube Division which did not recur in 1998.

Net other expense of $87,000 in 1998 included the third quarter gain of $1,300,000 and reduced interest expense and higher interest income than recorded in 1997 as a result of lower debt and higher cash balances during the 1998 nine-month period. The first quarter of 1997 also included a $1,706,000 gain from the sale of shares held by the Company in G.U.D. Holdings Ltd. (GUD).

Earnings before income taxes and minority interests for the first nine months of 1998 totaled $35,236,000, up from $29,882,000 in the comparable period last year.

The provision for income taxes in 1998 was $13,112,000, an effective rate of 37.2%. Certain of the merger-related costs recorded in 1997 were not fully deductible for tax purposes which created an unusually high effective tax rate of 38.9% of pre-tax earnings for the nine-month 1997 period.

Net earnings in the 1998 period were $22,136,000, or $0.91 basic earnings per share and $0.89 per share on a diluted basis. The 1997 net earnings for the nine-month period were $18,150,000, or $0.75 basic and diluted earnings per share.

Average shares outstanding were 24,366,254 and diluted average shares outstanding were 24,917,298 at the end of nine months of 1998. The Company repurchased and retired 65,000 shares during the 1998 third quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months 1998 totaled $24,540,000 and included increased net earnings offset by increased investment in assets, net of liabilities, compared to the first nine months of 1997. Cash flows used in investing activities increased in the 1998 nine-month period due to $7,984,000 used primarily to acquire Air Technologies, Inc. on February 20, 1998 and an Airguard distributor during the 1998 third quarter, and higher plant asset additions which totaled $10,447,000. The 1998 period also included $2,500,000 received as payment on a note receivable and the 1997 period included the proceeds of $3,322,000 received from the sale of the GUD shares. Cash flows used by financing activities of $9,641,000 in 1998 included payments on long-term debt of $2,241,000, cash dividend payments of $8,023,000, and $1,135,000 for stock repurchases. The 1997 debt payments of $13,739,000 were higher due to the required payment schedules and payments on certain high cost debt assumed in the UAS merger. The additional borrowing of $1,000,000, which occurred in first quarter 1997, was related to UAS' use of a line of credit prior to the merger.

CLARCOR's current operations continue to generate adequate cash to fund operating needs, pay dividends, and provide for the repayment of the Company's long-term debt. Sufficient lines of credit remain available to fund current operating needs. Capital expenditures of approximately

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

$19,000,000 for fiscal year 1998 will be greater than 1997 as a result of an expansion to the Kearney, Nebraska facility. Fourth quarter 1998 capital expenditures will also include new lithography equipment for the Consumer Packaging segment and investments to increase manufacturing productivity at Baldwin and Airguard.

The Company's financial position at the end of the third quarter reflected increased assets of $19,334,000 to $301,853,000 from fiscal year-end 1997.
Cash and short-term investments totaled $30,886,000 at the end of the quarter, an increase of $562,000 from year-end. The current ratio at the end of the third quarter was 2.8:1, compared to 3.0:1 at the end of fiscal 1997. The current year ratio of long-term debt to total capitalization was 16.4% compared to 18.0%, the level at year-end 1997.

At the end of the third quarter, CLARCOR had 24,395,240 shares of common stock outstanding which reflected the repurchase and retirement of 65,000 shares during the third quarter of 1998. Subsequent to the end of the 1998 third quarter, additional shares of common stock were repurchased and retired. During the nine-month period, 216,637 shares were issued related to the Company's stock incentive plans.

YEAR 2000

For several years the Company has been reviewing Year 2000 issues related to the impact on its computer systems and operating facilities. Management has assigned internal project teams to review all computer operated machinery and related software to assure that key financial, information and operating systems have been assessed. Key suppliers and outside parties that may also have Year 2000 issues which could impact the Company have been contacted and have been asked to verify their Year 2000 readiness. The Company is testing interaction with such outside party systems where appropriate. In addition, the Company has assessed products sold by the Company and believes that there is no material exposure to contingencies related to the Year 2000 issue; however, additional testing of date-sensitive components will continue throughout 1999. Management believes that all key areas which may be impacted by the Year 2000 date have been assessed and remediation plans have been developed. No significant issues have been identified and the Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with, its Year 2000 issues.

Remediation plans have been developed to address systems modifications and some of these modifications have already been implemented and tested. The end of the second quarter of 1999 has been set by the Company as a target date for assuring that all information processing and operating systems have been fully tested and remediation plans implemented. Where outside suppliers are not able to verify their readiness by that date, backup suppliers will be identified. The Company is developing contingency plans that will address the Company's exposure to any material failure as a result of noncompliance by third parties; however, with respect to certain vendors, particularly utility vendors, alternative suppliers may not be readily available. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues and to minimize the risk of noncompliance in a timely manner.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Based on the assessment and remediation plans implemented at this time, the costs of addressing compliance are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in the future. However, the Year 2000 problem is pervasive and complex as virtually every computer operation may be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without costs that might have a material adverse effect upon the Company's business, financial condition, results of operation, and business prospects.

OUTLOOK

The Company expects to report a record year in both sales and profits in 1998. As reported earlier in 1998, the softening in export sales to both Europe and Asia continued throughout the third quarter. Though there are indications of a slowdown in the domestic economy and overseas, most of the Company's Engine/Mobile Filtration sales are to the heavy-duty aftermarket, which tends to be more stable and less impacted by economic cycles. As a result, the concentration of sales in filtration aftermarkets and limited exposure in Asia provides the Company with a stable base of business. Investments at each of the Company's segments during 1998 in new product development should positively impact sales and profits in 1999. For example, in August 1998, a new dust collector called Supra-Blast was introduced by the Company's United Air Specialists subsidiary. This new product is technically improved, more user friendly and will open additional opportunities in the international marketplace. Although potential acquisition candidates continue to be evaluated, the Company remains cautious and is sensitive to the consequences of paying too much for unproven future results.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, the Year 2000 discussion above, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors, including the volume and timing of orders received during the quarter, the mix of changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, the effectiveness of plant conversions and productivity improvement programs, the management of both growth and acquisitions, third-party compliance with Year 2000 readiness, the Company's internal Year 2000 readiness, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items, it is possible that, in some future quarters, the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of the CLARCOR common stock could be materially adversely affected.

Part II - Other Information

Item 6a   -  Exhibit (11), Computations of Per Share Earnings are presented in Note 2 to the financial statements.

Item 6b   -  No Form 8-K was filed during the quarter ended August 29, 1998.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 CLARCOR INC.
                                 (Registrant)



   October 12, 1998                 By /s/ Bruce A. Klein
----------------------                ----------------------------------------
     (Date)                           Bruce A. Klein, Vice President - Finance
                                             and Chief Financial Officer