Form 10-K405
period 1998-11-28
CLARCOR INC
filed 1999-02-18
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                           (MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 28, 1998
                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value (based on the closing price of registrant's Common Stock on February 10, 1999 as reported on the New York Stock Exchange Composite Transactions) of the voting stock held by non-affiliates of the registrant as at February 10, 1999 is $465,005,418.

The number of outstanding shares of Common Stock, as of February 10, 1999 is 23,980,125 shares.

Certain portions of the registrant's 1998 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 18, 1999 for the Annual Meeting of Shareholders to be held on March 23, 1999 are incorporated by reference in Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     (a) General Development of Business

     CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

     The Company's fiscal year ends on the Saturday closest to November 30. For fiscal year 1998, the year ended on November 28, 1998 and for fiscal year 1997, the year ended on November 29, 1997. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

     (i) Certain Significant Developments.

     Stock Split. On March 24, 1998, the Board of Directors of the Company declared a three-for-two stock split in the form of a 50% stock dividend effective April 24, 1998 to shareholders of record April 10, 1998. All share and per share amounts for all periods presented have been adjusted to reflect the stock split.

     Other. During 1998 the Company purchased Air Technologies, Inc. ("ATI"), a manufacturer of air filtration products, and also purchased a small distributor of air filtration products. In addition, the Company's investment in Baldwin Filters (Aust.) Pty. Ltd. was increased to 100% from 50% and the Company's investment in Baldwin-Unifil S.A. was increased to 80% from 70%. Each of the transactions were cash transactions and the transactions did not have a significant impact on the operating results of the Company.

     (ii) Summary of Business Operations.

     During 1998, the Company conducted business in three principal industry segments: (1) Engine/ Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging (formerly referred to as Consumer Packaging).

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

     Packaging. Packaging products include a wide variety of custom styled containers and packaging items used primarily by the food, spice, drug, toiletries and chemical specialties industries. The segment's products include lithographed metal containers, flat sheet decorated metal, combination metal and plastic containers, plastic closures, composite containers and various specialties, such as spools for wire and cable, dispensers for razor blades and outer shells for dry cell batteries and film canisters.

     (b) Financial Information About Industry Segments

     Business segment information for the fiscal years 1996 through 1998 is included on pages 26 and 27 of the Company's 1998 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of Exhibit 13(a)(vi) to this 1998 Annual Report on Form 10-K ("1998 Form 10-K").

     (c) Narrative Description of the Business

ENGINE/MOBILE FILTRATION

     The Company's engine/mobile filtration products business is conducted by the following wholly-owned subsidiaries: Baldwin Filters, Inc.; Clark Filter, Inc.; Hastings Filters, Inc.; Baldwin Filters (Aust.) Pty. Ltd.; Baldwin Filters N.V.; and Baldwin Filters Limited. In addition, the Company owns (i) 90% of Filtros Baldwin de Mexico ("FIBAMEX"), (ii) 70% of Baldwin-Weifang Filters Ltd., and (iii) 80% of Baldwin-Unifil S.A.

     The companies market a full line of oil, air, fuel, coolant and hydraulic fluid filters. The Company's filters are used in a wide variety of applications including engines and industrial equipment and in processes where filter efficiency, reliability and durability are essential. Impure air or fluid flows through semi-porous paper, cotton, synthetic, chemical or membrane filter media with high-efficiency filtration characteristics. The impurities on the media are disposed of when the filter is changed. The segment's filters are sold throughout the United States, Canada and worldwide, primarily in the replacement market for trucks, automobiles, locomotives, marine, construction, industrial and agricultural equipment. In addition, some first-fit filters are sold to the original equipment market.

INDUSTRIAL/ENVIRONMENTAL FILTRATION

     The Company's industrial/environmental filtration products business is conducted by the following wholly-owned subsidiaries: Airguard Industries, Inc. ("Airguard"); Airklean Engineering Pte. Ltd.; Airguard Asia Sdn. Bhd.; United Air Specialists, Inc.; and United Air Specialists (U.K.) Ltd.

     The companies market commercial and industrial air filters and systems, electrostatic contamination control equipment and electrostatic high precision spraying equipment. The air filters and systems remove contaminants from recirculated indoor air and from process air which is exhausted outdoors. The products represent a complete line of air cleaners with a wide range of uses for maintaining high quality standards in interior air and exterior pollution control. These products are sold throughout the United States, Canada and worldwide.

PACKAGING

     The Company's consumer and industrial packaging products business is conducted by a wholly-owned subsidiary, J. L. Clark, Inc. ("J. L. Clark").

     In fiscal 1998 a wide variety of different types and sizes of containers and metal packaging specialties were manufactured for the Company's customers. Metal, plastic and paper containers, combination metal/plastic containers and plastic closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (tea, spices, dry bakery products, potato chips, pretzels, candy and other confections); beverages and juices; cosmetics and toiletries; drugs and pharmaceuticals; and chemical specialties (hand cleaners, soaps and special cleaning compounds). Metal packaging specialties include shells for dry batteries, film canisters, dispensers for razor blades, candles, spools for insulated and fine wire, and custom decorated flat steel sheets.

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

     The engine/mobile segment also distributes filtration products worldwide through each of its subsidiaries. Baldwin Filters N.V. and Baldwin Filters Limited primarily serve the European markets. Baldwin Filters (Aust.) Pty. Ltd., markets heavy duty liquid and air filters in Australia and New Zealand. FIBAMEX manufactures filters in Mexico with distribution in Mexico and Central and South America. Through the Company's investment in Baldwin-Weifang Filters Ltd., heavy duty filters are manufactured in China for distribution in China and Southeast Asia. Additionally, through Baldwin-Unifil S.A., air filtration products are manufactured in South Africa with distribution throughout Africa, Great Britain, Europe and the Middle East.

     The industrial/environmental segment also distributes and services filtration products through company-owned branches and wholly-owned subsidiaries. The branches are located throughout the United States and in Germany, and the segment's subsidiaries are located in Singapore, Malaysia and England.

     Packaging salespersons call directly on customers and prospective customers for containers and packaging specialties. Each salesperson is trained in all aspects of the Company's manufacturing processes with respect to the products sold and is qualified to consult with customers and prospective customers concerning the details of their particular requirements. In addition, salespersons with expertise in specific areas, such as flat-sheet decorating, are focused on specific customers and markets.

CLASS OF PRODUCTS

     No class of products accounted for as much as 10% of the total sales of the Company.

RAW MATERIAL

     Steel, filter media, cartons, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, roll paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 1998.

PATENTS

     Certain features of some of the Company's products are covered by domestic and, in some cases, foreign patents or patent applications. While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection.

CUSTOMERS

     The largest 10 customers of the Engine/Mobile Filtration segment accounted for 16.2% of the $223,761,000 of fiscal year 1998 sales of such segment.

     The largest 10 customers of the Industrial/Environmental Filtration segment accounted for 16.9% of the $135,828,000 of fiscal year 1998 sales of such segment.

     The largest 10 customers of the Packaging segment accounted for 52.6% of the $67,184,000 of fiscal year 1998 sales of such segment.

     No single customer accounted for 10% or more of the Company's consolidated 1998 sales.

BACKLOG

     At November 30, 1998, the Company had a backlog of firm orders for products amounting to approximately $36,100,000. The comparable backlog figure for 1997 was approximately $43,400,000 and included orders for promotional packaging products and a $2,800,000 order for gas turbine filtration equipment which did not recur in 1998. All of the orders on hand at November 30, 1998 are expected to be filled during fiscal 1999.

COMPETITION

     The Company encounters strong competition in the sale of all of its products. The Company competes in a number of filtration markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data. However, in the replacement market for heavy duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five measured by annual sales. In the replacement market for industrial and environmental filtration products, the Company believes that it is among the top five measured by annual sales. In addition, the Company believes that it is a leading manufacturer of liquid and air filters for diesel locomotives.

     In the Packaging segment, its principal competitors are approximately 10 manufacturers whose specialty packaging segments are smaller than the Company's and who often compete on a regional basis only. Strong competition is also presented by manufacturers of paper, plastic and glass containers. The Company's competitors generally manufacture and sell a wide variety of products in addition to packaging products of the type produced by the Company and do not publish separate sales figures relative to these competitive products. Consequently, the Company is unable to state its relative competitive position in those markets.

     The Company believes that it is able to maintain its competitive position because of the quality and breadth of its products and services.

PRODUCT DEVELOPMENT

     The Company's Technical Centers and laboratories test filters, containers, filter components, paints, inks, varnishes, adhesives and sealing compounds to insure high quality manufacturing results, aid suppliers in the development of special finishes and conduct controlled tests of finishes and newly designed filters, air cleaning systems and containers being perfected for particular uses. Product development departments are concerned with the improvement of existing filters, air cleaning systems, consumer and industrial packaging products and the creation of new and individualized filters, containers and consumer products, in order to broaden the uses of these items, counteract obsolescence and evaluate other products available in the marketplace.

     In fiscal 1998, the Company employed 57 professional employees on a full-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $4,855,000 on such activities as compared with $3,991,000 for 1997 and $3,600,000 for 1996.

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

     Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each PRP for the cleanup. It is the opinion of management, after consultation with legal counsel, that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Company's financial condition or consolidated results of operations.

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

EMPLOYEES

     As of November 30, 1998, the Company had approximately 3,096 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information relating to export sales and the Company's operations in the United States and other countries is set forth on pages 26 and 27 of the Annual Report and is incorporated herein by reference and filed as Exhibit 13(a)(vi) to this 1998 Form 10-K. The Company is not aware of any unusual risks attendant to the conduct of its operations in other countries.

ITEM 2. PROPERTIES.

     (i) Location

     An office building located in Rockford, Illinois, houses the Corporate offices and the Packaging segment headquarters offices in 22,000 square feet of office space.

     Engine/Mobile Filtration. The following is a description of the principal properties owned and utilized by the Company in conducting its Engine/Mobile Filtration business:

     The Baldwin Filters' Kearney, Nebraska plant contains 410,000 square feet of manufacturing and warehousing space, 25,000 square feet of research and development space, and 40,000 square feet of office space. An expansion to the Kearney facility of approximately 106,000 square feet for distribution and manufacturing will be completed in 1999. The Kearney facility is located on a site of approximately 40 acres. In addition, Baldwin has a capital lease for a 100,000 square foot manufacturing facility on a site of 20 acres in Gothenburg, Nebraska.

     The Company also manufactures filters in Lancaster, Pennsylvania at its Clark Filter plant. The building, constructed about 1968 on an 11.4 acre tract of land, contains 168,000 square feet of manufacturing and office space and is owned by the Company.

     Hastings Filters' manufacturing and distribution facilities are located in Yankton, South Dakota and Knoxville, Tennessee. The Yankton facility has approximately 170,000 square feet of floor space on a 21 acre tract and the Knoxville facility has approximately 168,000 square feet of floor space on a 22 acre tract. Both facilities are owned by the Company.

     The Company leases various facilities in other countries for the manufacture and distribution of filtration products.

     Industrial/Environmental Filtration. The following is a description of the principal properties owned and utilized by the Company in conducting its Industrial/Environmental Filtration business:

     Airguard has eight manufacturing and warehousing locations. It leases 318,000 square feet in New Albany, Indiana, 84,000 square feet in Corona, California and 44,500 square feet in Dallas, Texas. Smaller facilities are also leased in California, North Carolina and Wisconsin. The Airguard High Efficiency Filter plant, located in Jeffersontown, Kentucky on a 7.5 acre tract of land, contains 100,000 square feet of manufacturing and office facilities. Airguard's ATI manufacturing and office facility in Ottawa, Kansas, contains 31,000 square feet.

     Airguard sales outlets with warehousing are located in Louisville, Kentucky; Cincinnati, Ohio; Toledo, Ohio; Nashville, Tennessee; Atlanta, Georgia; Columbus, Ohio; Birmingham, Alabama;

Commerce City, Colorado; Kansas City, Missouri; Arlington, Texas; Dallas, Texas; and Corona, California. Airguard also has distribution centers in Wallingford, Connecticut; New Albany, Indiana; Las Vegas, Nevada and Richmond, Virginia.

     United Air Specialists ("UAS") has three owned facilities. The offices and primary manufacturing facility is located in Blue Ash, Ohio (a suburb of Cincinnati), on approximately 17 acres of land. This facility was built in 1978 and was expanded in 1991 and 1993 to a total of approximately 157,000 square feet. UAS also has sales offices and a manufacturing facility in Warwick, England which total approximately 13,200 square feet. UAS leases sales and service facilities in Bad Camberg, Germany; Phoenix, Arizona; Fremont, California; Anaheim, California; Louisville, Kentucky; Troy, Michigan; Jackson, Mississippi, and Houston, Texas.

     Packaging. The following is a description of the principal properties owned by the Company in conducting its Packaging business:

     The Company's J. L. Clark, Rockford, Illinois plant, located on 34 acres, consists of one-story manufacturing buildings, the first of which was constructed in 1910. Since then a number of major additions have been constructed and an injection molding plant was constructed in 1972. Approximately 450,000 square feet of floor area are devoted to manufacturing, warehouse and office use. Of the 34 acres, approximately 12 are vacant.

     A J. L. Clark plant is located in Lancaster, Pennsylvania on approximately 11 acres. It consists of a two-story office building containing approximately 7,500 square feet of floor space and a manufacturing plant and warehouse containing 236,000 square feet of floor space, most of which is on one level. These buildings were constructed between 1924 and 1964.

     The various properties owned by the Company are considered by it to be in good repair and well maintained. Plant asset additions in 1999 are estimated at $25,000,000 for capacity additions and cost reduction projects.

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

     Industrial/Environmental Filtration. Air filters for the industrial air and environmental markets are produced in the Airguard facilities. Dust collection systems, high efficiency electronic air cleaning systems and electrostatic precision spraying systems are designed and manufactured at the UAS facility in Cincinnati, Ohio.

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

     Plastic packaging capabilities include printing and molding of irregular shaped plastic containers and customized plastic closures which have tamper-evidence as well as convenience features. J. L. Clark's distinctive plastic closures include the combiTop(R) and the SST Series(TM) products.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                 AGE AT     YEAR ELECTED
                            NAME                                11/30/98     TO OFFICE
                            ----                                --------    ------------
Lawrence E. Gloyd...........................................       66           1995
  Chairman of the Board and Chief Executive Officer. Mr.
Gloyd was elected President and Chief Operating Officer in
1986, President and Chief Executive Officer in 1988,
Chairman, President and Chief Executive Officer in 1991, and
Chairman of the Board and Chief Executive Officer in 1995.
Norman E. Johnson...........................................       50           1995
  President and Chief Operating Officer. Mr. Johnson has
been employed by the Company since 1990. He was elected
President-Baldwin Filters, Inc. in 1990, Vice
President-CLARCOR in 1992, Group Vice President-Filtration
Products Group in 1993, and President and Chief Operating
Officer in 1995.
Bruce A. Klein..............................................       51           1995
  Vice President-Finance and Chief Financial Officer. Mr.
Klein was employed by the Company and elected Vice
President-Finance and Chief Financial Officer on January 3,
1995.
David J. Anderson...........................................       60           1999
  Vice President-Corporate Development. Mr. Anderson has
been employed by the Company since 1990. He was elected Vice
President Marketing & Business Development for the CLARCOR
Filtration Products subsidiary in 1991, Vice
President-Corporate Development in 1993, Vice
President-International/Corporate Development in 1994 and
Vice President-Corporate Development in 1999.
David J. Lindsay............................................       43           1995
  Vice President-Administration and Chief Administrative
Officer. Mr. Lindsay has been employed by the Company in
various administrative positions since 1987. He was elected
Vice President-Group Services in 1991, Vice
President-Administration in 1994 and Vice President-
Administration and Chief Administrative Officer in 1995.
Michael J. Tilton                                                  49           1998
  Executive Vice President-Engine/Mobile Filtration. Mr.
Tilton was employed by the Company and elected Executive
Vice President-Engine/Mobile Filtration on June 22, 1998.
William F. Knese............................................       50           1997
  Vice President and Treasurer. Mr. Knese has been employed
by the Company since 1979. He was elected Vice President,
Treasurer and Controller in 1991 and Vice President and
Treasurer in 1997.
Peter F. Nangle.............................................       37           1999
  Vice President-Information Services and Chief Information
Officer. Mr. Nangle has been employed by the Company since
1993. He was elected Vice President-Information Services in
1994, Vice President-Information Services and Operations
Analysis, Chief Information Officer in 1997 and Vice
President-Information Services and Chief Information Officer
in 1999.

                                                                 AGE AT     YEAR ELECTED
                            NAME                                11/30/98     TO OFFICE
                            ----                                --------    ------------
Marcia S. Blaylock..........................................       42           1997
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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange; it is traded under the symbol CLC. The following table sets forth the high and low market prices as quoted during the relevant periods on the New York Stock Exchange and dividends paid for each quarter of the last two fiscal years. All amounts have been adjusted to reflect a three-for-two stock split effective April 24, 1998.

                                                                 MARKET PRICE
                                                              -------------------
                       QUARTER ENDED                            HIGH       LOW     DIVIDENDS
                       -------------                            ----       ---     ---------
February 28, 1998...........................................  $20 13/16  $17 3/16   $.1100
May 30, 1998................................................   24 5/8     20 1/4     .1100
August 29, 1998.............................................   23 1/2     15 1/4     .1100
November 28, 1998...........................................   18 9/16    14 1/4     .1125
                                                                                    ------
Total Dividends.............................................                        $.4425
                                                                                    ======

                                                                 MARKET PRICE
                                                              ------------------
                       QUARTER ENDED                            HIGH      LOW     DIVIDENDS
                       -------------                            ----      ---     ---------
March 1, 1997...............................................  $17       $14 5/16   $.1084
May 31, 1997................................................   16 9/16   13 5/16    .1083
August 30, 1997.............................................   18 3/16   15 5/8     .1083
November 29, 1997...........................................   20 3/4    17 3/8     .1100
                                                                                   ------
Total Dividends.............................................                       $.4350
                                                                                   ======

     The approximate number of holders of record of the Company's Common Stock at February 1, 1999 is 1,750. In addition, the Company believes that there are approximately 6,000 beneficial owners whose shares are held in street names.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required hereunder is set forth on pages 30 and 31 of the Annual Report under the caption "11-Year Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(ix) to this 1998 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required hereunder is set forth on pages 10 through 14 of the Annual Report under the caption "Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(x) to this 1998 Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required hereunder is set forth on page 12 of the Annual Report under the caption "Financial Review -- Market Risk," is incorporated herein by reference and is filed as Exhibit 13(a)(x) to this 1998 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 15 through 28, inclusive, of the Annual Report, are incorporated herein by reference and are filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 1998 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required hereunder is set forth on pages 1 and 2 of the Company's Proxy Statement dated February 18, 1999 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 23, 1999 under the caption "Election of Directors -- Nominees for Election to the Board" and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On September 4, 1998 the Company loaned $140,981 to Mr. Michael J. Tilton, the Company's Executive Vice President-Engine/Mobile Filtration, on an interest-free basis. The loan was repaid in full on October 26, 1998. The loan was made pursuant to the Company's Relocation Expense Policy and was used by Mr. Tilton to purchase a home in connection with his relocation from St. Louis, Missouri to the Company's headquarters in Rockford, Illinois.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

     The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended November 30, 1998:

     *Consolidated Balance Sheets at November 30, 1998 and 1997

     *Consolidated Statements of Earnings for the years ended November 30, 1998,
      1997 and 1996

     *Consolidated Statements of Shareholders' Equity for the years ended
      November 30, 1998, 1997 and 1996

     *Consolidated Statements of Cash Flows for the years ended November 30,
      1998, 1997 and 1996

     *Notes to Consolidated Financial Statements

     *Report of Independent Accountants

     *Management's Report on Responsibility for Financial Reporting
------------------------------
*Filed herewith as part of Exhibit 13(a) to this 1998 Form 10-K

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

     (b) There were no Reports on Form 8-K filed during the fourth quarter of the fiscal year ended November 30, 1998.

     (c) Exhibits


 3.1     The registrant's Second Restated Certificate of
         Incorporation.

 3.1(a)  Amendment to ARTICLE FOURTH of the Second Restated
         Certificate of Incorporation. Incorporated by reference to the Company's Proxy Statement dated February 18, 1999 for the Annual Meeting of Shareholders to be held on March 23, 1999.

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

10.1     The registrant's Deferred Compensation Plan for Directors.
         Incorporated by reference to Exhibit 10.1 to the Company's
         Annual Report on Form 10-K for the fiscal year ended
         November 30, 1984 (the "1984 10-K").

10.2 The registrant's Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.2 to the 1984 10-K.

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

10.4(b)    Employment Agreement with Lawrence E. Gloyd dated July 1, 1997. Incorporated by reference to Exhibit
           10.4(b) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 ("1997
           10-K").

10.4(c)    Employment Agreement with Norman E. Johnson dated July 1, 1997. Incorporated by reference to Exhibit
           10.4(c) to the 1997 10-K.

10.4(d)    Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the 1997 10-K.

10.4(e)    Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit 10.4(e)
           to the 1997 10-K.

10.4(f)    Employment Agreement with Michael J. Tilton dated September 23, 1998.

10.5       The registrant's 1994 Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy
           Statement dated February 24, 1994 for the Annual Meeting of Shareholders held on March 31, 1994.

10.5(a)    The registrant's First Amendment to the 1994 Incentive Plan. Incorporated by reference to Exhibit A to the Company's Proxy Statement dated February 18, 1998 for the Annual Meeting of Shareholders held on
           March 24, 1998.

13  (a)    The following items incorporated by reference herein from the Company's 1998 Annual Report to
           Shareholders ("1998 Annual Report"), are filed as Exhibits to this Annual Report Form 10-K:

    (i)       Business segment information for the fiscal years 1996
              through 1998 set forth on pages 26 and 27 of the 1998
              Annual Report (included in Exhibit 13(a)(vi) -- Note O of Notes to Consolidated Financial Statements);
   (ii)       Consolidated Balance Sheets of the Company and its
              Subsidiaries at November 30, 1998 and 1997 set forth on page 15 of the 1998 Annual Report;
  (iii) Consolidated Statements of Earnings of the Company and its Subsidiaries for the years ended November 30, 1998, 1997 and 1996 set forth on page 16 of the 1998 Annual
              Report;
   (iv)       Consolidated Statements of Shareholders' Equity for the
              Company and its Subsidiaries for the years ended
              November 30, 1998, 1997 and 1996 set forth on page 17 of the 1998 Annual Report;
    (v) Consolidated Statements of Cash Flows of the Company and its Subsidiaries for the years ended November 30, 1998, 1997 and 1996 set forth on page 18 of the 1998
              Annual Report;
   (vi) Notes to Consolidated Financial Statements set forth on pages 19 through 27 of the 1998 Annual Report;
  (vii) Report of Independent Accountants set forth on page 28 of the 1998 Annual Report;
 (viii)       Management's Report on Responsibility for Financial
              Reporting set forth on page 28 of the 1998 Annual
              Report;
   (ix)       Information under the caption "11-Year Financial
              Review" set forth on pages 30 and 31 of the 1998 Annual
              Report; and
    (x)       Management's Discussion and Analysis of Financial
              Condition and Results of Operation set forth under the caption "Financial Review" on pages 10 through 14 of the 1998 Annual Report.


21       Subsidiaries of the Registrant.

23       Consent of Independent Accountants.

27       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 1999                   CLARCOR Inc.
                                          (Registrant)

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

Date: February 18, 1999  By:               /s/ LAWRENCE E. GLOYD
                              ------------------------------------------------
                                             Lawrence E. Gloyd
                                          Chairman of the Board &
                                    Chief Executive Officer and Director

Date: February 18, 1999  By:                 /s/ BRUCE A. KLEIN
                              ------------------------------------------------
                                               Bruce A. Klein
                                        Vice President -- Finance &
                                          Chief Financial Officer

Date: February 18, 1999  By                /s/ MARCIA S. BLAYLOCK
                              ------------------------------------------------
                                             Marcia S. Blaylock
                              Vice President, Controller, Corporate Secretary
                                         & Chief Accounting Officer

Date: February 18, 1999  By                   /s/ J. MARC ADAM
                              ------------------------------------------------
                                                J. Marc Adam
                                                  Director

Date: February 18, 1999  By                 /s/ MILTON R. BROWN
                              ------------------------------------------------
                                              Milton R. Brown
                                                  Director

Date: February 18, 1999  By                 /s/ CARL J. DARGENE
                              ------------------------------------------------
                                              Carl J. Dargene
                                                  Director

Date: February 18, 1999  By              /s/ DUDLEY J. GODFREY, JR.
                              ------------------------------------------------
                                           Dudley J. Godfrey, Jr.
                                                  Director


Date: February 18, 1999  By                /s/ NORMAN E. JOHNSON
                              ------------------------------------------------
                                             Norman E. Johnson
                                                  Director

Date: February 18, 1999  By                 /s/ JAMES L. PACKARD
                              ------------------------------------------------
                                              James L. Packard
                                                  Director

Date: February 18, 1999  By              /s/ STANTON K. SMITH, JR.
                              ------------------------------------------------
                                           Stanton K. Smith, Jr.
                                                  Director

Date: February 18, 1999  By                   /s/ DON A. WOLF
                              ------------------------------------------------
                                                Don A. Wolf
                                                  Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

     Our report on the consolidated financial statements of CLARCOR Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 28 of the 1998 Annual Report to Shareholders of CLARCOR Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed on page 13 (index of exhibits) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

Chicago, Illinois
January 8, 1999

                                  CLARCOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

              COLUMN A                   COLUMN B           COLUMN C             COLUMN D      COLUMN E
-------------------------------------   ----------   -----------------------    ----------    ----------
                                                            ADDITIONS
                                                     -----------------------
                                                        (1)          (2)
                                        BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                       END OF
             DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
-------------------------------------   ----------   ----------   ----------    ----------    ----------
1998:
Allowance for losses on accounts
  receivable.........................     $2,106       $3,075        $ 46(A)      $2,516(B)     $2,711
                                          ======       ======        ====         ======        ======
1997:
Allowance for losses on accounts
  receivable.........................     $2,007       $  696        $ 58(A)      $  655(B)     $2,106
                                          ======       ======        ====         ======        ======
1996:
Allowance for losses on accounts
  receivable.........................     $1,846       $  568        $ --         $  407(B)     $2,007
                                          ======       ======        ====         ======        ======

NOTES:

(A) Due to business acquisitions in 1998 and 1997.

(B) Bad debts written off during year, net of recoveries.