Form 10-Q
period 1999-02-27
CLARCOR INC
filed 1999-03-26
CIK 20740

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


                     For the quarter ended February 27, 1999
                                     -------




                       REGISTRANT: CLARCOR Inc. (Delaware)
                                     -------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended February 27, 1999           Commission File Number 1-11024



                                  CLARCOR Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        DELAWARE                                               36-0922490
--------------------------------                          ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois               61125
----------------------------------------------------            ------------
    (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code             815-962-8867
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


                      23,930,125 common shares outstanding
 -------------------------------------------------------------------------------

Part I - Item 1
---------------                   CLARCOR Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                ---------------


                                                    February 27,  November 30,
                   ASSETS                               1999          1998
                                                     ---------    -----------
                                                    (unaudited)
Current assets:
  Cash and short-term cash investments               $  29,098    $  33,321
  Accounts receivable, less allowance for losses
    of $2,793 for 1999 and $2,711 for 1998              61,402       67,557
  Inventories:
      Raw materials                                     18,946       19,827
      Work in process                                    9,377        8,628
      Finished products                                 33,019       30,159
                                                     ---------    ---------
         Total inventories                              61,342       58,614
                                                     ---------    ---------

  Prepaid expenses                                       2,321        2,444
  Other current assets                                   6,112        6,237
                                                     ---------    ---------
      Total current assets                             160,275      168,173
                                                     ---------    ---------

Plant assets, at cost                                  199,534      193,672
   less accumulated depreciation                      (110,367)    (107,283)
                                                     ---------    ---------
                                                        89,167       86,389
                                                     ---------    ---------
Excess of cost over fair value of assets acquired,
   less accumulated amortization                        21,374       21,665
Pension assets                                          16,616       15,907
Other noncurrent assets                                 13,722       13,632
                                                     ---------    ---------
                                                     $ 301,154    $ 305,766
                                                     =========    =========

               LIABILITIES

Current liabilities:
  Current portion of long-term debt                  $     397    $     470
  Accounts payable                                      23,016       26,528
  Income taxes                                           6,092        6,188
  Accrued and other liabilities                         23,738       27,997
                                                     ---------    ---------
      Total current liabilities                         53,243       61,183
                                                     ---------    ---------

Long-term debt, less current portion                    36,628       36,419
Long-term pension liabilities                            9,605        8,896
Other long-term liabilities                             12,071       12,172
Minority interests                                         297          289

Contingencies

           SHAREHOLDERS' EQUITY

Capital stock                                           23,930       23,949
Capital in excess of par value                            --            156
Accumulated other comprehensive earnings                (3,443)      (2,993)
Retained earnings                                      168,823      165,695
                                                     ---------    ---------
                                                       189,310      186,807
                                                     ---------    ---------
                                                     $ 301,154    $ 305,766
                                                     =========    =========



           See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                  (Unaudited)

                                ---------------

                                                   Three Months Ended
                                              February 27,    February 28,
                                                  1999            1998
                                              ------------    ------------
Net sales                                     $     99,166    $     97,786
Cost of sales                                       67,787          69,011
                                              ------------    ------------

  Gross profit                                      31,379          28,775

Selling and administrative expenses                 21,341          19,885
                                              ------------    ------------

  Operating profit                                  10,038           8,890
                                              ------------    ------------

Other income (expense):
 Interest expense                                     (526)           (564)
 Interest income                                       360             338
 Other, net                                            (69)           (131)
                                              ------------    ------------

                                                      (235)           (357)
                                              ------------    ------------

  Earnings before income taxes and
   minority interests                                9,803           8,533

Provision for income taxes                           3,602           3,205
                                              ------------    ------------

  Earnings before minority interests                 6,201           5,328

Minority interests in loss of subsidiaries               9               9
                                              ------------    ------------

Net earnings                                  $      6,210    $      5,337
                                              ============    ============
Net earnings per common share:
  Basic                                       $       0.26    $       0.22
                                              ============    ============
  Diluted                                     $       0.25    $       0.22
                                              ============    ============

Average number of common shares outstanding:
  Basic                                         23,958,906      24,261,292
                                              ============    ============
  Diluted                                       24,375,879      24,670,042
                                              ============    ============

Dividends paid per share                      $     0.1125    $     0.1100
                                              ============    ============


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                ---------------


                                                          Three Months Ended
                                                       ------------------------
                                                       February 27, February 28,
                                                          1999         1998
                                                       ----------   -----------
Cash flows from operating activities:
     Net earnings                                         $  6,210     $  5,337
     Depreciation and amortization                           3,408        3,025
     Changes in assets and liabilities                      (3,608)      (2,722)
     Other, net                                                 (7)          29
                                                          --------     --------
          Net cash provided by operating activities          6,003        5,669
                                                          --------     --------
Cash flows from investing activities:
     Additions to plant assets                              (6,049)      (2,704)
     Business acquisitions, net of cash acquired              (375)      (4,800)
     Investment in affiliate                                  --           (260)
     Proceeds from note receivable                            --          2,500
     Dispositions of plant assets                             --             58
                                                          --------     --------
          Net cash used in investing activities             (6,424)      (5,206)
                                                          --------     --------
Cash flows from financing activities:
     Reduction of long-term debt                              (214)        (736)
     Purchases of treasury stock                              (897)        --
     Cash dividends paid                                    (2,690)      (2,659)
     Other, net                                                 38           59
                                                          --------     --------

          Net cash used in financing activities             (3,763)      (3,336)
                                                          --------     --------

Net effect of exchange rate changes on cash                    (39)         (43)
                                                          --------     --------

Net change in cash and short-term cash investments          (4,223)      (2,916)

Cash and short-term cash investments,
     beginning of period                                    33,321       30,324
                                                          --------     --------

Cash and short-term cash investments,
     end of period                                        $ 29,098     $ 27,408
                                                          ========     ========


Cash paid during the period for:
     Interest                                             $    965     $  1,005
                                                          ========     ========
     Income taxes                                         $  3,384     $  2,505
                                                          ========     ========



            See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)
--------------------------------------------------------------------------------


1.   CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------

     The November 30, 1998 consolidated balance sheet data was derived from CLARCOR's year-end audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The consolidated condensed balance sheet as of February 27, 1999, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended February 27, 1999, and February 28, 1998, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 1998 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended February 27, 1999 are not necessarily indicative of the operating results for the full year.


2.   TREASURY STOCK TRANSACTIONS, STOCK SPLIT AND EARNINGS PER SHARE
     ---------------------------------------------------------------

     During the quarter ended February 27, 1999, the Company purchased and retired 50,000 shares of common stock held in treasury. All such shares resumed the status of authorized and unissued shares of common stock of the Company.

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

     The Company calculates earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted earnings per share reflects the impact of outstanding stock options if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

2.   TREASURY STOCK TRANSACTIONS, STOCK SPLIT AND EARNINGS PER SHARE
     ---------------------------------------------------------------
     (Continued)
     -----------

                                                       Quarter Ended
                                           -------------------------------------
                                              February 27,      February 28,
                                                 1999               1998
                                           -------------------------------------
Net Earnings (numerator)                           $  6,210            $  5,337

Basic EPS:
   Weighted average number of common
     shares outstanding (denominator)            23,958,906          24,261,292

      Basic per share amount                          $0.26               $0.22
                                           =================  ==================
Diluted EPS:
   Weighted average number of common
     shares outstanding                          23,958,906          24,261,292

   Dilutive effect of stock options                 416,973             408,750

                                           -----------------  ------------------
      Diluted weighted average number of
        common shares outstanding
        (denominator)
                                                 24,375,879          24,670,042

      Diluted per share amount                        $0.25               $0.22
                                           =================  ==================

     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:

                                                                   Weighted
                                                               Average Exercise
                                               Options               Price
                                           ----------------   ------------------
First quarter ended February 27, 1999          508,864              $19.86



3.   COMPREHENSIVE EARNINGS
     ----------------------

     Effective December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. Foreign currency translation adjustments, which the Company previously reported separately in shareholders' equity, are now included in other comprehensive earnings. The adoption of this Statement has no impact on the Company's net earnings or shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

3.   COMPREHENSIVE EARNINGS (Continued)
     ----------------------------------

     The Company's total comprehensive earnings and its components are as follows:

                                                          Quarter Ended
                                                  -----------------------------
                                                   February 27,    February 28,
                                                       1999            1998
                                                  -------------   -------------
Net earnings                                        $   6,210        $   5,337

Other comprehensive earnings, net of tax:
    Foreign currency translation adjustments             (450)            (275)

                                                  -------------   -------------

Total comprehensive earnings                        $   5,760        $   5,062

                                                  =============   =============


4.   SEGMENT DATA
     ------------

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the quarters ended February 27, 1999 and February 28, 1998, respectively, are shown below. Net sales represent sales to unaffiliated customers, as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                      Quarter Ended
                                          --------------------------------------
                                            February 27,         February 28,
                                                1999                 1998
                                          -----------------    -----------------
Net sales by segment:
   Engine/Mobile Filtration                     $   53,576           $   51,625

   Industrial/Environmental Filtration              32,698               31,621

   Packaging                                        12,892               14,540
                                          -----------------    -----------------

                                                $   99,166           $   97,786
                                          =================    =================
Operating profit by segment:
   Engine/Mobile Filtration                     $    8,854           $    7,418

   Industrial/Environmental Filtration                 626                  538

   Packaging                                           558                  934
                                          -----------------    -----------------

                                                $   10,038           $    8,890
                                          =================    =================


5.    RECLASSIFICATIONS
      -----------------

      Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

Part I - Item 2
---------------
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


RESULTS OF OPERATIONS: FIRST QUARTER OF 1999 COMPARED WITH FIRST QUARTER OF
1998.

CLARCOR reported a solid first quarter with record sales, operating profit, net earnings and earnings per share in the first quarter of 1999.

Net sales of $99,166,000 increased 1.4% from $97,786,000 reported for the first quarter of 1998. Increased sales from the Company's two filtration segments were partially offset by lower sales from the Packaging segment. The Engine/Mobile Filtration segment reported increased sales of 3.8% to $53,576,000 from $51,625,000 recorded in 1998. A significant increase in sales for the segment's light-duty filter brand was combined with strong sales to the heavy-duty aftermarket and railroad industry. The Company's Industrial/Environmental Filtration segment recorded a 3.4% increase in sales for the quarter. The additional sales recorded in first quarter 1999 from several 1998 acquisitions principally offset a significant sale in 1998 of gas turbine filtration equipment and filters that did not recur in the 1999 quarter. The Packaging segment reported an 11.3% decrease in sales for the 1999 quarter primarily as a result of lower sales of promotional packaging and plastic closures. The lower promotional sales were partially due to the bankruptcy of a major customer in August of 1998.

Operating profit for first quarter 1999 was $10,038,000 which compares to $8,890,000 in 1998, an increase of 12.9%. Operating profit was 10.1% of net sales in 1999 compared to 9.1% in 1998. Continued cost reduction initiatives throughout the Company positively impacted the operating margin in 1999.

The Engine/Mobile Filtration segment recorded an operating profit increase in 1999 that resulted in an operating margin of 16.5% compared to 14.4% in 1998. The increased profit for first quarter 1999 resulted primarily from higher sales volumes and profit for the light-duty filter brand, continued productivity improvements, and significantly lower material costs. The improvement in operating profit was partially offset by continued competitive pricing discounts. The Industrial/Environmental Filtration segment reported an increase in operating profit in 1999 primarily due to the integration of the 1998 acquisitions and productivity improvements while costs related to new product introductions reduced the reported operating profit in 1999. The Packaging segment's 40.3% decrease in operating profit resulted from significantly lower promotional packaging sales and lower sales of plastic closures during the 1999 quarter. Productivity improvements and material cost reductions positively impacted the operating margin for the 1999 quarter.

Net other expense for the quarter of $235,000 included reduced interest expense and higher interest income than recorded in 1998 as a result of lower debt and higher cash balances during the 1999 quarter.

Earnings before income taxes and minority interests for the first quarter of 1999 totaled $9,803,000, up from $8,533,000 in the comparable quarter last year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
           -----------------------------------------------------------

The provision for income taxes in 1999 was $3,602,000, an effective rate of 36.7% and compares to an effective tax rate of 37.6% of pre-tax earnings in the 1998 quarter. The reduction in the effective rate is principally due to reduced state income taxes.

Net earnings in the first quarter of the current year were $6,210,000, or $0.25 per share on a diluted basis. The 1998 net earnings for the quarter of $5,337,000, resulted in diluted earnings per share of $0.22. The increase in net earnings and diluted earnings per share of 16.4% and 13.6%, respectively, resulted principally from higher sales and improved operating margins.

Average shares outstanding were 23,958,906 and diluted average shares outstanding were 24,375,879 at the end of the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $6,003,000 and included increased net earnings, depreciation and amortization offset partially by increased investment in assets, net of liabilities, from the first quarter of 1998. Cash flows used in investing activities increased in the first quarter of 1999 primarily due to the cash used for additions to plant assets of $6,049,000 compared to $2,704,000 in 1998. The 1998 quarter included the payment for the Air Technologies, Inc. acquisition and also included $2,500,000 received as payment on a note receivable. Cash flows used by financing activities of $3,763,000 in 1999 included payments on long-term debt of $214,000 compared to $736,000 in 1998. During the 1999 quarter, the Company repurchased 50,000 shares of common stock for $897,000 and paid dividends of $2,690,000. The 1998 dividend payments during the first quarter totaled $2,659,000.

CLARCOR's current operations continue to generate adequate cash to fund operating needs, pay dividends, and provide for the repayment of the Company's long-term debt. Sufficient lines of credit remain available to fund current operating needs. Anticipated capital expenditures of approximately $25,000,000 for fiscal year 1999 will be greater than the total of $15,825,000 in 1998. The 1999 amounts will be used to increase production capacity, reduce manufacturing costs and develop new filtration products. In addition, the expansion to the Kearney, Nebraska facility will be completed.

The Company's financial position at the end of the first quarter was not significantly different from fiscal year-end 1998. Cash and short-term investments totaled $29,098,000 at the end of the quarter, a reduction of $4,223,000 from year-end. The current ratio at the end of the first quarter was 3.0:1 compared to 2.7:1 at the end of fiscal 1998. The current year ratio of long-term debt to total capitalization was 16.2% and approximated the level at year-end.

At February 27, 1999, CLARCOR had 23,930,125 shares of common stock outstanding.

YEAR 2000

For several years the Company has been reviewing Year 2000 issues related to the impact on its computer systems and operating facilities. Management has assigned internal project teams to review all computer-operated machinery and related software to assure that key financial,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
           -----------------------------------------------------------

information and operating systems have been assessed. Key suppliers and outside parties that may also have Year 2000 issues which could impact the Company have been contacted and have been asked to verify their Year 2000 readiness. The Company is testing interaction with such outside party systems where appropriate. In addition, the Company has assessed products sold by the Company and believes that there is no material exposure to contingencies related to the Year 2000 issue; however, additional testing of date-sensitive components will continue throughout 1999. Management believes that all key areas that may be impacted by the Year 2000 date have been assessed and remediation plans have been developed. As of the end of the first quarter of 1999, no significant issues have been identified and the Company has not incurred any material costs related to the assessment of its Year 2000 issues.

Remediation plans have been developed to address systems modifications and most of these modifications have already been implemented and tested. During 1998 the Company set a target date for the end of the second quarter of 1999 as a date for assuring that all information processing and operating systems have been fully tested and remediation plans implemented. As of the end of the first quarter of 1999, the Company believes that this target date is attainable in all material respects. Where outside suppliers are not able to verify their readiness by that date, backup suppliers will be identified to the extent possible. The Company is developing contingency plans that will address the Company's exposure to any material failure as a result of noncompliance by third parties; however, with respect to certain vendors, particularly utility vendors, alternative suppliers may not be readily available. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues and to minimize the risk of noncompliance in a timely manner.

Based on the assessment and remediation plans implemented at this time, the total cost of addressing compliance is less than $1.5 million, most of which was spent prior to fiscal 1999. Any additional costs are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in the future. However, the Year 2000 problem is pervasive and complex as virtually every computer operation may be affected in some way. Consequently, no assurance can be given that year 2000 compliance can be achieved without costs that might have a material adverse effect upon the Company's business, financial condition, results of operation, and business prospects.

OUTLOOK

Sales growth is expected to be stronger over the next three quarters than the first quarter level. Although the order rate in each of the Company's segments was somewhat slower than expected during the first quarter, management believes that business has not generally been lost, but that customers have become more careful in buying activity and have delayed some orders. The order rate and customer order patterns continue to be closely monitored. The Packaging segment is still in the transition to a business model focused on growth in its core strength of flat sheet metal lithography, and this repositioning is expected to result in improved sales in the second half of fiscal 1999. Based upon orders already in-house, a resurgence in plastic closure sales and profitability is expected for the remainder of fiscal 1999.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
           -----------------------------------------------------------

The profitability improvement in the first quarter was substantially due to the continued emphasis on cost reduction programs. When slower order rates were recognized in the first quarter, discretionary spending was curtailed in areas that do not affect the Company's growth programs. This same emphasis on cost control is expected to maintain operating margins for the remainder of the year. Overall, record sales and profits are expected for fiscal 1999. Capital expenditure spending is expected to continue at the planned rate, as these investments remain important for the Company's future growth.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the quarter, the mix of changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, purchasing patterns of distributors and customers, raw material costs, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, the effectiveness of plant conversions and productivity improvement programs, the management of both growth and acquisitions, third-party compliance with Year 2000 readiness, the Company's internal Year 2000 readiness, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items, it is possible that, in some future quarters, the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of the CLARCOR common stock could be materially adversely affected.

Part II - Other Information
---------------------------

Item 4  -  Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------

           At the annual meeting of shareholders of CLARCOR Inc. held on March 23, 1999, all of management's nominees for directors, as listed in the proxy statement dated February 18, 1999, were elected. In addition, the shareholders approved the Amendment to the Company's Second Restated Certificate of Incorporation, as described in the proxy statement dated February 18, 1999. The Company had 23,980,125 shares of common stock outstanding as of the close of business on the February 10, 1999 record date, and the holders of 21,502,337 shares of common stock were present at the meeting, in person or by proxy.


           The three nominees elected received votes as follows:

                                                            For                     Withheld
                                                            ---                     --------
                   Milton R. Brown                      21,369,028                  133,309
                   Robert H. Jenkins                    21,225,061                  277,276
                   Don A. Wolf                          21,365,516                  136,821

           The proposal to approve the Amendment to the Company's Second Restated Certificate of Incorporation received votes as follows:

                           For                   Against                 Withheld               Non-votes
                           ---                   -------                ---------               ---------
                        15,636,291              4,218,982                210,572                1,436,492

Item 6a   -  Exhibit 27   Financial Data Schedule.

Item 6b   -  No Form 8-K was filed during the quarter ended February 27, 1999.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CLARCOR INC.
                                  (Registrant)



    March 26, 1999                 By          /s/ Bruce A. Klein
----------------------               ------------------------------------------
       (Date)                          Bruce A. Klein, Vice President - Finance
                                            and Chief Financial Officer