Form 10-Q
period 1999-05-29
CLARCOR INC
filed 1999-07-01
CIK 20740

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


                       For the quarter ended May 29, 1999

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



For the Quarter Ended May 29, 1999                Commission File Number 1-11024



                                  CLARCOR Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            DELAWARE                                            36-0922490
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                   61125
-----------------------------------------------------               ------------
      (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code                815-962-8867
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


                      23,938,888 common shares outstanding
                      ------------------------------------

Part I - Item 1
                                  CLARCOR Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                    ________

                                                           May 29,          November 30,
                     ASSETS                                 1999               1998
                                                         -----------        ------------
                                                         (unaudited)
Current assets:
  Cash and short-term cash investments                   $   29,704          $   33,321
  Accounts receivable, less allowance for losses
      of $2,755 for 1999 and $2,711 for 1998                 65,973              67,557
  Inventories:
      Raw materials                                          20,787              19,827
      Work in process                                         9,380               8,628
      Finished products                                      32,451              30,159
                                                         ----------          ----------
         Total inventories                                   62,618              58,614
                                                         ----------          ----------
  Prepaid expenses                                            2,261               2,444
  Other current assets                                        6,243               6,237
                                                         ----------          ----------
              Total current assets                          166,799             168,173
                                                         ----------          ----------
Plant assets, at cost                                       204,349             193,672
     less accumulated depreciation                         (113,487)           (107,283)
                                                         ----------          ----------
                                                             90,862              86,389
                                                         ----------          ----------
Excess of cost over fair value of assets acquired,
     less accumulated amortization                           21,233              21,665
Pension assets                                               17,325              15,907
Other noncurrent assets                                      13,811              13,632
                                                         ----------          ----------

                                                         $  310,030          $  305,766
                                                         ==========          ==========
                   LIABILITIES

Current liabilities:
  Current portion of long-term debt                      $      430          $      470
  Accounts payable                                           25,422              26,528
  Income taxes                                                3,415               6,188
  Accrued and other liabilities                              26,334              27,997
                                                         ----------          ----------
              Total current liabilities                      55,601              61,183
                                                         ----------          ----------
Long-term debt, less current portion                         36,582              36,419
Long-term pension liabilities                                10,075               8,896
Other long-term liabilities                                  12,229              12,172
Minority interests                                              347                 289

Contingencies

               SHAREHOLDERS' EQUITY

Capital stock                                                23,939              23,949
Capital in excess of par value                                  145                 156
Accumulated other comprehensive earnings                     (3,675)             (2,993)
Retained earnings                                           174,787             165,695
                                                         ----------          ----------
                                                            195,196             186,807
                                                         ----------          ----------
                                                         $  310,030          $  305,766
                                                         ==========          ==========





            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                  (Unaudited)
                                   _________

                                                   Second Quarter Ended                 Six Months Ended
                                               -----------------------------      -----------------------------
                                                  May 29,         May 30,            May 29,         May 30,
                                                   1999            1998               1999            1998
                                               -------------   -------------      -------------   -------------
Net sales                                      $     110,483   $     107,266      $     209,649   $     205,052
Cost of sales                                         75,500          72,417            143,287         141,428
                                               -------------   -------------      -------------   -------------

    Gross profit                                      34,983          34,849             66,362          63,624

Selling and administrative expenses                   21,117          21,434             42,458          41,319
                                               -------------   -------------      -------------   -------------

    Operating profit                                  13,866          13,415             23,904          22,305
                                               -------------   -------------      -------------   -------------

Other income (expense):
 Interest expense                                       (545)           (614)            (1,071)         (1,178)
 Interest income                                         326             295                686             633
 Other, net                                               17            (283)               (52)           (414)
                                               -------------   -------------      -------------   -------------

                                                        (202)           (602)              (437)           (959)
                                               -------------   -------------      -------------   -------------

    Earnings before income taxes and
     minority interests                               13,664          12,813             23,467          21,346

Provision for income taxes                             4,987           4,753              8,589           7,958
                                               -------------   -------------      -------------   -------------

    Earnings before minority interests                 8,677           8,060             14,878          13,388

Minority interests in loss of subsidiaries               (27)            (30)               (18)            (21)
                                               -------------   -------------      -------------   -------------

Net earnings                                   $       8,650   $       8,030      $      14,860   $      13,367
                                               =============   =============      =============   =============

Net earnings per common share:
    Basic                                      $        0.36   $        0.33      $        0.62   $        0.55
                                               =============   =============      =============   =============
    Diluted                                    $        0.36   $        0.32      $        0.61   $        0.54
                                               =============   =============      =============   =============

Average number of common shares outstanding:
    Basic                                         23,936,137      24,396,524         23,950,007      24,336,846
                                               =============   =============      =============   =============
    Diluted                                       24,264,276      24,784,824         24,319,667      24,642,138
                                               =============   =============      =============   =============

Dividends paid per share                       $      0.1125   $      0.1100      $      0.2250   $      0.2200
                                               =============   =============      =============   =============





            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)
                                    ________

                                                          Six Months Ended
                                                        ---------------------
                                                        May 29,      May 30,
                                                         1999         1998
                                                       ---------    ---------
Cash flows from operating activities:
  Net earnings                                         $  14,860       13,367
  Depreciation and amortization                            6,960        6,220
  Changes in assets and liabilities                       (7,512)      (8,476)
  Other, net                                                  70           92
                                                       ---------    ---------

         Net cash provided by operating activities        14,378       11,203
                                                       ---------    ---------

Cash flows from investing activities:
  Additions to plant assets                              (11,131)      (6,948)
  Business acquisitions, net of cash acquired               (375)      (4,800)
  Investment in affiliate                                    -           (260)
  Proceeds from note receivable                              -          2,500
  Dispositions of plant assets                                25          510
                                                       ---------    ---------

         Net cash used in investing activities           (11,481)      (8,998)
                                                       ---------    ---------

Cash flows from financing activities:
  Reduction of long-term debt                               (227)      (1,127)
  Purchases of treasury stock                               (897)         -
  Cash dividends paid                                     (5,376)      (5,342)
  Other, net                                                  45        1,556
                                                       ---------    ---------

         Net cash used in financing activities            (6,455)      (4,913)
                                                       ---------    ---------

Net effect of exchange rate changes on cash                  (59)         (47)
                                                       ---------    ---------

Net change in cash and short-term cash investments        (3,617)      (2,755)

Cash and short-term cash investments,
  beginning of period                                     33,321       30,324
                                                       ---------    ---------
Cash and short-term cash investments,
  end of period                                        $  29,704    $  27,569
                                                       =========    =========

Cash paid during the period for:
  Interest                                             $   1,060        1,231
                                                       =========    =========
  Income taxes                                         $  10,647        8,958
                                                       =========    =========






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

     The consolidated condensed balance sheet as of May 29, 1999, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended May 29, 1999, and May 30, 1998, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 1998 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended May 29, 1999 are not necessarily indicative of the operating results for the full year.


2.   TREASURY STOCK TRANSACTIONS, STOCK SPLIT AND EARNINGS PER SHARE
     ---------------------------------------------------------------

     During the six months ended May 29, 1999, the Company purchased and retired 50,000 shares of common stock held in treasury. All such shares resumed the status of authorized and unissued shares of common stock of the Company.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited) Continued
--------------------------------------------------------------------------------

2.   TREASURY STOCK TRANSACTIONS, STOCK SPLIT AND EARNINGS PER SHARE (Continued)
     ---------------------------------------------------------------------------

                                                          Quarter Ended                    Six Months Ended
                                                 --------------------------------  --------------------------------
                                                     May 29,          May 30,          May 29,         May 30,
                                                      1999             1998             1999            1998
                                                 --------------------------------  --------------------------------
   Net Earnings (numerator)                              $8,650           $8,030          $14,860          $13,367

   Basic EPS:
      Weighted average number of common
      shares outstanding (denominator)               23,936,137       24,396,524       23,950,007       24,336,846

          Basic per share amount                          $0.36            $0.33            $0.62            $0.55

   Diluted EPS:
      Weighted average number of common
         shares outstanding                          23,936,137       24,396,524       23,950,007       24,336,846
      Dilutive effect of stock options                  328,139          388,300          369,660          305,292
                                                 ---------------  ---------------  ---------------  ---------------
          Diluted weighted average number
            of common shares outstanding
            (denominator)                            24,264,276       24,784,824       24,319,667       24,642,138

          Diluted per share amount                        $0.36            $0.32            $0.61            $0.54

     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:

                                                                               Weighted
                                                                                Average
                                                                               Exercise
                                                              Options            Price
                                                           ------------    ----------------
                 Second quarter ended May 29, 1999              771,789         $19.40
                 Six months ended May 29, 1999                  745,539         $19.42

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited) Continued
--------------------------------------------------------------------------------

3.   COMPREHENSIVE EARNINGS (Continued)
     ----------------------------------

     The Company's total comprehensive earnings and its components are as follows:

                                                             Quarter Ended                    Six Months Ended
                                                       --------------------------        ---------------------------
                                                           May 29,     May 30,              May 29,       May 30,
                                                            1999        1998                 1999          1998
                                                       --------------------------        ---------------------------
     Net earnings                                        $   8,650    $   8,030            $  14,860     $  13,367
     Other comprehensive earnings, net of tax:
        Foreign currency translation adjustments              (232)         (78)                (682)         (353)
                                                       --------------------------        ---------------------------

     Total comprehensive earnings                        $   8,418    $   7,952            $  14,178     $  13,014
                                                       ==========================        ===========================

4.   SEGMENT DATA
     ------------

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the quarter and six-month periods ended May 29, 1999 and May 30, 1998, respectively, are shown below. Net sales represent sales to unaffiliated customers, as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                             Quarter Ended                    Six Months Ended
                                                       --------------------------        ---------------------------
                                                           May 29,     May 30,              May 29,       May 30,
                                                            1999        1998                 1999          1998
                                                       --------------------------        ---------------------------
     Net sales by segment:
        Engine/Mobile Filtration                         $  61,407    $  57,916            $ 114,983     $ 109,541
        Industrial/Environmental Filtration                 34,045       32,442               66,743        64,063
        Packaging                                           15,031       16,908               27,923        31,448
                                                       --------------------------        ---------------------------
                                                         $ 110,483    $ 107,266            $ 209,649     $ 205,052
                                                       ==========================        ===========================
     Operating profit by segment:
        Engine/Mobile Filtration                         $  11,441    $  10,210            $  20,295     $  17,628
        Industrial/Environmental Filtration                  1,114        1,332                1,740         1,870
        Packaging                                            1,311        1,873                1,869         2,807
                                                       --------------------------        ---------------------------
                                                         $  13,866    $  13,415            $  23,904     $  22,305
                                                       ==========================        ===========================

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

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

RESULTS OF OPERATIONS: SECOND QUARTER OF 1999 COMPARED WITH SECOND QUARTER OF 1998.

The second quarter of 1999 resulted in record sales and net earnings primarily as a result of strong performance by the Company's Engine/Mobile Filtration segment.

Net sales of $110,483,000 increased 3.0% from $107,266,000 reported for the second quarter of 1998. Increased sales from the Company's two filtration segments were partially offset by lower sales from the Packaging segment. The Engine/Mobile Filtration segment reported increased sales of 6.0% to $61,407,000 from $57,916,000 recorded in 1998. The 1999 quarter reflects a significant increase in sales for the segment's light-duty filter brand and railroad filters. In addition, sales of heavy-duty filters increased particularly near the end of the quarter. The Company's Industrial/Environmental Filtration segment recorded sales of $34,045,000, a 4.9% increase compared to the 1998 quarter primarily as a result of increased demand for Airguard filters offset partially by a reduction in sales of UAS dust collection and electrostatic spraying equipment. The Packaging segment reported an 11.1% decrease in sales for the 1999 quarter primarily as a result of lower sales of promotional packaging and plastic closures. The lower promotional sales were partially due to the bankruptcy of a major customer in August of 1998.

Operating profit for second quarter 1999 was $13,866,000 which compares to $13,415,000 in 1998, a 3.4% increase. Second quarter 1999 operating profit was 12.6% of net sales compared to 12.5% in 1998. Cost reduction initiatives throughout the Company positively impacted the operating margin in 1999 and more than offset continued competitive product pricing pressures.

The Engine/Mobile Filtration segment recorded an operating profit increase in 1999 that resulted in an operating margin of 18.6% compared to 17.6% in 1998. The increased profit for the second quarter of 1999 resulted primarily from higher sales volumes and profit for the light-duty filter brand, continued productivity improvements, and lower material costs. The improvement in operating profit from cost reductions was partially offset by continued competitive pricing discounts. The Industrial/Environmental Filtration segment reported operating profit of $1,114,000 in 1999, a reduction from $1,332,000 in 1998, primarily due to competitive pricing discounts and lower sales volume that reduced operating leverage and manufacturing productivity. The Packaging segment's 30.0% decrease in operating profit resulted from significantly lower promotional packaging sales and lower sales of plastic closures during the 1999 quarter. Productivity improvements and material cost reductions positively impacted the operating margin for the 1999 quarter.

Net other expense for the quarter of $202,000 included reduced interest expense, favorable currency adjustments, and increased interest income.

As a result of increased operating profit and reduced other expense, earnings before income taxes and minority interests for the second quarter of 1999 totaled $13,664,000, up from $12,813,000 in the comparable quarter last year.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
           -----------------------------------------------------------

The provision for income taxes in 1999 was $4,987,000, an effective rate of 36.5% and compares to an effective tax rate of 37.1% of pre-tax earnings in the 1998 quarter. The reduction in the effective rate is principally due to reduced state income taxes.

Net earnings in the second quarter of the current year were $8,650,000, or $0.36 per share on a diluted basis. The 1998 net earnings for the quarter of $8,030,000, resulted in diluted earnings per share of $0.32. The increase in diluted earnings per share of 12.5% resulted principally from the improved operating profit, reduced net other expense, reduced effective tax rate and fewer outstanding shares.

Average shares outstanding were 23,936,137 for the 1999 second quarter. Diluted average shares outstanding were 24,264,276 for the second quarter of 1999 and 24,784,824 for the 1998 quarter. The reduction in shares outstanding was principally due to the repurchase of CLARCOR common stock.

SIX MONTHS 1999 COMPARED TO SIX MONTHS OF 1998.

Net sales of $209,649,000 for the six-month 1999 period increased 2.2% over the 1998 sales of $205,052,000. The 1999 sales increase resulted from additional filtration product sales partially offset by reduced sales of packaging products. The Engine/Mobile Filtration segment reported a 5.0% increase in sales for the six-month period due to increased sales of heavy-duty, light-duty and railroad filtration products. The Industrial/Environmental Filtration segment increased sales to $66,743,000 for the 1999 period from $64,063,000 in 1998. The sales increase of 4.2% includes sales from several acquisitions in 1998 offset somewhat by competitive pricing and reduced equipment sales. The Packaging segment's sales declined to $27,923,000 compared to $31,448,000 in 1998 as a result of lower promotional packaging sales and plastic closure sales. The reduction in promotional packaging sales also reflects the loss of a major customer due to bankruptcy in August 1998.

Operating profit for the 1999 six-month period was $23,904,000, which compares to $22,305,000 in 1998. Operating profit was 11.4% of sales in 1999 compared to 10.9% in 1998.

The Engine/Mobile Filtration segment recorded an operating profit increase of 15.1% for the 1999 six-month period as a result of higher sales volumes, continued productivity improvements, reduced material costs and improved results for the light-duty product line. The Industrial/Environmental Filtration segment reported a decrease of 6.9% in operating profit for the six-month 1999 period as a result of reduced equipment sales, competitive pricing pressure and lower productivity as a result of reduced sales volume. The Packaging segment recorded operating profit of $1,869,000 which was 33.4% lower than the 1998 six-month period due to lower promotional packaging sales and plastic closure sales.

Net other expense of $437,000 for the 1999 six-month period was lower than the $959,000 recorded in the 1998 period. The reduced expense is due to reduced interest expense, increased interest income and favorable currency gains.

Earnings before income taxes and minority interests totaled $23,467,000 in the 1999 period compared to $21,346,000 in 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
           -----------------------------------------------------------

The provision for income taxes in 1999 was $8,589,000, an effective rate of 36.6% and compares to an effective rate for the six-month 1998 period of 37.3%. The reduction in the effective tax rate is due principally to lower state income taxes.

Net earnings for the 1999 period of $14,860,000 increased 11.2% from the 1998 period. Diluted earnings per share of $0.61 for the 1999 six-month period compared to $0.54 for the 1998 period, an increase of 13.0%. This increase reflects the improved operating profit, reduced net other expense, reduced effective tax rate and lower number of outstanding shares.

Average shares outstanding of 23,950,007 compare to 24,336,846 in 1998. The reduction in outstanding shares is principally due to the repurchase of CLARCOR common stock in the first quarter of 1999 and the third and fourth quarters of 1998. Diluted shares outstanding totaled 24,319,667 for the 1999 period and 24,642,138 for the 1998 period.


LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $14,378,000 and included increased net earnings, depreciation and amortization and a reduction in investment in assets, net of liabilities, from the six-month period of 1998. Cash flows used in investing activities increased in the six-month period of 1999 primarily due to the cash used for additions to plant assets of $11,131,000 compared to $6,948,000 in 1998. The 1998 period included the payment for the acquisition of Air Technologies, Inc. and also included $2,500,000 received as payment on a note receivable. Cash flows used by financing activities of $6,455,000 in 1999 included payments on long-term debt of $227,000 compared to $1,127,000 in 1998. During the 1999 six-month period, the Company repurchased 50,000 shares of CLARCOR common stock for $897,000 and paid dividends of $5,376,000.
Dividend payments during the 1998 period totaled $5,342,000.

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

The Company's financial position at the end of the six-month period reflected total assets of $310,030,000 compared to the fiscal year-end 1998 amount of $305,766,000. Cash and short-term investments totaled $29,704,000 at the end of the second quarter, a reduction of $3,617,000 from year-end. Inventories increased 6.8% to $62,618,000 from the year-end level in anticipation of higher third and fourth quarter sales levels. The current ratio at the end of the second quarter was 3.0:1 compared to 2.7:1 at the end of fiscal 1998. The current year ratio of long-term debt to total capitalization was 15.8% compared to 16.3% at year-end 1998.

At May 29, 1999, CLARCOR had 23,938,888 shares of common stock outstanding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
           -----------------------------------------------------------

YEAR 2000

For several years the Company has been reviewing Year 2000 issues related to the impact on its computer systems and operating facilities. Management has assigned internal project teams to review all computer-operated machinery and related software to assure that key financial, information and operating systems have been assessed. Key suppliers and outside parties that may also have Year 2000 issues which could impact the Company have been contacted and have been asked to verify their Year 2000 readiness. The Company is testing interaction with such outside party systems where appropriate. In addition, the Company has assessed products sold by the Company and believes that there is no material exposure to contingencies related to the Year 2000 issue; however, additional testing of date-sensitive components will continue throughout 1999. Management believes that all key areas that may be impacted by the Year 2000 date have been assessed and remediation plans have been developed. As of the end of the second quarter of 1999, no significant issues have been identified and the Company has not incurred any material costs related to the assessment of its Year 2000 issues.

Remediation plans have been developed to address systems modifications. During 1998 the Company set a target date for the end of the second quarter of 1999 as a date for assuring that all information processing and operating systems have been fully tested and remediation plans implemented. As of the end of the second quarter of 1999, the Company believes that in all material respects, all information processing and operating systems have been fully tested and where necessary, changes and modifications have been made. For certain outside suppliers that were not able to verify their readiness by that date, backup suppliers have been identified to the extent possible. The Company continues to develop contingency plans that will address the Company's exposure to any material failure as a result of noncompliance by third parties; however, with respect to certain vendors, particularly utility vendors, alternative suppliers may not be readily available. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues and to minimize the risk of noncompliance in a timely manner.

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

OUTLOOK

Overall sales growth is expected to be stronger over the second half of the 1999 fiscal year based on the increase in sales activity at Airguard, Baldwin and Clark Filter. In addition, the Packaging segment is still in the transition to a business model focused on growth in its core strength of flat sheet metal lithography, and this repositioning is expected to result in improved sales in the second half of fiscal 1999. Based on the level of orders already received and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
           -----------------------------------------------------------

customer commitments, the Packaging segment should reflect improved results in both sales and margins for the third and fourth quarters compared to 1998.

An emphasis to reduce discretionary spending early in 1999 will continue throughout the year and is expected to maintain operating margins in the Engine/Mobile Filtration segment and improve margins in the Industrial/ Environmental Filtration segment. In addition, several management and administrative changes at UAS have been made that should result in improved results, though the improvements will not occur immediately. Overall, record sales and profits are expected for fiscal 1999. Capital expenditure spending is expected to be near the planned rate of $25,000,000, as these investments remain important for the Company's future growth.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the quarter, the mix of changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, raw material cost increases, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, the effectiveness of plant expansions and conversions and productivity improvement programs, the management of both growth and acquisitions, third-party compliance with Year 2000 readiness, the Company's internal Year 2000 readiness, extraordinary events, such as litigation or acquisitions, including related charges, and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items, it is possible that, in some future quarters, the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of the CLARCOR common stock could be materially adversely affected.

Part II - Other Information
---------------------------

Item 6a   -   Exhibit 27   Financial Data Schedule.

Item 6b   -   Subsequent to the end of the quarter ended May 29, 1999, a Form
              8-K was filed to announce the election of Philip R. Lochner Jr. to the Company's board of directors.

                                    SIGNATURE
                                    ---------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CLARCOR INC.
                                  (Registrant)



      July 1, 1999               By            /s/ Bruce A. Klein
-------------------------           --------------------------------------------
         (Date)                       Bruce A. Klein, Vice President - Finance
                                            and Chief Financial Officer