Form 10-Q
period 1999-08-28
CLARCOR INC
filed 1999-10-01
CIK 20740

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended August 28, 1999         Commission File Number 1-11024



                                  CLARCOR Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                                      36-0922490
--------------------------------------             -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois             61125
------------------------------------------------------      ---------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code           815-962-8867
                                                          --------------------



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


                      23,979,770 common shares outstanding
             -------------------------------------------------------

Part I - Item 1
                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                    --------

                                                                    August 28,                November 30,
                                        ASSETS                        1999                       1998
                                                               -------------------        -------------------
                                                                   (unaudited)
Current assets:
      Cash and short-term cash investments                     $           39,361         $           33,321
      Accounts receivable, less allowance for losses
            of $3,019 for 1999 and $2,711 for 1998                         69,378                     67,557
      Inventories:
            Raw materials                                                  20,938                     19,827
            Work in process                                                 9,577                      8,628
            Finished products                                              31,276                     30,159
                                                               -------------------        -------------------
               Total inventories                                           61,791                     58,614
                                                               -------------------        -------------------

      Prepaid expenses                                                      1,169                      2,444
      Other current assets                                                  6,253                      6,237
                                                               -------------------        -------------------
                  Total current assets                                    177,952                    168,173
                                                               -------------------        -------------------
Plant assets, at cost                                                     205,872                    193,672
         less accumulated depreciation                                   (116,398)                  (107,283)
                                                               -------------------        -------------------
                                                                           89,474                     86,389
                                                               -------------------        -------------------
Excess of cost over fair value of assets acquired,
         less accumulated amortization                                     21,100                     21,665
Pension assets                                                             18,034                     15,907
Other noncurrent assets                                                    13,699                     13,632
                                                               -------------------        -------------------

                                                               $          320,259         $          305,766
                                                               ===================        ===================

                                     LIABILITIES

Current liabilities:
      Current portion of long-term debt                        $            5,435         $              470
      Accounts payable                                                     25,293                     26,528
      Income taxes                                                          3,671                      6,188
      Accrued and other liabilities                                        28,151                     27,997
                                                               -------------------        -------------------
                  Total current liabilities                                62,550                     61,183
                                                               -------------------        -------------------

Long-term debt, less current portion                                       31,504                     36,419
Long-term pension liabilities                                              10,622                      8,896
Other long-term liabilities                                                12,360                     12,172
Minority interests                                                            362                        289

Contingencies

                                 SHAREHOLDERS' EQUITY

Capital stock                                                              23,980                     23,949
Capital in excess of par value                                                591                        156
Accumulated other comprehensive earnings                                   (3,544)                    (2,993)
Retained earnings                                                         181,834                    165,695
                                                               -------------------        -------------------
                                                                          202,861                    186,807
                                                               -------------------        -------------------
                                                               $          320,259         $          305,766
                                                               ===================        ===================


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                    ---------

                                                       Third Quarter Ended                       Nine Months Ended
                                                  -----------------------------            -------------------------------

                                                   August 28,       August 29,               August 28,        August 29,
                                                      1999             1998                    1999              1998
                                                  ------------     ------------            ------------      -------------
Net sales                                         $   112,090       $   110,058            $   321,739        $   315,110
Cost of sales                                          77,900            75,360                221,187            216,788
                                                  ------------     ------------            ------------      -------------
      Gross profit                                     34,190            34,698                100,552             98,322

Selling and administrative expenses                    20,530            21,680                 62,988             62,999
                                                  ------------     ------------            ------------      -------------
      Operating profit                                 13,660            13,018                 37,564             35,323
                                                  ------------     ------------            ------------      -------------
Other income (expense):
    Interest expense                                     (561)             (588)                (1,632)            (1,766)
    Interest income                                       375               348                  1,061                981
    Other, net                                          1,751             1,112                  1,699                698
                                                  ------------     ------------            ------------      -------------
                                                        1,565               872                  1,128                (87)
                                                  ------------     ------------            ------------      -------------
      Earnings before income taxes and
         minority interests                            15,225            13,890                 38,692             35,236

Provision for income taxes                              5,473             5,154                 14,062             13,112
                                                  ------------     ------------            ------------      -------------
      Earnings before minority interests                9,752             8,736                 24,630             22,124


Minority interests in (earnings) loss
of subsidiaries                                           (16)               33                     (34)                12
                                                  ------------     ------------            ------------      -------------
Net earnings                                      $     9,736      $      8,769            $     24,596      $      22,136
                                                  ============     ============            ============      =============
Net earnings per common share:
    Basic                                         $      0.41      $       0.36            $       1.03      $        0.91
                                                  ============     ============            ============      =============
    Diluted                                       $      0.40      $       0.35            $       1.01      $        0.89
                                                  ============     ============            ============      =============
Average number of common shares outstanding:
      Basic                                        23,967,916        24,435,749              23,958,282         24,366,254
                                                  ============     ============            ============      =============
      Diluted                                      24,321,391        24,937,391              24,315,706         24,917,298
                                                  ============     ============            ============      =============
Dividends paid per share                          $    0.1125      $     0.1100            $     0.3375      $      0.3300
                                                  ============     ============            ============      =============



            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)
                                    --------

                                                                                     Nine Months Ended
                                                                             ---------------------------------

                                                                              August 28,         August 29,
                                                                                 1999               1998
                                                                             --------------     --------------
Cash flows from operating activities:
     Net earnings                                                          $        24,596      $      22,136
     Depreciation and amortization                                                  10,433              9,600
     Changes in assets and liabilities                                              (6,709)            (5,886)
     Net gain on dispositions of plant assets                                       (1,774)            (1,298)
     Other, net                                                                         34               (12)
                                                                             --------------     --------------

                Net cash provided by operating activities                           26,580             24,540
                                                                             --------------     --------------

Cash flows from investing activities:
     Additions to plant assets                                                     (14,782)           (10,447)
     Business acquisitions, net of cash acquired                                      (375)            (7,984)
     Investment in affiliate
                                                                                         -               (523)
     Proceeds from note receivable                                                       -              2,500
     Dispositions of plant assets                                                    3,596              2,160
                                                                             --------------     --------------

                Net cash used in investing activities                              (11,561)           (14,294)
                                                                             --------------     --------------

Cash flows from financing activities:
     Reduction of long-term debt                                                      (300)            (2,241)
     Purchases of treasury stock                                                      (897)            (1,135)
     Cash dividends paid                                                            (8,065)            (8,023)
     Other, net                                                                        331              1,758
                                                                             --------------     --------------
                Net cash used in financing activities                               (8,931)            (9,641)
                                                                             --------------     --------------

Net effect of exchange rate changes on cash                                            (48)               (43)
                                                                             --------------     --------------

Net change in cash and short-term cash investments                                   6,040                562

Cash and short-term cash investments,
     beginning of period                                                            33,321             30,324
                                                                             --------------     --------------
Cash and short-term cash investments,
     end of period                                                           $      39,361      $      30,886
                                                                             ==============     ==============
Cash paid during the period for:
     Interest                                                                $       2,011      $       1,972
                                                                             ==============     ==============
     Income taxes                                                            $      15,203      $      11,044
                                                                             ==============     ==============




                 See Notes to Consolidated Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


1.    CONSOLIDATED FINANCIAL STATEMENTS

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

     The consolidated condensed balance sheet as of August 28, 1999, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended August 28, 1999, and August 29, 1998, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 1998 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended August 28, 1999 are not necessarily indicative of the operating results for the full year.


2.   TREASURY STOCK TRANSACTIONS, STOCK SPLIT AND EARNINGS PER SHARE

     During the nine months ended August 28, 1999, the Company purchased and retired 50,000 shares of common stock held in treasury. All such shares resumed the status of authorized and unissued shares of common stock of the Company.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands,Except Per Share Data)
(Unaudited)  Continued

2.   TREASURY STOCK TRANSACTIONS, STOCK SPLIT AND EARNINGS PER SHARE (Continued)

                                                          Quarter Ended                   Nine Months Ended
                                                 --------------------------------  --------------------------------
                                                   August 28,       August 29,       August 28,       August 29,
                                                      1999             1998             1999             1998
                                                 --------------------------------  --------------------------------
   Net Earnings (numerator)                         $     9,736      $     8,769      $    24,596      $    22,136

   Basic EPS:
      Weighted average number of common
      shares outstanding (denominator)               23,967,916       24,435,749       23,958,282       24,366,254

          Basic per share amount                          $0.41            $0.36            $1.03            $0.91

   Diluted EPS:
      Weighted average number of common
         shares outstanding                          23,967,916       24,435,749       23,958,282       24,366,254
      Dilutive effect of stock options                  353,475          501,642          357,424          551,044
                                                 ---------------  ---------------  ---------------  ---------------
          Diluted weighted average number
            of common shares outstanding
            (denominator)                            24,321,391       24,937,391       24,315,706       24,917,298

          Diluted per share amount                        $0.40            $0.35            $1.01            $0.89

     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:

                                                       Quarter Ended                Nine Months Ended
                                                ----------------------------   ----------------------------
                                                 August 28,     August 29,      August 28,     August 29,
                                                    1999           1998            1999           1998
                                                ----------------------------   ----------------------------

      Options                                      507,531       508,864          507,531        74,239
      Weighted Average Exercise Price            $   19.86      $  19.86         $  19.86     $   21.49



3.   COMPREHENSIVE EARNINGS

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)
(Unaudited) Continued

3.   COMPREHENSIVE EARNINGS (Continued)

     The Company's total comprehensive earnings and its components are as follows:

                                                              Quarter Ended                 Nine Months Ended
                                                       -----------------------------   -----------------------------
                                                         August 28,    August 29,       August 28,    August 29,
                                                            1999          1998             1999          1998
                                                       -----------------------------   -----------------------------

     Net earnings                                          $  9,736     $ 8,769          $  24,596      $ 22,136

     Other comprehensive earnings, net of tax:
         Foreign currency translation adjustments               131         (33)              (551)         (386)
                                                       -----------------------------   -----------------------------

     Total comprehensive earnings                          $  9,867     $ 8,736          $  24,045      $ 21,750
                                                       =============================   =============================



4.   SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the quarter and nine-month periods ended August 28, 1999 and August 29, 1998, respectively, are shown below. Net sales represent sales to unaffiliated customers, as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.


                                                            Quarter Ended                   Nine Months Ended
                                                    -------------------------------   -------------------------------
                                                      August 28,     August 29,         August 28,     August 29,
                                                         1999           1998               1999           1998
                                                    -------------------------------   -------------------------------
      Net sales by segment:
         Engine/Mobile Filtration                       $  60,833        $  56,936        $  175,816      $  166,477
         Industrial/Environmental Filtration               34,991           35,202           101,734          99,265
         Packaging                                         16,266           17,920            44,189          49,368
                                                    -------------------------------   -------------------------------
                                                        $ 112,090        $ 110,058        $  321,739      $  315,110
                                                    ===============================   ===============================
      Operating profit by segment:
         Engine/Mobile Filtration                       $  11,299        $   9,990        $   31,594      $   27,618
         Industrial/Environmental Filtration                  841            1,996             2,581           3,866
         Packaging                                          1,520            1,032             3,389           3,839
                                                    -------------------------------   -------------------------------
                                                        $  13,660        $  13,018        $   37,564      $   35,323
                                                    ===============================   ===============================



5.    RECLASSIFICATIONS

      Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in Thousands, Except Per Share Data)
(Unaudited)  Continued

6.   SUBSEQUENT EVENT

     On September 10, 1999, the Company completed its acquisitions of Purolator Products Air Filtration Company (PPAFC), Facet International (Facet), and Purolator-Facet Filter Products (PFFP), manufacturers of air and liquid filtration products, for approximately $140,000, net of cash received. The purchase price was paid in cash with proceeds from additional long-term borrowing of approximately $120,000,000. This borrowing was from a $185,000,000 multicurrency revolving credit facility put in place in September 1999 with several financial institutions. Borrowings under the credit facility are unsecured but are guaranteed by certain of the Company's subsidiaries. The agreement related to this borrowing includes certain restrictive covenants that include maintaining minimum consolidated net worth, limiting new borrowings and maintaining a minimum interest coverage.

     As a result of the acquisitions, PPAFC, Facet, and PFFP became subsidiaries of the Company. The transaction will be accounted for under the purchase method of accounting and the operating results will be included in the Company's consolidated results of operations from September 1, 1999, the effective date of the acquisitions.

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: THIRD QUARTER 1999 COMPARED WITH THIRD QUARTER OF 1998.

Net sales of $112,090,000 increased 1.8% over the 1998 third quarter. The Engine/Mobile Filtration segment recorded increased sales of 6.8% over the 1998 quarter as a result of increased sales of heavy-duty, light-duty and railroad filtration products. The Industrial/Environmental Filtration segment recorded a 0.6% decrease in sales from the 1998 quarter as a 3.0% increase in Airguard sales was offset by lower UAS sales. Net sales for the Packaging segment were 9.2% lower primarily as a result of reduced sales of promotional products.

Operating profit for the third quarter 1999 increased 4.9% from the 1998 third quarter. The Engine/Mobile Filtration segment's operating profit increased 13.1% due to increased sales, cost reductions and productivity improvements which more than offset continued competitive pricing pressures and costs related to closing a facility. The segment's operating margin of 18.6% for the third quarter 1999 compared to 17.5% recorded in the same quarter of 1998. Operating profit for the Industrial/Environmental Filtration segment was lower than in the 1998 quarter due to lower than expected sales levels, competitive pricing, increased manufacturing labor turnover, and manufacturing inefficiencies. The Packaging segment recorded operating profit of $1,520,000, or 9.3% of sales. The segment's third quarter profit was lower than expected due to the delay in replacing promotional packaging sales with sales of flat sheet lithography. The 1999 profit compares to $1,032,000 recorded in the third quarter of 1998 which was negatively impacted by a $1,600,000 charge due to a customer bankruptcy.

Net other income of $1,565,000 included a $1,760,000 gain on the third quarter 1999 sale of a warehouse. The third quarter 1998 net other income of $872,000 included a $1,300,000 gain on the sale of a building that formerly housed the Packaging segment's Tube Division, which was sold in 1997. The 1999 third quarter also included reduced interest expense, higher interest income and reduced currency losses compared to the third quarter 1998.

Earnings before income taxes and minority interests increased to $15,225,000 from $13,890,000 recorded in the 1998 quarter primarily as a result of the $642,000 increase in operating profit and the $693,000 increase in net other income.

The provision for income taxes increased to $5,473,000 in 1999. The effective tax rate of 35.9% compares to 37.1% recorded in the 1998 quarter. The reduction in the effective tax rate was principally due to lower state income taxes.

Net earnings for the quarter of $9,736,000 resulted in basic earnings per share of $0.41 compared to $0.36 in 1998, an increase of 13.9%. Diluted earnings per share increased 14.3% to $0.40 compared to $0.35 in the 1998 quarter. The increase in earnings per share for the quarter resulted from the increased operating profit and other income combined with a lower tax

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
rate and fewer outstanding shares. The reduction in shares outstanding was principally due to the repurchase of 578,691 shares of CLARCOR common stock in 1999 and 1998.

NINE MONTHS 1999 COMPARED TO NINE MONTHS OF 1998.

Net sales of $321,739,000 increased 2.1% from $315,110,000 reported for the first nine months of fiscal 1998. The Engine/Mobile Filtration segment reported increased sales of 5.6% to $175,816,000 from $166,477,000 recorded in 1998. This increase resulted from growth in heavy-duty and light-duty aftermarket filter sales and increased sales of filtration products for the railroad industry.

The Company's Industrial/Environmental Filtration segment recorded increased sales of 2.5% for 1999 over 1998. Lower sales from UAS for the nine-month period were more than offset by an increase from Airguard that included sales from several 1998 acquisitions. Both Airguard and UAS have been affected by slow growth in the air filtration industry.

The Packaging segment reported a 10.5% decrease in sales for the 1999 nine-month period primarily as a result of reduced sales of promotional packaging. A new strategy that focuses on recurring metal lithography business instead of seasonal promotional container sales continues to be implemented. As a result of increased lithography business, the backlog at the end of the third quarter was more than $5,000,000 higher than at the end of the same quarter in 1998.

Operating profit for the 1999 nine-month period was $37,564,000 compared to $35,323,000 in 1998. Operating profit was 11.7% of net sales in 1999 compared to 11.2% in 1998.

The Engine/Mobile Filtration segment recorded an operating profit increase of 14.4% in the 1999 nine-month period as a result of continued productivity improvements, cost reductions and higher sales volumes that offset competitive pricing pressures. The Industrial/Environmental Filtration segment reported a decrease of $1,285,000, or 33.2%, in operating profit in 1999 due to lower sales volumes than expected and the resulting manufacturing inefficiencies. The Packaging segment's operating profit of $3,389,000 also reflected lower sales than expected. The segment's 1998 operating profit of $3,839,000 reflected higher promotional packaging sales but also included a charge of approximately $2,100,000 due to a customer bankruptcy.

Net other income of $1,128,000 in 1999 included the third quarter gain of $1,760,000 from the sale of a warehouse facility. The third quarter of 1998 also included a $1,300,000 gain from the sale of a building. Reduced interest expense and higher interest income was recorded in 1999 as a result of lower debt and higher cash balances during the 1999 nine-month period. Net currency losses were recorded in the nine-month 1998 period whereas net currency gains were recorded in the 1999 period.

Earnings before income taxes and minority interests for the first nine months of 1999 totaled $38,692,000, up from $35,236,000 in the comparable period last year.

The provision for income taxes in 1999 was $14,062,000, or an effective rate of 36.3% compared to an effective rate in 1998 of 37.2%. The reduction in the effective tax rate is due principally to lower state income taxes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Net earnings in the 1999 period were $24,596,000, or $1.03 basic earnings per share and $1.01 per share on a diluted basis. The 1998 net earnings for the nine-month period were $22,136,000, or $0.91 basic and $0.89 diluted earnings per share.

Average shares outstanding were 23,958,282 and diluted average shares outstanding were 24,315,706 at the end of nine months of 1999. The reduction in outstanding shares is principally due to the repurchase of CLARCOR common stock in the first quarter of 1999 and the third and fourth quarters of 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities for the nine months 1999 totaled $26,580,000 and included increased net earnings, depreciation and amortization partially offset by increased investment in assets, net of liabilities, compared to the first nine months of 1998. Cash flows used in investing activities totaled $11,561,000 compared to $14,294,000 in the 1998 nine-month period. Plant asset additions increased to $14,782,000 compared to $10,447,000 in the 1998 nine-month period. Cash from the disposition of plant assets totaled $3,596,000 and $2,160,000 in 1999 and 1998, respectively. The 1998 nine-month period included $7,984,000 used primarily to acquire Air Technologies, Inc. on February 20, 1998 and an Airguard distributor during the 1998 third quarter. The 1998 period also included $2,500,000 received as payment on a note receivable. Cash flows used by financing activities of $8,931,000 in 1999 included payments on long-term debt of $300,000, cash dividend payments of $8,065,000, and $897,000 for stock repurchases. For 1998, debt payments were $2,241,000, dividend payments were $8,023,000 and $1,135,000 was used for stock repurchases.

CLARCOR's current operations continue to generate adequate cash to fund operating needs, pay dividends, and provide for the repayment of the Company's long-term debt. Due to the acquisition of three filtration companies as discussed in Note 6, Subsequent Event, to the consolidated condensed financial statements, additional long-term debt of approximately $120,000,000 was borrowed during the fourth quarter of 1999. This borrowing was from a $185,000,000 multicurrency revolving credit facility put in place in September 1999 with several financial institutions. Sufficient lines of credit remain available to fund current operating needs. Anticipated capital expenditures will total approximately $21,000,000 for fiscal year 1999 and compare to $15,825,000 in 1998. The 1999 amounts will be used to increase production capacity, reduce manufacturing costs and produce new filtration products. The 1999 amounts also include costs to complete the expansion to the Kearney, Nebraska facility.

The Company's financial position at the end of the third quarter reflected increased assets of $14,493,000 to $320,259,000 from fiscal year-end 1998. Cash and short-term investments totaled $39,361,000 at the end of the quarter, an increase of $6,040,000 from year-end. Cash and short-term securities were reduced during the fourth quarter of 1999 due to the use of cash for the fourth quarter acquisitions. Current liabilities at August 28, 1999, includes the first payment of $5,000,000 due in July 2000 on a promissory note. The current ratio at the end of the third quarter was 2.8:1, compared to 2.7:1 at the end of fiscal 1998. The third quarter 1999 ratio of long-term debt to total capitalization was 13.4% compared to 16.3%, the level at year-end 1998. The Company's ratio of long-term debt to total capitalization will increase to approximately

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

40% during the fourth quarter due to the borrowing for the acquisitions. The agreement related to this borrowing includes certain restrictive covenants that include maintaining minimum consolidated net worth, limiting new borrowings and maintaining a minimum interest coverage. The Company is currently in compliance with all such covenants.

At the end of the third quarter, CLARCOR had 23,979,770 shares of common stock outstanding.

YEAR 2000

For several years the Company has been reviewing Year 2000 issues related to the impact on its computer systems and operating facilities. Management has assigned internal project teams to review all computer-operated machinery and related software to assure that key financial, information and operating systems have been assessed. Key suppliers and outside parties that may also have Year 2000 issues which could impact the Company have been contacted and have been asked to verify their Year 2000 readiness. The Company is testing interaction with such outside party systems where appropriate. In addition, the Company has assessed products sold by the Company and believes that there is no material exposure to contingencies related to the Year 2000 issue; however, additional testing of date-sensitive components will continue throughout 1999. Management believes that all key areas that may be impacted by the Year 2000 date have been assessed and remediation plans have been developed. As of the end of the third quarter of 1999, no significant issues have been identified and the Company has not incurred any material costs related to the assessment of its Year 2000 issues.

Remediation plans have been developed to address systems modifications. During 1998 the Company set a target date for the end of the second quarter of 1999 as a date for assuring that all information processing and operating systems were fully tested and remediation plans implemented. The Company believes that, in all material respects, all information processing and operating systems were fully tested and where necessary, changes and modifications were made by that date. For certain outside suppliers that were not able to verify their readiness by that date, backup suppliers have been identified to the extent possible. The Company continues to develop contingency plans that will address the Company's exposure to any material failure as a result of noncompliance by third parties; however, with respect to certain vendors, particularly utility vendors, alternative suppliers may not be readily available. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues and to minimize the risk of noncompliance in a timely manner.

Based on the assessment and remediation plans implemented at this time, the total cost of addressing compliance is less than $1,500,000, most of which was spent prior to fiscal 1999. The Company also believes that in all material respects, the businesses acquired in fourth quarter 1999 have also fully tested and where necessary, made changes and modifications to their information processing and operating systems. Any additional costs are not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in the future. However, the Year 2000 problem is pervasive and complex as virtually every computer operation may be affected in some way. Consequently, no assurance can be given that Year 2000 compliance can be achieved without costs that might have a material adverse effect upon the Company's business, financial condition, results of operation, and business prospects.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OUTLOOK

The Company expects to report a record year in both sales and profits in 1999. Continued strong performance for the remainder of the year from the Engine/Mobile Filtration segment is expected based on current sales activity. Management is more wary about the sales activity for the Industrial/Environmental businesses for the remainder of the year. However, if sales growth remains below expectations in the fourth quarter, discretionary spending reductions implemented earlier this year should allow the Company to meet its diluted earnings per share forecast of $1.45, before inclusion of the fourth quarter acquisitions. The fourth quarter acquisitions are expected to dilute earnings per share in the fourth quarter by approximately $0.01. In fiscal 2000 the acquisitions are expected to be $0.01-$0.02 dilutive to diluted earnings per share and then accretive thereafter.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, the Year 2000 discussion above, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the quarter, the mix of changes in distribution channels through which the Company's products are sold, the timing and acceptance of new products and product enhancements by the Company or its competitors, changes in pricing, product life cycles, raw material costs, purchasing patterns of distributors and customers, competitive conditions in the industry, business cycles affecting the markets in which the Company's products are sold, the effectiveness of plant expansions and conversions and productivity improvement programs, third-party compliance with Year 2000 readiness, the Company's internal Year 2000 readiness, extraordinary events, such as litigation costs, acquisition costs and performance of the acquisitions, and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items, it is possible that, in some future quarters, the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of the CLARCOR common stock could be materially adversely affected.

Part II - Other Information


Item 6a - Exhibit 27     Financial Data Schedule.

Item 6b - On September 17, 1999, subsequent to the end of the third quarter, a Form 8-K was filed to announce the acquisitions of Purolator Products Air Filtration Company, Facet
          International, and Purolator-Facet Filter Products, Inc.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CLARCOR INC.
                                  (Registrant)



    October 1, 1999                By          /s/ Bruce A. Klein
------------------------               -------------------------------------
        (Date)                         Bruce A. Klein, Vice President - Finance
                                             and Chief Financial Officer