Form 10-K405
period 1999-11-27
CLARCOR INC
filed 2000-02-23
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                           (MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 27, 1999
                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ______________________________
COMMISSION FILE NUMBER 1-11024

                                  CLARCOR Inc.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                    36-0922490
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)
2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                       61125
(Address of principal executive offices)                              (Zip Code)
Registrant's telephone number, including area code:                 815-962-8867
Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED
          -------------------             ---------------------
Common Stock, par value $1.00 per share  New York Stock Exchange
Preferred Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

                                      None
              ----------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value (based on the closing price of registrant's Common Stock on February 11, 2000 as reported on the New York Stock Exchange Composite Transactions) of the voting stock held by non-affiliates of the registrant as at February 11, 2000 is $419,648,074.

The number of outstanding shares of Common Stock, as of February 11, 2000 is 24,255,740 shares.

Certain portions of the registrant's 1999 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 23, 2000 for the Annual Meeting of Shareholders to be held on March 25, 2000 are incorporated by reference in Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     (a) General Development of Business

     CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

     The Company's fiscal year ends on the Saturday closest to November 30. For fiscal year 1999 the year ended on November 27, 1999 and for fiscal year 1998 the year ended on November 28, 1998. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

     (i) Certain Significant Developments.

     Acquisition of Industrial Filtration Businesses. On September 10, 1999, CLARCOR acquired from Mark IV Industries, Inc. substantially all of the assets (the "Industrial Filtration Acquisitions") used in the design, manufacture, marketing and distribution of specialty filters and filtration products primarily for residential, commercial and industrial use in a wide range of market segments which include original equipment manufacturers, aftermarket distributors, retail distributors, contractors and aerospace, marine and military markets. The three businesses acquired, Purolator Air Filtration ("Purolator"), Facet International ("Facet") and Purolator Facet, Inc. ("PFI") were added into the Company's Industrial/Environmental Filtration segment.

     For financial and accounting purposes the acquisition was deemed to have occurred on September 1, 1999. The purchase price for the assets including acquisition expenses was approximately $142,400,000, net of cash acquired, based on the net assets of the businesses acquired as shown on a February 28, 1999 balance sheet and is subject to a final adjustment per the purchase agreement. The purchase price was paid in cash with available funds and $115,000,000 in proceeds from a $185,000,000 multicurrency credit agreement entered into with several financial institutions. Borrowings under the revolving credit agreement are uncollateralized, but are guaranteed by certain of the Company's subsidiaries. Reference is made to Report on Form 8-K filed by the Company on September 17, 1999 with the Securities and Exchange Commission for a copy of the purchase agreement and the multicurrency credit agreement. The acquisition is also described in Note B to the Company's Consolidated Financial Statements.

     Other Acquisitions. Subsequent to the end of fiscal 1999, the Company acquired in December 1999 two distributors of air filtration products. The cost of the acquisitions was paid for primarily with cash, but in connection with one of the transactions the Company issued approximately 160,704 shares of Common Stock. These acquisitions were accounted for under the purchase method of accounting and will be included in the Company's Industrial/Environmental Filtration segment. These acquisitions will not have a significant impact on the results of the Company.

(ii) Summary of Business Operations.

     During 1999, the Company conducted business in three principal industry segments: (1) Engine/ Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.

     Engine/Mobile Filtration. Engine/Mobile Filtration includes filters for oil, air, fuel, coolants and hydraulic fluids for trucks, automobiles, construction and industrial equipment, locomotives, marine and agricultural equipment.

     Industrial/Environmental Filtration. Industrial/Environmental Filtration products are used primarily for commercial, residential and industrial applications. The segment's industrial and environmental products include air and antimicrobial treated filters and high efficiency electronic air cleaners for commercial buildings, factories, residential buildings, paint spray booths, gas turbine systems, medical facilities, motor vehicle cabins, clean rooms, compressors and dust collector systems.

Additional products related to the Industrial Filtration Acquisitions in 1999 include specialty filters, industrial process liquid filters, filtration systems for aircraft refueling, anti-pollution and water recycling, and bilge separators.

     Packaging. Packaging products include a wide variety of custom styled containers and packaging items used primarily by the food, confectionery, spice, drug, toiletries and chemical specialties industries. The segment's products include lithographed metal containers, flat sheet decorated metal, combination metal and plastic containers, plastic closures and various specialties, such as spools for wire and cable, dispensers for razor blades and outer shells for dry cell batteries and film canisters.

     (b) Financial Information About Industry Segments

     Business segment information for the fiscal years 1997 through 1999 is included on pages 26 and 27 of the Company's 1999 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of Exhibit 13(a)(vi) to this 1999 Annual Report on Form 10-K ("1999 Form 10-K").

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

     The companies market a full line of oil, air, fuel, coolant and hydraulic fluid filters. The filters are used in a wide variety of applications and in processes where filter efficiency, reliability and durability are essential. Impure air or fluid flow through semi-porous paper, cotton, synthetic, chemical or membrane filter media with varying efficiency filtration characteristics. The impurities on the media are disposed of when the filter is changed. The segment's filters are sold throughout the world, primarily in the replacement market for trucks, automobiles, locomotives, marine, construction, industrial and agricultural equipment. In addition, some first-fit filters are sold to the original equipment market.

INDUSTRIAL/ENVIRONMENTAL FILTRATION

     The Company's industrial/environmental filtration products business is conducted by the following wholly-owned subsidiaries: Airguard Industries, Inc. ("Airguard"); Airklean Engineering Pte. Ltd.; Airguard Asia Sdn. Bhd.; Facet International and related subsidiaries ("Facet"); Purolator Facet, Inc. ("PFI"); Purolator Products Air Filtration Company ("Purolator"); United Air Specialists, Inc.; and United Air Specialists (U.K.) Ltd. The segment's products are sold throughout the world.

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

     Additional products include specialty filters, filtration systems for aircraft refueling, anti-pollution and water recycling, and bilge separators. These products are used in a wide range of applications including commercial, military and general aviation, marine, oil and gas drilling and refining, chemical and pharmaceutical processes, utilities, paper mills and general industry. The filters are used for the process filtration of liquids using a variety of porous and sintered metal media filters, strainers, separators, coalescers and absorbent media. Many of these filter products and systems require special technical approvals and product certification in order to meet commercial and military requirements.

PACKAGING

     The Company's consumer and industrial packaging products business is conducted by a wholly-owned subsidiary, J. L. Clark, Inc. ("J. L. Clark").

     J.L. Clark manufactures a wide variety of different types and sizes of containers and packaging specialties. Metal, plastic and combination metal/plastic containers and closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (tea, spices, dry bakery products, potato chips, pretzels, candy and other confections); beverages and juices; cosmetics and toiletries; drugs and pharmaceuticals; and chemical specialties (hand cleaners, soaps and special cleaning compounds). Other packaging products include shells for dry batteries, film canisters, dispensers for razor blades, candles, spools for insulated and fine wire, and custom decorated flat steel sheets.

     Containers and packaging specialties are manufactured only upon orders received from customers, and individualized containers and packaging specialties are designed and manufactured, usually with distinctive decoration, to meet each customer's marketing and packaging requirements and specifications.

DISTRIBUTION

     Engine/Mobile Filtration and Industrial/Environmental Filtration products are sold primarily through a combination of independent distributors and dealers for original equipment manufacturers.

     The engine/mobile segment also distributes filtration products worldwide through each of its subsidiaries. Baldwin Filters N.V. and Baldwin Filters Limited primarily serve the European markets. Baldwin Filters (Aust.) Pty. Ltd., markets heavy duty liquid and air filters in Australia and New Zealand. FIBAMEX manufactures filters in Mexico with distribution in Mexico and Central and South America. Through the Company's investment in Baldwin-Weifang Filters Ltd., heavy duty filters are manufactured in China for distribution in China. Additionally, through Baldwin-Unifil S.A., air filtration products are manufactured in South Africa with distribution throughout Africa, Great Britain, Europe and the Middle East.

     The industrial/environmental segment also distributes and services filtration products through company-owned branches and wholly-owned subsidiaries located throughout the United States and Europe and in Singapore and Malaysia.

     Packaging salespersons call directly on customers and prospective customers for containers and packaging specialties. Each salesperson is trained in all aspects of J.L. Clark's manufacturing processes with respect to the products sold and is qualified to consult with customers and prospective customers concerning the details of their particular requirements. In addition, salespersons with expertise in specific areas, such as flat-sheet decorating, are focused on specific customers and markets.

CLASS OF PRODUCTS

     No class of products accounted for as much as 10% of the total sales of the Company.

RAW MATERIAL

     Steel, filter media, cartons, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, roll paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 1999.

PATENTS, TRADEMARKS AND TRADENAMES

     Certain features of some of the Company's products are covered by domestic and, in some cases, foreign patents or patent applications. While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection. The Company believes, however, that its trademarks and tradenames used in connection with certain products may be significant to its business.

CUSTOMERS

     The largest 10 customers of the Engine/Mobile Filtration segment accounted for 17.1% of the $238,680,000 of fiscal year 1999 sales of such segment.

     The largest 10 customers of the Industrial/Environmental Filtration segment accounted for 14.6% of the $174,889,000 of fiscal year 1999 sales of such segment.

     The largest 10 customers of the Packaging segment accounted for 53.2% of the $64,300,000 of fiscal year 1999 sales of such segment.

     No single customer accounted for 10% or more of the Company's consolidated 1999 sales.

BACKLOG

     At November 30, 1999, the Company had a backlog of firm orders for products amounting to approximately $72,100,000 including backlog of $25,800,000 from the Industrial Filtration Acquisitions. The backlog figure for 1998 was approximately $36,100,000, excluding the Industrial Filtration Acquisitions. Substantially all of the orders on hand at November 30, 1999 are expected to be filled during fiscal 2000.

COMPETITION

     The Company encounters strong competition in the sale of all of its products. The Company competes in a number of filtration markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data. However, in the replacement market for heavy duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five measured by annual sales. In addition, the Company believes that it is a leading manufacturer of liquid and air filters for diesel locomotives. The Company believes that for industrial and environmental filtration products, it is among the top five measured by annual sales.

     In the Packaging segment, its principal competitors include several manufacturers whose specialty packaging segments are smaller than the Company's and who often compete on a regional basis only. Strong competition is also presented by manufacturers of paper, plastic and glass containers. The Company's competitors generally manufacture and sell a wide variety of products in addition to packaging products of the type produced by the Company and do not publish separate sales figures relative to these competitive products. Consequently, the Company is unable to state its relative competitive position in those markets.

     The Company believes that it is able to maintain its competitive position because of the quality and breadth of its products and services.

PRODUCT DEVELOPMENT

     The Company's Technical Centers and laboratories test product components and completed products to insure high quality manufacturing results, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters, filtration systems and containers for particular uses. Product development departments are concerned with the improvement and creation of new filters, filtration systems, containers and packaging products in order to broaden the uses of these items, counteract obsolescence and evaluate other products available in the marketplace.

     In fiscal 1999, the Company employed 65 professional employees on a full-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $5,562,000 on such activities as compared with $4,855,000 for 1998 and $3,991,000 for 1997.

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

EMPLOYEES

     As of November 30, 1999, the Company had approximately 4,278 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information relating to export sales and the Company's operations in the United States and other countries is set forth on pages 26 and 27 of the Annual Report and is incorporated herein by reference and filed as Exhibit 13(a)(vi) to this 1999 Form 10-K. The Company is not aware of any unusual risks attendant to the conduct of its operations in other countries.

ITEM 2. PROPERTIES.

     (i) Location

     An office building owned by the Company located in Rockford, Illinois houses the Corporate offices and the Packaging segment headquarters offices in 22,000 square feet of office space.

     Engine/Mobile Filtration. The following is a description of the principal properties utilized by the Company in conducting its Engine/Mobile Filtration business:

     The Baldwin Filters' Kearney, Nebraska plant contains 410,000 square feet of manufacturing and warehousing space, 25,000 square feet of research and development space, and 40,000 square feet of office space. An expansion to the Kearney facility of approximately 106,000 square feet for distribution and manufacturing was completed in 1999. The Kearney facility is located on a site of approximately 40 acres. A manufacturing facility located in Yankton, South Dakota has approximately 170,000 square feet of floor space on a 21 acre tract. Both facilities are owned by the Company. In addition, Baldwin has a capital lease for a 100,000 square foot manufacturing facility on a site of 20 acres in Gothenburg, Nebraska.

     The Company also manufactures filters in Lancaster, Pennsylvania at its Clark Filter plant. The building, constructed about 1968 on an 11.4 acre tract of land, contains 168,000 square feet of manufacturing and office space and is owned by the Company.

     The Company leases various facilities in Australia, Belgium, Mexico, South Africa and the United Kingdom for the manufacture and distribution of filtration products.

     Industrial/Environmental Filtration. The following is a description of the principal properties utilized by the Company in conducting its Industrial/Environmental Filtration business:

     Airguard has seven manufacturing and warehousing locations. It leases 318,000 square feet in New Albany, Indiana, 84,000 square feet in Corona, California and 44,500 square feet in Dallas, Texas. Smaller facilities are also leased in North Carolina and Wisconsin. The Company owns the following two facilities. The Airguard High Efficiency Filter plant, located in Jeffersontown, Kentucky on a 7.5 acre tract of land, contains 100,000 square feet of manufacturing and office facilities. Airguard's ATI manufacturing and office facility in Ottawa, Kansas, contains 31,000 square feet.

     Airguard administrative and sales offices and distribution facilities are located in Louisville, Kentucky; Cincinnati, Ohio; Toledo, Ohio; Nashville, Tennessee; Atlanta, Georgia; Columbus, Ohio; Birmingham, Alabama; Portland, Oregon; Commerce City, Colorado; Kansas City, Missouri; Arlington, Texas; Dallas, Texas; Corona, California; Wallingford, Connecticut; New Albany, Indiana; Las Vegas, Nevada and Richmond, Virginia. Airguard also leases facilities in Malaysia and Singapore.

     Facet owns manufacturing and distribution facilities in Tulsa, Oklahoma and La Coruna, Spain. The Tulsa facilities contain approximately 142,000 square feet on a 16 acre site. The La Coruna facility is on an approximately 17,000 square meter site and the building contains 5,700 square meters. Facet also leases facilities in Stillwell, Oklahoma; Tulsa, Oklahoma; Miami, Florida; Australia; Canada; Italy; Germany; France; United Kingdom; The Netherlands and Switzerland.

     Purolator owns a 228,500 square-foot manufacturing and office facility in Henderson, North Carolina on a site of approximately 25 acres. Purolator also leases sales, manufacturing and distribution facilities in Fresno, California; Hayward, California; La Mirada, California; Sacramento, California; Davenport, Iowa; Wichita, Kansas; Metuchen, New Jersey; Henderson, North Carolina; Kenly, North Carolina; Sparks, Nevada; Fairfax, Virginia and Auburn, Washington.

     Purolator Facet, Inc. ("PFI") owns a manufacturing and distribution facility in Greensboro, North Carolina. This facility contains approximately 88,000 square feet on a 21 acre site. PFI also leases facilities in Greensboro, North Carolina; Hebron, Connecticut and Middletown, Rhode Island.

     United Air Specialists ("UAS") has three owned facilities. The offices and primary manufacturing facility is located in Blue Ash, Ohio (a suburb of Cincinnati), on approximately 17 acres of land. This facility was built in 1978 and was expanded in 1991 and 1993 to a total of approximately 157,000 square feet. UAS also has sales offices and a manufacturing facility in Warwick, England which total approximately 13,200 square feet. In addition, UAS leases sales and service facilities in Bad Camberg, Germany; Phoenix, Arizona; Fremont, California; Anaheim, California; Louisville, Kentucky; Troy, Michigan; Jackson, Mississippi, and Houston, Texas.

     Packaging. The following is a description of the principal properties utilized by the Company in conducting its Packaging business:

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

     J. L. Clark also leases a manufacturing facility in San Leandro, California.

     The various properties owned by the Company are considered by it to be in good repair and well maintained. Plant asset additions in 2000 are estimated at $30,000,000 for equipment and machinery, capacity additions and cost reduction projects.

     (ii) Function

     Engine/Mobile Filtration. Oil, air, fuel, hydraulic fluid and coolant filters are produced at the Baldwin and Hastings facilities in Kearney, and Gothenburg, Nebraska and Yankton, South Dakota. The various processes of pleating paper, winding cotton and synthetic fibers, placing the filter element in a metal or fiber container and painting the containers are highly mechanized, but require some manual assistance. The plants also maintain an inventory of special dies and molds for filter manufacture.

     Oil, air and fuel filters, primarily for use in the railroad industry, are produced at Clark Filter in Lancaster, Pennsylvania.

     Industrial/Environmental Filtration. Air filters for the commercial, residential and industrial markets are produced in the Airguard and Purolator facilities. Dust collection systems, high efficiency electronic air cleaning systems and electrostatic precision spraying systems are designed and manufactured at the UAS facility in Cincinnati, Ohio.

     Specialty filter products for aviation, oil drilling, military, marine and paper and chemical processes are manufactured and assembled at the PFI facilities in Greensboro, North Carolina. The manufacturing processes include bonding and sintered metal, tungsten inert gas and electron beam welding and diffusion-bonded wire. Facet designs, manufactures and assembles filters and filtration systems for aircraft refueling, power generation, water treatment and general industrial applications at its United States and European facilities. The company also uses outside contractors for assembly and manufacturing of some of its products. Many of these products require special commercial or military technical approvals or product certification.

     Packaging. The Company's metal and combination metal and plastic packaging products are produced at J. L. Clark plants located in Rockford, Illinois, and Lancaster, Pennsylvania. The Rockford and Lancaster plants are completely integrated facilities which include creative and mechanical art departments and photographic facilities for color separation, preparation of multiple-design negatives and lithographing plates. Metal sheets are decorated on coating machines and lithographing presses connected with conveyor ovens. Decorated sheets are then cut to working sizes on shearing equipment, following which fabrication is completed by punch presses, can-forming and can-closing equipment and other specialized machinery for supplementary operations. Most tooling for fabricating equipment is designed and engineered by the Company's engineering staffs, and much of it is produced in the Company's tool rooms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                 AGE AT     YEAR ELECTED
                            NAME                                11/30/99     TO OFFICE
                            ----                                --------    ------------
*Lawrence E. Gloyd..........................................       67           1995
  Chairman of the Board and Chief Executive Officer. Mr.
Gloyd was elected President and Chief Operating Officer in
1986, President and Chief Executive Officer in 1988,
Chairman, President and Chief Executive Officer in 1991, and
Chairman of the Board and Chief Executive Officer in 1995.
*Norman E. Johnson..........................................       51           1995
  President and Chief Operating Officer. Mr. Johnson has
been employed by the Company since 1990. He was elected
President-Baldwin Filters, Inc. in 1990, Vice
President-CLARCOR in 1992, Group Vice President-Filtration
Products Group in 1993, and President and Chief Operating
Officer in 1995. Mr. Johnson has been a Director of the
Company since June 1996.
Michael J. Tilton...........................................       50           1998
  Executive Vice President-Engine/Mobile Filtration. Mr.
Tilton was employed by the Company and elected Executive
Vice President-Engine/Mobile Filtration on June 22, 1998.
Mr. Tilton has over 25 years of experience in operations and finance and was formerly with Pinnacle Automation and
Donaldson Company.
William B. Walker...........................................       59           1999
  Executive Vice President-Industrial/Environmental
Filtration. Mr. Walker has been employed by Airguard, a
subsidiary of the Company since 1966. He was elected
President of Airguard in 1994 and Executive Vice
President-Industrial/Environmental Filtration in 1999.
Bruce A. Klein..............................................       52           1995
  Vice President-Finance and Chief Financial Officer. Mr.
Klein was employed by the Company and elected Vice
President-Finance and Chief Financial Officer on January 3,
1995.
David J. Anderson...........................................       61           1999
  Vice President-Corporate Development. Mr. Anderson has
been employed by the Company since 1990. He was elected Vice
President Marketing & Business Development for the CLARCOR
Filtration Products subsidiary in 1991, Vice
President-Corporate Development in 1993, Vice
President-International/Corporate Development in 1994 and
Vice President-Corporate Development in 1999.
David J. Lindsay............................................       44           1995
  Vice President-Administration and Chief Administrative
Officer. Mr. Lindsay has been employed by the Company in
various administrative positions since 1987. He was elected
Vice President-Group Services in 1991, Vice
President-Administration in 1994 and Vice President-
Administration and Chief Administrative Officer in 1995.

                                                                 AGE AT     YEAR ELECTED
                            NAME                                11/30/99     TO OFFICE
                            ----                                --------    ------------
Peter F. Nangle.............................................       38           1999
  Vice President-Information Services and Chief Information
Officer. Mr. Nangle has been employed by the Company since
1993. He was elected Vice President-Information Services in
1994, Vice President-Information Services and Operations
Analysis, Chief Information Officer in 1997 and Vice
President-Information Services and Chief Information Officer
in 1999. Mr. Nangle was also elected President of United Air
Specialists, Inc., one of the Company's subsidiaries, in
June 1999.
Marcia S. Blaylock..........................................       43           1997
  Vice President, Controller and Corporate Secretary. Ms.
Blaylock has been an employee of the Company since 1974. She was elected Assistant Secretary in 1994, Corporate Secretary in 1995, Vice President and Corporate Secretary in 1996 and
Vice President, Controller and Corporate Secretary in 1997.

     Each executive officer of the Company is elected for a term of one year which begins at the Board of Directors Meeting at which he or she is elected, held at the time of the Annual Meeting of Shareholders, and ends on the date of the next Annual Meeting of Shareholders or upon the due election and qualification of his or her successor.
---------------

*It is expected that following the Company's March 25, 2000 Annual Meeting, Mr.
 Gloyd will retire as Chairman and Chief Executive Officer and Mr. Johnson will become Chairman, President and Chief Executive Officer of the Company. Mr. Gloyd will continue to serve as a Director of the Company.

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

                                                                 MARKET PRICE
                                                              ------------------
                       QUARTER ENDED                            HIGH      LOW     DIVIDENDS
                       -------------                            ----      ---     ---------
February 27, 1999...........................................  $20 13/16  $16 11/16   $.1125
May 29, 1999................................................   19 1/4    16 7/16    .1125
August 28, 1999.............................................   21 3/8    18 1/8     .1125
November 27, 1999...........................................   18 9/16   14 1/4     .1150
                                                                                   ------
Total Dividends.............................................                       $.4525
                                                                                   ======

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
                                                                                    ======

     The approximate number of holders of record of the Company's Common Stock at February 1, 2000 is 1,650. In addition, the Company believes that there are approximately 6,000 beneficial owners whose shares are held in street names.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required hereunder is set forth on pages 30 and 31 of the Annual Report under the caption "11-Year Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(ix) to this 1999 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required hereunder is set forth on pages 10 through 14 of the Annual Report under the caption "Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(x) to this 1999 Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required hereunder is set forth on page 13 of the Annual Report under the caption "Financial Review -- Market Risk," is incorporated herein by reference and is filed as Exhibit 13(a)(x) to this 1999 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 15 through 28, inclusive, of the Annual Report, are incorporated herein by reference and are filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 1999 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required hereunder is set forth on pages 1 and 2 of the Company's Proxy Statement dated February 23, 2000 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 25, 2000 under the caption "Election of Directors -- Nominees for Election to the Board" and is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required hereunder is set forth on page 4 of the Proxy Statement under the caption "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

     The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended November 30, 1999:

     *Consolidated Balance Sheets at November 30, 1999 and 1998

     *Consolidated Statements of Earnings for the years ended November 30, 1999, 1998 and 1997

     *Consolidated Statements of Shareholders' Equity for the years ended
      November 30, 1999, 1998 and 1997

     *Consolidated Statements of Cash Flows for the years ended November 30, 1999, 1998 and 1997

     *Notes to Consolidated Financial Statements

     *Report of Independent Accountants

     *Management's Report on Responsibility for Financial Reporting
------------------------------
*Filed herewith as part of Exhibit 13(a) to this 1999 Form 10-K

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

     (b) Related to the Industrial Filtration Acquisitions, the Company filed a Report on Form 8-K on September 17, 1999 and on November 23, 1999 filed a Report on Form 8-K/A.

     (c) Exhibits

 3.1     The registrant's Second Restated Certificate of
         Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998 (the "1998 10-K").

 3.1(a)  Amendment to ARTICLE FOURTH of the Second Restated
         Certificate of Incorporation. Incorporated by reference to the Company's Proxy Statement dated February 18, 1999 for the Annual Meeting of Shareholders held on March 23, 1999.

 3.2 The registrant's By-laws, as amended. Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

 3.3     Certificate of Designation of Series B Junior Participating
         Preferred Stock of CLARCOR as filed with the Secretary of State of the State of Delaware on April 2, 1996.
         Incorporated by reference to Exhibit 4.5 to the Registration
         Statement on Form 8-A filed April 3, 1996.

 4.1 Stockholder Rights Agreement dated as of March 28, 1996 between the registrant and the First Chicago Trust Company of New York. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed April 3, 1996.

 4.1(a)  First Amendment to Stockholders Rights Agreement dated as of
         March 23, 1999. Incorporated by reference to Exhibit 4 to the Company's Form 8-A/A filed March 29, 1999.

 4.2 Certain instruments defining the rights of holders of long-term debt securities of CLARCOR and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation
         S-K. CLARCOR hereby agrees to furnish copies of these instruments to the SEC upon request.

 4.2(a)  Multicurrency Credit Agreement dated as of September 9,
         1999. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed September 17,
         1999.

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

10.4(c)  Employment Agreement with Norman E. Johnson dated July 1,
         1997. Incorporated by reference to Exhibit 10.4(c) to the 1997 10-K.

10.4(d) Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the 1997 10-K.

10.4(e)  Executive Benefit Trust Agreement dated December 22, 1997.
         Incorporated by reference to Exhibit 10.4(e) to the 1997
         10-K.

10.4(f)  Employment Agreement with Michael J. Tilton dated September
         23, 1998. Incorporated by reference to Exhibit 10.4(f) to the 1998 10-K.

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

10.5(b) The registrant's Amendments to the 1994 Incentive Plan as approved by the Company's Board of Directors on September
         20, 1999 and December 20, 1999.

10.6     Purchase Agreement dated September 10, 1999 related to the
         Industrial Filtration Acquisitions. Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed September 17, 1999.

13 (a) The following items incorporated by reference herein from the Company's 1999 Annual Report to Shareholders ("1999
         Annual Report"), are filed as Exhibits to this Annual Report
         Form 10-K:

    (i)       Business segment information for the fiscal years 1997
              through 1999 set forth on pages 26 and 27 of the 1999
              Annual Report (included in Exhibit 13(a)(vi) -- Note Q of Notes to Consolidated Financial Statements);
   (ii)       Consolidated Balance Sheets of the Company and its
              Subsidiaries at November 30, 1999 and 1998 set forth on page 15 of the 1999 Annual Report;
  (iii) Consolidated Statements of Earnings of the Company and its Subsidiaries for the years ended November 30, 1999, 1998 and 1997 set forth on page 16 of the 1999 Annual
              Report;
   (iv)       Consolidated Statements of Shareholders' Equity for the
              Company and its Subsidiaries for the years ended
              November 30, 1999, 1998 and 1997 set forth on page 17 of the 1999 Annual Report;
    (v) Consolidated Statements of Cash Flows of the Company and its Subsidiaries for the years ended November 30, 1999, 1998 and 1997 set forth on page 18 of the 1999
              Annual Report;

   (vi) Notes to Consolidated Financial Statements set forth on pages 19 through 27 of the 1999 Annual Report;
  (vii) Report of Independent Accountants set forth on page 28 of the 1999 Annual Report;
 (viii)       Management's Report on Responsibility for Financial
              Reporting set forth on page 28 of the 1999 Annual
              Report;
   (ix)       Information under the caption "11-Year Financial
              Review" set forth on pages 30 and 31 of the 1999 Annual
              Report; and
    (x)       Management's Discussion and Analysis of Financial
              Condition and Results of Operation set forth under the caption "Financial Review" on pages 10 through 14 of the 1999 Annual Report.

21       Subsidiaries of the Registrant.

23       Consent of Independent Accountants.

27       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2000                   CLARCOR Inc.
                                          (Registrant)

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

Date: February 23, 2000  By:               /s/ LAWRENCE E. GLOYD
                              ------------------------------------------------
                                             Lawrence E. Gloyd
                                          Chairman of the Board &
                                    Chief Executive Officer and Director

Date: February 23, 2000  By:                 /s/ BRUCE A. KLEIN
                              ------------------------------------------------
                                               Bruce A. Klein
                                        Vice President -- Finance &
                                          Chief Financial Officer

Date: February 23, 2000  By                /s/ MARCIA S. BLAYLOCK
                              ------------------------------------------------
                                             Marcia S. Blaylock
                              Vice President, Controller, Corporate Secretary
                                         & Chief Accounting Officer

Date: February 23, 2000  By                   /s/ J. MARC ADAM
                              ------------------------------------------------
                                                J. Marc Adam
                                                  Director

Date: February 23, 2000  By                 /s/ MILTON R. BROWN
                              ------------------------------------------------
                                              Milton R. Brown
                                                  Director

Date: February 23, 2000  By                 /s/ CARL J. DARGENE
                              ------------------------------------------------
                                              Carl J. Dargene
                                                  Director

Date: February 23, 2000  By                /s/ ROBERT H. JENKINS
                              ------------------------------------------------
                                             Robert H. Jenkins
                                                  Director

Date: February 23, 2000  By                /s/ NORMAN E. JOHNSON
                              ------------------------------------------------
                                             Norman E. Johnson
                                                  Director

Date: February 23, 2000  By              /s/ PHILIP R. LOCHNER, JR.
                              ------------------------------------------------
                                           Philip R. Lochner, Jr.
                                                  Director

Date: February 23, 2000  By                 /s/ JAMES L. PACKARD
                              ------------------------------------------------
                                              James L. Packard
                                                  Director

Date: February 23, 2000  By              /s/ STANTON K. SMITH, JR.
                              ------------------------------------------------
                                           Stanton K. Smith, Jr.
                                                  Director

Date: February 23, 2000  By                   /s/ DON A. WOLF
                              ------------------------------------------------
                                                Don A. Wolf
                                                  Director

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

Our audits of the consolidated financial statements referred to in our report dated January 7, 2000 appearing on page 28 in the 1999 Annual Report to Shareholders of CLARCOR Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K (page 13, index of exhibits). In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
January 7, 2000

                                  CLARCOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

              COLUMN A                   COLUMN B           COLUMN C             COLUMN D      COLUMN E
-------------------------------------   ----------   -----------------------    ----------    ----------
                                                            ADDITIONS
                                                     -----------------------
                                                        (1)          (2)
                                        BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                        BEGINNING    COSTS AND      OTHER                       END OF
             DESCRIPTION                OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
-------------------------------------   ----------   ----------   ----------    ----------    ----------
1999:
Allowance for losses on accounts
  receivable.........................     $2,711       $  975       $2,255(A)     $  786(B)     $5,155
                                          ======       ======       ======        ======        ======
1998:
Allowance for losses on accounts
  receivable.........................     $2,106       $3,075       $   46(A)     $2,516(B)     $2,711
                                          ======       ======       ======        ======        ======
1997:
Allowance for losses on accounts
  receivable.........................     $2,007       $  696       $   58(A)     $  655(B)     $2,106
                                          ======       ======       ======        ======        ======

NOTES:

(A) Due to business acquisitions.

(B) Bad debts written off during year, net of recoveries.