Form 10-Q
period 2000-02-26
CLARCOR INC
filed 2000-03-23
CIK 20740

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended February 26, 2000           Commission File Number 1-11024



                                  CLARCOR Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                                 36-0922490
--------------------------------------         -----------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois              61125
----------------------------------------------------         ---------------
      (Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code         815-962-8867
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


                      24,255,740 common shares outstanding
                     --------------------------------------

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                 -------------

                                                            February 26,     November 30,
                ASSETS                                           2000           1999
                                                           --------------   -------------
                                                             (unaudited)
Current assets:
  Cash and short-term cash investments                        $  13,782      $  14,745
  Accounts receivable, less allowance for losses
        of $5,312 for 2000 and $5,155 for 1999                  104,697        103,986
  Inventories:
        Raw materials                                            35,173         32,731
        Work in process                                          14,588         14,643
        Finished products                                        46,635         42,476
                                                              ---------      ---------
           Total inventories                                     96,396         89,850
                                                              ---------      ---------

  Prepaid expenses and other current assets                       9,181         11,830
  Deferred income taxes                                           7,890          7,259
                                                              ---------      ---------
          Total current assets                                  231,946        227,670
                                                              ---------      ---------
Plant assets, at cost                                           248,164        244,287
        less accumulated depreciation                          (122,571)      (118,261)
                                                              ---------      ---------
                                                                125,593        126,026
                                                              ---------      ---------
Excess of cost over fair value of assets acquired,
        less accumulated amortization                            55,159         49,784
Other acquired intangibles, less accumulated amortization        40,890         41,367
Pension assets                                                   18,658         17,879
Other noncurrent assets                                          11,923         10,265
                                                              ---------      ---------
                                                              $ 484,169      $ 472,991
                                                              =========      =========

                   LIABILITIES

Current liabilities:
  Current portion of long-term debt                           $   5,433      $   5,440
  Accounts payable                                               42,406         42,477
  Income taxes                                                    7,144          4,442
  Accrued and other liabilities                                  45,337         45,116
                                                              ---------      ---------
          Total current liabilities                             100,320         97,475
                                                              ---------      ---------
Long-term debt, less current portion                            145,912        145,981
Long-term pension liabilities                                     3,925          3,577
Other long-term liabilities                                      15,749         14,845
Minority interests                                                  509            395

Contingencies

                 SHAREHOLDERS' EQUITY

Capital stock                                                    24,256         24,020
Capital in excess of par value                                    4,540            948
Accumulated other comprehensive earnings                         (5,228)        (4,151)
Retained earnings                                               194,186        189,901
                                                              ---------      ---------
                                                                217,754        210,718
                                                              ---------      ---------
                                                              $ 484,169      $ 472,991
                                                              =========      =========


            See Notes to Consolidated Condensed Financial Statements
                                  Page 2 of 15

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                    _________

                                                                    Three Months Ended
                                                              ------------------------------
                                                              February 26,      February 27,
                                                                   2000              1999
                                                              ------------      ------------
Net sales                                                     $    150,697      $     99,166
Cost of sales                                                      106,414            67,787
                                                              ------------      ------------

      Gross profit                                                  44,283            31,379

Selling and administrative expenses                                 30,813            21,341
                                                              ------------      ------------

      Operating profit                                              13,470            10,038
                                                              ------------      ------------

Other income (expense):
    Interest expense                                                (2,560)             (526)
    Interest income                                                    202               360
    Other, net                                                         (81)              (69)
                                                              ------------      ------------

                                                                    (2,439)             (235)
                                                              ------------      ------------

      Earnings before income taxes and minority interests           11,031             9,803

Provision for income taxes                                           3,974             3,602
                                                              ------------      ------------

      Earnings before minority interests                             7,057             6,201

Minority interests in loss of subsidiaries                               6                 9
                                                              ------------      ------------

Net earnings                                                  $      7,063      $      6,210
                                                              ============      ============
Net earnings per common share:
      Basic                                                   $       0.29      $       0.26
                                                              ============      ============
      Diluted                                                 $       0.29      $       0.25
                                                              ============      ============

Average number of common shares outstanding:
      Basic                                                     24,180,390        23,958,906
                                                              ============      ============
      Diluted                                                   24,435,563        24,375,879
                                                              ============      ============

Dividends paid per share                                      $     0.1150      $     0.1125
                                                              ============      ============


            See Notes to Consolidated Condensed Financial Statements
                                  Page 3 of 15

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    ________

                                                                 Three Months Ended
                                                            ---------------------------

                                                            February 26,    February 27,
                                                                2000           1999
                                                            ------------    ------------
Cash flows from operating activities:
     Net earnings                                             $  7,063      $  6,210
     Depreciation and amortization                               5,653         3,408
     Changes in assets and liabilities                          (3,287)       (3,608)
     Other, net                                                     55            (7)
                                                              --------      --------

                Net cash provided by operating activities        9,484         6,003
                                                              --------      --------

Cash flows from investing activities:
     Additions to plant assets                                  (4,254)       (6,049)
     Business acquisitions, net of cash acquired                (3,910)         (375)
     Dispositions of plant assets                                   67          --
                                                              --------      --------

                Net cash used in investing activities           (8,097)       (6,424)
                                                              --------      --------

Cash flows from financing activities:
     Reduction of long-term debt                                   (76)         (214)
     Purchases of treasury stock                                  --            (897)
     Cash dividends paid                                        (2,778)       (2,690)
     Other, net                                                    513            38
                                                              --------      --------

                Net cash used in financing activities           (2,341)       (3,763)
                                                              --------      --------

Net effect of exchange rate changes on cash                         (9)          (39)
                                                              --------      --------

Net change in cash and short-term cash investments                (963)       (4,223)

Cash and short-term cash investments,
     beginning of period                                        14,745        33,321
                                                              --------      --------
Cash and short-term cash investments,
     end of period                                            $ 13,782      $ 29,098
                                                              ========      ========
Cash paid during the period for:
     Interest                                                 $  2,894      $    965
                                                              ========      ========
     Income taxes                                             $  1,011      $  3,384
                                                              ========      ========

            See Notes to Consolidated Condensed Financial Statements
                                  Page 4 of 15

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
-------------------------------------------------------------------------------

1.   CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------

     The November 30, 1999 consolidated balance sheet data was derived from CLARCOR's year-end audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The consolidated condensed balance sheet as of February 26, 2000, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended February 26, 2000, and February 27, 1999, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 1999 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended February 26, 2000 are not necessarily indicative of the operating results for the full year.

2.   BUSINESS COMBINATIONS
     ---------------------

     During the quarter ended February 26, 2000, the Company purchased two air filtration distributors accounted for under the purchase method. One of the acquisitions was paid for in cash. The purchase price of the other was paid in cash and stock. The Company issued 160,704 shares of its common stock (or $2,895) in connection with the acquisition. These acquisitions did not have a significant impact on the results of the Company.

     On September 10, 1999, the Company acquired three industrial filtration businesses, Purolator Air Filtration (Purolator), Facet International (Facet), and Purolator Facet, Inc. (PFI). The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The initial purchase price is subject to a final adjustment based on the net assets of the businesses. A preliminary allocation of the initial purchase price was made to major categories of assets and liabilities. The allocation will be completed when the Company finalizes a closing balance sheet in accordance with the purchase agreement, completes the estimates of liabilities assumed, and finalizes the estimates associated with exit and other costs of the acquisitions. The Company expects to finalize its plans for integrating the acquired businesses with its existing operations by the end of the third quarter of fiscal 2000 and any resulting changes to the estimated $285 accrued at November 30, 1999 for severance and exit costs will be reflected as an adjustment to the allocation of the purchase price. No adjustments were made to the initial allocation during the quarter ended February 26, 2000.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
-------------------------------------------------------------------------------

3.   EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS
     --------------------------------------------------

     The Company calculates earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted earnings per share reflects the impact of outstanding stock options as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.


                                                                          Three Months Ended
                                                                --------------------------------------
                                                                   February 26,       February 27,
                                                                      2000                1999
                                                                --------------------------------------
               Net Earnings (numerator)                                 $  7,063             $  6,210

               Basic EPS:
                  Weighted average number of common
                    shares outstanding (denominator)                  24,180,390           23,958,906

                     Basic per share amount                                $0.29                $0.26
                                                                =================  ===================
               Diluted EPS:
                  Weighted average number of common
                    shares outstanding                                24,180,390           23,958,906
                  Dilutive effect of stock options                       255,173              416,973
                                                                -----------------  -------------------
                     Diluted weighted average number of
                       common shares outstanding
                       (denominator)                                  24,435,563           24,375,879

                     Diluted per share amount                              $0.29                $0.25
                                                                =================  ===================

     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter:

                                                                    Three Months Ended
                                                            -----------------------------------
                                                              February 26,      February 27,
                                                                  2000              1999
                                                            -----------------------------------
                  Options                                      1,109,239          508,864
                  Weighted Average Exercise Price                $18.93            $19.86


     During the three months ended February 27, 1999, the Company purchased and retired 50,000 shares of common stock held in treasury. All such shares resumed the status of authorized and unissued shares of common stock of the Company.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
-------------------------------------------------------------------------------

4.   COMPREHENSIVE EARNINGS
     ----------------------

     The Company's total comprehensive earnings and its components are as follows:

                                                                                  Three Months Ended
                                                                           ----------------------------------
                                                                            February 26,     February 27,
                                                                                2000             1999
                                                                           ----------------------------------

                  Net earnings                                                   $   7,063      $ 6,210
                  Other comprehensive earnings, net of tax:
                      Foreign currency translation adjustments                      (1,077)        (450)
                                                                           ----------------------------------
                  Total comprehensive earnings                                   $   5,986      $ 5,760
                                                                           ==================================


5.   SEGMENT DATA
     ------------

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the three-month periods ended February 26, 2000 and February 27, 1999, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.


                                                                                    Three Months Ended
                                                                              ----------------------------
                                                                               February 26,    February 27,
                                                                                   2000            1999
                                                                              ----------------------------
        Net sales:
             Engine/Mobile Filtration                                          $   59,851      $  53,576
             Industrial/Environmental Filtration                                   75,045         32,698
             Packaging                                                             15,801         12,892
                                                                              ----------------------------
                                                                               $  150,697      $  99,166
                                                                              ============================
        Operating profit:
             Engine/Mobile Filtration                                          $    9,555      $   8,854
             Industrial/Environmental Filtration                                    2,335            626
             Packaging                                                              1,580            558
                                                                              ----------------------------
                                                                                   13,470         10,038
        Other income (expense)                                                     (2,439)          (235)
                                                                              ----------------------------
              Earnings before income taxes and minority interests              $   11,031      $   9,803
                                                                              ============================

        Identifiable assets:
             Engine/Mobile Filtration                                          $  136,531      $ 131,456
             Industrial/Environmental Filtration                                  251,822         70,594
             Packaging                                                             37,927         31,061
             Corporate                                                             57,889         68,043
                                                                              ----------------------------
                                                                               $  484,169      $ 301,154
                                                                              ============================

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------

5.   SEGMENT DATA (Continued)
     ------------------------

     First quarter 2000 includes the results of three industrial filtration businesses acquired during the fourth quarter of 1999 as discussed in Note 2.

6.   MULTICURRENCY AGREEMENT
     -----------------------

     During the quarter ended February 26, 2000, the Company entered into an interest swap agreement to manage its interest exposure on the outstanding amount under the multicurrency credit revolver. The agreement provides for the Company to pay a 6.04% fixed interest rate on a notional amount of $115,000 and to receive interest at floating rates based on LIBOR. The agreement matured in March 2000.

Part I - Item 2
---------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: FIRST QUARTER OF 2000 COMPARED WITH FIRST QUARTER OF
1999.

CLARCOR reported record sales, operating profit, net earnings and earnings per share in the first quarter of 2000 compared to the same quarter in 1999. First quarter 2000 includes the results of operations from three industrial filtration businesses that were acquired in the fourth quarter of 1999. These businesses (the "Industrial Filtration Acquisitions") are included in the Industrial/Environmental Filtration segment. Final balance sheet adjustments for the acquisitions will be determined by the end of the third quarter of fiscal 2000. No adjustments were made to the initial allocation during the quarter ended February 26, 2000.

Net sales of $150,697,000 increased 52.0% from $99,166,000 reported for the first quarter of 1999, or an increase of approximately 12.6% excluding the effect of the Industrial Filtration Acquisitions. Each of the Company's business segments reported increased sales for the quarter compared to the prior year quarter. The Engine/Mobile Filtration segment reported increased sales of 11.7% to $59,851,000 from $53,576,000 recorded in 1999. The segment's domestic and international sales were strong for the quarter and included increased sales volume for heavy-duty, light-duty and railroad filters. The Company's Industrial/Environmental Filtration segment recorded a 129.5% increase in sales for the 2000 first quarter or an increase of approximately 9.7% excluding the Industrial Filtration Acquisitions. Sales of environmental air filters were particularly strong for the quarter and sales of air quality equipment and systems were nearly level with the first quarter 1999. In the first quarter of 2000, two distributors of air filtration products were acquired. The additional sales and operating results from these two distributors did not have a significant impact on the Industrial/Environmental Filtration segment or the Company. The Packaging segment reported a 22.6% increase in sales for the 2000 quarter primarily as a result of increased sales of plastic closures and lithographed metal containers and sheets. This sales increase was anticipated as a result of a refocus that began in 1998 on non-promotional packaging products for food and other consumer and industrial products.

Operating profit for the first quarter 2000 was $13,470,000 compared to $10,038,000 in 1999, an increase of 34.2%, or approximately 25.6% excluding the results from the Industrial Filtration Acquisitions. Operating profit was 8.9% of net sales in 2000 compared to 10.1% in 1999. The reduction in operating profit margin compared to 1999 resulted primarily from the 1999 business acquisitions and includes the effect of increased amortization and depreciation from the acquisitions.

The Engine/Mobile Filtration segment recorded an operating profit increase in 2000 of 7.9% compared to 1999. The increased profit for first quarter 2000 resulted primarily from higher sales volumes and continued productivity improvements that were partially offset by competitive pricing discounts and costs related to temporary inefficiencies from combining distribution facilities. The distribution facilities are expected to be fully combined and operating at expected levels by the third quarter. As a result of the higher than expected distribution costs and continued price discounting, the first quarter operating margin of 16.0% was lower than the 16.5% recorded in 1999. The Industrial/Environmental Filtration segment reported an increase in operating profit in 2000 to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

$2,335,000 from $626,000 recorded in 1999. Excluding the effect of the 1999 acquisitions, operating profit increased approximately $850,000 primarily due to the increased sales volume of air filtration products and reduced overhead and administrative costs related to the segment's air quality equipment business. The Packaging segment's increase in operating profit to $1,580,000 from $558,000 recorded in the 1999 quarter resulted from significantly higher sales volume and improved capacity utilization. For the quarter, operating margin improved to 10.0% compared to 4.3% for the 1999 quarter.

Net other expense for the quarter of $2,439,000 included higher interest expense and reduced interest income as a result of higher debt and lower cash balances due to the Industrial Filtration Acquisitions. Interest expense increased to $2,560,000 in 2000 compared to $526,000 in 1999. Net other expense for first quarter 1999 totaled $235,000.

Earnings before income taxes and minority interests for the first quarter of 2000 totaled $11,031,000, up from $9,803,000 in the comparable quarter last year. The increase resulted from improved results of operations from the Company's businesses and the operating results from the Industrial Filtration Acquisitions offset by the increased interest expense on the debt related to the acquisitions.

The provision for income taxes in 2000 was $3,974,000, an effective rate of 36.0%, and compares to an effective tax rate of 36.7% of pre-tax earnings in the 1999 quarter. The reduction in the effective rate is principally due to reduced state income taxes.

Net earnings in the first quarter of the current year were $7,063,000, or $0.29 per share on a diluted basis. The 1999 net earnings for the quarter of $6,210,000 resulted in diluted earnings per share of $0.25. Basic average shares outstanding were 24,180,390 and diluted average shares outstanding were 24,435,563 at the end of the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $9,484,000 and included increased net earnings, depreciation and amortization. The increase in depreciation and amortization was primarily due to the effect of the 1999 acquisitions. Net changes in assets and liabilities of $3,287,000 for the quarter compared to $3,608,000 recorded in the 1999 quarter. Cash flows used in investing activities increased in the first quarter of 2000 primarily due to the cash used for the acquisition of two distributors for approximately $3,910,000 in cash. In addition, the Company issued 160,704 common shares related to one of the acquisitions. Additions to plant assets totaled $4,254,000 compared to $6,049,000 in 1999. Cash flows used by financing activities of $2,341,000 in 2000 included payments on long-term debt of $76,000 compared to $214,000 in 1999. Dividends paid totaled $2,778,000 during the 2000 quarter. In the 1999 quarter, the Company repurchased 50,000 shares of common stock for $897,000 and paid dividends of $2,690,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, and provide for interest payments and required principal payments related to the Company's long-term debt. In fiscal 1999, the Company entered into a $185,000,000 multicurrency revolving credit facility against which $115,000,000 was

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
used related to the Industrial Filtration Acquisitions. Principal payments on long-term debt will be approximately $5,400,000 in fiscal 2000; however, no payments are required in fiscal 2000 on the multicurrency revolving credit facility. The Company is in compliance with restrictive covenants related to the facility. EBITDA, or operating profit before depreciation and amortization, increased to $19,123,000 compared to $13,446,000 in 1999. Capital expenditures in fiscal year 2000 are expected to be approximately $29,000,000 compared to the total of $21,822,000 in 1999. The 2000 amounts will be used to increase production capacity, reduce manufacturing costs, integrate and improve the businesses acquired in 1999, and develop new products.

The Company's financial position at the end of the first quarter was not significantly different from fiscal year-end 1999. Cash and short-term investments totaled $13,782,000 at the end of the quarter, a decrease from $14,745,000 at year-end. Inventory increased to $96,396,000 at the end of the first quarter 2000 due to higher sales activities planned for fiscal 2000. The current ratio at the end of the first quarter was 2.3:1 which was the same level as at the end of fiscal 1999. The current year ratio of long-term debt to total capitalization was 40.1% compared to the level at year-end of 40.9%.

At February 26, 2000, CLARCOR had 24,255,740 shares of common stock outstanding and includes the 160,704 shares issued related to an acquisition in December 1999.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Subsequent to the end of the first quarter 2000, the Company entered into a new interest rate swap agreement at a fixed interest rate of 6.565% on a notional amount of $60,000,000 and the Company will receive interest at floating rates based on LIBOR. These market risks are similar to those discussed in the Company's Annual Report and Form 10-K for the year ended November 30, 1999 (the "Annual Report") in the Financial Review on page 13.

Year 2000

The Company is not aware of any significant business interruption as a result of a Year 2000 issue. In addition, no significant additional costs or remediation activities are expected with respect to Year 2000 issues. The Company's Year 2000 activities were discussed more fully in the Financial Review on page 13 of the Annual Report.

Recent Accounting Pronouncements

The Company currently expects to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal year 2001 as discussed in the Financial Review on page 13 of the Annual Report.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," relating to revenue recognition under generally accepted accounting principles in financial statements. The Company expects to fully review the guidance provided in SAB 101 during fiscal 2000 and management does not expect this review to result in any material effect on the Company's financial position and results of operations.

Outlook

The order rate in each of the Company's business segments continues to be strong, and as a result, sales and operating profit are expected to continue to increase compared to the prior year levels. New product introductions and additional distribution of the Company's product lines are expected to increase sales during fiscal 2000. In addition, the Company's emphasis on cost control and productivity improvements will continue throughout fiscal 2000. Overall, operating margins are expected to decline in 2000 from 1999 due to the Industrial Filtration Acquisitions and related depreciation and amortization. On an EBITDA basis, the new acquisitions generate higher margins than the historical results from the Industrial/Environmental segment, but are generally lower than the Company's other business segments. Without the additional depreciation and amortization from those acquisitions, operating margins would have improved significantly for the Industrial/Environmental segment.

The Engine/Mobile segment's margins are already very strong, but the margins are expected to improve somewhat during the remainder of fiscal 2000. The Industrial Filtration Acquisitions will continue to be integrated into the Industrial/Environmental Filtration segment and additional cost savings and synergies are expected to be recognized, net of integration costs. In first quarter 2000, these businesses achieved many of the operating goals originally set at the acquisition date, and the integration activities are on schedule and will continue throughout 2000 and 2001. The Packaging segment will continue with its transition to a business model focused on growth in its core strength of flat sheet metal lithography, and this repositioning is expected to result in improved sales overall for 2000 compared to fiscal 1999. The Packaging segment's operating margin for the year is expected to approximate the 11.5% recorded for fiscal 1999.

Although higher petroleum prices and higher interest rates may affect the economy as the year progresses, record sales and profits are expected for fiscal 2000 with the goal of achieving growth in earnings per share of 10% to 15%. CLARCOR continues to produce a very strong, stable cash flow. EBITDA should exceed $90 million, a 25% increase over 1999. Capital expenditure spending is expected to continue at the planned rate, as these investments remain important for the Company's future growth.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the quarter; the mix of changes in distribution channels through which the Company's products are sold; the timing and acceptance of new products and product

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
enhancements by the Company or its competitors; changes in pricing, labor availability, product life cycles, raw material costs, petroleum prices, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the effectiveness of plant conversions and productivity improvement programs; the management of both growth and acquisitions; the fluctuation in interest rates, primarily LIBOR, which affect the cost of borrowing under the revolving credit facility; extraordinary events, such as litigation or acquisitions or divestitures including related charges; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items it is possible that in some future quarters the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of CLARCOR common stock could be materially adversely affected.

                           Part II - Other Information


Item 6a  -  Exhibit 27  Financial Data Schedule.

Item 6b  -  The Company did not file a Form 8-K during the quarter ended
            February 26, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CLARCOR INC.
                                  (Registrant)



          March 23, 2000              By      /s/ Bruce A. Klein
---------------------------------       ----------------------------------
              (Date)                    Bruce A. Klein, Vice President - Finance
                                              and Chief Financial Officer