Form 10-Q
period 2000-05-27
CLARCOR INC
filed 2000-06-26
CIK 20740

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


                       For the quarter ended May 27, 2000

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



For the Quarter Ended May 27, 2000                Commission File Number 1-11024



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
                                                            --------------------



                                    No Change
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.)


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


                      24,245,572 common shares outstanding
                    ------------------------------------------

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                    --------

                                                             May 27,    November 30,
                       ASSETS                                  2000         1999
                                                            ---------    ---------
                                                           (unaudited)
Current assets:
      Cash and short-term cash investments                  $   7,574    $  14,745
      Accounts receivable, less allowance for losses
            of $5,504 for 2000 and $5,155 for 1999            110,238      103,986
      Inventories:
            Raw materials                                      35,008       32,731
            Work in process                                    15,527       14,643
            Finished products                                  50,088       42,476
                                                            ---------    ---------
               Total inventories                              100,623       89,850
                                                            ---------    ---------
      Prepaid expenses and other current assets                 2,786       11,830
      Deferred income taxes                                     6,121        7,259
                                                            ---------    ---------
                  Total current assets                        227,342      227,670
                                                            ---------    ---------
Plant assets at cost,                                         257,722      244,287
         less accumulated depreciation                       (126,503)    (118,261)
                                                            ---------    ---------
                                                              131,219      126,026
                                                            ---------    ---------

Excess of cost over fair value of assets acquired,
         less accumulated amortization                         62,903       49,784
Other acquired intangibles, less accumulated amortization      40,410       41,367
Pension assets                                                 19,473       17,879
Other noncurrent assets                                        10,697       10,265
                                                            ---------    ---------
                                                            $ 492,044    $ 472,991
                                                            =========    =========

                      LIABILITIES

Current liabilities:
      Current portion of long-term debt                     $   5,437    $   5,440
      Accounts payable                                         41,146       42,477
      Income taxes                                              4,527        4,442
      Accrued and other liabilities                            40,492       45,116
                                                            ---------    ---------
                  Total current liabilities                    91,602       97,475
                                                            ---------    ---------
Long-term debt, less current portion                          157,379      145,981
Long-term pension liabilities                                   5,206        3,577
Other long-term liabilities                                    13,413       14,845
Minority interests                                                374          395

Contingencies

                 SHAREHOLDERS' EQUITY

Capital stock                                                  24,246       24,020
Capital in excess of par value                                  4,290          948
Accumulated other comprehensive earnings                       (5,960)      (4,151)
Retained earnings                                             201,494      189,901
                                                            ---------    ---------
                                                              224,070      210,718
                                                            ---------    ---------
                                                            $ 492,044    $ 472,991
                                                            =========    =========



                 See Notes to Consolidated Financial Statements
                                  Page 2 of 16

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                   -----------

                                                          Quarter Ended                  Six Months Ended
                                                  ----------------------------    ----------------------------
                                                     May 27,         May 29,        May 27,          May 29,
                                                      2000             1999           2000            1999
                                                  ------------    ------------    ------------    ------------
Net sales                                         $    162,205    $    110,483    $    312,902    $    209,649
Cost of sales                                          112,220          75,500         218,634         143,287
                                                  ------------    ------------    ------------    ------------

      Gross profit                                      49,985          34,983          94,268          66,362

Selling and administrative expenses                     30,795          21,117          61,608          42,458
                                                  ------------    ------------    ------------    ------------

      Operating profit                                  19,190          13,866          32,660          23,904
                                                  ------------    ------------    ------------    ------------
Other income (expense):
    Interest expense                                    (2,795)           (545)         (5,355)         (1,071)
    Interest income                                         82             326             284             686
    Other, net                                            (565)             17            (646)            (52)
                                                  ------------    ------------    ------------    ------------

                                                        (3,278)           (202)         (5,717)           (437)
                                                  ------------    ------------    ------------    ------------

      Earnings before income taxes and
       minority interests                               15,912          13,664          26,943          23,467


Provision for income taxes                               5,800           4,987           9,774           8,589
                                                  ------------    ------------    ------------    ------------

      Earnings before minority interests                10,112           8,677          17,169          14,878

 Minority interests in earnings of subsidiaries            (22)            (27)            (16)            (18)
                                                  ------------    ------------    ------------    ------------

Net earnings                                      $     10,090    $      8,650    $     17,153    $     14,860
                                                  ============    ============    ============    ============
Net earnings per common share:
      Basic                                       $       0.42    $       0.36    $       0.71    $       0.62
                                                  ============    ============    ============    ============
      Diluted                                     $       0.41    $       0.36    $       0.70    $       0.61
                                                  ============    ============    ============    ============

Average number of common shares outstanding:
      Basic                                         24,252,425      23,936,137      24,210,788      23,950,007
                                                  ============    ============    ============    ============
      Diluted                                       24,516,307      24,264,276      24,462,017      24,319,667
                                                  ============    ============    ============    ============

Dividends paid per share                          $     0.1150    $     0.1125    $     0.2300    $     0.2250
                                                  ============    ============    ============    ============




                 See Notes to Consolidated Financial Statements
                                  Page 3 of 16

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                   -----------

                                                                        Six Months Ended
                                                                      --------------------
                                                                       May 27,     May 29,
                                                                        2000        1999
                                                                      --------    --------
Cash flows from operating activities:
     Net earnings                                                     $ 17,153    $ 14,860
     Depreciation and amortization                                      11,151       6,960
     Changes in assets and liabilities                                 (15,276)     (7,512)
     Other, net                                                            133          70
                                                                      --------    --------

                Net cash provided by operating activities               13,161      14,378
                                                                      --------    --------

Cash flows from investing activities:
     Additions to plant assets                                         (12,166)    (11,131)
     Business acquisitions, net of cash acquired                       (12,972)       (375)
     Dispositions of plant assets                                          148          25
     Other, net                                                            (50)       --
                                                                      --------    --------

                Net cash used in investing activities                  (25,040)    (11,481)
                                                                      --------    --------

Cash flows from financing activities:
     Proceeds from line of credit                                       20,000        --
     Payments on line of credit                                         (8,500)       --
     Reduction of long-term debt                                        (1,686)       (227)
     Purchases of treasury stock                                          --          (897)
     Cash dividends paid                                                (5,560)     (5,376)
     Other, net                                                            518          45
                                                                      --------    --------

                Net cash provided by (used in) financing activities      4,772      (6,455)
                                                                      --------    --------

Net effect of exchange rate changes on cash                                (64)        (59)
                                                                      --------    --------

Net change in cash and short-term cash investments                      (7,171)     (3,617)

Cash and short-term cash investments,
     beginning of period                                                14,745      33,321
                                                                      --------    --------

Cash and short-term cash investments,
     end of period                                                    $  7,574    $ 29,704
                                                                      ========    ========


Cash paid during the period for:
     Interest                                                         $  5,128    $  1,060
                                                                      ========    ========

     Income taxes                                                     $  8,648    $ 10,647
                                                                      ========    ========




                 See Notes to Consolidated Financial Statements
                                  Page 4 of 16

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

     The consolidated condensed balance sheet as of May 27, 2000, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended May 27, 2000, and May 29, 1999, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 1999 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended May 27, 2000 are not necessarily indicative of the operating results for the full year.

2.   BUSINESS COMBINATIONS

     During the six months ended May 27, 2000, the Company purchased two air filtration distributors and one liquid process filtration manufacturer accounted for under the purchase method. Two of the acquisitions were paid for in cash. The purchase price of the other was paid in cash and stock. The Company issued 160,704 shares of its common stock (or $2,895) in connection with the acquisition. These acquisitions did not have a significant impact on the results of the Company.

     On September 10, 1999, the Company acquired three industrial filtration businesses, Purolator Air Filtration (Purolator), Facet International (Facet), and Purolator Facet, Inc. (PFI). The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The initial purchase price is subject to a final adjustment based on the net assets of the businesses. A preliminary allocation of the initial purchase price was made to major categories of assets and liabilities. The allocation will be completed when the Company finalizes a closing balance sheet in accordance with the purchase agreement, completes the estimates of liabilities assumed, and finalizes the estimates associated with exit and other costs of the acquisitions. The Company expects to finalize its plans for integrating the acquired businesses with its existing operations by the end of the third quarter of fiscal 2000 and any resulting changes to the estimated $285 accrued at November 30, 1999 for severance and exit costs will be reflected as an adjustment to the allocation of the purchase price. No adjustments were made to the initial allocation during the six months ended May 27, 2000.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)Continued
--------------------------------------------------------------------------------

3.   EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS

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

                                               Quarter Ended              Six Months Ended
                                         -------------------------  --------------------------
                                            May 27,      May 29,       May 27,        May 29,
                                              2000         1999         2000          1999
                                         -------------------------  --------------------------
Net Earnings (numerator)                 $    10,090   $     8,650   $    17,153   $    14,860

Basic EPS:
   Weighted average number of common
   shares outstanding (denominator)       24,252,425    23,936,137    24,210,788    23,950,007

       Basic per share amount            $      0.42   $      0.36   $      0.71   $      0.62

Diluted EPS:
   Weighted average number of common
      shares outstanding                  24,252,425    23,936,137    24,210,788    23,950,007
   Dilutive effect of stock options          263,882       328,139       251,229       369,660
                                         -----------   -----------   -----------   -----------
       Diluted weighted average number
         of common shares outstanding
         (denominator)                    24,516,307    24,264,276    24,462,017    24,319,667

       Diluted per share amount          $      0.41   $      0.36   $      0.70   $      0.61

     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:

                                               Quarter Ended             Six Months Ended
                                         --------------------------  -------------------------
                                           May 27,      May 29,         May 27,      May 29,
                                            2000          1999           2000         1999
                                         --------------------------  -------------------------
      Options                              1,144,239      771,789      1,144,239      745,539
      Weighted Average Exercise Price    $     18.92   $    19.40    $     18.92   $    19.42

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

4.   COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:

                                                 Quarter Ended              Six Months Ended
                                           -------------------------   -------------------------
                                             May 27,     May 29,         May 27,      May 29,
                                               2000       1999             2000        1999
                                           -------------------------   -------------------------

Net earnings                                  $ 10,090    $  8,650      $ 17,153     $ 14,860

Other comprehensive earnings, net of tax:
    Foreign currency translation adjustments      (732)       (232)       (1,809)        (682)
                                           -------------------------   -------------------------

Total comprehensive earnings                  $  9,358    $  8,418      $ 15,344     $ 14,178
                                           =========================   =========================


5.   SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the quarter and six-month periods ended May 27, 2000 and May 29, 1999, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                   Quarter Ended               Six Months Ended
                                           --------------------------    --------------------------
                                              May 27,    May 29,            May 27,      May 29,
                                               2000        1999              2000          1999
                                           --------------------------    --------------------------
Net sales:
     Engine/Mobile Filtration              $  65,362    $  61,407          $ 125,213    $ 114,983
     Industrial/Environmental Filtration      78,770       34,045            153,815       66,743
     Packaging                                18,073       15,031             33,874       27,923

                                           --------------------------    --------------------------
                                           $ 162,205    $ 110,483          $ 312,902    $ 209,649
                                           ==========================    ==========================
Operating profit:
     Engine/Mobile Filtration              $  12,910    $  11,441          $  22,465    $  20,295
     Industrial/Environmental Filtration       4,403        1,114              6,738        1,740
     Packaging                                 1,877        1,311              3,457        1,869
                                           --------------------------    --------------------------
                                              19,190       13,866             32,660       23,904
Other income (expense)                        (3,278)        (202)            (5,717)        (437)
                                           --------------------------    --------------------------
Earnings before income taxes and
      minority interests                   $  15,912    $  13,664          $  26,943    $  23,467
                                           ==========================    ==========================

Identifiable assets:
     Engine/Mobile Filtration                                              $ 146,868    $ 135,908
     Industrial/Environmental Filtration                                     260,484       70,167
     Packaging                                                                39,397       33,118
     Corporate                                                                45,295       70,837
                                                                         --------------------------
                                                                           $ 492,044    $ 310,030
                                                                         ==========================

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

5.   SEGMENT DATA (Continued)

     The first six months of fiscal 2000 include the results of three industrial filtration businesses acquired during the fourth quarter of 1999 as discussed in Note 2.

6.   MULTICURRENCY AGREEMENT

     During the six months ended May 27, 2000, the Company entered into interest swap agreements to manage its interest exposure on the outstanding amounts under the multicurrency credit revolver. The agreement in place at May 27, 2000, covering a portion of the outstanding amount on the multicurrency credit revolver, provides for the Company to pay a 6.565% fixed interest rate on a notional amount of $60,000 and to receive interest at floating rates based on LIBOR. The agreement matured in June 2000.

Part I - Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

CLARCOR reported record sales, operating profit, net earnings and earnings per share for the second quarter and first six months of fiscal 2000. Fiscal 2000 includes the results of operations from three industrial filtration businesses that were acquired in the fourth quarter of 1999. These businesses (the "Industrial Filtration Acquisitions") are included in the Industrial/Environmental Filtration segment. Final balance sheet adjustments for the acquisitions will be determined by the end of the third quarter of fiscal 2000. No adjustments were made to the initial allocation during the six months ended May 27, 2000. In addition, several smaller acquisitions were made during fiscal 2000 as discussed below.


SECOND QUARTER OF 2000 COMPARED WITH SECOND QUARTER OF 1999.

Net sales of $162,205,000 increased 46.8% from $110,483,000 reported for the second quarter of 1999, or an increase of approximately 9% excluding the effect of acquisitions. Each of the Company's business segments reported increased sales for the quarter compared to the prior year quarter. The Engine/Mobile Filtration segment reported increased sales of 6.4% to $65,362,000 from $61,407,000 recorded in 1999. The segment's domestic and international sales were strong for the quarter and included increased sales volume for heavy-duty, light-duty and railroad filters. The Company's Industrial/Environmental Filtration segment recorded a 131.4% increase in sales for the 2000 second quarter including the Industrial Filtration Acquisitions and several small acquisitions made in fiscal 2000. The first of the acquisitions in 2000 occurred early in the first quarter and is a distributor of air filtration products and in the second quarter of 2000, the Company acquired a liquid process filtration manufacturing company. The Industrial/Environmental segment's sales increased approximately 8% for the second quarter, excluding the acquisitions, and included strong sales of environmental air filters and slightly increased sales of air quality equipment and systems. The Packaging segment reported a 20.2% increase in sales for the 2000 quarter primarily as a result of increased sales of lithographed metal containers and sheets. This sales increase was anticipated as a result of a refocus that began in 1998 on non-promotional packaging products for food and other consumer and industrial products.

Operating profit for the second quarter 2000 was $19,190,000 compared to $13,866,000 in 1999, an increase of 38.4%, or approximately 21% excluding the results from acquisitions. Operating profit was 11.8% of net sales in 2000 compared to 12.6% in 1999. The reduction in operating profit margin compared to 1999 resulted primarily from the acquired companies and includes the effect of increased amortization and depreciation from the acquisitions.

The Engine/Mobile Filtration segment recorded an operating profit increase in second quarter 2000 of 12.8% compared to 1999 and resulted in an operating margin of 19.8% compared to 18.6% recorded in 1999. The increased profit for the 2000 quarter resulted primarily from higher sales volumes, reduced legal costs from the settlement of several outstanding matters, and continued productivity improvements that were partially offset by competitive pricing discounts and temporary costs related to combining two distribution facilities. The Industrial/Environmental Filtration segment

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
reported an increase in operating profit in 2000 to $4,403,000 from $1,114,000 recorded in 1999. Excluding the effect of acquisitions, operating profit increased approximately $900,000 primarily due to increased sales volume of air filtration products and reduced overhead and administrative costs related to the segment's air quality equipment business. The Packaging segment's increase in operating profit to $1,877,000 from $1,311,000 recorded in the 1999 quarter resulted from significantly higher sales volume and improved capacity utilization. For the quarter, the segment's operating margin improved to 10.4% compared to 8.7% for the 1999 quarter.

Net other expense for the quarter of $3,278,000 included higher interest expense and reduced interest income as a result of higher debt and lower cash balances due primarily to the Industrial Filtration Acquisitions. Interest expense increased to $2,795,000 in 2000 compared to $545,000 in 1999. In addition, currency exchange losses of approximately $360,000 were recorded during the 2000 quarter. Net other expense for second quarter 1999 totaled $202,000.

Earnings before income taxes and minority interests for second quarter of 2000 totaled $15,912,000, up from $13,664,000 in the comparable quarter last year. The increase resulted from improved results of operations from the Company's businesses and the operating results from the Industrial Filtration Acquisitions offset by increased interest expense on the debt related to the acquisitions.

The provision for income taxes in 2000 was $5,800,000, an effective rate of 36.5%, and compares to an effective tax rate of 36.5% of pre-tax earnings in the 1999 quarter.

Net earnings in the second quarter of the current year were $10,090,000, or $0.41 per share on a diluted basis. The 1999 net earnings for the quarter of $8,650,000 resulted in diluted earnings per share of $0.36. Basic average shares outstanding were 24,252,425 and diluted average shares outstanding were 24,516,307 at the end of the second quarter of 2000.

SIX MONTHS 2000 COMPARED TO SIX MONTHS OF 1999.

Net sales for the six-month 2000 period totaled $312,902,000, an increase of 49.3% over 1999, and include the Industrial Filtration Acquisitions and several small acquisitions in 2000. Excluding these acquisitions, sales increased approximately 10.5% over the 1999 six-month period. As a result of strong domestic and international sales of filtration products, the Engine/Mobile Filtration segment recorded an increase of 8.9% over the 1999 period and the Industrial/Environmental segment, excluding acquisitions, also recorded an increase of 8.9% over 1999. Including the sales from the acquisitions, the Industrial/Environmental Filtration sales for the 2000 six-month period were $153,815,000 compared to $66,743,000 in 1999, or an increase of 130.5%. The
Packaging segment's sales were 21.3% higher than in 1999 as a result of increased sales of metal and plastic packaging products and metal lithographed sheets.

Operating profit for the 2000 six-month period was $32,660,000, which compares to $23,904,000 in 1999. Operating profit was 10.4% of sales in 2000 compared to 11.4% in 1999. The reduction in operating margin from 1999 was primarily due to the Industrial Filtration Acquisitions and related additional depreciation and amortization. The Engine/Mobile Filtration segment recorded an increase in operating profit of 10.7% compared to 1999 primarily due to the strong sales for the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
period. In addition, cost reduction initiatives, reduced legal costs and improved capacity utilization offset increased costs related to the start-up of the new distribution center in Kearney, Nebraska. Legal costs and further start-up costs related to the distribution center are not expected to have a material impact on the remainder of fiscal 2000. The Industrial/Environmental Filtration segment's operating profit increased to $6,738,000 compared to $1,740,000 in 1999. The increase is primarily due to the acquisitions and an increase in operating margin, excluding the acquisitions, to 4.8% in 2000 from 2.6% recorded in 1999. This increase in operating margin resulted primarily from higher capacity utilization and cost reduction initiatives. The Packaging segment's operating margin improved to 10.2% for the 2000 period from 6.7% of sales in 1999 due primarily to significantly increased sales and capacity utilization.

Net other expense of $5,717,000 for the 2000 six-month period was higher than the $437,000 recorded in the 1999 period due primarily to additional interest expense and lower interest income. Net interest expense increased primarily due to higher debt and lower cash balances related to the Industrial Filtration Acquisitions. Currency exchange losses of approximately $400,000 also were higher in the 2000 six-month period.

Earnings before income taxes and minority interests for the six-month 2000 period totaled $26,943,000 compared to $23,467,000 in 1999. This increase reflects improved operating results and operating results from the acquisitions in fiscal 1999 and 2000 offset by increased interest expense. The effective tax rate of 36.3% for the six-month 2000 period compares to 36.6% in 1999.

Net earnings of $17,153,000 in 2000, or diluted earnings per share of $0.70, compare to $14,860,000, or $0.61 per diluted share in 1999. Basic average shares outstanding were 24,210,788 and diluted average shares outstanding were 24,462,017 at the end of the six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $13,161,000 for the six-month 2000 period and included increased net earnings, depreciation and amortization. The increase in depreciation and amortization was primarily due to the effect of the 1999 acquisitions. The net increase in assets and liabilities was $15,276,000 for six months 2000 compared to $7,512,000 recorded in the 1999 period. Accounts receivable and inventories were increased during the 2000 six-month period due to a higher level of business activity throughout the Company. Other current assets and accrued current liabilities were reduced during the second quarter of 2000 due to the use of restricted trust assets for payment of nonqualified pension liabilities. Cash flows used in investing activities increased in 2000 primarily due to the cash used for several acquisitions totaling $12,972,000. In addition, the Company issued 160,704 common shares related to one of the acquisitions. Additions to plant assets totaled $12,166,000 compared to $11,131,000 in 1999. Cash provided by financing activities in 2000 included additional net borrowing of $11,500,000 from a revolving credit agreement established in September 1999. Payments on long-term debt in the 2000 six-month period were $1,686,000 compared to $227,000 in 1999. Dividends paid totaled $5,560,000 during the 2000 six-month period. In the 1999 six-month period, the Company repurchased 50,000 shares of common stock for $897,000 and paid dividends of $5,376,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, and provide for interest payments and required principal payments related to the Company's long-term debt. In fiscal 1999, the Company entered into a $185,000,000 multicurrency revolving credit facility against which $126,500,000 has been used primarily for the Industrial Filtration Acquisitions and the acquisitions in fiscal 2000. Principal payments on long-term debt will be approximately $6,700,000 in fiscal 2000; however, no payments are required in fiscal 2000 on the multicurrency revolving credit facility. The Company is in compliance with restrictive covenants related to the facility. EBITDA, or operating profit before depreciation and amortization, increased to $43,811,000 compared to $30,864,000 in 1999. Capital expenditures in fiscal year 2000 are expected to be approximately $29,000,000 compared to the total of $21,822,000 in 1999. The 2000 amounts will be used to increase production capacity, reduce manufacturing costs, integrate and improve the businesses acquired in 1999, and develop new products.

The Company's financial position at the end of the second quarter reflected additional investments in working capital to support the level of business activity for fiscal 2000 and the acquisitions made in 1999 and 2000. Cash and short-term investments totaled $7,574,000 at the end of the quarter, a decrease from $14,745,000 at year-end 1999. Accounts receivable increased to $110,238,000 and inventory increased to $100,623,000 at the end of the second quarter 2000 due to higher sales activities. The inventory increase also reflects anticipated sales levels for the remainder of fiscal 2000. The current ratio at the end of the second quarter was 2.5:1 compared to 2.3:1 at the end of fiscal 1999. The current year ratio of long-term debt to total capitalization was 41.3% compared to the level at year-end of 40.9%.

At May 27, 2000, CLARCOR had 24,245,572 shares of common stock outstanding including 160,704 shares issued related to an acquisition in December 1999.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. During second quarter 2000, the Company entered into a three-month interest rate swap agreement at a fixed interest rate of 6.565% on a notional amount of $60,000,000 and the Company will receive interest at floating rates based on LIBOR. Similar interest rate swap agreements may be entered into depending on market conditions. These market risks are similar to those discussed in the Company's Annual Report and Form 10-K for the year ended November 30, 1999 (the "Annual Report") in the Financial Review on page 13.

Recent Accounting Pronouncements

The Company currently expects to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal year 2001 as discussed in the Financial Review on page 13 of the Annual Report.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," relating to revenue recognition under generally accepted accounting principles in financial statements. SAB 101 will be effective for the Company in the first quarter of fiscal 2001 and the Company expects to fully review the guidance provided in SAB 101 during fiscal 2000.

Outlook

Since the end of the first quarter of 2000, there has been no significant change in the business outlook for CLARCOR for the remainder of fiscal 2000. The order rate in each of the Company's business segments continues to be good, and as a result, sales and operating profit are expected to continue to increase compared to the prior year levels. New product introductions and additional distribution of the Company's product lines are expected to increase sales during fiscal 2000. Several product lines from the Industrial Filtration Acquisitions, including aerospace filters and sand control filters for oil drilling, have higher sales growth than previously expected. In addition, the Company's emphasis on cost control and productivity improvements will continue throughout fiscal 2000. Overall, operating margins are expected to be lower in 2000 than in 1999 due to the Industrial Filtration Acquisitions and related depreciation and amortization. On an EBITDA basis, the new acquisitions generate higher margins than the historical results from the Industrial/Environmental segment, but are generally lower than the Company's other business segments. Without the additional depreciation and amortization arising from those acquisitions, operating margins would have improved significantly for the Industrial/Environmental segment.

For the remainder of fiscal 2000, the Engine/Mobile segment's sales and operating profit are expected to increase compared to the 1999 periods. The Industrial Filtration Acquisitions will continue to be integrated into the Industrial/Environmental Filtration segment and additional cost savings and synergies are expected to be recognized, net of integration costs. In the first six months of fiscal 2000, these businesses achieved many of the operating goals originally set at the acquisition date, and the integration activities are on schedule and will continue throughout 2000 and 2001. The Packaging segment will continue with its transition to a business model focused on growth in its core strength of flat sheet metal lithography, and this repositioning is expected to result in improved sales overall for 2000 compared to fiscal 1999. As in past years due to higher third and fourth quarter sales levels, the Packaging segment's operating margin for the remainder of the year is expected to increase from the 10.4% recorded for the first six months of fiscal 2000.

Although higher energy prices, foreign currency fluctuations and higher interest rates may affect the economy as the year progresses, the Company remains enthusiastic and confident about the remainder of fiscal 2000. As product demand remains good overall, the Company expects to continue to perform during the rest of the year as it has in the first half with record sales and profits. CLARCOR continues to produce a very strong, stable cash flow. EBITDA should exceed $90 million, a 25% increase over 1999. Capital expenditure spending is expected to continue at the planned rate, as these investments remain important for the Company's future growth.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the quarter; the mix of changes in distribution channels through which the Company's products are sold; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability, product life cycles, raw material costs, energy costs, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the fluctuation in foreign and U.S. currency exchange rates; the fluctuation in interest rates, primarily LIBOR, which affect the cost of borrowing under the revolving credit facility; extraordinary events, such as litigation or acquisitions or divestitures including related charges; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

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

Part II - Other Information

Item 4  - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          At the annual meeting of shareholders of CLARCOR Inc. held on March 25, 2000, all of management's nominees for directors, as listed in the proxy statement dated February 23, 2000, were elected. The Company had 24,255,740 shares of common stock outstanding as of the close of business on the February 11, 2000 record date, and the holders of 21,316,924 shares of common stock were present at the meeting, in person or by proxy.


          The three nominees elected received votes as follows:

                                              For                    Withheld

          J. Marc Adam                   21,187,166                  129,758
          James L. Packard               21,187,206                  129,718
          Stanton K. Smith, Jr.          21,184,535                  132,389



Item 6a - Exhibit 27     Financial Data Schedule.

Item 6b - On March 29, 2000, the Company filed a Form 8-K announcing that the Board of Directors appointed Norman E. Johnson as Chairman, President, and Chief Executive Officer of the Company.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                     CLARCOR INC.
                                                     (Registrant)



    June 26, 2000                By          /s/ Bruce A. Klein
-------------------------           -------------------------------------------
       (Date)                        Bruce A. Klein, Vice President - Finance
                                           and Chief Financial Officer