Form 10-Q
period 2000-08-26
CLARCOR INC
filed 2000-09-21
CIK 20740

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


                      For the quarter ended August 26, 2000
                                     -------




                       REGISTRANT: CLARCOR Inc. (Delaware)
                                     -------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended August 26, 2000             Commission File Number 1-11024



                                  CLARCOR Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                                      36-0922490
--------------------------------------             -----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois          61125
----------------------------------------------------      ---------------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code          815-962-8867
                                                       ---------------------



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


                      24,323,422 common shares outstanding
                  --------------------------------------------

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                    --------

                                                            August 26,   November 30,
                                        ASSETS                 2000         1999
                                                           -----------   ------------
                                                           (unaudited)
Current assets:
      Cash and short-term cash investments                  $   8,980    $  14,745
      Accounts receivable, less allowance for losses
            of $5,582 for 2000 and $5,155 for 1999            108,359      103,986
      Inventories:
            Raw materials                                      39,521       32,731
            Work in process                                    14,952       14,643
            Finished products                                  46,694       42,476
                                                            ---------    ---------
               Total inventories                              101,167       89,850
                                                            ---------    ---------

      Prepaid expenses and other current assets                 2,531       11,830
      Deferred income taxes                                     6,825        7,259
                                                            ---------    ---------

               Total current assets                           227,862      227,670
                                                            ---------    ---------

Plant assets at cost,                                         263,562      244,287
         less accumulated depreciation                       (131,085)    (118,261)
                                                            ---------    ---------
                                                              132,477      126,026
                                                            ---------    ---------

Excess of cost over fair value of assets acquired,
         less accumulated amortization                         62,664       49,784
Other acquired intangibles, less accumulated amortization      39,953       41,367
Pension assets                                                 20,152       17,879
Other noncurrent assets                                        10,943       10,265
                                                            ---------    ---------
                                                            $ 494,051    $ 472,991
                                                            =========    =========

                                   LIABILITIES

Current liabilities:
      Current portion of long-term debt                     $   5,444    $   5,440
      Accounts payable                                         40,799       42,477
      Income taxes                                              6,538        4,442
      Accrued and other liabilities                            41,092       45,116
                                                            ---------    ---------
                  Total current liabilities                    93,873       97,475
                                                            ---------    ---------

Long-term debt, less current portion                          145,802      145,981
Long-term pension liabilities                                   5,482        3,577
Other long-term liabilities                                    16,808       14,845
Minority interests                                                400          395

Contingencies

                              SHAREHOLDERS' EQUITY

Capital stock                                                  24,323       24,020
Capital in excess of par value                                  4,784          948
Accumulated other comprehensive earnings                       (6,204)      (4,151)
Retained earnings                                             208,783      189,901
                                                            ---------    ---------
                                                              231,686      210,718
                                                            ---------    ---------
                                                            $ 494,051    $ 472,991
                                                            =========    =========



            See Notes to Consolidated Condensed Financial Statements
                                  Page 2 of 16

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                    ---------

                                                        Quarter Ended                 Nine Months Ended
                                                 ----------------------------    ----------------------------
                                                  August 26,      August 28,       August 26,     August 28,
                                                     2000            1999             2000           1999
                                                 ------------    ------------    ------------    ------------
Net sales                                        $    160,830    $    112,090    $    473,732    $    321,739
Cost of sales                                         113,052          77,900         331,686         221,187
                                                 ------------    ------------    ------------    ------------
      Gross profit                                     47,778          34,190         142,046         100,552

Selling and administrative expenses                    28,824          20,530          90,432          62,988
                                                 ------------    ------------    ------------    ------------

      Operating profit                                 18,954          13,660          51,614          37,564
                                                 ------------    ------------    ------------    ------------
Other income (expense):
    Interest expense                                   (2,878)           (561)         (8,233)         (1,632)
    Interest income                                        89             375             373           1,061
    Other, net                                           (296)          1,751            (942)          1,699
                                                 ------------    ------------    ------------    ------------
                                                       (3,085)          1,565          (8,802)          1,128
                                                 ------------    ------------    ------------    ------------

      Earnings before income taxes and
       minority interests                              15,869          15,225          42,812          38,692

Provision for income taxes                              5,768           5,473          15,542          14,062
                                                 ------------    ------------    ------------    ------------

      Earnings before minority interests               10,101           9,752          27,270          24,630

Minority interests in earnings of subsidiaries            (23)            (16)            (39)            (34)
                                                 ------------    ------------    ------------    ------------

Net earnings                                     $     10,078    $      9,736    $     27,231    $     24,596
                                                 ============    ============    ============    ============

Net earnings per common share:
      Basic                                      $       0.41    $       0.41    $       1.12    $       1.03
                                                 ============    ============    ============    ============
      Diluted                                    $       0.41    $       0.40    $       1.11    $       1.01
                                                 ============    ============    ============    ============

Average number of common shares outstanding:
      Basic                                        24,298,993      23,967,916      24,242,592      23,958,282
                                                 ============    ============    ============    ============
      Diluted                                      24,617,966      24,321,391      24,477,373      24,315,706
                                                 ============    ============    ============    ============

Dividends paid per share                         $     0.1150    $     0.1125    $     0.3450    $     0.3375
                                                 ============    ============    ============    ============




            See Notes to Consolidated Condensed Financial Statements
                                  Page 3 of 16

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    --------

                                                             Nine Months Ended
                                                           ---------------------

                                                           August 26,  August 28,
                                                              2000        1999
                                                           ----------  ---------
Cash flows from operating activities:
     Net earnings                                           $ 27,231    $ 24,596
     Depreciation and amortization                            16,895      10,433
     Changes in assets and liabilities                        (9,193)     (6,709)
     Other, net                                                  139      (1,740)
                                                            --------    --------

                Net cash provided by operating activities     35,072      26,580
                                                            --------    --------

Cash flows from investing activities:
     Additions to plant assets                               (18,364)    (14,782)
     Business acquisitions, net of cash acquired             (13,204)       (375)
     Dispositions of plant assets                                166       3,596
     Other, net                                                 (373)       --
                                                            --------    --------

                Net cash used in investing activities        (31,775)    (11,561)
                                                            --------    --------

Cash flows from financing activities:
     Proceeds from line of credit                             35,200        --
     Payments on line of credit                              (30,200)       --
     Reduction of long-term debt                              (6,756)       (300)
     Purchases of treasury stock                                --          (897)
     Cash dividends paid                                      (8,349)     (8,065)
     Other, net                                                1,156         331
                                                            --------    --------

                Net cash used in financing activities         (8,949)     (8,931)
                                                            --------    --------

Net effect of exchange rate changes on cash                     (113)        (48)
                                                            --------    --------

Net change in cash and short-term cash investments            (5,765)      6,040

Cash and short-term cash investments,
     beginning of period                                      14,745      33,321
                                                            --------    --------

Cash and short-term cash investments,
     end of period                                          $  8,980    $ 39,361
                                                            ========    ========

Cash paid during the period for:
     Interest                                               $  8,394    $  2,011
                                                            ========    ========
     Income taxes                                           $  9,118    $ 15,203
                                                            ========    ========



            See Notes to Consolidated Condensed Financial Statements
                                  Page 4 of 16

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

     The consolidated condensed balance sheet as of August 26, 2000, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended August 26, 2000, and August 28, 1999, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 1999 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended August 26, 2000 are not necessarily indicative of the operating results for the full year.

2.   BUSINESS COMBINATIONS

     During the nine months ended August 26, 2000, the Company purchased two air filtration distributors and one liquid process filtration manufacturer accounted for under the purchase method. Two of the acquisitions were paid for in cash. The purchase price of the other was paid in cash and stock. For these acquisitions, the Company paid $13,204 in cash and issued 160,704 shares of its common stock (or $2,895). These acquisitions did not have a significant impact on the results of the Company.

     On September 10, 1999, the Company acquired three industrial filtration businesses, Purolator Air Filtration (Purolator), Facet International (Facet), and Purolator Facet, Inc. (PFI). The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The initial purchase price is subject to a final adjustment based on the net assets of the businesses. A preliminary allocation of the initial purchase price was made to major categories of assets and liabilities. The allocation will be completed when the Company finalizes a closing balance sheet in accordance with the purchase agreement, completes the estimates of liabilities assumed, and finalizes the estimates associated with exit and other costs of the acquisitions. Negotiations with respect to the final purchase price were on-going as of August 26, 2000 and are expected to be finalized in the fourth quarter. Final balance sheet adjustments for the acquisitions are not expected to be materially different from the amounts previously recorded. The $285 accrued at November 30, 1999 for severance and exit costs is expected to increase $800 as a result of plans finalized in early September 2000 with respect to integrating the acquired businesses with existing operations. No adjustments were made to the initial allocation during the nine months ended August 26, 2000.

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

                                               Quarter Ended             Nine Months Ended
                                         -------------------------   -------------------------
                                         August 26,    August 28,    August 26,    August 28,
                                            2000           1999          2000         1999
                                         -----------   -----------   -----------   -----------
Net Earnings (numerator)                 $    10,078   $     9,736   $    27,231   $    24,596

Basic EPS:
   Weighted average number of common
   shares outstanding (denominator)       24,298,993    23,967,916    24,242,592    23,958,282

       Basic per share amount            $      0.41   $      0.41   $      1.12   $      1.03

Diluted EPS:
   Weighted average number of common
      shares outstanding                  24,298,993    23,967,916    24,242,592    23,958,282
   Dilutive effect of stock options          318,973       353,475       234,781       357,424
                                         -----------   -----------   -----------   -----------
       Diluted weighted average number
         of common shares outstanding
         (denominator)                    24,617,966    24,321,391    24,477,373    24,315,706

       Diluted per share amount          $      0.41   $      0.40   $      1.11   $      1.01

     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:

                                               Quarter Ended             Nine Months Ended
                                         -------------------------   -------------------------
                                         August 26,    August 28,    August 26,    August 28,
                                            2000           1999          2000         1999
                                         -----------   -----------   -----------   -----------
Options                                      477,016       507,531       746,666       507,531
Weighted Average Exercise Price          $     19.79   $     19.86   $     19.34   $     19.86

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
--------------------------------------------------------------------------------

4.   COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:

                                                         Quarter Ended           Nine Months Ended
                                                    ----------------------    ----------------------
                                                    August 26,   August 28,   August 26,   August 28,
                                                       2000        1999          2000         1999
                                                    ---------    ---------    ---------    ---------
     Net earnings                                   $  10,078    $   9,736    $  27,231    $  24,596
     Other comprehensive earnings, net of tax:
         Foreign currency translation adjustments        (244)         131       (2,053)        (551)
                                                    ---------    ---------    ---------    ---------

     Total comprehensive earnings                   $   9,834    $   9,867    $  25,178    $  24,045
                                                    =========    =========    =========    =========


5.   SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the quarter and nine-month periods ended August 26, 2000 and August 28, 1999, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                         Quarter Ended           Nine Months Ended
                                                    ----------------------    ----------------------
                                                    August 26,   August 28,   August 26,   August 28,
                                                       2000        1999          2000         1999
                                                    ---------    ---------    ---------    ---------
Net sales:
     Engine/Mobile Filtration                       $  65,153    $  60,833    $ 190,366    $ 175,816
     Industrial/Environmental Filtration               78,137       34,991      231,952      101,734
     Packaging                                         17,540       16,266       51,414       44,189
                                                    ---------    ---------    ---------    ---------
                                                    $ 160,830    $ 112,090    $ 473,732    $ 321,739
                                                    =========    =========    =========    =========
Operating profit:
     Engine/Mobile Filtration                       $  12,291    $  11,299    $  34,756    $  31,594
     Industrial/Environmental Filtration                4,867          841       11,605        2,581
     Packaging                                          1,796        1,520        5,253        3,389
                                                    ---------    ---------    ---------    ---------
                                                       18,954       13,660       51,614       37,564
Other income (expense)                                 (3,085)       1,565       (8,802)       1,128
                                                    ---------    ---------    ---------    ---------
Earnings before income taxes and
      minority interests                            $  15,869    $  15,225    $  42,812    $  38,692
                                                    =========    =========    =========    =========

Identifiable assets:
     Engine/Mobile Filtration                                                 $ 144,716    $ 135,455
     Industrial/Environmental Filtration                                        259,243       69,267
     Packaging                                                                   41,094       34,736
     Corporate                                                                   48,998       80,801
                                                                              ---------    ---------
                                                                              $ 494,051    $ 320,259
                                                                              =========    =========


CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
--------------------------------------------------------------------------------

5.   SEGMENT DATA (Continued)

     The segment data for the Industrial/Environmental Filtration segment for the first nine months of fiscal 2000 includes the results of several businesses acquired during the fourth quarter of 1999 and fiscal 2000 as discussed in Note 2.

6.   MULTICURRENCY AGREEMENT

     During the nine months ended August 26, 2000, the Company entered into interest rate agreements to manage its interest exposure on the outstanding amounts under the multicurrency credit revolver. Two agreements were in place at August 26, 2000, covering the outstanding amount on the multicurrency credit revolver. One agreement provides for the Company to pay a 7.565% fixed interest rate on a notional amount of $60,000 and matures in September 2000. The other agreement provides for the Company to pay a 7.34% fixed interest rate plus a variable spread of .55% to 1.25% on a notional amount of $60,000 and is effective until September 11, 2002. The variable spread is based on demonstrated leverage ratios and was 1.00% at August 26, 2000. Under both agreements the Company will receive interest at floating rates based on LIBOR.

     In September 2000 the Company entered into a three-month interest rate agreement providing for the Company to pay a 7.12% fixed interest rate plus a variable spread of .55% to 1.25% on a notional amount of $60,000.

Part I - Item 2
---------------

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

CLARCOR reported record sales, operating profit, net earnings and earnings per share for the third quarter and first nine months of fiscal 2000. Fiscal 2000 includes the results of operations from three industrial filtration businesses (the "Industrial Filtration Acquisitions") that were acquired in the fourth quarter of 1999. Final balance sheet adjustments for the acquisitions are expected to be determined during the fourth quarter of fiscal 2000 and these adjustments are not expected to be materially different to the amounts previously recorded. No adjustments were made to the initial allocation during the nine months ended August 26, 2000. In addition, several smaller acquisitions were made during fiscal 2000 including two air filtration distributors and a liquid process filtration manufacturing company. The Industrial Filtration Acquisitions and the fiscal 2000 acquisitions are all included in the Industrial/Environmental Filtration segment.


THIRD QUARTER OF 2000 COMPARED WITH THIRD QUARTER OF 1999.

Net sales of $160,830,000 increased 43.5% from $112,090,000 reported for the third quarter of 1999. Excluding the effect of the acquisitions made in fourth quarter 1999 and fiscal 2000, net sales increased approximately 6.6%. Each of the Company's business segments reported increased sales for the quarter compared to the prior year's quarter principally due to higher unit volumes.

The Engine/Mobile Filtration segment reported increased sales of 7.1% to $65,153,000 from $60,833,000 recorded in 1999. The segment's domestic and international sales were strong for the quarter and included increased sales volume of heavy-duty and light-duty filters offset by slightly lower sales of railroad filtration products. The Company's Industrial/Environmental Filtration segment recorded a 123% increase in sales for the 2000 third quarter including the Industrial Filtration Acquisitions and several small acquisitions made earlier in fiscal 2000. The Industrial/Environmental segment's sales increased approximately 5% for the third quarter, excluding the acquisitions, and included increased sales of environmental air filters and air quality equipment and systems. The Packaging segment reported a 7.8% increase in sales for the 2000 third quarter primarily as a result of increased sales of lithographed metal containers and sheets offset partially by lower sales of promotional containers and plastic closures and containers. The metal sales increase was anticipated as a result of a refocus that began in 1998 on non-promotional packaging products for food and other consumer and industrial products.

Operating profit for the third quarter 2000 was $18,954,000 compared to $13,660,000 in 1999, an increase of 38.8%, or approximately 24% excluding the results from acquisitions. Operating profit was 11.8% of net sales in 2000 compared to 12.2% in 1999. The reduction in operating profit margin compared to 1999 resulted primarily from the lower margins of the acquired companies compared to the Company's overall margin prior to the acquisitions and includes the effect of increased amortization and depreciation from the acquisitions.

The Engine/Mobile Filtration segment recorded an operating profit increase in third quarter 2000 of 8.8% compared to 1999 and resulted in an operating margin of 18.9% compared to 18.6% recorded

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
in 1999. The increased profit for the 2000 quarter resulted primarily from higher sales volumes and continued productivity improvements that were partially offset by competitive pricing discounts, increases in raw material, labor and energy costs, and temporary costs related to combining two distribution facilities. The Industrial/Environmental Filtration segment reported an increase in operating profit in 2000 to $4,867,000 from $841,000 recorded in 1999. Excluding the effect of acquisitions, operating profit increased approximately $2,050,000 primarily due to increased sales volume and productivity and reduced overhead and administrative costs. The segment's results also reflect increased raw material, labor and energy costs and start-up costs related to a new air filtration manufacturing facility in Rockford, Illinois. The Packaging segment's increase in operating profit to $1,796,000 from $1,520,000 recorded in the 1999 quarter resulted primarily from increased sales volume, reduced discretionary spending and improved capacity utilization. For the quarter, the segment's operating margin improved to 10.2% compared to 9.3% for the 1999 quarter.

Net other expense for the 2000 quarter of $3,085,000 included higher interest expense and reduced interest income as a result of higher debt and lower cash balances due primarily to the Industrial Filtration Acquisitions. Net other income for third quarter 1999 totaled $1,565,000 and included a gain of $1,760,000 from the sale of a warehouse. Interest expense increased to $2,878,000 in 2000 compared to $561,000 in 1999 and interest income was $89,000 and $375,000 in third quarter 2000 and 1999, respectively. Currency exchange losses of approximately $243,000 were recorded during the 2000 quarter compared to $29,000 in 1999.

Earnings before income taxes and minority interests for third quarter of 2000 totaled $15,869,000, up from $15,225,000 in the comparable quarter last year. The increase resulted from improved results of operations from the Company's businesses and the operating results from the Industrial Filtration Acquisitions offset by increased interest expense on the debt related to the acquisitions. In addition, the 1999 quarter was favorably impacted by a $1,760,000 gain on the sale of a building.

The provision for income taxes in 2000 was $5,768,000, an effective rate of 36.3%, and compares to an effective tax rate of 35.9% of pre-tax earnings in the 1999 quarter.

Net earnings in the third quarter of the current year were $10,078,000, or $0.41 per share on a diluted basis. The 1999 net earnings for the quarter of $9,736,000 resulted in diluted earnings per share of $0.40 and included an after-tax gain on the sale of a warehouse of $1,100,000 or $0.04 per diluted share. Basic average shares outstanding were 24,298,993 and diluted average shares outstanding were 24,617,966 at the end of the third quarter of 2000.

NINE MONTHS 2000 COMPARED TO NINE MONTHS OF 1999.

Net sales for the nine-month 2000 period totaled $473,732,000, an increase of 47.2% over 1999, and include the Industrial Filtration Acquisitions and several small acquisitions made earlier in 2000. Excluding these acquisitions, sales increased approximately 8.8% over the 1999 nine-month period.

As a result of strong domestic and international sales of filtration products, the Engine/Mobile Filtration segment recorded an increase of 8.3% over the 1999 period and the Industrial/Environmental segment, excluding acquisitions, recorded an increase of 6.6% over 1999. Including the sales from the acquisitions, the Industrial/Environmental Filtration sales for the 2000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
nine-month period were $231,952,000 compared to $101,734,000 in 1999, or an increase of 128%. The Packaging segment's sales were 16.4% higher than in 1999 as a result of increased sales of metal and plastic packaging products and metal lithographed sheets.

Operating profit for the 2000 nine-month period was $51,614,000, which compares to $37,564,000 in 1999. Operating profit was 10.9% of sales in 2000 compared to 11.7% in 1999. The reduction in operating margin from 1999 was primarily due to the Industrial Filtration Acquisitions and related additional depreciation and amortization.

The Engine/Mobile Filtration segment recorded an increase in operating profit of 10.0% compared to 1999 primarily due to strong sales for the period. In addition, cost reduction initiatives, reduced legal costs and improved capacity utilization offset increased costs related to the start-up of the new distribution center in Kearney, Nebraska and increases in material, labor and energy costs. The Industrial/Environmental Filtration segment's operating profit increased to $11,605,000 compared to $2,581,000 in 1999. The increase is primarily due to the acquisitions and an increase in operating margin, excluding the acquisitions, to 5.8% in 2000 from 2.5% recorded in 1999. This increase in operating margin resulted primarily from higher capacity utilization and cost reduction initiatives that offset increased material, labor and energy costs and start-up costs related to a new facility. The Packaging segment's operating margin improved to 10.2% for the 2000 period from 7.7% of sales in 1999 due primarily to increased sales, reduced discretionary spending and increased capacity utilization.

Net other expense was $8,802,000 for the 2000 nine-month period and compares to $1,128,000 net other income recorded in 1999. Interest expense increased to $8,233,000 and interest income was reduced to $373,000 primarily due to higher debt and lower cash balances related to the Industrial Filtration Acquisitions. Interest expense was $1,632,000 and interest income was $1,061,000 in the 1999 nine-month period. Currency exchange losses were approximately $640,000 in the 2000 nine-month period compared to net currency gains of $15,000 in 1999. Net other income in 1999 also included a $1,760,000 gain from the sale of a warehouse in third quarter 1999.

Earnings before income taxes and minority interests for the nine-month 2000 period totaled $42,812,000 compared to $38,692,000 in 1999. This increase reflects improved operating results and operating results from the acquisitions in fiscal 1999 and 2000 offset by increased interest expense. The 1999 period also included a $1,760,000 gain from the sale of a building. The effective tax rate was 36.3% in both the 2000 and 1999 nine-month periods.

Net earnings of $27,231,000 in 2000, or diluted earnings per share of $1.11, compare to $24,596,000, or $1.01 per diluted share in 1999. Net earnings and diluted earnings per share for the nine-month 1999 period included a gain from the sale of a building of $1,100,000, or $0.04, respectively. Basic average shares outstanding were 24,242,592 and diluted average shares outstanding were 24,477,373 at the end of the nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $35,072,000 for the nine-month 2000 period and included increased net earnings, depreciation and amortization. The increase in depreciation and amortization was primarily due to the effect of the 1999 acquisitions. The net increase in assets and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
liabilities was $9,193,000 for nine months 2000 compared to $6,709,000 recorded in the 1999 period. Accounts receivable and inventories were increased during the 2000 nine-month period due to a higher level of business activity throughout the Company. Other current assets and accrued current liabilities were reduced during the nine-month 2000 period due to the use of restricted trust assets for payment of nonqualified pension liabilities. Cash flows used in investing activities increased in 2000 primarily due to the cash used for several acquisitions totaling $13,204,000. In addition, the Company issued 160,704 common shares related to one of the acquisitions. Additions to plant assets totaled $18,364,000 compared to $14,782,000 in 1999. For the 1999 nine-month period, proceeds from the dispositions of plant assets totaled $3,596,000 and included the proceeds from the sale of a warehouse in the third quarter. Cash provided by financing activities in 2000 included additional net borrowing of $5,000,000 from a revolving credit agreement established in September 1999. Payments on long-term debt in the 2000 nine-month period were $6,756,000 compared to $300,000 in 1999. Dividends paid totaled $8,349,000 during the 2000 nine-month period. In the 1999 nine-month period, the Company repurchased 50,000 shares of common stock for $897,000 and paid dividends of $8,065,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, meet capital expenditure needs, pay dividends, and provide for interest payments and required principal payments related to the Company's long-term debt. In fiscal 1999, the Company entered into a $185,000,000 multicurrency revolving credit facility against which $120,000,000 is currently outstanding used primarily for the Industrial Filtration Acquisitions and the acquisitions in fiscal 2000. During the 2000 nine-month period, the Company increased the amount used on the credit facility to meet the cash needs for acquisitions, capital expenditures and other working capital requirements. Principal payments on long-term debt will be approximately $6,800,000 in fiscal 2000; however, no payments are required in fiscal 2000 on the multicurrency revolving credit facility. The Company is in compliance with restrictive covenants related to the facility.

EBITDA, or operating profit before depreciation and amortization, increased to $68,509,000 compared to $47,997,000 in 1999. Capital expenditures in fiscal year 2000 may now total approximately $35,000,000 compared to the total of $21,822,000 in 1999. The actual amount for 2000 will depend on the timing of certain programs and on the delivery of specific equipment. The 2000 spending will be higher than earlier expected due to additional capacity requirements to support increasing demand for environmental air filtration products, sand control filters used in oil drilling and metal lithography. These additional projects include adding capacity in Campbellsville, Kentucky and Rockford, Illinois for air filtration manufacturing and in Greensboro, North Carolina for sand control filters which are currently a modest part of the Company's overall sales. A new state-of-the-art lithography line will be installed at the Rockford, Illinois packaging facility and is expected to be operational by the third quarter of 2001. The total amount also includes capital expenditures to increase other production capacity, reduce manufacturing costs, develop new products and integrate and improve the businesses acquired in 1999.

The Company's financial position at the end of the third quarter reflected additional investments in working capital to support the level of business activity for fiscal 2000 and the acquisitions made in 1999 and 2000. Cash and short-term investments totaled $8,980,000 at the end of the quarter, a decrease from $14,745,000 at year-end 1999. Accounts receivable increased to $108,359,000 and inventory increased to $101,167,000 at the end of the third quarter 2000 due to higher sales

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
activities. The current ratio at the end of the third quarter was 2.4:1 compared to 2.3:1 at the end of fiscal 1999. The current year ratio of long-term debt to total capitalization was 38.6% compared to the level at year-end of 40.9%.

At August 26, 2000, CLARCOR had 24,323,422 shares of common stock outstanding including 160,704 shares issued related to an acquisition in December 1999.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. As discussed in Note 6 to the Consolidated Condensed Financial Statements included in this Form 10-Q, the Company has entered into various interest rate agreements and may enter into additional interest rate agreements depending on market conditions. These market risks are similar to those discussed in the Company's Annual Report and Form 10-K for the year ended November 30, 1999 (the "Annual Report") in the Financial Review on page 13.

Recent Accounting Pronouncements

The Company currently expects to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," in fiscal year 2001 as discussed in the Financial Review on page 13 of the Annual Report.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," relating to revenue recognition under generally accepted accounting principles in financial statements. SAB 101 will be effective for the Company in fiscal 2001 and the Company expects to fully review the guidance provided in SAB 101 during fiscal 2000.

Outlook

The order rate in each of the Company's business segments continues to be good and includes new product introductions and additional distribution of the Company's existing product lines. The integration of acquired businesses continues and additional product demand will be met by adding new facilities and increasing production capacity. These activities have been designed to make CLARCOR a total filter supplier by offering a full range of air and liquid filters to its customers. Recently increasing costs may, however, impact margins for the remainder of 2000 and 2001. A combination of items, none individually significant, could affect the Company's operating margins including increases in raw material, labor, health care and energy costs. Currency fluctuations, particularly in Europe, and further increases in interest rates may also affect the Company's net earnings. Additionally, the new manufacturing facilities and production lines must become operational quickly and efficiently. Although it is too soon to accurately predict the effect from these factors, it is possible that selective price increases, reductions in headcount and discretionary spending, and continued productivity improvements may not totally offset increased cost factors.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

As a result, fiscal 2000 diluted earnings per share are expected to be $1.57 to $1.61, an increase over fiscal 1999 of 11% to 13%, after excluding the one-time gain of $0.04 per share in 1999. The Company remains committed to its long-term objective of increasing earnings per share by 10% to 15% annually.

For the fourth quarter of fiscal 2000, the Engine/Mobile and the Industrial/Environmental segment's sales and operating profit are expected to increase compared to the 1999 fourth quarter. The Industrial Filtration Acquisitions will continue to be integrated into the Industrial/Environmental Filtration segment and additional cost savings and synergies are expected to be recognized, net of integration costs. In the first nine months of fiscal 2000, these businesses achieved many of the operating goals originally set at the acquisition date, and integration activities are on schedule and will continue throughout 2000 and 2001. This segment continues to have the most potential for improved operating margins over the next few years. The Packaging segment will continue with its transition to a business model focused on growth in its core strength of flat sheet metal lithography and, given current indications of demand, sales and margins are expected to improve after the new lithography equipment is fully operational in the third quarter of 2001. However, the segment's sales and operating profits are expected to be lower in the fourth quarter of 2000 than in 1999 due to lower promotional packaging and plastic closure sales.

CLARCOR continues to produce a very strong, stable cash flow. EBITDA should exceed $90 million for fiscal 2000, a 25% increase over 1999. Capital expenditure spending is expected to increase during the fourth quarter due to capacity additions and improvements as these investments remain important for the Company's future growth.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the quarter; the mix of changes in distribution channels through which the Company's products are sold; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles, raw material costs, energy costs, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the fluctuation in foreign and U.S. currency exchange rates; the fluctuation in interest rates, primarily LIBOR, which affects the cost of borrowing under the revolving credit facility; extraordinary events, such as litigation or acquisitions or divestitures including related charges; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items it is possible that in some future quarters the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of CLARCOR common stock could be materially adversely affected.

Part II - Other Information
---------------------------


Item 6a  -  Exhibit 27    Financial Data Schedule.

Item 6b  -  The Company did not file any Form 8-Ks during the quarter ended
            August 26, 2000.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CLARCOR INC.
                                (Registrant)



   September 21, 2000            By            /s/ Bruce A. Klein
------------------------         -----------------------------------------------
        (Date)                       Bruce A. Klein, Vice President - Finance
                                            and Chief Financial Officer