Form 10-K405
period 2000-12-02
CLARCOR INC
filed 2001-02-22
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                           (MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 2, 2000
                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ____________________
COMMISSION FILE NUMBER 1-11024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value (based on the closing price of registrant's Common Stock on February 1, 2001 as reported on the New York Stock Exchange Composite Transactions) of the voting stock held by non-affiliates of the registrant as at February 1, 2001 is $557,981,284.

The number of outstanding shares of Common Stock as of February 1, 2001 is 24,462,933 shares.

Certain portions of the registrant's 2000 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 23, 2001 for the Annual Meeting of Shareholders to be held on March 27, 2001 are incorporated by reference in Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     (a) General Development of Business

     CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

     The Company's fiscal year ends on the Saturday closest to November 30. For fiscal year 2000 the year ended on December 2, 2000 and included 53 weeks. For fiscal year 1999 the year ended on November 27, 1999 and included 52 weeks. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

     (i) Certain Significant Developments.

     During Fiscal 2000 the Company adopted a "Total Filtration" strategy. Under the Total Filtration Program, the Company intends to supply every filter needed by a customer for its facilities and its manufacturing, transportation and construction equipment. Companies that now look to dozens of filter suppliers for thousands of different filter requirements will be able, under the Program, to purchase all of their filter requirements from one company, CLARCOR, thereby reducing administrative burdens and uncertainty about filter pricing, availability, delivery, performance and longevity. The Company is confident of its ability to serve its customers' total filtration needs because it believes that it now has the broadest range of filtration products in the industry. The Company will also assist customers in determining which filters they require in their operations, and with the servicing and installation of filters. While the program is now in its early stages, the Company believes that implementation of the Total Filtration concept over the next several years offers a significant opportunity to continue the growth of the Company.

     (ii) Summary of Business Operations.

     During 2000, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.

     Engine/Mobile Filtration. Engine/Mobile Filtration includes filters for oil, air, fuel, coolants and hydraulic fluids for trucks, automobiles, construction, mining and industrial equipment, locomotives, marine and agricultural equipment.

     Industrial/Environmental Filtration. Industrial/Environmental Filtration products are used primarily for commercial, residential and industrial applications. The segment's industrial and environmental products include air and antimicrobial treated filters and high efficiency electronic air cleaners for commercial buildings, factories, residential buildings, paint spray booths, gas turbine systems, medical facilities, motor vehicle cabins, clean rooms, compressors and dust collector systems. The segment's process filtration products include specialty filters, industrial process liquid filters, filters for pharmaceutical processes, filtration systems for aircraft refueling, anti-pollution and water recycling, bilge separators and sand control filters for oil and gas drilling equipment.

     Packaging. Packaging products include a wide variety of custom styled containers and packaging items used primarily by the food, confectionery, spice, drug, toiletries and chemical specialties industries. The segment's products include lithographed metal containers, flat sheet decorated metal, combination metal and plastic containers, plastic closures and various specialties, such as spools for wire and cable and outer shells for dry cell batteries and film canisters.

     (b) Financial Information About Industry Segments

     Business segment information for the fiscal years 1998 through 2000 is included on pages 23 and 24 of the Company's 2000 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of Exhibit 13(a)(vi) to this 2000 Annual Report on Form 10-K ("2000 Form 10-K").

     (c) Narrative Description of the Business

ENGINE/MOBILE FILTRATION

     The Company's engine/mobile filtration products business is conducted by the following wholly-owned subsidiaries: Baldwin Filters, Inc.; Clark Filter, Inc.; Hastings Filters, Inc.; Baldwin Filters (Aust.) Pty. Ltd.; Baldwin Filters N.V.; and Baldwin Filters Limited. In addition, the Company owns (i) 90% of Filtros Baldwin de Mexico ("FIBAMEX"), (ii) 75% of Baldwin-Weifang Filters Ltd., and (iii) 80% of Baldwin-Unifil S.A.

     The companies market a full line of oil, air, fuel, coolant and hydraulic fluid filters. The filters are used in a wide variety of applications and in processes where filter efficiency, reliability and durability are essential. Impure air or fluid flow through semi-porous paper, cotton, synthetic, chemical or membrane filter media with varying efficiency filtration characteristics. The impurities on the media are disposed of when the filter is changed. The segment's filters are sold throughout the world, primarily in the replacement market for trucks, automobiles, locomotives, marine, construction, industrial, mining and agricultural equipment. In addition, some first-fit filters are sold to the original equipment market.

INDUSTRIAL/ENVIRONMENTAL FILTRATION

     The Company's industrial/environmental filtration products business is conducted by the following wholly-owned subsidiaries: Airguard Industries, Inc. ("Airguard"); Airklean Engineering Pte. Ltd.; Airguard Asia Sdn. Bhd.; Facet USA, Inc. and related Facet companies in Italy, Spain, the United Kingdom and other European locations ("Facet"); Filter Products, Inc.; Purolator Facet, Inc. ("PFI"); Purolator Products Air Filtration Company ("Purolator"); United Air Specialists, Inc.; and United Air Specialists (U.K.) Ltd. The segment's products are sold throughout the world.

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

     Additional products include specialty filters, filtration systems for aircraft refueling, anti-pollution and water recycling, and bilge separators. These products are used in a wide range of applications including commercial, military and general aviation, marine, oil and gas drilling and refining, chemical and pharmaceutical processes, utilities, paper mills and general industry. The filters are used for the process filtration of liquids using a variety of porous and sintered and non-sintered metal media filters, strainers, separators, coalescers and absorbent media. Many of these filter products and systems require special technical approvals and product certification in order to meet commercial and military requirements.

PACKAGING

     The Company's consumer and industrial packaging products business is conducted by a wholly-owned subsidiary, J. L. Clark, Inc. ("J. L. Clark").

     J.L. Clark manufactures a wide variety of different types and sizes of containers and packaging specialties. Metal, plastic and combination metal/plastic containers and closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (tea, spices, dry bakery products, potato chips, pretzels, candy and other confections); beverages and juices; cosmetics and toiletries; drugs and pharmaceuticals; and chemical specialties (hand cleaners, soaps and special cleaning compounds). Other packaging products include shells for dry batteries, film canisters, candles, spools for insulated and fine wire, and custom decorated flat steel sheets.

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

RAW MATERIAL

     Steel, filter media, cartons, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, roll paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 2000.

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

CUSTOMERS

     The largest 10 customers of the Engine/Mobile Filtration segment accounted for 20.6% of the $259,791,000 of fiscal year 2000 sales of such segment.

     The largest 10 customers of the Industrial/Environmental Filtration segment accounted for 15.1% of the $319,746,000 of fiscal year 2000 sales of such segment.

     The largest 10 customers of the Packaging segment accounted for 60.5% of the $72,611,000 of fiscal year 2000 sales of such segment.

     No single customer accounted for 10% or more of the Company's consolidated 2000 sales.

BACKLOG

     At November 30, 2000, the Company had a backlog of firm orders for products amounting to approximately $74,300,000. The backlog figure for 1999 was approximately $72,100,000. Substantially all of the orders on hand at November 30, 2000 are expected to be filled during fiscal 2001.

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

     The Company believes that it is able to maintain its competitive position because of the quality and breadth of its products and services and the broad geographic scope of its operations.

PRODUCT DEVELOPMENT

     The Company's Technical Centers and laboratories test product components and completed products to insure high quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters, filtration systems and containers for particular uses. Product development departments are concerned with the improvement and creation of new filters, filtration systems, containers and packaging products in order to broaden the uses of these items, counteract obsolescence and evaluate other products available in the marketplace.

     In fiscal 2000, the Company employed 69 professional employees on a full-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $6,942,000 on such activities as compared with $5,562,000 for 1999 and $4,855,000 for 1998.

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

EMPLOYEES

     As of November 30, 2000, the Company had approximately 4,560 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information relating to export sales and the Company's operations in the United States and other countries is set forth on page 24 of the Annual Report and is incorporated herein by reference and filed as Exhibit 13(a)(vi) to this 2000 Form 10-K. The Company is not aware of any unusual risks attendant to the conduct of its operations in other countries.

ITEM 2. PROPERTIES.

     (i) Location

     An office building owned by the Company located in Rockford, Illinois houses the Corporate offices and the Packaging segment headquarters offices in 22,000 square feet of office space.

     Engine/Mobile Filtration. The following is a description of the principal properties utilized by the Company in conducting its Engine/Mobile Filtration business:

     The Baldwin Filters' Kearney, Nebraska plant contains 516,000 square feet of manufacturing and warehousing space, 25,000 square feet of research and development space, and 40,000 square feet of office space. The Kearney facility is located on a site of approximately 40 acres. A manufacturing facility located in Yankton, South Dakota has approximately 170,000 square feet of floor space on a 21 acre tract. Both facilities are owned by the Company. In addition, Baldwin has a capital lease for a 100,000 square foot manufacturing facility on a site of 20 acres in Gothenburg, Nebraska.

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

     Industrial/Environmental Filtration. The following is a description of the principal properties utilized by the Company in conducting its Industrial/Environmental Filtration business:

     Airguard has nine manufacturing and warehousing locations. It leases 318,000 square feet in New Albany, Indiana, 84,000 square feet in Corona, California, 44,500 square feet in Dallas, Texas and 83,000 square feet in Rockford, Illinois. Smaller facilities are also leased in North Carolina and Wisconsin. The Company owns the following three facilities. The Airguard High Efficiency Filter plant, located in Jeffersontown, Kentucky on a 7.5 acre tract of land, contains 100,000 square feet of manufacturing and office facilities. Airguard's ATI manufacturing and office facility in Ottawa, Kansas, contains 31,000 square feet. During fiscal 2000 Airguard purchased an existing 240,000 square foot manufacturing facility in Campbellsville, Kentucky. Production of air filtration products began in December 2000 at Campbellsville.

     Airguard administrative and sales offices and distribution facilities are located in leased facilities in Louisville, Kentucky; Cincinnati, Ohio; Toledo, Ohio; Nashville, Tennessee; Atlanta, Georgia; Columbus,

Ohio; Birmingham, Alabama; Portland, Oregon; Commerce City, Colorado; Kansas City, Missouri; Dallas, Texas; Corona, California and New Albany, Indiana. Airguard also leases facilities in Malaysia and Singapore.

     Facet owns manufacturing and distribution facilities in Tulsa, Oklahoma and La Coruna, Spain. The Tulsa facilities contain approximately 142,000 square feet on a 16 acre site. The La Coruna facility is on an approximately 17,000 square meter site and the building contains 5,700 square meters. Facet also leases facilities in Stillwell, Oklahoma; Tulsa, Oklahoma; Canada; Italy; Germany; France; United Kingdom and The Netherlands.

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

     United Air Specialists ("UAS") has three owned facilities. The offices and primary manufacturing facility of UAS are located in Blue Ash, Ohio (a suburb of Cincinnati), on approximately 17 acres of land. This facility was built in 1978 and was expanded in 1991 and 1993 to a total of approximately 157,000 square feet. UAS also has sales offices and a manufacturing facility in Warwick, England which total approximately 13,200 square feet. In addition, UAS leases sales and service facilities in Bad Camberg, Germany; Phoenix, Arizona; Hayward, California; Anaheim, California; Louisville, Kentucky; Troy, Michigan; Jackson, Mississippi and Houston, Texas.

     Filter Products Inc. owns a 40,000 square foot manufacturing and office facility in Sacramento, California.

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

     The various properties owned by the Company are considered by it to be in good repair and well maintained. Plant asset additions in 2001 are estimated at $25,000,000 for land, buildings, equipment and machinery, capacity additions and cost reduction projects.

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

     Specialty filter products for aviation, oil and gas drilling, military, marine and paper and chemical processes are manufactured and assembled at the PFI facilities in Greensboro, North Carolina. The manufacturing processes include bonding and sintering metal, tungsten inert gas and electron beam welding and diffusion-bonding of wire. Facet designs, manufactures and assembles filters and filtration systems for aircraft refueling, power generation, water treatment and general industrial applications at its United States and European facilities. The company also uses outside contractors for assembly and manufacturing of some of its products. Many of these products require special commercial or military technical approvals or product certification.

     Depth media filters for the pharmaceutical, biotech and food and beverage industries and other critical process filtration applications are manufactured at the Filter Products Inc. facility in Sacramento, California.

     Packaging. The Company's metal and combination metal and plastic packaging products are produced at J. L. Clark plants located in Rockford, Illinois, Lancaster, Pennsylvania, and San Leandro, California. The Rockford and Lancaster plants are completely integrated facilities which include creative and mechanical art departments and photographic facilities for color separation, preparation of multiple-design negatives and lithographing plates. Metal sheets are decorated on coating machines and lithographing presses connected with conveyor ovens. Decorated sheets are then cut to working sizes on shearing equipment, following which fabrication is completed by punch presses, can-forming and can-closing equipment and other specialized machinery for supplementary operations. Most tooling for fabricating equipment is designed and engineered by the Company's engineering staffs, and much of it is produced in the Company's tool rooms.

     During the fiscal year, J. L. Clark purchased, at a cost of approximately $7.5 million, new, state-of-the art metal lithography equipment. The new equipment is expected to be operational in the third quarter of fiscal 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                 AGE AT     YEAR ELECTED
                            NAME                                11/30/00     TO OFFICE
                            ----                                --------    ------------
Norman E. Johnson...........................................       52           2000
  Chairman of the Board, President and Chief Executive
Officer. Mr. Johnson has been employed by the Company since
1990. He was elected President-Baldwin Filters, Inc. in
1990, Vice President-CLARCOR in 1992, Group Vice President-
Filtration Products Group in 1993, President and Chief
Operating Officer in 1995 and Chairman, President and Chief
Executive Officer in 2000. Mr. Johnson has been a Director
of the Company since June 1996.
William B. Walker...........................................       60           2000
  President, Environmental Filtration. Mr. Walker has been
employed by Airguard, a subsidiary of the Company since
1966. He was elected President of Airguard in 1994,
Executive Vice President-Industrial/Environmental Filtration
in 1999 and President, Environmental Filtration in 2000.
Bruce A. Klein..............................................       53           1995
  Vice President-Finance and Chief Financial Officer. Mr.
Klein was employed by the Company and elected Vice
President-Finance and Chief Financial Officer on January 3,
1995.
James M. Suchomel...........................................       50           2000
  President, Process Filtration. Mr. Suchomel became an
officer of the Company in February 2000. From March 1994 to
February 2000, he was the Vice President and General Manager
of the Process Water General Industry Group of United States
Filter Corporation.
David J. Anderson...........................................       62           1999
  Vice President-Corporate Development. Mr. Anderson has
been employed by the Company since 1990. He was elected Vice
President Marketing & Business Development for the CLARCOR
Filtration Products subsidiary in 1991, Vice
President-Corporate Development in 1993, Vice
President-International/Corporate Development in 1994 and
Vice President-Corporate Development in 1999.
David J. Lindsay............................................       45           1995
  Vice President-Administration and Chief Administrative
Officer. Mr. Lindsay has been employed by the Company in
various administrative positions since 1987. He was elected
Vice President-Group Services in 1991, Vice
President-Administration in 1994 and Vice
President-Administration and Chief Administrative Officer in
1995.
Peter F. Nangle.............................................       39           1999
  Vice President-Information Services and Chief Information
Officer. Mr. Nangle has been employed by the Company since
1993. He was elected Vice President-Information Services in
1994, Vice President-Information Services and Operations
Analysis, Chief Information Officer in 1997 and Vice
President-Information Services and Chief Information Officer
in 1999.
Marcia S. Blaylock..........................................       44           2000
  Vice President, Controller. Ms. Blaylock has been an
employee of the Company since 1974. She was elected
Assistant Secretary in 1994, Corporate Secretary in 1995,
Vice President and Corporate Secretary in 1996, Vice
President, Controller and Corporate Secretary in 1997 and
Vice President, Controller in 2000.
David J. Boyd...............................................       60           2000
  Vice President, General Counsel and Corporate Secretary.
Mr. Boyd became an officer of the Company in May 2000. Prior to that date he served as a partner in the law firm of
Sidley & Austin since 1972.

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

                                                                  MARKET PRICE
                                                              --------------------
                       QUARTER ENDED                            HIGH        LOW     DIVIDENDS
                       -------------                            ----        ---     ---------
February 26, 2000...........................................  $19 1/2    $16 1/6     $.1150
May 27, 2000................................................   19 3/4     17          .1150
August 26, 2000.............................................   21 3/8     17 3/8      .1150
December 2, 2000............................................   21 7/16    16 15/16    .1175
                                                                                     ------
Total Dividends.............................................                         $.4625
                                                                                     ======

                                                                  MARKET PRICE
                                                              --------------------
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
                                                                                     ======

     The approximate number of holders of record of the Company's Common Stock at February 1, 2001 is 1,600. In addition, the Company believes that there are approximately 6,000 beneficial owners whose shares are held in street names.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required hereunder is set forth on pages 26 and 27 of the Annual Report under the caption "11-Year Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(ix) to this 2000 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required hereunder is set forth on pages 7 through 11 of the Annual Report under the caption "Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(x) to this 2000 Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required hereunder is set forth on page 10 of the Annual Report under the caption "Financial Review -- Market Risk," is incorporated herein by reference and is filed as Exhibit 13(a)(x) to this 2000 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 12 through 25, inclusive, of the Annual Report, are incorporated herein by reference and are filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 2000 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required hereunder is set forth on pages 1 and 2 of the Company's Proxy Statement dated February 23, 2001 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 27, 2001 under the caption "Election of Directors -- Nominees for Election to the Board" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required hereunder is set forth on pages 6 through 13 inclusive, of the Proxy Statement under the caption "Compensation of Executive Officers and Other Information" and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

     The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended November 30, 2000:

     *Consolidated Balance Sheets at November 30, 2000 and 1999

     *Consolidated Statements of Earnings for the years ended November 30, 2000, 1999 and 1998

     *Consolidated Statements of Shareholders' Equity for the years ended November 30, 2000, 1999 and 1998

     *Consolidated Statements of Cash Flows for the years ended November 30, 2000, 1999 and 1998

     *Notes to Consolidated Financial Statements

     *Report of Independent Accountants

     *Management's Report on Responsibility for Financial Reporting
------------------------------
*Filed herewith as part of Exhibit 13(a) to this 2000 Form 10-K

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

     (b) None

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

*10.4(a)(1)     Form of Amended and Restated Employment Agreement with each of David J. Anderson, Marcia S.
                Blaylock, David J. Boyd, Bruce A. Klein, David J. Lindsay, Norman E. Johnson, Peter F. Nangle,
                James M. Suchomel and William B. Walker.

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

 10.4(c)        Employment Agreement with Norman E. Johnson dated July 1, 1997. Incorporated by reference to
                Exhibit 10.4(c) to the 1997 10-K.

*10.4(c)(1)     Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 17, 2000.

 10.4(d)        Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the 1997
                10-K.

 10.4(e)        Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit
                10.4(e) to the 1997 10-K.

*10.5           The registrant's 1994 Incentive Plan (the "Plan") as amended through June 30, 2000.

*10.5(a)        Amendment to the Plan adopted December 18, 2000.

*13 (a)         The following items incorporated by reference herein from the Company's 2000 Annual Report to
                Shareholders ("2000 Annual Report"), are filed as Exhibits to this Annual Report Form 10-K:

       (i)       Business segment information for the fiscal years 1998
                 through 2000 set forth on pages 23 and 24 of the 2000
                 Annual Report (included in Exhibit 13(a)(vi) -- Note P of Notes to Consolidated Financial Statements);
      (ii)       Consolidated Balance Sheets of the Company and its
                 Subsidiaries at November 30, 2000 and 1999 set forth on page 12 of the 2000 Annual Report;
     (iii) Consolidated Statements of Earnings of the Company and its Subsidiaries for the years ended November 30, 2000, 1999 and 1998 set forth on page 13 of the 2000 Annual
                 Report;
      (iv)       Consolidated Statements of Shareholders' Equity for the
                 Company and its Subsidiaries for the years ended
                 November 30, 2000, 1999 and 1998 set forth on page 14 of the 2000 Annual Report;
       (v) Consolidated Statements of Cash Flows of the Company and its Subsidiaries for the years ended November 30, 2000, 1999 and 1998 set forth on page 15 of the 2000
                 Annual Report;
      (vi) Notes to Consolidated Financial Statements set forth on pages 16 through 24 of the 2000 Annual Report;
     (vii) Report of Independent Accountants set forth on page 25 of the 2000 Annual Report;
    (viii)       Management's Report on Responsibility for Financial
                 Reporting set forth on page 25 of the 2000 Annual
                 Report;
      (ix)       Information under the caption "11-Year Financial
                 Review" set forth on pages 26 and 27 of the 2000 Annual
                 Report; and
       (x)       Management's Discussion and Analysis of Financial
                 Condition and Results of Operation set forth under the caption "Financial Review" on pages 7 through 11 of the 2000 Annual Report.


*21         Subsidiaries of the Registrant.
*23         Consent of Independent Accountants.

---------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2001                   CLARCOR Inc.
                                          (Registrant)

                                          By:    /s/ NORMAN E. JOHNSON
                                          --------------------------------------
                                                    Norman E. Johnson
                                             Chairman of the Board, President
                                                & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 23, 2001  By:               /s/ NORMAN E. JOHNSON
                              ------------------------------------------------
                                             Norman E. Johnson
                                     Chairman of the Board, President &
                                    Chief Executive Officer and Director

Date: February 23, 2001  By:                 /s/ BRUCE A. KLEIN
                              ------------------------------------------------
                                               Bruce A. Klein
                                        Vice President -- Finance &
                                          Chief Financial Officer

Date: February 23, 2001  By:               /s/ MARCIA S. BLAYLOCK
                              ------------------------------------------------
                                             Marcia S. Blaylock
                               Vice President, Controller & Chief Accounting
                                                  Officer

Date: February 23, 2001  By:                  /s/ J. MARC ADAM
                              ------------------------------------------------
                                                J. Marc Adam
                                                  Director

Date: February 23, 2001  By:                /s/ MILTON R. BROWN
                              ------------------------------------------------
                                              Milton R. Brown
                                                  Director

Date: February 23, 2001  By:             /s/ ROBERT J. BURGSTAHLER
                              ------------------------------------------------
                                           Robert J. Burgstahler
                                                  Director

Date: February 23, 2001  By:                /s/ CARL J. DARGENE
                              ------------------------------------------------
                                              Carl J. Dargene
                                                  Director

Date: February 23, 2001  By:               /s/ LAWRENCE E. GLOYD
                              ------------------------------------------------
                                             Lawrence E. Gloyd
                                                  Director

Date: February 23, 2001  By:               /s/ ROBERT H. JENKINS
                              ------------------------------------------------
                                             Robert H. Jenkins
                                                  Director

Date: February 23, 2001  By:             /s/ PHILIP R. LOCHNER, JR.
                              ------------------------------------------------
                                           Philip R. Lochner, Jr.
                                                  Director

Date: February 23, 2001  By:                /s/ JAMES L. PACKARD
                              ------------------------------------------------
                                              James L. Packard
                                                  Director

Date: February 23, 2001  By:             /s/ STANTON K. SMITH, JR.
                              ------------------------------------------------
                                           Stanton K. Smith, Jr.
                                                  Director

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

Our audits of the consolidated financial statements referred to in our report dated January 8, 2001 appearing on page 25 in the 2000 Annual Report to Shareholders of CLARCOR Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K (page 13, index of exhibits). In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
January 8, 2001

                                  CLARCOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                  COLUMN A                      COLUMN B           COLUMN C             COLUMN D      COLUMN E
--------------------------------------------   ----------   -----------------------    ----------    ----------
                                                                   ADDITIONS
                                                            -----------------------
                                                               (1)          (2)
                                               BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                               BEGINNING    COSTS AND      OTHER                       END OF
                DESCRIPTION                    OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------------   ----------   ----------   ----------    ----------    ----------
2000:
Allowance for losses on accounts
  receivable................................     $5,155       $1,167       $   17(A)     $1,312(B)     $5,027
                                                 ======       ======       ======        ======        ======
1999:
Allowance for losses on accounts
  receivable................................     $2,711       $  975       $2,255(A)     $  786(B)     $5,155
                                                 ======       ======       ======        ======        ======
1998:
Allowance for losses on accounts
  receivable................................     $2,106       $3,075       $   46(A)     $2,516(B)     $2,711
                                                 ======       ======       ======        ======        ======

NOTES:

(A) Due to business acquisitions.

(B) Bad debts written off during year, net of recoveries.