Form 10-Q
period 2001-03-03
CLARCOR INC
filed 2001-03-22
CIK 20740

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


                       For the quarter ended March 3, 2001

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



For the Quarter Ended March 3, 2001               Commission File Number 1-11024



                                  CLARCOR Inc.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                          36-0922490
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                  61125
-------------------------------------------------------            -------------
     (Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code               815-962-8867
                                                              ------------------



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


                      24,463,976 common shares outstanding
                    -----------------------------------------

Part I - Item 1
                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                    --------

                                                               March 3,     November 30,
                         ASSETS                                  2001           2000
                                                             -----------    -----------
                                                             (unaudited)
Current assets:
     Cash and short-term cash investments                     $  10,339      $  10,864
     Accounts receivable, less allowance for losses
           of $5,077 for 2001 and $5,027 for 2000               103,631        110,083
     Inventories:
           Raw materials                                         40,863         38,277
           Work in process                                       15,066         14,103
           Finished products                                     52,909         48,181
                                                              ---------      ---------
              Total inventories                                 108,838        100,561
                                                              ---------      ---------
     Prepaid expenses and other current assets                    3,894          3,640
     Deferred income taxes                                        9,699          5,331
                                                              ---------      ---------
                 Total current assets                           236,401        230,479
                                                              ---------      ---------
Plant assets at cost,                                           270,217        272,252
        less accumulated depreciation                          (131,893)      (132,131)
                                                              ---------      ---------
                                                                138,324        140,121
                                                              ---------      ---------
Excess of cost over fair value of assets acquired,
        less accumulated amortization                            61,956         62,333
Other acquired intangibles, less accumulated amortization        39,203         39,544
Pension assets                                                   20,000         19,519
Other noncurrent assets                                          10,475          9,934
                                                              ---------      ---------
                                                              $ 506,359      $ 501,930
                                                              =========      =========
                    LIABILITIES

Current liabilities:
     Current portion of long-term debt                        $   5,564      $   5,482
     Accounts payable                                            40,806         40,826
     Income taxes                                                 9,043          8,157
     Accrued and other liabilities                               33,351         43,361
                                                              ---------      ---------
                 Total current liabilities                       88,764         97,826
                                                              ---------      ---------
Long-term debt, less current portion                            139,396        141,486
Long-term pension liabilities                                     4,821          4,374
Other long-term liabilities                                      22,517         15,756
Minority interests                                                  382            395

Contingencies

                SHAREHOLDERS' EQUITY

Capital stock                                                    24,464         24,381
Capital in excess of par value                                    7,317          5,700
Accumulated other comprehensive earnings                         (7,179)        (6,919)
Retained earnings                                               225,877        218,931
                                                              ---------      ---------
                                                                250,479        242,093
                                                              ---------      ---------
                                                              $ 506,359      $ 501,930
                                                              =========      =========



            See Notes to Consolidated Condensed Financial Statements
                                  Page 2 of 16

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                    ---------


                                                                   Three Months Ended
                                                              ------------------------------
                                                                March 3,        February 26,
                                                                  2001              2000
                                                              ------------      ------------
Net sales                                                     $    156,197      $    150,697
Cost of sales                                                      109,911           106,414
                                                              ------------      ------------
      Gross profit                                                  46,286            44,283

Selling and administrative expenses                                 28,602            30,813
                                                              ------------      ------------
      Operating profit                                              17,684            13,470
                                                              ------------      ------------
Other income (expense):
    Interest expense                                                (2,734)           (2,560)
    Interest income                                                    155               202
    Other, net                                                         240               (81)
                                                              ------------      ------------
                                                                    (2,339)           (2,439)
                                                              ------------      ------------
      Earnings before income taxes and minority interests           15,345            11,031

Provision for income taxes                                           5,549             3,974
                                                              ------------      ------------
      Earnings before minority interests                             9,796             7,057

Minority interests in loss of subsidiaries                               8                 6
                                                              ------------      ------------
Net earnings                                                  $      9,804      $      7,063
                                                              ============      ============
Net earnings per common share:
      Basic                                                   $       0.40      $       0.29
                                                              ============      ============
      Diluted                                                 $       0.40      $       0.29
                                                              ============      ============
Average number of common shares outstanding:
      Basic                                                     24,419,466        24,180,390
                                                              ============      ============
      Diluted                                                   24,655,545        24,435,563
                                                              ============      ============
Dividends paid per share                                      $     0.1175      $     0.1150
                                                              ============      ============



            See Notes to Consolidated Condensed Financial Statements
                                  Page 3 of 16

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                    --------

                                                                Three Months Ended
                                                             ------------------------
                                                             March 3,     February 26,
                                                               2001           2000
                                                             --------     -----------
Cash flows from operating activities:
     Net earnings                                            $  9,804      $  7,063
     Depreciation and amortization                              5,637         5,653
     Impairment of plant assets                                 2,422            --
     Changes in assets and liabilities                         (9,091)       (3,287)
     Other, net                                                   141            55
                                                             --------      --------

               Net cash provided by operating activities        8,913         9,484
                                                             --------      --------

Cash flows from investing activities:
     Additions to plant assets                                 (5,467)       (4,254)
     Business acquisitions, net of cash acquired                  (70)       (3,910)
     Other, net                                                     8            67
                                                             --------      --------

               Net cash used in investing activities           (5,529)       (8,097)
                                                             --------      --------

Cash flows from financing activities:
     Proceeds from line of credit                               5,500            --
     Payments on line of credit                                (7,500)           --
     Reduction of long-term debt                                   (8)          (76)
     Cash dividends paid                                       (2,858)       (2,778)
     Other, net                                                   920           513
                                                             --------      --------

               Net cash used in financing activities           (3,946)       (2,341)
                                                             --------      --------

Net effect of exchange rate changes on cash                        37            (9)
                                                             --------      --------

Net change in cash and short-term cash investments               (525)         (963)

Cash and short-term cash investments,
     beginning of period                                       10,864        14,745
                                                             --------      --------
Cash and short-term cash investments,
     end of period                                           $ 10,339      $ 13,782
                                                             ========      ========
Cash paid during the period for:
     Interest                                                $  3,139      $  2,894
                                                             ========      ========

     Income taxes                                            $  2,872      $  1,011
                                                             ========      ========



            See Notes to Consolidated Condensed Financial Statements
                                  Page 4 of 16

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
--------------------------------------------------------------------------------

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The November 30, 2000 consolidated balance sheet data was derived from CLARCOR's year-end audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

     The consolidated condensed balance sheet as of March 3, 2001, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended March 3, 2001, and February 26, 2000, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2000 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended March 3, 2001 are not necessarily indicative of the operating results for the full year.

2.   RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

3.   ACCOUNTING CHANGE AND DERIVATIVE INSTRUMENTS

     The Company makes limited use of derivative financial instruments and does not use them for trading or speculative purposes. Derivative financial instruments are used principally to manage certain interest rate and foreign currency risks. Interest rate swap agreements are utilized to convert certain floating rate debt into fixed rate debt. Cash flows related to interest rate swap agreements are included in interest expense over the terms of the agreements.

     Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the recognition of all derivatives in the balance sheet as either an asset or a liability measured at fair value. The statement also requires a company to recognize changes in the derivative's fair value currently in earnings unless it meets specific hedge accounting criteria. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the income statement when the hedged item affects earnings.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In addition, the Company formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

3.   ACCOUNTING CHANGE AND DERIVATIVE INSTRUMENTS (Continued)

     those derivatives may be expected to remain effective in future periods. If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company would discontinue hedge accounting prospectively. Such a determination would be made (1) when the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

     During 2000, the Company entered into interest rate agreements to manage its interest exposure related to the multicurrency credit revolver. The agreement in place at March 3, 2001 provides for the Company to pay a 7.34% fixed interest rate on a notional amount of $60,000 and is effective until September 11, 2002. Under the agreement the Company will receive interest at floating rates based on LIBOR.

     The adoption of SFAS 133 resulted in a cumulative effect of an accounting change to accumulated other comprehensive earnings of a negative $769 ($1,183 pretax) and the recognition of a long-term liability. The Company's derivative instrument is designated as a cashflow hedge and determined to be effective. Therefore, there was no adjustment to net earnings. Approximately $616 (or $948 pretax) of the net derivative loss included in other comprehensive earnings as of December 1, 2000, will be reclassified into earnings during the twelve months ended November 30, 2001. At March 3, 2001, the fair value of the agreement was a negative $2,254 and is included in other noncurrent liabilities. The net loss included in other comprehensive earnings for the three months ended March 3, 2001 was $696 (or $1,071 pretax). Derivative gains and losses will be reclassified into earnings as payments are made on its variable rate interest debt. Approximately $67 was reclassified into earnings during the first quarter. The Company estimates that $801 (or $1,233 pretax) of net derivative losses included in other comprehensive income at March 3, 2001 will be reclassified into earnings within the next twelve months.

4.   BUSINESS COMBINATIONS

     During the three months ended February 26, 2000, the Company purchased two air filtration distributors accounted for under the purchase method. One of the acquisitions was paid for in cash. The purchase price of the other was paid in cash and stock. These acquisitions did not have a significant impact on the results of the Company.

     On September 10, 1999, the Company acquired three industrial filtration businesses, Purolator Air Filtration, Facet International, and Purolator Facet, Inc. The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. During the fourth quarter of fiscal year 2000, the Company finalized the purchase price

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

4.   BUSINESS COMBINATIONS (Continued)

     according to the terms of the purchase agreement and completed the estimates of liabilities assumed, including those associated with exit and other costs of the acquisition. The finalized allocation to major categories of assets and liabilities resulted in a reduction to goodwill of $34. As part of the final allocation of purchase price, the Company accrued an additional $800 for severance and exit costs during 2000, resulting in a total accrual of $1,085 of which $990 was paid out as of March 3, 2001. The remaining accrual for severance and exit costs is expected to be settled by the end of 2001. The operating results are included in the Company's consolidated results of operations from September 1, 1999, the effective date of the acquisitions.

5.   IMPAIRMENT LOSS

     During the three months ended March 3, 2001, the Company recognized an impairment loss in its Packaging segment of $2,422 related to certain plant assets used exclusively in the manufacture of plastic closures for a customer who terminated a manufacturing contract. The assets are considered as held for disposal. The loss is included in the cost of sales and was calculated under the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

6.   EARNINGS PER SHARE

     The Company calculates earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted earnings per share reflects the impact of outstanding stock options and restricted stock as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

                                                        Three Months Ended
                                                  ------------------------------
                                                     March 3,      February 26,
                                                       2001           2000
                                                  ------------------------------

         Net Earnings (numerator)                  $     9,804    $       7,063

         Basic EPS:
             Weighted average number of common
             shares outstanding (denominator)       24,419,466       24,180,390

                Basic per share amount             $      0.40    $        0.29
                                                  =============   ==============

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------

6. EARNINGS PER SHARE (Continued)

                                                    Three Months Ended
                                                -------------------------
                                                  March 3,   February 26,
                                                    2001         2000
                                                -------------------------
     Diluted EPS:
         Weighted average number of common
            shares outstanding                   24,419,466   24,180,390
         Dilutive effect of stock options           234,708      255,173
         Dilutive effect of restricted stock          1,371          -
                                                -----------  -----------
            Diluted weighted average number
              of common shares outstanding
              (denominator)                      24,655,545   24,435,563

            Diluted per share amount                  $0.40        $0.29
                                                ===========  ===========


   The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter:

                                                     Three Months Ended
                                                 ---------------------------
                                                 March 3,       February 26,
                                                  2001             2000
                                                 ---------------------------

         Options                                   25,136        1,109,239
         Weighted Average Exercise Price           $22.81           $18.93


7. COMPREHENSIVE EARNINGS

   The Company's total comprehensive earnings and its components are as follows:

                                                           Three Months Ended
                                                        ------------------------
                                                          March 3,  February 26,
                                                            2001       2000
                                                        ------------------------

         Net earnings                                    $  9,804    $  7,063
         Other comprehensive earnings, net of tax:
             Cashflow hedges:
                Cumulative effect of accounting change       (769)       -
                Net loss on derivative instruments           (696)       -
             Foreign currency translation adjustments       1,205       (1,077)
                                                        ----------------------
         Total comprehensive earnings                    $  9,544    $   5,986
                                                        ======================

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

8.   SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the quarter and three-month periods ended March 3, 2001 and February 26, 2000, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                         Three Months Ended
                                                      ------------------------
                                                        March 3,   February 26,
                                                         2001         2000
                                                      ------------------------
          Net sales:
               Engine/Mobile Filtration                $ 58,784     $ 59,851
               Industrial/Environmental Filtration       77,548       75,045
               Packaging                                 19,865       15,801
                                                       ---------------------
                                                       $156,197     $150,697
                                                       =====================
          Operating profit:
               Engine/Mobile Filtration                $ 10,951     $  9,555
               Industrial/Environmental Filtration        2,022        2,335
               Packaging                                  4,711        1,580
                                                       ---------------------
                                                         17,684       13,470
          Other income (expense)                         (2,339)      (2,439)
                                                       ---------------------
          Earnings before income taxes and
                minority interests                     $ 15,345     $ 11,031
                                                       =====================

          Identifiable assets:
               Engine/Mobile Filtration                $145,166     $136,531
               Industrial/Environmental Filtration      273,916      251,822
               Packaging                                 40,003       37,927
               Corporate                                 47,274       57,889
                                                       ---------------------
                                                       $506,359     $484,169
                                                       =====================

         The first quarter of 2001 results for the Packaging segment include a contract cancellation payment from a customer which increased net sales by approximately $4,700 and operating profit by approximately $3,700 compared with the first quarter of 2000.

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FIRST QUARTER OF 2001 COMPARED WITH FIRST QUARTER
OF 2000.

CLARCOR reported increased sales, operating profit, net earnings and earnings per share in the first quarter of 2001 compared to the same quarter in 2000. The first quarter 2001 included a contract cancellation payment received from a customer of the Company's Packaging segment which increased sales, operating profit and net earnings for the quarter. Overall, sales and operating profit were lower than expected for the quarter due to reduced customer orders caused by a slowdown in the U.S. economy during the quarter compared to fiscal 2000.

Net sales of $156,197,000 increased 3.6% from $150,697,000 reported for the first quarter of 2000. Compared to last year's first quarter, excluding the contract cancellation by a Packaging segment customer in February 2001, overall sales were approximately even with 2000.

The Engine/Mobile Filtration segment reported reduced sales of 1.8% to $58,784,000 from $59,851,000 in 2000. Sales of aftermarket heavy-duty filters were approximately at the same level as last year's first quarter, and the overall reduction was primarily due to reduced sales of light-duty and railroad filters. Sales were not as strong as expected due to the U.S. economic downturn and the resulting reduction in inventory held by many of the Company's customers. The Company's Industrial/Environmental Filtration segment recorded a 3.3% overall increase in sales to $77,548,000 for the 2001 first quarter primarily due to a continued increase in customer demand for new products introduced in the second half of fiscal 2000. However, sales of these products declined late in the first quarter of 2001. In addition, sales were lower throughout the quarter for air quality equipment and systems. The Packaging segment reported an increase in sales for the 2001 quarter primarily as a result of the contract cancellation payment from a customer. If not canceled, this license and manufacturing contract for plastic closures would have continued for two additional years. The early termination payment was received in February 2001 and was approximately equal to the operating profit that would have been earned over the remaining contract period. Future sales of plastic packaging products will be lower as a result of this contract termination; however, increased sales for the Packaging segment are expected beginning in the third quarter of fiscal 2001 related to new metal lithography equipment that is expected to be operational by mid-year 2001.

Operating profit for the first quarter 2001 was $17,684,000 compared to $13,470,000 in 2000, an increase of 31.3%. Excluding the net impact from the cancellation of a customer contract, operating profit increased approximately 4% and operating margin was approximately equal to the 8.9% recorded in the first quarter 2000. Included in cost of sales for the 2001 quarter was an impairment loss of $2,422,000 related to equipment previously used exclusively for the terminated contract with the Packaging customer. Discretionary cost controls during the first quarter 2001 resulted in a 7.2% reduction in selling and administrative expenses from the first quarter 2000.

The Engine/Mobile Filtration segment recorded an operating profit increase in 2001 of 14.6% compared to 2000. This increase resulted from significantly reduced costs related to activities to combine distribution facilities that were completed during the third quarter of 2000. Other discretionary cost reductions and productivity improvements also offset the impact from reduced

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
sales volumes and higher energy, material and employee costs. The Engine/Mobile segment's operating margin of 18.6% was near the fiscal year 2000 level of 18.9% and higher than the 16.0% recorded in the first quarter of 2000. The Industrial/Environmental Filtration segment reported a $313,000 reduction in operating profit in 2001 to $2,022,000 from $2,335,000 recorded in 2000. This reduction was primarily due to reduced sales of air quality equipment and systems and start-up costs related to two new air filter manufacturing plants that were established in late 2000. The costs associated with these start-up activities are expected to be reduced over the next several quarters. The Packaging segment's increase in operating profit to $4,711,000 from $1,580,000 recorded in the 2000 quarter resulted primarily from the customer contract cancellation payment offset by an asset impairment loss of $2,422,000 for equipment that was used exclusively in the manufacture of plastic closures for this customer. The Packaging segment's operating profit will be reduced in future quarters as a result of the loss of sales for this customer. Excluding the impact from the contract cancellation, operating profit for the 2001 quarter was lower than the 2000 quarter due to higher energy and pension costs and reduced capacity utilization. However, beginning in the third quarter of 2001, sales and operating profit are expected to be favorably impacted by additional sales from new metal lithography equipment that is expected to be operational by mid-year 2001.

Net other expense for the quarter of $2,339,000 was slightly lower than the $2,439,000 in the 2000 quarter. Slightly higher interest expense for the 2001 quarter was offset by currency gains resulting from changes in European currency rates during the quarter.

Earnings before income taxes and minority interests for the first quarter of 2001 totaled $15,345,000, up from $11,031,000 in the comparable quarter last year. The provision for income taxes in 2001 was $5,549,000, an effective rate of 36.2%, and compares to an effective tax rate of 36.0% of pre-tax earnings in the 2000 quarter. The Company expects the overall effective tax rate for fiscal 2001 will be in the range of 36.0% to 36.5%.

Net earnings in the first quarter of the current year were $9,804,000, or $0.40 per share on a diluted basis. Net earnings and diluted earnings per share were increased by approximately $2,350,000 or $0.09 per diluted share compared to 2000 due to the contract cancellation by the Packaging segment customer. The 2000 net earnings for the quarter of $7,063,000 resulted in diluted earnings per share of $0.29. Diluted average shares outstanding were 24,655,545 at the end of the first quarter of 2001, an increase of 0.9% from the average of 24,435,563 for the 2000 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities of $8,913,000 in first quarter 2001 compared to $9,484,000 in 2000. Net increases in assets and liabilities of $9,091,000 for the quarter compared to $3,287,000 recorded in the 2000 quarter. Cash flows used in investing activities of $5,529,000 included $5,467,000 for additions to plant assets. In the first quarter of 2000, cash flows for investing activities totaled $8,097,000 and included $3,910,000 used for the acquisition of two small distributors. The Company also issued 160,704 common shares related to one of the acquisitions. Additions to plant assets totaled $4,254,000 in the 2000 quarter. Cash flows used in financing activities of $3,946,000 in 2001 included net repayments on a line of credit of $2,000,000 and dividend payments of $2,858,000. Dividend payments totaled $2,778,000 during the first quarter of 2000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's long-term debt. During the first quarter of 2001, a net payment of $2,000,000 was made on the outstanding balance on a multicurrency revolving credit facility. At the end of the 2001 quarter, the outstanding balance on the credit facility was $114,000,000. Principal payments on long-term debt will be approximately $5,500,000 in fiscal 2001; however, no payments are required in fiscal 2001 on the multicurrency revolving credit facility. The Company is in compliance with covenants related to the facility. Operating profit before depreciation, asset impairment and amortization, increased to $25,743,000 compared to $19,123,000 in 2000. Capital expenditures in fiscal year 2001 are expected to be approximately $25,000,000 compared to the total of $29,005,000 in 2000. The 2001 expenditures will be used to increase production capacity, reduce manufacturing costs, integrate and improve businesses acquired in 1999, and develop new products.

The Company's financial position at the end of the first quarter was not significantly different from fiscal year-end 2000. Cash and short-term investments totaled $10,339,000 at the end of the quarter, a decrease from $10,864,000 at year-end 2000. At the end of the first quarter 2001 compared to year-end 2000, accounts receivable were reduced by $6,452,000 and inventory increased $8,277,000 due to reduced sales levels during the 2001 quarter as customers reduced their order rate. The current ratio at the end of the first quarter was 2.7 compared to 2.4 at the end of fiscal 2000. The current year ratio of long-term debt to total capitalization was 35.8% compared to the year-end level of 36.9%. At March 3, 2001, CLARCOR had 24,463,976 shares of common stock outstanding.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. During fiscal 2000, the Company entered into several interest rate swap agreements related to a multicurrency credit revolver based on LIBOR. The Company's interest rate agreements are discussed in
Note 3 to the consolidated condensed financial statements as the Company adopted SFAS 133 effective December 1, 2000. Market risks are also discussed in the Company's Annual Report and Form 10-K for the year ended November 30, 2000 (the "Annual Report") in the Financial Review on page 10.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," relating to revenue recognition under generally accepted accounting principles in financial statements. The Company expects to continue to review the guidance provided in SAB 101 during fiscal 2001 as compliance with SAB 101 is required by the end of fiscal 2001 for the Company. Based on the assessment to date of current practices, management does not expect this review to result in any material effect on the Company's future revenue recognition practices.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Outlook

The Company believes the reduced order rate for filtration products that occurred in the first quarter of 2001 resulted primarily from customer concerns related to a downturn in the U.S. economy. This particularly affected sales of air quality equipment and systems, which may not return to prior year sales levels before the end of 2001. The order rate from aftermarket distributors, which is the Company's largest distribution channel for filtration products, was also reduced during the quarter. However, the Company anticipates that although some aftermarket distributors have delayed orders and reduced their inventory during the first quarter of 2001, ongoing filter maintenance and replacement requirements for vehicles, equipment and buildings will lead to reasonably consistent annual sales of aftermarket filtration products. Although economic conditions may make fiscal 2001 a difficult year, and sales growth may slow, the Company expects that sales will improve as the year progresses for the Company's aftermarket filter operations. Continued emphasis on cost reductions within each business unit is expected to offset cost increases for health care, energy and for certain raw materials. Labor availability has improved in several locations that will also help to reduce costs compared to 2000.

Customer interest in the Company's Total Filtration Program, which was initiated in fiscal 2000, continues to grow and additional sales are anticipated from new customers and increased sales to current customers. Although this is still a small part of the Company's overall filtration business, sales are added each period by supplying customers the complete filtration requirements for their operations. Even in a slowing sales environment, the Company expects this part of its business will continue to increase.

The Packaging segment will continue with its transition to a business model focused on growth in its core strength of flat sheet metal lithography. This repositioning is expected to result in improved sales beginning in the third quarter of 2001 when the installation of new lithography equipment will be completed. The Packaging segment's sales and operating profit for the balance of the year will be lower than the levels recorded in 2000 due to the contract cancellation by a customer during the first quarter 2001.

Although the Company may be less affected by the economy as primarily an aftermarket supplier, U.S. economic conditions for the rest of the year will play a major role on the Company's results for the year. CLARCOR continues to produce a strong, stable cash flow. EBITDA should exceed $100,000,000 in fiscal 2001 and depreciation and amortization will be approximately $23,000,000 to $24,000,000. If a new accounting standard proposed by the Financial Accounting Standards Board is adopted as proposed, goodwill amortization will be reduced, on an annual basis, by approximately $1,800,000, or $0.04 to $0.05 per diluted share. CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Company's products are sold; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles, raw material costs, energy costs, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the fluctuation in interest rates, primarily LIBOR, which affect the cost of borrowing under the revolving credit facility; the fluctuation in foreign and U.S. currency exchange rates; extraordinary events, such as litigation, acquisitions or divestitures including related charges; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items it is possible that in some future quarters the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of CLARCOR common stock could be materially adversely affected.

Part II - Other Information


Item 6b - The Company filed a Form 8-K on December 18, 2000 announcing the election of Robert J. Burgstahler to its Board of Directors, increasing the total number of Directors from nine to ten.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               CLARCOR INC.
                                (Registrant)



      March 22, 2001               By           /s/ Bruce A. Klein
-------------------------            ------------------------------------------
        (Date)                         Bruce A. Klein, Vice President - Finance
                                             and Chief Financial Officer