Form 10-Q
period 2001-06-02
CLARCOR INC
filed 2001-06-21
CIK 20740

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


                       For the quarter ended June 2, 2001

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



For the Quarter Ended June 2, 2001                Commission File Number 1-11024



                                  CLARCOR Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                                         36-0922490
--------------------------------------                   -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                 61125
----------------------------------------------------               -----------
     (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code               815-962-8867
                                                                 -------------



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


                      24,519,905 common shares outstanding
             -------------------------------------------------------

Part I - Item 1
                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                    ----------


                                                              June 2,    November 30,
                                      ASSETS                   2001         2000
                                                            ----------   ------------
                                                           (unaudited)
Current assets:
     Cash and short-term cash investments                   $  20,658    $  10,864
     Accounts receivable, less allowance for losses
           of $5,139 for 2001 and $5,027 for 2000             103,363      110,083
     Inventories:
           Raw materials                                       40,608       38,277
           Work in process                                     13,411       14,103
           Finished products                                   48,505       48,181
                                                            ---------    ---------
              Total inventories                               102,524      100,561
                                                            ---------    ---------

     Prepaid expenses and other current assets                  3,439        3,640
     Deferred income taxes                                      9,766        5,331

                                                            ---------    ---------
                 Total current assets                         239,750      230,479
                                                            ---------    ---------

Plant assets at cost,                                         270,790      272,252
        less accumulated depreciation                        (133,565)    (132,131)
                                                            ---------    ---------
                                                              137,225      140,121
                                                            ---------    ---------

Excess of cost over fair value of assets acquired,
        less accumulated amortization                          62,093       62,333
Other acquired intangibles, less accumulated amortization      38,842       39,544
Pension assets                                                 20,228       19,519
Other noncurrent assets                                        13,738        9,934
                                                            ---------    ---------
                                                            $ 511,876    $ 501,930
                                                            =========    =========

                                    LIABILITIES

Current liabilities:
     Current portion of long-term debt                      $   5,571    $   5,482
     Accounts payable                                          33,122       40,826
     Income taxes                                               7,433        8,157
     Accrued and other liabilities                             36,070       43,361
                                                            ---------    ---------
                 Total current liabilities                     82,196       97,826
                                                            ---------    ---------

Long-term debt, less current portion                          147,287      141,486
Long-term pension liabilities                                   5,287        4,374
Other long-term liabilities                                    21,195       15,756
Minority interests                                                380          395

Contingencies

                               SHAREHOLDERS' EQUITY

Capital stock                                                  24,520       24,381
Capital in excess of par value                                  8,082        5,700
Accumulated other comprehensive earnings                       (9,014)      (6,919)
Retained earnings                                             231,943      218,931
                                                            ---------    ---------
                                                              255,531      242,093
                                                            ---------    ---------
                                                            $ 511,876    $ 501,930
                                                            =========    =========


            See Notes to Consolidated Condensed Financial Statements

                        CLARCOR Inc.
            CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
        (Dollars in thousands except per share data)
                        (Unaudited)
                         _________


                                                          Quarter Ended                  Six Months Ended
                                                 -----------------------------   ----------------------------
                                                    June 2,         May 27,        June 2,          May 27,
                                                     2001            2000           2001             2000
                                                 ------------    ------------    ------------    ------------
Net sales                                        $    159,505    $    162,205    $    315,702    $    312,902
Cost of sales                                         114,161         112,220         224,072         218,634
                                                 ------------    ------------    ------------    ------------

     Gross profit                                      45,344          49,985          91,630          94,268

Selling and administrative expenses                    28,289          30,795          56,891          61,608
                                                 ------------    ------------    ------------    ------------

     Operating profit                                  17,055          19,190          34,739          32,660
                                                 ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense                                    (2,727)         (2,795)         (5,461)         (5,355)
   Interest income                                        181              82             336             284
   Other, net                                            (434)           (565)           (194)           (646)
                                                 ------------    ------------    ------------    ------------
                                                       (2,980)         (3,278)         (5,319)         (5,717)
                                                 ------------    ------------    ------------    ------------

     Earnings before income taxes and
       minority interests                              14,075          15,912          29,420          26,943

Provision for income taxes                              5,129           5,800          10,678           9,774
                                                 ------------    ------------    ------------    ------------
     Earnings before minority interests                 8,946          10,112          18,742          17,169

Minority interests in earnings of subsidiaries            (10)            (22)             (2)            (16)
                                                 ------------    ------------    ------------    ------------
Net earnings                                     $      8,936    $     10,090    $     18,740    $     17,153
                                                 ============    ============    ============    ============

Net earnings per common share:
     Basic                                       $       0.36    $       0.42    $       0.77    $       0.71
                                                 ============    ============    ============    ============
     Diluted                                     $       0.36    $       0.41    $       0.76    $       0.70
                                                 ============    ============    ============    ============

Average number of common shares outstanding:
     Basic                                         24,502,173      24,252,425      24,460,368      24,210,788
                                                 ============    ============    ============    ============
     Diluted                                       24,973,755      24,516,307      24,787,903      24,462,017
                                                 ============    ============    ============    ============
Dividends paid per share                         $     0.1175    $     0.1150    $     0.2350    $     0.2300
                                                 ============    ============    ============    ============


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    ________


                                                                                Six Months Ended
                                                                              --------------------
                                                                               June 2,     May 27,
                                                                                2001        2000
                                                                              --------    --------
Cash flows from operating activities:
     Net earnings                                                             $ 18,740    $ 17,153
     Depreciation and amortization                                              11,009      11,151
     Impairment of plant assets                                                  2,422        --
     Changes in assets and liabilities                                         (14,049)    (15,276)
     Other, net                                                                    183         133
                                                                              --------    --------
              Net cash provided by operating activities                         18,305      13,161
                                                                              --------    --------

Cash flows from investing activities:
     Additions to plant assets                                                 (10,220)    (12,166)
     Business acquisitions, net of cash acquired                                  (130)    (12,972)
     Other, net                                                                    195          98
                                                                              --------    --------
              Net cash used in investing activities                            (10,155)    (25,040)
                                                                              --------    --------

Cash flows from financing activities:
     Proceeds from line of credit                                                5,500      20,000
     Payments on line of credit                                                 (7,500)     (8,500)
     Proceeds from long term-debt                                                8,000        --
     Reduction of long-term debt                                                  (110)     (1,686)
     Cash dividends paid                                                        (5,728)     (5,560)
     Other, net                                                                  1,479         518
                                                                              --------    --------
              Net cash provided by financing activities                          1,641       4,772
                                                                              --------    --------
Net effect of exchange rate changes on cash                                          3         (64)
                                                                              --------    --------
Net change in cash and short-term cash investments                               9,794      (7,171)

Cash and short-term cash investments,
     beginning of period                                                        10,864      14,745
                                                                              --------    --------
Cash and short-term cash investments,
     end of period                                                            $ 20,658    $  7,574
                                                                              ========    ========
Cash paid during the period for:
     Interest                                                                 $  4,540    $  5,128
                                                                              ========    ========
     Income taxes                                                             $ 10,957    $  8,648
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

     The consolidated condensed balance sheet as of June 2, 2001, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended June 2, 2001, and May 27, 2000, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2000 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended June 2, 2001 are not necessarily indicative of the operating results for the full year.

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

     During 2000, the Company entered into interest rate agreements to manage its interest exposure related to the multicurrency credit revolver. The agreement in place at June 2, 2001 provides for the Company to pay a 7.34% fixed interest rate on a notional amount of $60,000 that is effective until September 11, 2002. Under the agreement the Company will receive interest at floating rates based on LIBOR.

     The adoption of SFAS 133 resulted in a cumulative effect of an accounting change to accumulated other comprehensive earnings of a negative $769 ($1,183 pretax) and the recognition of a long-term liability. The Company's derivative instrument is designated as a cash flow hedge and determined to be effective. Therefore, there was no adjustment to net earnings. Approximately $702 (or $1,079 pretax) of the net derivative loss included in other comprehensive earnings as of December 1, 2000, will be reclassified into earnings during the twelve months ended November 30, 2001. At June 2, 2001, the fair value of the agreement was a negative $2,613 and is included in other noncurrent liabilities. The net loss included in other comprehensive earnings for the six months ended June 2, 2001 was $930 (or $1,430 pretax). Derivative gains and losses will be reclassified into earnings as payments are made on its variable rate interest debt. Approximately $142 was reclassified into earnings during the six months ended June 2, 2001. The Company estimates that $1,186 (or $1,825 pretax) of net derivative losses included in other comprehensive income at June 2, 2001 will be reclassified into earnings within the next twelve months.

4.   BUSINESS COMBINATIONS

     Subsequent to the end of the second quarter, on June 4, 2001, the Company acquired several filtration management companies for approximately $31,000 in cash. As a result of the acquisition, the companies were combined into one company, Total Filtration Services, Inc. and became a subsidiary of the Company. The transaction will be accounted for under the purchase method of accounting and the results will be included in the Company's consolidated results of operations from the date of acquisition. In the most recent twelve-month period, sales of the acquired companies totaled approximately $63,000.

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

     stock. During the six months ended June 2, 2001, the final allocation of the purchase price to the assets and liabilities acquired resulted in an increase to goodwill of $615. These acquisitions did not have a significant impact on the results of the Company.

     On September 10, 1999, the Company acquired three industrial filtration businesses, Purolator Air Filtration, Facet International, and Purolator Facet, Inc. The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. During the fourth quarter of fiscal year 2000, the Company finalized the purchase price according to the terms of the purchase agreement and completed the estimates of liabilities assumed, including those associated with exit and other costs of the acquisition. The finalized allocation to major categories of assets and liabilities resulted in a reduction to goodwill of $34. As part of the final allocation of purchase price, the Company accrued an additional $800 for severance and exit costs during 2000, resulting in a total accrual of $1,085 of which $1,012 was paid out as of June 2, 2001. The remaining accrual for severance and exit costs is expected to be settled by the end of 2001. The operating results are included in the Company's consolidated results of operations from September 1, 1999, the effective date of the acquisitions.

5.   LONG-TERM DEBT

     On May 1, 2001, the Company, in cooperation with the Campbellsville-Taylor County Industrial Development Authority, issued $8,000 of Industrial Revenue Bonds. The bonds are due May 1, 2031, with a variable rate of interest that is reset weekly. In conjunction with the issuance of the Industrial Revenue Bonds, the Company holds in trust certain restricted investments committed for the acquisition of plant equipment. At June 2, 2001, the restricted asset balance was $2,941 and is included in other noncurrent assets.

6.   IMPAIRMENT LOSS

     During the six months ended June 2, 2001, the Company recognized an impairment loss in its Packaging segment of $2,422 related to certain plant assets used exclusively in the manufacture of plastic closures for a customer who terminated a manufacturing contract. The loss is included in the cost of sales and was calculated under the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

7.   EARNINGS PER SHARE

     The Company calculates earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted earnings per share reflects the impact of outstanding stock options and restricted stock as if exercised during the periods presented using

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

7.   EARNINGS PER SHARE (Continued)

     the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.


                                                 Quarter Ended             Six Months Ended
                                           -------------------------   -------------------------
                                             June 2,       May 27,       June 2,       May 27,
                                              2001          2000          2001          2000
                                           -----------   -----------   -----------   -----------
Net Earnings (numerator)                   $     8,936   $    10,090   $    18,740   $    17,153

Basic EPS:
   Weighted average number of common
   shares outstanding (denominator)         24,502,173    24,252,425    24,460,368    24,210,788


      Basic per share amount               $      0.36   $      0.42   $      0.77   $      0.71
                                           ===========   ===========   ===========   ===========

Diluted EPS:
   Weighted average number of common
      shares outstanding                    24,502,173    24,252,425    24,460,368    24,210,788
   Dilutive effect of stock options            471,582       263,882       327,535       251,229
                                           -----------   -----------   -----------   -----------
      Diluted weighted average number of
        common shares outstanding
        (denominator)                       24,973,755    24,516,307    24,787,903    24,462,017

      Diluted per share amount             $      0.36   $      0.41   $      0.76   $      0.70
                                           ===========   ===========   ===========   ===========



     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:


                                          Quarter Ended            Six Months Ended
                                      --------------------      -------------------------
                                       June 2,    May 27,        June 2,       May 27,
                                        2001       2000            2001          2000
                                      --------  ----------      ----------   ------------
Options                                  --      1,144,239       1,535,894     1,144,239
Weighted Average Exercise Price          --     $    18.92      $    23.58   $     18.92


     For the six months ended June 2, 2001, exercises of stock options added $2,382 to capital in excess of par value.

8.   COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

8.   COMPREHENSIVE EARNINGS (Continued)


                                                   Quarter Ended           Six Months Ended
                                                -------------------     ---------------------
                                                 June 2,    May 27,      June 2,    May 27,
                                                  2001       2000         2001       2000
                                                -------------------     --------   ----------
Net earnings                                    $  8,936    $ 10,090    $ 18,740    $ 17,153
Other comprehensive earnings, net of tax:
    Cashflow hedges:
       Cumulative effect of accounting change       --          --          (769)       --
       Net loss on derivative instruments           (234)       --          (930)       --
    Foreign currency translation adjustments      (1,601)       (732)       (396)     (1,809)
                                                --------    --------    --------    --------

Total comprehensive earnings                    $  7,101    $  9,358    $ 16,645    $ 15,344
                                                ========    ========    ========    ========


9.   SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the quarter and six-month periods ended June 2, 2001 and May 27, 2000, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.


                                               Quarter Ended           Six Months Ended
                                           ----------------------    -----------------------
                                             June 2,     May 27,      June 2,      May 27,
                                              2001        2000         2001         2000
                                           ---------    ---------    ---------    ---------
Net sales:
     Engine/Mobile Filtration              $  64,333    $  65,362    $ 123,117    $ 125,213
     Industrial/Environmental Filtration      80,553       78,770      158,101      153,815
     Packaging                                14,619       18,073       34,484       33,874
                                           ---------    ---------    ---------    ---------
                                           $ 159,505    $ 162,205    $ 315,702    $ 312,902
                                           =========    =========    =========    =========

Operating profit:
     Engine/Mobile Filtration              $  12,879    $  12,910    $  23,830    $  22,465
     Industrial/Environmental Filtration       3,806        4,403        5,828        6,738
     Packaging                                   370        1,877        5,081        3,457
                                           ---------    ---------    ---------    ---------
                                              17,055       19,190       34,739       32,660
Other expense                                 (2,980)      (3,278)      (5,319)      (5,717)
                                           ---------    ---------    ---------    ---------
Earnings before income taxes and
      minority earnings                    $  14,075    $  15,912    $  29,420    $  26,943
                                           =========    =========    =========    =========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

9.   SEGMENT DATA (Continued)

                                                       Six Months Ended
                                                   --------------------------
                                                   June 2,           May 27,
                                                     2001              2000
                                                   ---------        ---------
     Identifiable assets:
          Engine/Mobile Filtration                 $ 142,684        $ 146,868
          Industrial/Environmental Filtration        271,885          260,484
          Packaging                                   40,259           39,397
          Corporate                                   57,048           45,295
                                                   ---------        ---------
                                                   $ 511,876        $ 492,044
                                                   =========        =========

     The 2001 six-month results for the Packaging segment include a contract cancellation payment from a customer received in the first quarter, which increased operating profit by approximately $3,000 compared with the 2000 six-month period.

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CLARCOR reported increased sales, operating profit, net earnings and earnings per share for the first six months of 2001 compared to the same period in 2000. Included in the first quarter of 2001 was a contract cancellation payment received from a customer of the Company's Packaging segment which increased the 2001 six months operating profit approximately $3 million and diluted earnings per share by $0.08 compared to last year's six-month results. Overall, sales and operating profit were lower than expected for the six months due to reduced customer orders caused by a slowdown in the U.S. economy compared to fiscal 2000.

RESULTS OF OPERATIONS: SECOND QUARTER OF 2001 COMPARED WITH SECOND QUARTER OF 2000.

Net sales of $159,505,000 decreased 1.7% from $162,205,000 reported for the second quarter of 2000. Compared to last year's second quarter, excluding the contract cancellation by a Packaging segment's customer in February 2001, overall sales increased approximately 1% in the 2001 quarter.

The Engine/Mobile Filtration segment reported reduced sales of 1.6% to $64,333,000 from $65,362,000 in 2000. The decline in sales reflects the overall slowdown in the U.S. economy, the continuing strength of the U.S. dollar which impacts both export sales and sales made by the segment's foreign business units, and our customers continuing to reduce their inventory levels which reduced their demand for the segment's products. The Company's Industrial/Environmental Filtration segment recorded a 2.3% overall increase in sales to $80,553,000 for the 2001 second quarter. This sales increase included additional sales from new product introductions and increased distribution coverage; however, partially offsetting these increases were reduced sales due to the slowdown in the U.S. economy and in particular, sales of air quality equipment and systems. The Packaging segment reported a decrease in sales of 19.1% for the 2001 quarter primarily as a result of the contract cancellation by a customer in the first quarter of 2001. Excluding the impact of the canceled contract, sales would have increased approximately 1% compared to the prior year quarter. If not canceled, this license and manufacturing contract for plastic closures would have continued for two additional years. The early termination payment that was received in February 2001 was approximately equal to the operating profit that would have been earned over the remaining contract period. Future sales of plastic packaging products will be lower as a result of this contract termination. However, increased sales of metal packaging products for the Packaging segment are expected beginning in the third quarter of fiscal 2001 as a result of new metal lithography equipment installed during the first six months of 2001.

Operating profit for the second quarter 2001 was $17,055,000 compared to $19,190,000 in 2000, a decrease of 11.1%. Excluding the impact from the cancellation of a customer contract, operating profit decreased approximately 7% for the quarter. The reduction in operating profit was principally due to lower sales and a reduction in gross profit margin to 28.4% for the quarter compared to 30.8% in the second quarter 2000. The reduced gross profit margin was due primarily to reduced capacity utilization and continued start-up costs for two new manufacturing facilities and new lithography equipment. Discretionary cost controls and reduced employee-related costs during the 2001 second quarter resulted in an 8.1% reduction from the prior year in selling and administrative expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Engine/Mobile Filtration segment recorded operating profit of $12,879,000 which was approximately level with the second quarter of 2000. Lower than expected sales reduced capacity utilization but cost containment efforts resulted in operating margin of 20.0%, which was slightly higher than 19.8% for the second quarter 2000. The segment's discretionary cost reductions also offset increases in energy, material and health care costs. The Industrial/Environmental Filtration segment reported a $597,000 reduction in operating profit in the second quarter of 2001 to $3,806,000 from $4,403,000 recorded in 2000. This reduction was primarily due to reduced sales of air quality equipment and systems and start-up costs related to two new air filter manufacturing plants that were established in late 2000. These new plants were added primarily to meet a customer's demand for both current products and new products. The sales increase for the products has been less than expected as the customer has continued to reduce its orders throughout 2001 below the level originally planned. The costs associated with these start-up activities are expected to continue through the third quarter of 2001. The Packaging segment's decrease in operating profit to $370,000 from $1,877,000 recorded in the 2000 quarter resulted primarily from reduced sales due to the February 2001 customer contract cancellation. The Packaging segment's operating profit will be reduced in future quarters as a result of the loss of sales for this customer. Operating profit for the 2001 quarter was lower than the 2000 quarter also due to higher energy and pension costs and reduced capacity utilization. However, beginning in the third quarter of 2001, sales and operating profit are expected to be favorably impacted by additional sales from new metal lithography equipment that was installed during the first six months of fiscal 2001.

Net other expense for the quarter of $2,980,000 was slightly lower than the $3,278,000 in the 2000 quarter primarily due to higher interest income recorded in the 2001 quarter.

Earnings before income taxes and minority interests for the second quarter of 2001 were $14,075,000, a decrease of 11.5% from $15,912,000 in the comparable quarter last year. The provision for income taxes in 2001 was $5,129,000, an effective rate of 36.4% compared to 36.5% recorded in the 2000 quarter.

Net earnings in the second quarter of the current year were $8,936,000, or $0.36 per share on a diluted basis. The 2000 net earnings for the quarter of $10,090,000 resulted in diluted earnings per share of $0.41. Diluted average shares outstanding were 24,973,755 for the second quarter of 2001, an increase of 1.9% from the average of 24,516,307 for the 2000 quarter.

SIX MONTHS OF 2001 COMPARED TO SIX MONTHS OF 2000.

Net sales for the six-month 2001 period totaled $315,702,000 compared to $312,902,000 for the prior year period. The Engine/Mobile Filtration segment's sales decrease of 1.7% to $123,117,000 resulted primarily from reduced light-duty and railroad filtration product sales. The segment's sales were lower than expected for the six-month 2001 period due to the slowdown in the U.S. economy and a reduction in inventory levels and product demand by our customers. The Industrial/Environmental Filtration segment reported a 2.8% increase in sales for the six-month period primarily resulting from new products introduced late in fiscal 2000 and increased distribution coverage for environmental air filters. This increase in sales was partially offset by lower sales of air quality equipment and systems in the 2001 period. The Packaging segment's sales of $34,484,000

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
were 1.8% higher than the prior year and included the contract cancellation payment received in the first quarter of 2001 offset by reduced sales of plastic closures and license fees for that customer.

Operating profit for the 2001 six-month period of $34,739,000 exceeded the 2000 period by 6.4%. Included in the six-month results was a contract cancellation payment received in the first quarter of 2001 that increased six-month 2001 operating profit by approximately $3 million compared to the 2000 six-month period. Excluding the operating profit related to this customer from the 2001 and 2000 six-month periods, operating profit declined by approximately 3% compared to the prior year. Reduced discretionary spending and management and selling expenses also contributed to a 11.0% operating profit margin compared to 10.4% in the 2000 six-month period. The Engine/Mobile Filtration segment reported an increase in operating profit of 6.1% from the prior year period. This increase resulted from reduced discretionary spending and productivity improvements that offset reduced capacity utilization and increases in energy, material and health care costs. The Industrial/Environmental Filtration segment reported reduced operating profit of 13.5% to $5,828,000. The reduction in operating profit for the segment resulted primarily from reduced sales of air quality equipment and systems and start-up costs associated with two new manufacturing facilities. The start-up costs associated with these new facilities are expected to be reduced during the third quarter of 2001 as production efficiencies improve and capacity utilization improves. The Packaging segment reported an increase in profit to $5,081,000 for the six-month 2001 period from $3,457,000 in 2000. This increase resulted from the contract cancellation payment received in first quarter 2001 offset by reduced capacity utilization and start-up costs related to the installation of new lithography equipment. Increased sales and profits for metal packaging products are expected beginning with the 2001 third quarter as a result of the new automated equipment.

Net other expense of $5,319,000 in the 2001 six-month period was lower than the $5,717,000 recorded in the prior year period. The reduction was principally due to reduced currency exchange losses resulting from changes in European currency rates.

Earnings before income taxes and minority interests totaled $29,420,000 for the 2001 six-month period compared to $26,943,000 in 2000, an increase of 9.2%. The effective tax rate for both of the six-month periods was 36.3%. The Company expects the overall effective tax rate for fiscal 2001 to be approximately 36.5%.

Net earnings totaled $18,740,000, or $0.76 diluted earnings per share, for the six-month 2001 period. Net earnings totaled $17,153,000, or $0.70 diluted earnings per share, for the 2000 six-month period. The diluted earnings per share increased approximately $0.08 per share in 2001 as a result of the Packaging segment's customer contract cancellation. Excluding the impact of this contract cancellation for both 2001 and 2000, diluted earnings per share were lower in 2001 by approximately 3% primarily as a result of lower sales levels and the new facility and equipment start-up costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $18,305,000 for the 2001 six-month period, an increase of $5,144,000 from the prior year. Net increases in assets and liabilities of $14,049,000 for the six months of 2001 compared to $15,276,000 recorded in 2000. Cash flows used in investing

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
activities in 2001 of $10,155,000 included $10,220,000 for additions to plant assets. In the first six months of 2000, cash flows for investing activities totaled $25,040,000 and included $12,972,000 used for acquisitions. The Company also issued 160,704 common shares related to one of the acquisitions. Additions to plant assets totaled $12,166,000 in the 2000 quarter. Cash flows from financing activities of $1,641,000 in 2001 included net repayments on a line of credit of $2,000,000, $8,000,000 received from the issuance of industrial revenue bonds related to a new facility in Kentucky, and dividend payments of $5,728,000. Cash flows from financing activities of $4,772,000 in the 2000 six-month period included net additional borrowings on a line of credit of $11,500,000 primarily for acquisitions, repayments on long-term debt of $1,686,000 and dividend payments of $5,560,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's long-term debt. Subsequent to the end of the 2001 second quarter, the Company completed the acquisition of Total Filtration Services (TFS) for approximately $31,000,000. Cash balances and additional borrowing against the Company's outstanding credit line were used to fund the acquisition. At the end of the 2001 second quarter, the outstanding balance on the credit facility was $114,000,000. Principal payments on long-term debt will be approximately $5,500,000 in fiscal 2001; however, no payments are required in fiscal 2001 on the multicurrency revolving credit facility. The Company is in compliance with covenants related to the facility. Operating profit before depreciation, asset impairment and amortization, increased to $48,170,000 compared to $43,811,000 in 2000. Capital expenditures in fiscal year 2001 are expected to be approximately $20,000,000 to $25,000,000 compared to the total of $29,005,000 in 2000. The 2001 expenditures will be used to increase production capacity, reduce manufacturing costs, integrate and improve businesses previously acquired, and develop new products.

The Company's financial position at the end of the second quarter was not significantly different from fiscal year-end 2000. Cash and short-term investments totaled $20,658,000 at the end of the quarter, an increase from $10,864,000 at year-end 2000. At the end of the 2001 second quarter compared to year-end 2000, accounts receivable were reduced by $6,720,000 and inventory increased $1,963,000 due to reduced sales levels during the 2001 period as customers reduced their inventories and order rate. The current ratio at the end of the 2001 second quarter was 2.9 compared to 2.4 at the end of fiscal 2000. Including the $8,000,000 of industrial revenue bonds issued during the 2001 second quarter, the ratio of long-term debt to total capitalization at the end of the second quarter was 36.6% compared to the year-end level of 36.9%. At June 2, 2001, CLARCOR had 24,519,905 shares of common stock outstanding.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. During fiscal 2000, the Company entered into several interest rate swap agreements related to a multicurrency credit

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
revolver based on LIBOR. The Company's interest rate agreements are discussed in
Note 3 to the consolidated condensed financial statements as the Company adopted SFAS 133 effective December 1, 2000. Market risks are also discussed in the Company's Annual Report and Form 10-K for the year ended November 30, 2000 (the "Annual Report") in the Financial Review on page 10.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," relating to revenue recognition under generally accepted accounting principles in financial statements. The Emerging Issues Task Force has also issued related guidance regarding revenue recognition and disclosure. The Company expects to continue to review the guidance provided in SAB 101 during fiscal 2001 as compliance is required by the end of fiscal 2001 for the Company. Based on the assessment to date of current practices, management does not expect this review to result in any material effect on the Company's future revenue recognition practices.

Outlook

The Company believes the reduced order rate for filtration products that occurred in the first six months of 2001 resulted primarily from customer concerns related to a downturn in the U.S. economy. This particularly affected sales of air quality equipment and systems, which are not expected to return to prior year sales levels before the end of 2001. The order rate from aftermarket distributors, which is the Company's largest distribution channel for filtration products, was also reduced during the period. However, the Company anticipates that although some aftermarket distributors have delayed orders and reduced their inventory during the first six months of fiscal 2001, ongoing filter maintenance and replacement requirements for vehicles, equipment and buildings will lead to reasonably consistent annual sales of aftermarket filtration products. Continued emphasis on cost reductions within each business unit is expected to offset cost increases for pensions, health care, energy and for certain raw materials. Labor availability has improved in several locations that will also help to reduce costs compared to 2000.

Customer interest in the Company's Total Filtration Program, which was initiated in fiscal 2000, continues to grow and additional sales are anticipated from new customers and increased sales to current customers. The Company's third quarter 2001 acquisition of Total Filtration Services (TFS) is expected to enhance the ability of CLARCOR to meet the filtration management requirements of its customers. Even in the current economic environment, the Total Filtration Program has continued to grow as customers respond enthusiastically to the simplification CLARCOR provides to the management of their filtration needs. The investment in TFS and other resources into the Total Filtration Program is expected to accelerate sales growth in the future.

The Packaging segment will continue with its transition to a business model focused on growth in its core strength of flat sheet metal lithography. This repositioning is expected to result in improved sales and operating profit beginning in the third quarter of 2001 when the start-up of new lithography equipment will be completed.

If the slowdown in the U.S. economy continues, it will affect the Company's businesses for the remainder of the fiscal year. Being primarily a manufacturer of consumable, disposable filters used

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
in aftermarket applications normally provides stability to sales and profits, but it does not make the Company immune to fluctuations in the economy overall. The results from TFS will be included for the third and fourth quarters of the 2001 fiscal year and this acquisition is expected to be accretive to earnings per share beginning in fiscal 2002. CLARCOR expects to continue to produce a strong, stable cash flow. The Company continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings.

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

              At the annual meeting of shareholders of CLARCOR Inc. held on March 27, 2001, all of management's nominees for directors, as listed in the proxy statement dated February 23, 2001, were elected. The Company had 24,462,933 shares of common stock outstanding as of the close of business on the February 9, 2001 record date, and the holders of 22,229,381 shares of common stock were present at the meeting, in person or by proxy.

              The four nominees elected received votes as follows:

                                                  For            Withheld
                                               ----------        --------
                Robert J. Burgstahler          21,916,602        312,779
                Lawrence E. Gloyd              21,773,431        455,950
                Norman E. Johnson              21,918,383        310,998
                Keith E. Wandell               21,915,402        313,979

Item 6b   -   The Company filed a Form 8-K on March 28, 2001, announcing the election of Keith E. Wandell to its Board of Directors.

              The Company filed a Form 8-K on May 14, 2001, announcing a definitive agreement to acquire several filtration management companies from MPW Industrial Services Group, Inc. and commenting on its expectations for the second quarter and the outlook for the year. The acquisition was completed on June 4, 2001.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CLARCOR INC.
                                  (Registrant)



     June 21, 2001                         By  /s/ Bruce A. Klein
---------------------                        -----------------------------------
      (Date)                                 Bruce A. Klein, Vice President -
                                               Finance and Chief Financial
                                                        Officer