Form 10-Q
period 2001-09-01
CLARCOR INC
filed 2001-09-20
CIK 20740

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 1, 2001          Commission File Number 1-11024



                                  CLARCOR Inc.
                                   -----------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                              36-0922490
          --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois               61125
----------------------------------------------------               ------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code              815-962-8867
                                                                -------------



                                    No Change
                                    ---------
         (Former name, former address and former fiscal year, if changed since last report.)


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


                      24,619,116 common shares outstanding
                      ------------------------------------

Part I - Item 1
                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                    --------

                                                             September 1,      November 30,
            ASSETS                                               2001             2000
                                                             ------------      ------------
                                                             (unaudited)

Current assets:
     Cash and short-term cash investments                      $  10,425       $  10,864
     Accounts receivable, less allowance for losses
           of $6,818 for 2001 and $5,027 for 2000                119,877         110,083
     Inventories:
           Raw materials                                          38,430          38,277
           Work in process                                        12,113          14,103
           Finished products                                      54,881          48,181
                                                               ---------       ---------
              Total inventories                                  105,424         100,561
                                                               ---------       ---------

     Prepaid expenses and other current assets                     3,863           3,640
     Deferred income taxes                                        10,485           5,331
                                                               ---------       ---------

                 Total current assets                            250,074         230,479
                                                               ---------       ---------

Plant assets at cost,                                            276,657         272,252
        less accumulated depreciation                           (136,664)       (132,131)
                                                               ---------       ---------
                                                                 139,993         140,121
                                                               ---------       ---------

Excess of cost over fair value of assets acquired,
        less accumulated amortization                             77,489          62,333
Other acquired intangibles, less accumulated amortization         38,480          39,544
Pension assets                                                    20,355          19,519
Other noncurrent assets                                           14,323           9,934
                                                               ---------       ---------

                                                               $ 540,714       $ 501,930
                                                               =========       =========

                                   LIABILITIES

Current liabilities:
     Current portion of long-term debt                         $   5,648       $   5,482
     Accounts payable                                             45,062          40,826
     Income taxes                                                  7,218           8,157
     Accrued and other liabilities                                36,890          43,361
                                                               ---------       ---------

                 Total current liabilities                        94,818          97,826
                                                               ---------       ---------

Long-term debt, less current portion                             153,338         141,486
Long-term pension liabilities                                      5,531           4,374
Other long-term liabilities                                       21,417          15,756
Minority interests                                                   408             395

Contingencies

                              SHAREHOLDERS' EQUITY

Capital stock                                                     24,619          24,381
Capital in excess of par value                                     9,541           5,700
Accumulated other comprehensive earnings                          (8,275)         (6,919)
Retained earnings                                                239,317         218,931
                                                               ---------       ---------
                                                                 265,202         242,093
                                                               ---------       ---------

                                                               $ 540,714       $ 501,930
                                                               =========       =========


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)
                                    ---------


                                                         Quarter Ended             Nine Months Ended
                                                         ------------              -----------------
                                                 September 1,     August 26,  September 1,    August 26,
                                                     2001            2000        2001            2000
                                                 -----------     -----------     ------------    -------


Net sales                                        $   175,645    $   160,830   $    491,347   $   473,732
Cost of sales                                        125,339        113,052        349,411       331,686
                                                 -----------    -----------    -----------   -----------

     Gross profit                                     50,306         47,778        141,936       142,046

Selling and administrative expenses                   31,777         28,824         88,668        90,432
                                                 -----------    -----------    -----------   -----------

     Operating profit                                 18,529         18,954         53,268        51,614
                                                 -----------    -----------    -----------   -----------

Other income (expense):
   Interest expense                                   (2,504)        (2,878)        (7,965)       (8,233)
   Interest income                                       199             89            535           373
   Other, net                                            (84)          (296)          (278)         (942)
                                                 -----------    -----------    -----------   -----------

                                                      (2,389)        (3,085)        (7,708)       (8,802)
                                                 -----------    -----------    -----------   -----------

     Earnings before income taxes and
       minority interests                             16,140         15,869         45,560         42,812

Provision for income taxes                             5,868          5,768         16,546         15,542
                                                 -----------    -----------    -----------    -----------

     Earnings before minority interests               10,272         10,101         29,014         27,270

Minority interests in earnings of subsidiaries           (15)           (23)           (17)           (39)
                                                 -----------    -----------    -----------    -----------

Net earnings                                    $     10,257   $     10,078    $    28,997    $    27,231
                                                 ===========    ===========      =========    ===========

Net earnings per common share:
     Basic                                      $       0.42   $       0.41      $    1.18    $      1.12
                                                 ===========    ===========      =========    ===========
     Diluted                                    $       0.41   $       0.41      $    1.17    $      1.11
                                                 ===========    ===========      =========   ============

Average number of common shares outstanding:
     Basic                                        24,594,053     24,298,993     24,507,888     24,242,592
                                                 ===========    ===========      =========   ============
     Diluted                                      25,118,441     24,617,966     24,843,710     24,477,373
                                                 ===========    ===========      =========   ============

Dividends paid per share                        $     0.1175   $     0.1150    $    0.3525    $    0.3450
                                                 ===========    ===========      =========   ============


            See Notes to Consolidated Condensed Financial Statements
                                  Page 3 of 19

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    --------


                                                          Nine Months Ended
                                                          -----------------
                                                       September 1,  August 26,
                                                           2001        2000
                                                       -----------  -----------
Cash flows from operating activities:
    Net earnings                                         $ 28,997    $ 27,231
    Depreciation and amortization                          16,930      16,895
    Impairment of plant assets                              2,422        --
    Changes in assets and liabilities                      (6,299)     (9,193)
    Other, net                                               (261)        139
                                                         --------    --------

             Net cash provided by operating activities     41,789      35,072
                                                         --------    --------

Cash flows from investing activities:
    Additions to plant assets                             (15,240)    (18,364)
    Business acquisitions, net of cash acquired           (33,498)    (13,204)
    Other, net                                                706        (207)
                                                         --------    --------

             Net cash used in investing activities        (48,032)    (31,775)
                                                         --------    --------

Cash flows from financing activities:
    Proceeds from line of credit                           25,500      35,200
    Payments on line of credit                            (16,500)    (30,200)
    Proceeds from long term-term debt                       8,000        --
    Reduction of long-term debt                            (5,145)     (6,756)
    Cash dividends paid                                    (8,611)     (8,349)
    Other, net                                              2,568       1,156
                                                         --------    --------

             Net cash provided by financing activities      5,812      (8,949)
                                                         --------    --------

Net effect of exchange rate changes on cash                    (8)       (113)
                                                         --------    --------

Net change in cash and short-term cash investments           (439)     (5,765)

Cash and short-term cash investments,
    beginning of period                                    10,864      14,745
                                                         --------    --------

Cash and short-term cash investments,
    end of period                                        $ 10,425    $  8,980
                                                         ========    ========


Cash paid during the period for:
    Interest                                             $  8,803    $  8,394
                                                         ========    ========
    Income taxes                                         $ 16,517    $  9,118
                                                         ========    ========



            See Notes to Consolidated Condensed Financial Statements
                                  Page 4 of 19

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

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

     The consolidated condensed balance sheet as of September 1, 2001, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended September 1, 2001, and August 26, 2000, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2000 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended September 1, 2001 are not necessarily indicative of the operating results for the full year.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)  Continued

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

     During 2000, the Company entered into interest rate agreements to manage its interest exposure related to the multicurrency credit revolver. The agreement in place at September 1, 2001 provides for the Company to pay a 7.34% fixed interest rate on a notional amount of $60,000 that is effective until September 11, 2002. Under the agreement the Company will receive interest at floating rates based on LIBOR.

     The adoption of SFAS 133 resulted in a cumulative effect of an accounting change to accumulated other comprehensive earnings of a negative $769 ($1,183 pretax) and the recognition of a long-term liability. The Company's derivative instrument is designated as a cashflow hedge and determined to be effective. Therefore, there was no adjustment to net earnings. Approximately $707 (or $1,088 pretax) of the net derivative loss included in other comprehensive earnings as of December 1, 2000, will be reclassified into earnings during the twelve months ended November 30, 2001. At September 1, 2001, the fair value of the agreement was a negative $2,791 and is included in other noncurrent liabilities. The net loss included in other comprehensive earnings for the nine months ended September 1, 2001 was $1,045 (or $1,608 pretax). Derivative gains and losses will be reclassified into earnings as payments are made on its variable rate interest debt. Approximately $367 was reclassified into earnings during the nine months ended September 1, 2001. The Company estimates that $1,470 (or $2,261 pretax) of net derivative losses included in other comprehensive income at September 1, 2001 will be reclassified into earnings within the next twelve months.

4.   BUSINESS COMBINATIONS

     On June 4, 2001, the Company acquired several filtration management companies for approximately $33,368 in cash including acquisition expenses. The purchase price was paid in cash with available funds and proceeds from long-term borrowings from a revolving credit facility. As a result of the acquisition, the companies were combined into one company, Total Filtration Services, Inc. (TFS) and became a subsidiary of the Company. The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill and amortized. The initial purchase price was based on the net assets of the businesses acquired as shown on a June 4, 2001 balance sheet and is subject to a final adjustment based on the net assets of the businesses. A preliminary allocation of the initial

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)  Continued

4.   BUSINESS COMBINATIONS (Continued)

     purchase price has been made to major categories of assets and liabilities. The allocation will be completed when the Company receives a closing balance sheet in accordance with the purchase agreement from the seller, obtains a final appraisal of the assets acquired (which includes completing an assessment of the liabilities assumed), and finalizes the estimates associated with other costs of the acquisitions. The results are included in the Company's consolidated results of operations from the date of acquisition. In the most recent twelve-month period, sales of the acquired companies totaled approximately $63,000.

     In the first and second quarter of 2000, the Company purchased two air filtration distributors and one liquid process filtration manufacturer accounted for under the purchase method. Two of the acquisitions were paid for in cash. The purchase price of the other was paid in cash and stock. The final allocation of the purchase price to the assets and liabilities acquired resulted in an increase to goodwill of $615 in the second quarter of 2001. These acquisitions did not have a significant impact on the results of the Company.

     On September 10, 1999, the Company acquired three industrial filtration businesses, Purolator Air Filtration, Facet International, and Purolator Facet, Inc. The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. During the fourth quarter of fiscal year 2000, the Company finalized the purchase price according to the terms of the purchase agreement and completed the estimates of liabilities assumed, including those associated with exit and other costs of the acquisition. The finalized allocation to major categories of assets and liabilities resulted in a reduction to goodwill of $34. As part of the final allocation of purchase price, the Company accrued an additional $800 for severance and exit costs during 2000, resulting in a total accrual of $1,085 of which $1,012 was paid out as of September 1, 2001. The remaining accrual for severance and exit costs is expected to be settled by the end of 2001. The operating results are included in the Company's consolidated results of operations from September 1, 1999, the effective date of the acquisitions.

5.   LONG-TERM DEBT

     On May 1, 2001, the Company, in cooperation with the Campbellsville-Taylor County Industrial Development Authority, issued $8,000 of Industrial Revenue Bonds. The bonds are due May 1, 2031, with a variable rate of interest that is reset weekly. In conjunction with the issuance of the Industrial Revenue Bonds, the Company holds in trust certain restricted investments committed for the acquisition of plant equipment. At September 1, 2001, the restricted asset balance was $2,859 and is included in other noncurrent assets.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)  Continued

6.   IMPAIRMENT LOSS

     During the first quarter of 2001, the Company recognized an impairment loss in its Packaging segment of $2,422 related to certain plant assets used exclusively in the manufacture of plastic closures for a customer who terminated a manufacturing contract. The loss is included in the cost of sales and was calculated under the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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


                                                  Quarter Ended              Nine Months Ended
                                           --------------------------  ------------------------------
                                           September 1,    August 26,   September 1,   August 26,
                                              2001            2000          2001          2000
                                           ------------   -----------  -------------  ---------------


Net Earnings (numerator)                   $    10,257   $    10,078   $    28,997   $    27,231

Basic EPS:
   Weighted average number of common
   shares outstanding (denominator)         24,594,053    24,298,993    24,507,888    24,242,592


      Basic per share amount               $       .42   $      0.41   $      1.18   $      1.12
                                           ===========   ===========   ===========   ===========

Diluted EPS:
   Weighted average number of common
      shares outstanding                    24,594,053    24,298,993    24,507,888    24,242,592
   Dilutive effect of stock options            524,388       318,973       335,822       234,781
                                           -----------   -----------   -----------   -----------
      Diluted weighted average number of
        common shares outstanding
        (denominator)                       25,118,441    24,617,966    24,843,710    24,477,373

      Diluted per share amount             $       .41   $      0.41   $      1.17   $      1.11
                                           ===========   ===========   ===========   ===========






     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)  Continued

7.  EARNINGS PER SHARE (Continued)


                                                           Quarter Ended                    Nine Months Ended
                                                  --------------------------------   ---------------------------------
                                                   September 1,      August 26,       September 1,      August 26,
                                                       2001             2000              2001             2000
                                                  ---------------  ---------------   ---------------  ----------------


          Options                                       -              477,016           51,751         746,666
          Weighted Average Exercise Price               -             $  19.79          $ 25.09        $  19.34


     For the nine months ended September 1, 2001, exercises of stock options added $3,199 to capital in excess of par value.

8.   COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:


                                                                Quarter Ended                  Nine Months Ended
                                                        -------------------------------  -----------------------------
                                                         September 1,     August 26,     September 1,     August 26,
                                                             2001            2000           2001            2000
                                                        --------------- ---------------  ------------   --------------


     Net earnings                                         $ 10,257        $ 10,078       $   28,997      $ 27,231
     Other comprehensive earnings, net of tax:
         Cashflow hedges:
            Cumulative effect of accounting change               -               -             (769)            -
            Net loss on derivative instruments                (115)              -           (1,045)            -
         Foreign currency translation adjustments              854            (244)             458        (2,053)
                                                        --------------- --------------- --------------  ---------------

     Total comprehensive earnings                         $ 10,996        $  9,834       $   27,641      $ 25,178
                                                        =============== =============== ==============  ==============


9.   SEGMENT DATA

     The Company operates in three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the quarter and nine-month periods ended September 1, 2001 and August 26, 2000, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.


                                                           Quarter Ended                      Nine Months Ended
                                                 ----------------------------------     -------------------------------
                                                    September 1,       August 26,        September 1,       August 26,
                                                        2001             2000               2001             2000
                                                   ---------------  ---------------     --------------   --------------

     Net sales:
          Engine/Mobile Filtration                    $ 64,421         $ 65,153          $ 187,538        $ 190,366
          Industrial/Environmental Filtration           94,214           78,137            252,315          231,952
          Packaging                                     17,010           17,540             51,494           51,414
                                                   ---------------  ---------------     --------------   --------------
                                                     $ 175,645        $ 160,830          $ 491,347        $ 473,732
                                                   ===============  ===============     ==============   ==============

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)  Continued

9.  SEGMENT DATA (Continued)


                                                           Quarter Ended                      Nine Months Ended
                                                 ----------------------------------     -------------------------------
                                                    September 1,       August 26,        September 1,       August 26,
                                                        2001             2000               2001             2000
                                                   ---------------  ---------------     --------------   --------------

     Operating profit:
          Engine/Mobile Filtration                       $ 12,610         $ 12,291           $ 36,440         $ 34,756
          Industrial/Environmental Filtration               4,974            4,867             10,802           11,605
          Packaging                                           945            1,796              6,026            5,253
                                                   ---------------  ---------------     --------------   --------------
                                                           18,529           18,954             53,268           51,614
     Other expense                                         (2,389)          (3,085)            (7,708)          (8,802)
                                                   ----------------   --------------     ---------------  ---------------
     Earnings before income taxes and
           minority earnings                             $ 16,140         $ 15,869           $ 45,560         $ 42,812
                                                   ===============  ===============     ==============   ==============



                                                      Nine Months Ended
                                               ---------------------------------
                                                  September 1,       August 26,
                                                      2001              2000
                                               ----------------  ---------------
     Identifiable assets:
          Engine/Mobile Filtration                 $ 138,352        $ 144,716
          Industrial/Environmental Filtration        308,784          259,243
          Packaging                                   43,594           41,094
          Corporate                                   49,984           48,998
                                               ----------------  ---------------
                                                   $ 540,714        $ 494,051
                                               ================  ===============

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CLARCOR reported increased sales, operating profit, net earnings and earnings per share for the first nine months of 2001 compared to the same period in 2000. Included in the first quarter of 2001 was a contract cancellation payment received from a customer of the Company's Packaging segment which increased the 2001 nine months operating profit approximately $2,300,000 and diluted earnings per share by $0.06 compared to last year's nine-month results. At the beginning of the third quarter of 2001, the Company acquired Total Filtration Services, Inc. (TFS) for approximately $33,368,000, subject to final adjustments per the agreement. This acquisition increased sales and operating profit approximately $15,000,000 and $700,000, respectively, and added $0.01 to diluted earnings per share for the third quarter and nine months of 2001. Excluding the impact of these items, sales and operating profit were lower for the nine months primarily due to reduced customer orders caused by a slowdown in the U.S. economy compared to fiscal 2000.

RESULTS OF OPERATIONS: THIRD QUARTER OF 2001 COMPARED WITH THIRD QUARTER
OF 2000.

Net sales of $175,645,000 increased 9.2% from $160,830,000 reported for the third quarter of 2000. The increase over last year's third quarter resulted primarily from the TFS acquisition at the beginning of the 2001 quarter. The Engine/Mobile Filtration segment reported reduced sales of 1.1% to $64,421,000 from $65,153,000 in 2000. The decline in sales reflects the overall slowdown in the U.S. and world economy. The Company's Industrial/Environmental Filtration segment recorded a 20.6% overall increase in sales to $94,214,000 for the 2001 third quarter. This sales increase resulted primarily from the TFS acquisition and additional sales from new product introductions and increased distribution coverage. However, partially offsetting these increases were reduced sales due to the slowdown in the U.S. economy and in particular, sales of filtration equipment and systems. The Packaging segment reported a decrease in sales of 3.0% for the 2001 quarter, primarily as a result of the contract cancellation by a customer in the first quarter of 2001. Excluding the impact of the canceled contract, sales increased approximately 8% compared to the prior year quarter, primarily due to additional sales of metal and plastic packaging products.

Operating profit for the third quarter 2001 was $18,529,000 compared to $18,954,000 in 2000, a decrease of 2.2%. The reduction in operating profit was principally due to ongoing plant and equipment start-up costs in the Industrial/Environmental and Packaging segments and the reduced profit resulting from the Packaging customer contract cancellation. These reductions to operating profit more than offset the additional profit from TFS for the 2001 quarter. Gross margin was 28.6% in the 2001 quarter compared to 29.7% in 2000 and reflected principally the ongoing plant and equipment start-up costs in 2001. Selling and administrative expenses increased in the 2001 quarter primarily due to adding TFS. Excluding the impact from the TFS acquisition, discretionary cost controls and reduced employee-related costs implemented earlier in 2001 resulted in lower selling and administrative expenses compared to the 2000 quarter. Although the operating profit margin for TFS is lower than the overall margin for CLARCOR, beginning in fiscal 2002 it is expected that TFS' margin will improve as revenues increase and operational changes are made.

The Engine/Mobile Filtration segment recorded operating profit of $12,610,000, a 2.6% increase over the third quarter of 2000. Productivity and cost containment programs drove the increase in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
profit and operating margin improved to 19.6% compared to 18.9% in the 2000 quarter. The segment's discretionary cost reductions also offset increases in energy, material and health care costs. The Industrial/Environmental Filtration segment reported a $107,000 increase in operating profit in the third quarter of 2001 to $4,974,000 from $4,867,000 recorded in 2000. This increase was primarily due to the profit from TFS which was acquired at the beginning of the 2001 quarter and offset plant start-up costs. In addition, operating profit was also affected by reduced sales of filtration equipment and systems and the corresponding reduction in capacity utilization. The Packaging segment's decrease in operating profit to $945,000 from $1,796,000 recorded in the 2000 quarter resulted primarily from reduced sales due to the February 2001 customer contract cancellation, start-up costs related to new lithography equipment, and higher energy and pension costs. The Packaging segment's operating profit will also be reduced in fourth quarter of 2001 compared to the same quarter in 2000 as a result of the loss of sales for this customer. If not canceled, the contract for plastic closures would have continued for two additional years. The early termination payment that was received in February 2001 was approximately equal to the operating profit that would have been earned over the remaining contract period.

Net other expense for the quarter of $2,389,000 was lower than $3,085,000 recorded in the 2000 quarter. During the 2001 quarter, favorable cash flow was used to reduce borrowings and combined with lower interest rates resulted in reduced interest expense. Interest income increased due to higher cash balances during the 2001 quarter.

Earnings before income taxes and minority interests for the third quarter of 2001 were $16,140,000, an increase of 1.7% from $15,869,000 in the comparable quarter last year. The provision for income taxes in 2001 was $5,868,000, an effective rate of 36.4% which was the same rate recorded in the 2000 quarter.

Net earnings in the third quarter of the current year were $10,257,000, or $0.41 per share on a diluted basis. The 2000 net earnings for the quarter of $10,078,000 also resulted in diluted earnings per share of $0.41. Diluted average shares outstanding were 25,118,441 for the third quarter of 2001, an increase of 2.0% from the average of 24,617,966 for the 2000 quarter.

NINE MONTHS 2001 COMPARED TO NINE MONTHS OF 2000.

Net sales for the nine-month 2001 period totaled $491,347,000 compared to $473,732,000 for the prior year period. The Engine/Mobile Filtration segment's sales decrease of 1.5% to $187,538,000 resulted primarily from reduced light-duty filtration product sales earlier in fiscal 2001. The segment's sales were lower than expected for the nine-month 2001 period due to the slowdown in the U.S. economy and a reduction in inventory levels and product demand by our customers. The Industrial/Environmental Filtration segment reported an 8.8% increase in sales, or approximately 2.3% excluding the TFS acquisition, for the nine-month period. The sales increase resulted primarily from new products introduced late in fiscal 2000 and increased distribution coverage for environmental air filters. This increase in sales was partially offset by lower sales of filtration equipment and systems in the 2001 period. The Packaging segment's sales of $51,494,000 were approximately even with the prior year. The 2001 sales included the contract cancellation payment received in the first quarter of 2001 offset by reduced sales of plastic closures and license fees for that customer.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating profit for the 2001 nine-month period of $53,268,000 exceeded the 2000 period by 3.2%. Included in the nine-month results was a contract cancellation payment received in the first quarter of 2001. Excluding the operating profit related to this customer from the 2001 and 2000 nine-month periods and also the operating profit from TFS, operating profit declined by approximately 3% compared to the prior year. Reduced discretionary spending and selling and administrative expenses offset reduced capacity utilization and increased start-up costs. The operating margin was 10.8% compared to 10.9% in the 2000 nine-month period.

The Engine/Mobile Filtration segment reported an increase in operating profit of 4.8% from the 2001 nine-month period. This increase resulted from reduced discretionary spending and productivity improvements that offset reduced capacity utilization and increases in energy, material and health care costs. The Industrial/Environmental Filtration segment reported reduced operating profit of 6.9% to $10,802,000. Excluding TFS, operating profit was reduced by approximately 13% from the prior year. The reduction in operating profit for the segment resulted primarily from reduced sales of filtration equipment and systems and start-up costs associated with two new manufacturing facilities. The start-up costs associated with these new facilities were reduced during the third quarter of 2001 as production efficiencies improved and capacity utilization improved. The Packaging segment reported an increase in profit to $6,026,000 for the nine-month 2001 period from $5,253,000 in 2000. This increase resulted from the contract cancellation payment received in first quarter 2001 offset by reduced capacity utilization and start-up costs related to the installation of new lithography equipment. Although increased sales for metal packaging products occurred in the 2001 third quarter, start-up costs more than offset the benefit from the additional sales produced on the new automated equipment.

Net other expense of $7,708,000 in the 2001 nine-month period was lower than the $8,802,000 recorded in the prior year period. The reduction was principally due to reduced interest expense, increased interest income and reduced currency exchange losses resulting from changes in European currency rates.

Earnings before income taxes and minority interests totaled $45,560,000 for the 2001 nine-month period compared to $42,812,000 in 2000, an increase of 6.4%. The effective tax rate for both of the nine-month periods was 36.3%. The Company expects the overall effective tax rate for fiscal 2001 will be approximately 36.3%.

Net earnings totaled $28,997,000, or $1.17 diluted earnings per share, for the nine-month 2001 period. Net earnings totaled $27,231,000, or $1.11 diluted earnings per share, for the 2000 nine-month period. Nine-month 2001 diluted earnings per share increased approximately $0.01 from the third quarter 2001 TFS acquisition and $0.06 per share as a result of the Packaging segment's customer contract cancellation. Excluding TFS and the impact of the contract cancellation for both 2001 and 2000, diluted earnings per share were lower in 2001 by approximately $0.01, primarily as a result of lower sales levels and the new facility and equipment start-up costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $41,789,000 for the 2001 nine-month period, an increase of $6,717,000 from the prior year. Net increases in assets and liabilities of $6,299,000 for

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
the nine months of 2001 compared to $9,193,000 recorded in 2000. Cash flows used in investing activities in 2001 of $48,032,000 included $33,498,000 used principally for the TFS acquisition and $15,240,000 for additions to plant assets. In the first nine months of 2000, cash flows for investing activities totaled $31,775,000 and included $13,204,000 used for acquisitions. The Company also issued 160,704 common shares related to one of the acquisitions. Additions to plant assets totaled $18,364,000 in the 2000 quarter. Cash flows from financing activities of $5,812,000 in 2001 included net additional borrowings on a line of credit of $9,000,000, $8,000,000 received from the issuance of industrial revenue bonds related to a new facility in Kentucky, $5,145,000 for payments on long-term debt, and dividend payments of $8,611,000. Cash flows from financing activities of $8,949,000 in the 2000 nine-month period included net additional borrowings on a line of credit of $5,000,000 primarily for acquisitions, repayments on long-term debt of $6,756,000 and dividend payments of $8,349,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's long-term debt. At the beginning of the 2001 third quarter, the Company completed the acquisition of Total Filtration Services (TFS) for approximately $33,368,000. Cash balances and additional borrowing against the Company's outstanding credit line were used to fund the acquisition. At the end of the 2001 third quarter, the outstanding balance on the credit facility was $125,000,000. Principal payments on long-term debt will be approximately $5,500,000 in fiscal 2001; however, no payments are required in fiscal 2001 on the multicurrency revolving credit facility. The Company is in compliance with covenants related to the facility. The Company expects to continue to use free cash flow to further reduce current debt levels. Operating profit before depreciation, asset impairment and amortization, increased to $72,620,000 compared to $68,509,000 in 2000. Capital expenditures in fiscal year 2001 are expected to be approximately $21,000,000 compared to the total of $29,005,000 in 2000. The 2001 expenditures will be used to increase production capacity, reduce manufacturing costs, integrate and improve businesses previously acquired, and develop new products.

The Company's financial position at the end of the third quarter 2001 included the investment in TFS. Cash and short-term investments totaled $10,425,000 at the end of the quarter, a slight reduction from $10,864,000 at year-end 2000. At the end of the 2001 third quarter compared to year-end 2000, accounts receivable increased by $9,794,000 and inventory increased $4,863,000 due to TFS. Excluding the acquisition amounts for TFS, accounts receivable and inventory decreased from the year-end 2000 amounts approximately $940,000 and $4,475,000, respectively. The current ratio at the end of the 2001 third quarter was 2.6 compared to 2.4 at the end of fiscal 2000. Including the additional borrowings for the TFS acquisition and industrial revenue bonds issued in the 2001 second quarter, the ratio of long-term debt to total capitalization at the end of the third quarter was 36.6% compared to the year-end level of 36.9%. At September 1, 2001, CLARCOR had 24,619,116 shares of common stock outstanding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements," relating to revenue recognition under generally accepted accounting principles in financial statements. The Company expects to continue to review the guidance provided in SAB 101 during fiscal 2001 as compliance with SAB 101 is required by the end of fiscal 2001 for the Company. Based on the assessment to date of current practices, management does not expect this review to result in any material effect on the Company's revenue recognition practices.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill and intangible assets will be tested for impairment in accordance with the provisions of SFAS 142. Although the Company is not required to adopt the provisions of SFAS 142 until fiscal 2003, management expects to adopt SFAS 142 in the first quarter of fiscal 2002 ending March 2, 2002. The Company has not completed an assessment of the impact of these statements including the impairment test of goodwill; however, adoption of SFAS 142 will result in a reduction of amortization expense.

Outlook

The Company believes the reduced order rate for filtration products that occurred in the first nine months of 2001 resulted primarily from customer concerns related to a downturn in the U.S. economy. This particularly affected sales of filtration equipment and systems, which are not expected to return to prior year sales levels before the end of 2001. The order rate from aftermarket distributors, which is the Company's largest distribution channel for filtration products, was also reduced during the period. However, the Company anticipates that although some aftermarket distributors have delayed orders and reduced their inventory during the first nine months of fiscal 2001, ongoing filter maintenance and replacement requirements for vehicles, equipment and buildings will lead to reasonably consistent annual sales of aftermarket filtration products. Overall demand for engine filters is expected to continue at roughly the current pace for the remainder of

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
fiscal 2001 and demand for air quality products remains good in each of the end-use markets serviced: retail, commercial, contractor and industrial. Continued emphasis on cost reductions within each business unit is expected to offset cost increases for pensions, health care, energy and for certain raw materials. Labor availability has improved in several locations that will also help to reduce costs compared to 2000.

Customer interest in the Company's Total Filtration Program, which was initiated in fiscal 2000, continues to grow and additional sales are anticipated from new customers and increased sales to current customers. The Company's third quarter 2001 acquisition of Total Filtration Services (TFS) has already enhanced the ability of CLARCOR to meet the filtration management requirements of its customers. Even in the current economic environment, the Total Filtration Program has continued to grow as customers respond enthusiastically to the simplification CLARCOR provides to the management of their filtration needs. The acquisition of TFS and other planned investments, particularly for sales and sales support, logistics and computer systems, in the Total Filtration Program are expected to accelerate sales growth in the future. The interaction between TFS and the other CLARCOR companies is also expected to provide incremental profits beyond what the companies could achieve on their own.

The Packaging segment will continue with its transition to a business model focused on growth in its core strength of flat sheet metal lithography. This repositioning resulted in improved sales beginning in the third quarter of 2001 and is expected to improve operating profit when the start-up of new lithography equipment is completed. Recently, however, customers have begun to reduce or delay shipments and sales levels will be lower in the fourth quarter than previously expected.

If the slowdown in the U.S. economy continues, it will affect the Company's businesses for the remainder of the fiscal year. In addition, it is impossible to predict the impact on the Company's sales and operating profit as a result of the terrorist attacks on the United States on September 11, 2001. Being primarily a manufacturer of consumable, disposable filters used in aftermarket applications normally provides stability to sales and profits, but it does not make the Company immune to fluctuations in the economy overall. The results from TFS will be included for the third and fourth quarters of the 2001 fiscal year and this acquisition is expected to be accretive to earnings per share beginning in fiscal 2001, earlier than expected.

CLARCOR expects to continue to produce a strong, stable cash flow. Capital expenditures for fiscal 2002 are expected to be approximately $22,000,000 to $26,000,000. The Company continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company's products are sold; the timing and acceptance of new products and product enhancements by the Company or its competitors; the success of the Company's Total Filtration Program; changes in pricing, labor availability and related costs, product life cycles, raw material

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
costs, energy costs, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the fluctuation in interest rates, primarily LIBOR, which affect the cost of borrowing under the revolving credit facility; the fluctuation in foreign and U.S. currency exchange rates; extraordinary events, such as litigation, acquisitions or divestitures including related charges; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items it is possible that in some future quarters the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of CLARCOR common stock could be materially adversely affected.

Part II - Other Information


Item 6b - The Company did not file a Form 8-K during the quarter ended September 1, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CLARCOR INC.
                                  (Registrant)



   September 20, 2001                   By  /s/ Bruce A. Klein
----------------------------                ------------------------------------
        (Date)                          Bruce A. Klein, Vice President - Finance
                                               and Chief Financial Officer