Form 10-K405
period 2001-12-01
CLARCOR INC
filed 2002-02-15
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                           (MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 1, 2001
                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ____________________
COMMISSION FILE NUMBER 1-11024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value (based on the closing price of registrant's Common Stock on February 1, 2002 as reported on the New York Stock Exchange Composite Transactions) of the voting stock held by non-affiliates of the registrant as at January 15, 2002 is $673,665,916.

The number of outstanding shares of Common Stock as of January 15, 2002 is 24,645,975 shares.

Certain portions of the registrant's 2001 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 15, 2002 for the Annual Meeting of Shareholders to be held on March 19, 2002 are incorporated by reference in Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     (a) General Development of Business

     CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

     The Company's fiscal year ends on the Saturday closest to November 30. For fiscal year 2001 the year ended on December 1, 2001 and included 52 weeks. For fiscal year 2000 the year ended on December 2, 2000 and included 53 weeks. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

     (i) Certain Significant Developments.

     On June 4, 2001 the Company acquired several filtration management companies for approximately $33,258,000 in cash. After the acquisition the acquired companies were combined into one company, Total Filtration Services, Inc. ("TFS"). TFS is included in the Industrial/Environmental Filtration segment of the Company's business.

     At the time of the acquisition, the acquired companies were engaged in the business of supplying filtration products and equipment and filter maintenance services to large manufacturing facilities including major automobile manufacturing and assembly plants operated in the United States, Canada and Mexico. The acquisition resulted in an increase of approximately $28,000,000 in the Company's revenues for fiscal 2001.

     In addition to the continuation of its existing business, TFS has been made primarily responsible for the operation and development of the Company's "Total Filtration Program." Under the Program, the Company will offer customers the ability to purchase from the Company the filters needed by that customer for its facilities and its manufacturing, transportation and construction equipment. Customers that now purchase a broad range of filter products and services from multiple suppliers will be able, by taking advantage of the Program, to purchase all of their filter requirements through TFS, thereby reducing administrative burdens and uncertainty about filter pricing, availability, delivery, performance and longevity. The Company is confident that it will be able to serve its customers' total filtration needs because it believes that it now manufactures and supplies the broadest range of filtration products in the industry. While the Program is in an early stage, several total filtration management contracts were completed late in 2001 and negotiations continue on others. The Company expects that the impact of these contracts will grow over the next several years as these customers' facilities are converted to the Program. In the future, the Total Filtration Program will serve as an added distribution channel for all of the Company's filtration products.

     (ii) Summary of Business Operations.

     During 2001, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.

     Engine/Mobile Filtration. Engine/Mobile Filtration includes filters for oil, air, fuel, coolants and hydraulic fluids for trucks, automobiles, construction, mining and industrial equipment, locomotives, marine and agricultural equipment.

     Industrial/Environmental Filtration. Industrial/Environmental Filtration products are used primarily for commercial, residential and industrial applications. The segment's industrial and environmental products include air and antimicrobial treated filters and high efficiency electronic air cleaners for commercial buildings, factories, residential buildings, paint spray booths, gas turbine systems, medical facilities, motor vehicle cabins, clean rooms, compressors and dust collector systems. The segment's process filtration products include specialty filters, industrial process liquid filters, filters for pharmaceutical processes, filtration systems for aircraft refueling, anti-pollution and water recycling, bilge separators and sand control filters for oil and gas drilling.

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

     (b) Financial Information About Industry Segments

     Business segment information for the fiscal years 1999 through 2001 is included on pages 23 and 24 of the Company's 2001 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of Exhibit 13(a)(vi) to this 2001 Annual Report on Form 10-K ("2001 Form 10-K").

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

INDUSTRIAL/ENVIRONMENTAL FILTRATION

     The Company's industrial/environmental filtration products business is conducted by the following wholly-owned subsidiaries: Airguard Industries, Inc. ("Airguard"); Airklean Engineering Pte. Ltd.; Airguard Asia Sdn. Bhd.; Facet USA, Inc. and related Facet companies in Italy, Spain, the United Kingdom and other European locations ("Facet"); Filter Products, Inc.; Purolator Facet, Inc. ("PFI"); Purolator Products Air Filtration Company ("Purolator"); Total Filtration Services, Inc. ("TFS"); United Air Specialists, Inc.; and United Air Specialists (U.K.) Ltd. The segment's products are sold throughout the world.

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

     TFS does not manufacture filtration products or equipment. It is engaged in the business of supplying a full range of filtration products and equipment acquired from the Company's subsidiaries and non-affiliated manufacturers to manufacturers as well as providing filter maintenance and cleaning services for the customer's filtration equipment. In addition, TFS is promoting and developing the Company's Total Filtration Program. See Item 1.(a) (i) above for a description of that Program.

PACKAGING

     The Company's consumer and industrial packaging products business is conducted by a wholly-owned subsidiary, J. L. Clark, Inc. ("J. L. Clark").

     J.L. Clark manufactures a wide variety of different types and sizes of containers and packaging specialties. Metal, plastic and combination metal/plastic containers and closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (tea, spices, cookies, potato chips, pretzels, candy and other confections); beverages and juices; cosmetics and toiletries; drugs and pharmaceuticals; and chemical specialties (hand cleaners, soaps and special cleaning compounds). Other packaging products include shells for dry batteries, film canisters, candles, spools for insulated and fine wire, and custom decorated flat steel sheets.

     Containers and packaging specialties are manufactured only upon orders received from customers, and individualized containers and packaging specialties are designed and manufactured, usually with distinctive decoration, to meet each customer's marketing and packaging requirements and specifications.

DISTRIBUTION

     Engine/Mobile Filtration and Industrial/Environmental Filtration products are sold primarily through a combination of independent distributors, dealers for original equipment manufacturers and directly to end-use customers such as truck and equipment fleet users.

     The engine/mobile segment also distributes filtration products worldwide through each of its subsidiaries. Baldwin Filters N.V. and Baldwin Filters Limited primarily serve the European markets. Baldwin Filters (Aust.) Pty. Ltd., markets heavy duty liquid and air filters in Australia and New Zealand. FIBAMEX manufactures filters in Mexico with distribution in Mexico and Central and South America. Through the Company's investment in Baldwin-Weifang Filters Ltd., heavy duty filters and electrostatic air pollution control systems are manufactured in China for distribution in China. Additionally, through Baldwin-Unifil S.A., air filtration products are manufactured in South Africa with distribution throughout Africa, Great Britain, Europe and the Middle East.

     The industrial/environmental segment also distributes and services filtration products and equipment through company-owned branches and subsidiaries located throughout the United States, Europe, Singapore, Malaysia and China.

     The Total Filtration Program is expected to become a significant distribution channel for all of the filtration products and equipment manufactured by the Company's subsidiaries.

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

RAW MATERIAL

     Steel, filter media, cartons, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, gaskets, roll paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 2001.

PATENTS, TRADEMARKS AND TRADENAMES

     Certain features of some of the Company's products are covered by domestic and, in some cases, foreign patents or patent applications. While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection. The Company believes, however, that its trademarks and tradenames used in connection with certain products are significant to its business.

CUSTOMERS

     The largest 10 customers of the Engine/Mobile Filtration segment accounted for 21.1% of the $250,960,000 of fiscal year 2001 sales of such segment.

     The largest 10 customers of the Industrial/Environmental Filtration segment accounted for 19.8% of the $346,394,000 of fiscal year 2001 sales of such segment.

     The largest 10 customers of the Packaging segment accounted for 71.0% of the $69,610,000 of fiscal year 2001 sales of such segment.

     No single customer accounted for 10% or more of the Company's consolidated 2001 sales.

BACKLOG

     At November 30, 2001, the Company had a backlog of firm orders for products amounting to approximately $65,500,000. The backlog figure for 2000 was approximately $74,300,000. Substantially all of the orders on hand at November 30, 2001 are expected to be filled during fiscal 2002.

COMPETITION

     The Company encounters strong competition in the sale of all of its products. The Company competes in a number of filtration markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data. However, in the replacement market for heavy duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five measured by annual sales. In addition, the Company believes that it is a leading manufacturer of liquid and air filters for diesel locomotives. The Company believes that for industrial and environmental filtration products, it is among the top five competitors measured by annual sales.

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

     In fiscal 2001, the Company employed 75 professional employees on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $5,365,000 on such activities as compared with $6,942,000 for 2000 and $5,562,000 for 1999.

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

     Environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each PRP for the cleanup. It is the opinion of management that additional liabilities, if any, resulting from these matters are not expected to have a material adverse effect on the Company's financial condition or consolidated results of operations.

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

EMPLOYEES

     As of November 30, 2001, the Company had approximately 4,545 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information relating to export sales and the Company's operations in the United States and other countries is set forth on page 24 of the Annual Report and is incorporated herein by reference and filed as Exhibit 13(a)(vi) to this 2001 Form 10-K. The Company is not aware of any unusual risks attendant to the conduct of its operations in other countries.

ITEM 2. PROPERTIES.

     (i) Location

     An office building owned by the Company located in Rockford, Illinois houses the Corporate offices in 22,000 square feet of office space.

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

     Industrial/Environmental Filtration. The following is a description of the principal properties utilized by the Company in conducting its Industrial/Environmental Filtration business:

     Airguard has eight manufacturing and warehousing locations. It leases 318,000 square feet in New Albany, Indiana, 84,000 square feet in Corona, California, 44,500 square feet in Dallas, Texas and 83,000 square feet in Rockford, Illinois and a smaller facility in North Carolina. The Company owns the following three facilities. The Airguard High Efficiency Filter plant, located in Jeffersontown, Kentucky on a 7.5 acre tract of land, contains 100,000 square feet of manufacturing and office facilities. During December, 2000 Airguard began production of air filtration products in a 290,000 square foot manufacturing facility in Campbellsville, Kentucky. Airguard's ATI manufacturing and office facility in Ottawa, Kansas, contains 31,000 square feet.

     Airguard administrative and sales offices and distribution facilities are located in leased facilities in Louisville, Kentucky; Cincinnati, Ohio; Toledo, Ohio; Nashville, Tennessee; Atlanta, Georgia; Columbus, Ohio; Birmingham, Alabama; Portland, Oregon; Commerce City, Colorado; Kansas City, Missouri; Dallas, Texas; Corona, California and New Albany, Indiana. Airguard leases facilities in Malaysia and Singapore.

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

     Purolator owns a 228,500 square-foot manufacturing and office facility in Henderson, North Carolina on a site of approximately 25 acres. Purolator also owns a 42,500 square foot manufacturing and office facility in Kenly, North Carolina. Purolator leases sales, manufacturing and distribution facilities in Fresno, California; Hayward, California; Sacramento, California; Davenport, Iowa; Wichita, Kansas; Metuchen, New Jersey; Henderson, North Carolina; Sparks, Nevada; Fairfax, Virginia and Auburn, Washington.

     Purolator Facet, Inc. ("PFI") owns a manufacturing and distribution facility in Greensboro, North Carolina. This facility contains approximately 88,000 square feet on a 21 acre site. PFI also leases facilities in Greensboro, North Carolina; Hebron, Connecticut and Middletown, Rhode Island.

     TFS leases 85,000 square feet of headquarters space in Rochester Hills, Michigan. In addition, it leases office or warehouse space in Cincinnati, Ohio; Toledo, Ohio; Fort Wayne, Indiana; Indianapolis, Indiana; Tonwanda, New York; Saginaw, Michigan; and several locations in Mexico and Canada. It also owns an office and warehouse facility consisting of a total of 33,000 square feet in Goodlettsville, Tennessee.

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

     J. L. Clark also leases a manufacturing facility in Lathrop, California.

     The various properties owned by the Company are considered by it to be in good repair and well maintained. Plant asset additions in 2002 are estimated at $21,000,000 to $23,000,000 for land, buildings, equipment and machinery and cost reduction projects.

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

     Packaging. The Company's metal and combination metal and plastic packaging products are produced at J. L. Clark plants located in Rockford, Illinois, Lancaster, Pennsylvania, and Lathrop, California. The Rockford and Lancaster plants are completely integrated facilities which include creative and mechanical art departments and photographic facilities for color separation, preparation of multiple-design negatives and lithographing plates. Metal sheets are decorated on coating machines and lithographing presses connected with conveyor ovens. Decorated sheets are then cut to working sizes on shearing equipment, following which fabrication is completed by punch presses, can-forming and can-closing equipment and other specialized machinery for supplementary operations.

     Plastic packaging capabilities include molding and labeling of irregular shaped plastic containers and customized plastic closures which have tamper-evidence as well as convenience features.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in legal actions arising in the normal course of business. Management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                 AGE AT     YEAR ELECTED
                            NAME                                11/30/01     TO OFFICE
                            ----                                --------    ------------
Norman E. Johnson...........................................       53           2000
  Chairman of the Board, President and Chief Executive
Officer. Mr. Johnson has been employed by the Company since
1990. He was elected President-Baldwin Filters, Inc. in
1990, Vice President-CLARCOR in 1992, Group Vice President-
Filtration Products Group in 1993, President and Chief
Operating Officer in 1995 and Chairman, President and Chief
Executive Officer in 2000. Mr. Johnson has been a Director
of the Company since June 1996.
William B. Walker...........................................       61           2000
  President, Environmental Filtration. Mr. Walker has been
employed by Airguard, a subsidiary of the Company since
1966. He was elected President of Airguard in 1994,
Executive Vice President-Industrial/Environmental Filtration
in 1999 and President, Environmental Filtration in 2000.
Bruce A. Klein..............................................       54           1995
  Vice President-Finance and Chief Financial Officer. Mr.
Klein was employed by the Company and elected Vice
President-Finance and Chief Financial Officer on January 3,
1995.
David J. Anderson...........................................       63           1999
  Vice President-Corporate Development. Mr. Anderson has
been employed by the Company since 1990. He was elected Vice
President Marketing & Business Development for the CLARCOR
Filtration Products subsidiary in 1991, Vice
President-Corporate Development in 1993, Vice
President-International/Corporate Development in 1994 and
Vice President-Corporate Development in 1999.
David J. Lindsay............................................       46           1995
  Vice President-Administration and Chief Administrative
Officer. Mr. Lindsay has been employed by the Company in
various administrative positions since 1987. He was elected
Vice President-Group Services in 1991, Vice
President-Administration in 1994 and Vice
President-Administration and Chief Administrative Officer in
1995.
Peter F. Nangle.............................................       40           1999
  Vice President-Information Services and Chief Information
Officer. Mr. Nangle has been employed by the Company since
1993. He was elected Vice President-Information Services in
1994, Vice President-Information Services and Operations
Analysis, Chief Information Officer in 1997 and Vice
President-Information Services and Chief Information Officer
in 1999.
Marcia S. Blaylock..........................................       45           2000
  Vice President, Controller. Ms. Blaylock has been an
employee of the Company since 1974. She was elected
Assistant Secretary in 1994, Corporate Secretary in 1995,
Vice President and Corporate Secretary in 1996, Vice
President, Controller and Corporate Secretary in 1997 and
Vice President, Controller in 2000.
David J. Boyd...............................................       61           2000
  Vice President, General Counsel and Corporate Secretary.
Mr. Boyd became an officer of the Company in May 2000. Prior to that date he served as a partner in the law firm of
Sidley Austin Brown & Wood since 1972.

     Mr. James M. Suchomel was President of the Company's Process Filtration Group until his death on October 24, 2001.

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

                                                                MARKET PRICE
                                                              -----------------
                       QUARTER ENDED                           HIGH       LOW     DIVIDENDS
                       -------------                           ----       ---     ---------
March 3, 2001...............................................  $25.375   $16.875    $.1175
June 2, 2001................................................   26.844    22.500     .1175
September 1, 2001...........................................   27.547    24.656     .1175
December 1, 2001............................................   27.594    21.906     .1200
                                                                                   ------
Total Dividends.............................................                       $.4725
                                                                                   ======

                                                                MARKET PRICE
                                                              -----------------
                       QUARTER ENDED                           HIGH       LOW     DIVIDENDS
                       -------------                           ----       ---     ---------
February 26, 2000...........................................  $19.500   $16.063    $.1150
May 27, 2000................................................   19.750    17.000     .1150
August 26, 2000.............................................   21.375    17.375     .1150
December 2, 2000............................................   21.438    16.938     .1175
                                                                                   ------
Total Dividends.............................................                       $.4625
                                                                                   ======

     The approximate number of holders of record of the Company's Common Stock at January 15, 2002 is 1,500. In addition, the Company believes that there are approximately 6,000 beneficial owners whose shares are held in street names.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required hereunder is set forth on pages 26 and 27 of the Annual Report under the caption "11-Year Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(ix) to this 2001 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required hereunder is set forth on pages 7 through 11 of the Annual Report under the caption "Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(x) to this 2001 Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required hereunder is set forth on page 10 of the Annual Report under the caption "Financial Review -- Market Risk," is incorporated herein by reference and is filed as Exhibit 13(a)(x) to this 2001 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 12 through 25, inclusive, of the Annual Report, are incorporated herein by reference and are filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 2001 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required hereunder is set forth on pages 1 and 2 of the Company's Proxy Statement dated February 15, 2002 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 19, 2002 under the caption "Election of Directors -- Nominees for Election to the Board" and is incorporated herein by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

     The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended November 30, 2001:

     *Consolidated Balance Sheets at November 30, 2001 and 2000

     *Consolidated Statements of Earnings for the years ended November 30, 2001, 2000 and 1999

     *Consolidated Statements of Shareholders' Equity for the years ended November 30, 2001, 2000 and 1999

     *Consolidated Statements of Cash Flows for the years ended November 30, 2001, 2000 and 1999

     *Notes to Consolidated Financial Statements

     *Report of Independent Accountants

     *Management's Report on Responsibility for Financial Reporting
------------------------------
*Filed herewith as part of Exhibit 13(a) to this 2001 Form 10-K

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

     (b) None

     (c) Exhibits


 3.1         The registrant's Second Restated Certificate of
             Incorporation. Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

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

 10.4(a)(1)     Form of Amended and Restated Employment Agreement with each of David J. Anderson, Marcia S.
                Blaylock, David J. Boyd, Bruce A. Klein, David J. Lindsay, Norman E. Johnson, Peter F. Nangle, and
                William B. Walker. Incorporated by Reference to Exhibit 10.4(a)(1) to the Company's Annual Report
                on Form 10-K for the fiscal year ended December 2, 2000 (the "2000 10-K").

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

 10.4(c)        Employment Agreement with Norman E. Johnson dated July 1, 1997. Incorporated by reference to
                Exhibit 10.4(c) to the 1997 10-K.

 10.4(c)(1)     Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 17, 2000.
                Incorporated by Reference to Exhibit 10.4(c)(1) to the 2000 10-K.

 10.4(d)        Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the 1997
                10-K.

 10.4(e)        Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit
                10.4(e) to the 1997 10-K.

 10.5           The registrant's 1994 Incentive Plan (the "Plan") as amended through June 30, 2000. Incorporated by Reference to Exhibit 10.5 to the 2000 10-K.

 10.5(a)        Amendment to the Plan adopted December 18, 2000. Incorporated by Reference to Exhibit 10.5(a) to
                the 2000 10-K.

*13 (a)         The following items incorporated by reference herein from the Company's 2001 Annual Report to
                Shareholders ("2001 Annual Report"), are filed as Exhibits to this Annual Report Form 10-K:

       (i)       Business segment information for the fiscal years 1999
                 through 2001 set forth on pages 23 and 24 of the 2001
                 Annual Report (included in Exhibit 13(a)(vi) -- Note Q of Notes to Consolidated Financial Statements);
      (ii)       Consolidated Balance Sheets of the Company and its
                 Subsidiaries at November 30, 2001 and 2000 set forth on page 12 of the 2001 Annual Report;
     (iii) Consolidated Statements of Earnings of the Company and its Subsidiaries for the years ended November 30, 2001, 2000 and 1999 set forth on page 13 of the 2001 Annual
                 Report;
      (iv)       Consolidated Statements of Shareholders' Equity for the
                 Company and its Subsidiaries for the years ended
                 November 30, 2001, 2000 and 1999 set forth on page 14 of the 2001 Annual Report;
       (v) Consolidated Statements of Cash Flows of the Company and its Subsidiaries for the years ended November 30, 2001, 2000 and 1999 set forth on page 15 of the 2001
                 Annual Report;
      (vi) Notes to Consolidated Financial Statements set forth on pages 16 through 24 of the 2001 Annual Report;
     (vii) Report of Independent Accountants set forth on page 25 of the 2001 Annual Report;
    (viii)       Management's Report on Responsibility for Financial
                 Reporting set forth on page 25 of the 2001 Annual
                 Report;
      (ix)       Information under the caption "11-Year Financial
                 Review" set forth on pages 26 and 27 of the 2001 Annual
                 Report; and
       (x)       Management's Discussion and Analysis of Financial
                 Condition and Results of Operation set forth under the caption "Financial Review" on pages 7 through 11 of the 2001 Annual Report.


*21         Subsidiaries of the Registrant.

*23         Consent of Independent Accountants.

---------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2002                   CLARCOR Inc.
                                          (Registrant)

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

Date: February 15, 2002  By:               /s/ NORMAN E. JOHNSON
                              ------------------------------------------------
                                             Norman E. Johnson
                                     Chairman of the Board, President &
                                    Chief Executive Officer and Director

Date: February 15, 2002  By:                 /s/ BRUCE A. KLEIN
                              ------------------------------------------------
                                               Bruce A. Klein
                                        Vice President -- Finance &
                                          Chief Financial Officer

Date: February 15, 2002  By:               /s/ MARCIA S. BLAYLOCK
                              ------------------------------------------------
                                             Marcia S. Blaylock
                               Vice President, Controller & Chief Accounting
                                                  Officer

Date: February 15, 2002  By:
                              ------------------------------------------------
                                                J. Marc Adam
                                                  Director

Date: February 15, 2002  By:                /s/ MILTON R. BROWN
                              ------------------------------------------------
                                              Milton R. Brown
                                                  Director

Date: February 15, 2002  By:
                              ------------------------------------------------
                                           Robert J. Burgstahler
                                                  Director

Date: February 15, 2002  By:               /s/ LAWRENCE E. GLOYD
                              ------------------------------------------------
                                             Lawrence E. Gloyd
                                                  Director

Date: February 15, 2002  By:               /s/ ROBERT H. JENKINS
                              ------------------------------------------------
                                             Robert H. Jenkins
                                                  Director

Date: February 15, 2002  By:             /s/ PHILIP R. LOCHNER, JR.
                              ------------------------------------------------
                                           Philip R. Lochner, Jr.
                                                  Director

Date: February 15, 2002  By:                /s/ JAMES L. PACKARD
                              ------------------------------------------------
                                              James L. Packard
                                                  Director

Date: February 15, 2002  By:                /s/ KEITH E. WANDELL
                              ------------------------------------------------
                                              Keith E. Wandell
                                                  Director

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

Our audits of the consolidated financial statements referred to in our report dated January 8, 2002 appearing on page 25 in the 2001 Annual Report to Shareholders of CLARCOR Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K (page 13, index of exhibits). In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
January 8, 2002

                                  CLARCOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                  COLUMN A                      COLUMN B           COLUMN C             COLUMN D      COLUMN E
--------------------------------------------   ----------   -----------------------    ----------    ----------
                                                                   ADDITIONS
                                                            -----------------------
                                                               (1)          (2)
                                               BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                               BEGINNING    COSTS AND      OTHER                       END OF
                DESCRIPTION                    OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------------   ----------   ----------   ----------    ----------    ----------
2001:
Allowance for losses on accounts
  receivable................................     $5,027       $1,628       $2,286(A)     $1,021(B)     $7,920
                                                 ======       ======       ======        ======        ======
2000:
Allowance for losses on accounts
  receivable................................     $5,155       $1,167       $   17(A)     $1,312(B)     $5,027
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