Form 10-Q
period 2002-03-02
CLARCOR INC
filed 2002-03-22
CIK 20740

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


                       For the quarter ended March 2, 2002

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



For the Quarter Ended March 2, 2002               Commission File Number 1-11024



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


                      24,821,163 common shares outstanding
                   ------------------------------------------

Part I - Item 1
                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                    --------

                                                               March 2,     November 30,
                           ASSETS                               2002            2001
                                                             -----------    ------------
                                                             (unaudited)
Current assets:
     Cash and short-term cash investments                     $   8,884      $   7,418
     Accounts receivable, less allowance for losses
           of $7,545 for 2002 and $7,920 for 2001               111,400        115,003
     Inventories:
           Raw materials                                         36,633         37,195
           Work in process                                       12,235         12,184
           Finished products                                     57,988         54,913
                                                              ---------      ---------
              Total inventories                                 106,856        104,291
                                                              ---------      ---------
     Prepaid expenses and other current assets                    2,772          4,120
     Deferred income taxes                                       14,866         13,518
                                                              ---------      ---------
                 Total current assets                           244,778        244,350
                                                              ---------      ---------
Plant assets at cost,                                           280,282        277,309
        less accumulated depreciation                          (144,809)      (139,993)
                                                              ---------      ---------
                                                                135,473        137,316
                                                              ---------      ---------


Goodwill                                                         76,010         80,108
Trademarks                                                       29,255         29,255
Other acquired intangibles, less accumulated amortization         9,649          9,831
Pension assets                                                   19,038         18,939
Other noncurrent assets                                          11,321         10,818
                                                              ---------      ---------
                                                              $ 525,524      $ 530,617
                                                              =========      =========

                       LIABILITIES

Current liabilities:
     Current portion of long-term debt                        $   5,590      $   5,579
     Accounts payable                                            43,844         42,656
     Income taxes                                                 6,731          4,526
     Accrued and other liabilities                               36,009         42,170
                                                              ---------      ---------
                 Total current liabilities                       92,174         94,931
                                                              ---------      ---------
Long-term debt, less current portion                            125,995        135,203
Long-term pension liabilities                                     5,390          4,955
Other long-term liabilities                                      20,609         20,833
Minority interests                                                  422            434

Contingencies

                              SHAREHOLDERS' EQUITY

Capital stock                                                    24,821         24,626
Capital in excess of par value                                   11,625          9,565
Accumulated other comprehensive earnings                         (9,805)        (9,179)
Retained earnings                                               254,293        249,249
                                                              ---------      ---------
                                                                280,934        274,261
                                                              ---------      ---------
                                                              $ 525,524      $ 530,617
                                                              =========      =========


            See Notes to Consolidated Condensed Financial Statements
                                  Page 2 of 19

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                    ---------

                                                                    Three Months Ended
                                                              ------------------------------
                                                                March 2,          March 3,
                                                                  2002              2001
                                                              ------------      ------------
Net sales                                                     $    158,262      $    156,197
Cost of sales                                                      113,552           109,911
                                                              ------------      ------------

      Gross profit                                                  44,710            46,286

Selling and administrative expenses                                 30,304            28,602
                                                              ------------      ------------

      Operating profit                                              14,406            17,684
                                                              ------------      ------------

Other income (expense):
    Interest expense                                                (1,966)           (2,734)
    Interest income                                                    194               155
    Other, net                                                        (104)              240
                                                              ------------      ------------

                                                                    (1,876)           (2,339)
                                                              ------------      ------------

      Earnings before income taxes and minority interests           12,530            15,345

Provision for income taxes                                           4,518             5,549
                                                              ------------      ------------

      Earnings before minority interests                             8,012             9,796

Minority interests in loss of subsidiaries                             (14)                8
                                                              ------------      ------------

Net earnings                                                  $      7,998      $      9,804
                                                              ============      ============

Net earnings per common share:
      Basic                                                   $       0.32      $       0.40
                                                              ============      ============
      Diluted                                                 $       0.32      $       0.40
                                                              ============      ============

Average number of common shares outstanding:
      Basic                                                     24,689,170        24,419,466
                                                              ============      ============
      Diluted                                                   25,006,604        24,655,545
                                                              ============      ============

Dividends paid per share                                      $     0.1200      $     0.1175
                                                              ============      ============


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                    --------

                                                                          Three Months Ended
                                                                        ----------------------

                                                                        March 2,      March 3,
                                                                          2002          2001
                                                                        --------      --------
Cash flows from operating activities:
     Net earnings                                                       $  7,998      $  9,804
     Depreciation                                                          5,006         4,823
     Amortization                                                            182           814
     Impairment of plant assets                                                -         2,422
     Changes in assets and liabilities                                    (1,221)       (9,091)
     Other, net                                                              (10)          141
                                                                        --------      --------

                Net cash provided by operating activities                 11,955         8,913
                                                                        --------      --------

Cash flows from investing activities:
     Additions to plant assets                                            (3,280)       (5,467)
     Business acquisitions, net of cash acquired                           3,694           (70)
     Other, net                                                              (48)            8
                                                                        --------      --------

                Net cash provided by (used in) investing activities          366        (5,529)
                                                                        --------      --------

Cash flows from financing activities:
     Proceeds from line of credit                                          5,500         5,500
     Payments on line of credit                                          (14,500)       (7,500)
     Reduction of long-term debt                                            (197)           (8)
     Cash dividends paid                                                  (2,954)       (2,858)
     Other, net                                                            1,365           920
                                                                        --------      --------

                Net cash used in financing activities                    (10,786)       (3,946)
                                                                        --------      --------

Net effect of exchange rate changes on cash                                  (69)           37
                                                                        --------      --------

Net change in cash and short-term cash investments                         1,466          (525)

Cash and short-term cash investments,
     beginning of period                                                   7,418        10,864
                                                                        --------      --------

Cash and short-term cash investments,
     end of period                                                      $  8,884      $ 10,339
                                                                        ========      ========

Cash paid during the period for:
     Interest                                                           $  2,479      $  3,139
                                                                        ========      ========
     Income taxes                                                       $  1,057      $  2,872
                                                                        ========      ========

            See Notes to Consolidated Condensed Financial Statements
                                  Page 4 of 19

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
--------------------------------------------------------------------------------

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The November 30, 2001 consolidated balance sheet data was derived from CLARCOR's year-end audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

     The consolidated condensed balance sheet as of March 2, 2002, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended March 2, 2002, and March 3, 2001, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2001 annual report to shareholders except for the adoption of new accounting pronouncements as discussed in Note 2. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended March 2, 2002 are not necessarily indicative of the operating results for the full year.

2. RECENT ACCOUNTING PRONOUNCEMENTS: BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLES

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which discontinues amortization of the excess of cost over fair value of assets acquired and of intangible assets with indefinite lives. It also requires goodwill and intangible assets with indefinite lives to be tested for impairment annually or whenever there is an impairment indicator. The FASB also issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," which requires all business combinations after June 30, 2001 to be accounted for under the purchase method and contains transition provisions that may result in the reclassification of carrying values among existing goodwill and other intangibles. As a result of adopting these standards in the first quarter of fiscal 2002, the Company no longer amortizes goodwill, trademarks and trade names. The Company estimates that amortization expense for goodwill and trademarks would have been $2,908 (or $1,926 net of tax) for fiscal 2002.

     As a result of adopting these new standards, the accounting policies for goodwill and other intangibles changed on December 1, 2001, as described below:

     Goodwill: The Company recognizes the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. Impairment losses would be recognized whenever the implied fair value of goodwill is less than its carrying value. Prior to December 1, 2001, goodwill was amortized over a forty-year period using the straight-line method. Beginning December 1, 2001, goodwill is no longer amortized.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

2.   RECENT ACCOUNTING PRONOUNCEMENTS: BUSINESS COMBINATIONS, GOODWILL
     (Continued)

     Other Acquired Intangibles: The Company recognizes an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. The Company's trade names and trademarks have indefinite useful lives and will be subject to impairment testing under SFAS 142. Prior to December 1, 2001, the trademarks were amortized over a forty-year life. All other acquired intangible assets, including patents (average fourteen year life) and other identifiable intangible assets with lives ranging from one to thirty years, are being amortized using the straight-line method over the estimated periods to be benefited. The Company will review the lives of its intangibles each reporting period and if necessary, impairment losses would be recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

     As a result of adopting SFAS 142, the Company completed the transitional goodwill impairment reviews required by the new standards during the first quarter of 2002. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present value method that discounted future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates and terminal value. The Company further assessed the reasonableness of these estimates by using valuation methods based on market multiples and recent capital market transactions. As of December 1, 2001, the transition date, there was no impairment to goodwill as the fair values exceeded the carrying values of the reporting units. The carrying amounts of goodwill by reporting unit as of March 2, 2002 are as follows: $8,466 for Engine/Mobile Filtration, $67,544 for Industrial/Environmental Filtration and $0 for Packaging. During the three months ended March 2, 2002, the carrying amount for the Industrial/ Environmental segment decreased by approximately $4,000 due to the purchase price adjustments related to an acquisition as discussed in
     Note 3. There were also insignificant changes to the carrying values due to foreign currency translation adjustments.

     The Company also performed the impairment tests on its indefinite-lived intangibles as of December 1, 2001 using the relief-from-royalty method to determine the fair value of its trademarks and trade names. The fair value was greater than the carrying value of $29,255 for these indefinite-lived intangibles.

     In connection with adopting SFAS 142, the Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets and determined that they continue to be appropriate. The gross carrying amount of amortized intangible assets was $12,152 and the related accumulated amortization was $2,503 at March 2, 2002. The amortization expense during the three months ended March 2, 2002 was $182 and is estimated to be $726 for fiscal year 2002. The estimated amounts of amortization expense for the next five years are: $656 in 2003, $501 in 2004, $498 in 2005, $498 in 2006 and $198 in 2007.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

2.   RECENT ACCOUNTING PRONOUNCEMENTS: BUSINESS COMBINATIONS, GOODWILL
     (Continued)

     The following table presents a reconciliation of net earnings and earnings per share assuming the nonamortization provisions of SFAS 142 were applied to fiscal year 2001:

                                                                     Three Months Ended
                                                  -------------------------------------------------------    Year Ended
                                                   March 3,        June 2,    September 1,   November 30,   November 30,
                                                     2001           2001          2001           2001           2001
                                                  ---------------------------------------------------------------------
Reported net earnings                             $    9,804     $    8,936    $   10,257     $   12,896     $   41,893
   Goodwill amortization, net of income taxes            302            314           412            347          1,375
   Other amortization, net of income taxes               108            127           124            117            475
                                                  ---------------------------------------------------------------------

Adjusted net earnings                             $   10,214     $    9,377    $   10,793     $   13,359     $   43,743
                                                  =====================================================================

Basic EPS:
   Basic as reported                              $     0.40     $     0.36    $     0.42     $     0.52     $     1.71
   Goodwill amortization, net of income taxes           0.02           0.01          0.02           0.01           0.06
   Other amortization, net of income taxes                 -           0.01             -           0.01           0.02
                                                  ---------------------------------------------------------------------

Adjusted basic earnings per share                 $     0.42     $     0.38    $     0.44     $     0.54     $     1.79
                                                  =====================================================================

Diluted EPS:
   Diluted as reported                            $     0.40     $     0.36    $     0.41     $     0.51     $     1.68
   Goodwill amortization, net of income taxes           0.02           0.01          0.01           0.01           0.05
   Other amortization, net of income taxes                 -           0.01             -           0.01           0.02
                                                  ---------------------------------------------------------------------

Adjusted diluted earnings per share               $     0.42     $     0.38    $     0.42     $     0.53     $     1.75
                                                  =====================================================================

3.   BUSINESS COMBINATIONS

     On June 4, 2001, the Company acquired the stock of several filtration management companies for approximately $29,258, net of cash received, including acquisition expenses. The purchase price was paid in cash with available funds and proceeds from long-term borrowings from a revolving credit facility. As a result of the acquisition, the companies were combined into one company, Total Filtration Services, Inc. (TFS), and became a subsidiary of the Company. TFS is included in the Industrial/Environmental Filtration segment. The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill and amortized over forty years by the straight-line method. The initial purchase price was based on the net assets of the businesses acquired as shown on a June 4, 2001 balance sheet subject to a final adjustment. During first quarter 2002, the purchase price was finalized resulting in a $3,694 payment by the seller to the Company. A decrease to goodwill of $4,000 was recorded primarily as a result of the net settlement payment and entries associated with deferred income taxes and the valuation of inventory acquired. Purchase accounting

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

3.   BUSINESS COMBINATIONS (Continued)

     associated with the acquisition is subject to further adjustments to be finalized in the second quarter of 2002 related to the valuation of certain inventories outside of the United States, preacquisition contingencies related to contract matters, and finalization of deferred income taxes. The results are included in the Company's consolidated results of operations from the date of acquisition.

     The following unaudited pro forma information summarizes the results of operations for the period indicated as if the acquisition had been completed as of the beginning of the period presented. The pro forma information gives effect to the actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, depreciation, amortization of intangibles and income taxes. The pro forma amount does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future. Unaudited pro forma net sales for the Company would have been $170,600 for the three months ended March 3, 2001. Net earnings and earnings per share for fiscal 2001 would not have been significantly affected.

4.   RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

5.   DERIVATIVE INSTRUMENTS

     Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The adoption of SFAS 133 resulted in a cumulative effect of an accounting change to accumulated other comprehensive earnings in the first quarter of 2001 of a negative $769 ($1,183 pretax) and the recognition of a liability related to an existing interest rate agreement.

     This interest rate agreement provides for the Company to pay a 7.34% fixed interest rate on a notional amount of $60,000 and expires September 11, 2002. Under the agreement the Company will receive interest at floating rates based on LIBOR. This derivative instrument is designated as a cashflow hedge and determined to be effective. Therefore, there was no adjustment to net earnings during the first quarter of 2002 or 2001. At March 2, 2002, the fair value of the agreement was a negative $2,397 and is included in other current liabilities. The net gain included in other comprehensive earnings for the three months ended March 2, 2002 was $349 (or $535 pretax). Derivative gains and losses will be reclassified into earnings as payments are made on its variable rate interest debt. Approximately $380 was reclassified into earnings during the first quarter. The remaining amount of net derivative losses included in other comprehensive income at March 2, 2002 will be reclassified into earnings in fiscal year 2002. At November 30, 2001, the fair value of the agreement was a negative $2,932 and is included in other current liabilities. The net loss included in other comprehensive earnings for the three months ended March 3, 2001 was $696 ($1,071 pretax).

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

6.   LONG-TERM DEBT

     On May 1, 2001, the Company, in cooperation with the Campbellsville-Taylor County Industrial Development Authority, issued $8,000 of Industrial Revenue Bonds. The bonds are due May 1, 2031, with a variable rate of interest that is reset weekly. In conjunction with the issuance of the Industrial Revenue Bonds, the Company holds in trust certain restricted investments committed for the acquisition of plant equipment. At March 2, 2002, the restricted asset balance was $2,343 and is included in other noncurrent assets.

7.   IMPAIRMENT LOSS

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

8.   EARNINGS PER SHARE

     The Company calculates earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted earnings per share reflects the impact of outstanding stock options and restricted stock as if exercised during the periods presented using the treasury stock method.

     The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:

                                                        Three Months Ended
                                                    ---------------------------
                                                      March 2,        March 3,
                                                        2002            2001
                                                    ---------------------------

          Net Earnings (numerator)                  $     7,998     $     9,804

          Basic EPS:
              Weighted average number of common
              shares outstanding (denominator)       24,689,170      24,419,466

                 Basic per share amount             $      0.32     $      0.40
                                                    ===========     ===========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

8.   EARNINGS PER SHARE (Continued)

                                                                            Three Months Ended
                                                                        -------------------------
                                                                         March 2,       March 3,
                                                                           2002           2001
                                                                        -------------------------
          Diluted EPS:
              Weighted average number of common
                 shares outstanding                                     24,689,170     24,419,466
              Dilutive effect of stock options and restricted stock        317,434        236,079
                                                                        ----------     ----------
                 Diluted weighted average number
                   of common shares outstanding
                   (denominator)                                        25,006,604     24,655,545

                 Diluted per share amount                               $     0.32     $     0.40
                                                                        ==========     ==========


     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter:

                                                          Three Months Ended
                                                       -----------------------
                                                        March 2,    March 3,
                                                          2002        2001
                                                       -----------------------

              Options                                      -         25,136
              Weighted Average Exercise Price              -        $ 22.81

     For the three months ended March 2, 2002, exercises of stock options added $1,515 to capital in excess of par value.

9.   COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:

                                                                    Three Months Ended
                                                                   ---------------------
                                                                   March 2,     March 3,
                                                                     2002         2001
                                                                   ---------------------
              Net earnings                                         $ 7,998      $ 9,804
              Other comprehensive earnings, net of tax:
                  Cashflow hedges:
                     Cumulative effect of accounting change              -         (769)
                     Net gain (loss) on derivative instruments         349         (696)
                  Foreign currency translation adjustments            (975)       1,205
                                                                   ---------------------
              Total comprehensive earnings                         $ 7,372      $ 9,544
                                                                   =====================

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

10.  SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the three-month periods ended March 2, 2002 and March 3, 2001, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                                  Three Months Ended
                                                              -------------------------
                                                               March 2,        March 3,
                                                                 2002            2001
                                                              -------------------------
          Net sales:
               Engine/Mobile Filtration                       $  57,839      $  58,784
               Industrial/Environmental Filtration               85,950         77,548
               Packaging                                         14,473         19,865
                                                              -------------------------
                                                              $ 158,262      $ 156,197
                                                              =========================
          Operating profit:
               Engine/Mobile Filtration                       $  11,258      $  10,951
               Industrial/Environmental Filtration                2,530          2,022
               Packaging                                            618          4,711
                                                              -------------------------
                                                                 14,406         17,684
          Other income (expense)                                 (1,876)        (2,339)
                                                              -------------------------
          Earnings before income taxes and
               minority interests                             $  12,530      $  15,345
                                                              =========================

          Identifiable assets:
               Engine/Mobile Filtration                       $ 135,534      $ 145,166
               Industrial/Environmental Filtration              301,003        273,916
               Packaging                                         44,293         40,003
               Corporate                                         44,694         47,274
                                                              -------------------------
                                                              $ 525,524      $ 506,359
                                                              =========================

     Non-recurring amortization expense recorded in the first quarter 2001 operating profit was $106 in the Engine/Mobile Filtration segment and $534 in the Industrial/Environmental segment. As discussed in Note 2 with the adoption of SFAS 142, the Company no longer amortizes goodwill or trademarks.

     During the first quarter of 2001, the Company received a settlement payment of $7,000 for the early termination of a supply and license agreement and in connection therewith recognized an impairment loss in its Packaging segment of $2,422 related to certain plant assets as discussed in Note 7.

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FIRST QUARTER OF 2002 COMPARED WITH FIRST QUARTER OF
2001.

CLARCOR reported slightly increased sales for the quarter and reduced operating profit, net earnings and earnings per share compared to the same quarter in 2001. Included in the 2002 quarter are the results from Total Filtration Services (TFS), which the Company acquired at the beginning of the third quarter 2001. TFS added approximately $15,400,000 in sales for the 2002 quarter and added, after interest expense and income taxes, approximately $0.01 to diluted earnings per share. The results from TFS are included in the Company's consolidated results of operations from the date of the acquisition. Purchase accounting entries, primarily related to a net $3,694,000 payment by the seller to CLARCOR for finalizing a closing balance sheet in accordance with the purchase agreement, were recorded in the first quarter of 2002. Goodwill decreased by $4,000,000 primarily as a result of the settlement payment and entries associated with deferred income taxes and the valuation of inventories acquired. Purchase accounting associated with the acquisition is subject to further adjustments related to the valuation of certain non-U.S. inventories, preacquisition contingencies related to contract matters and the finalization of deferred income taxes. These items are expected to be finalized in the second quarter of 2002.

The most significant change impacting operating profit and net earnings for the 2002 quarter compared to first quarter 2001 was due to a nonrecurring contract cancellation payment received in the first quarter of 2001 from a customer of the Company's Packaging segment. This contract cancellation payment increased sales by $7,000,000, operating profit by $4,489,000 and diluted earnings per share by $0.12 in the 2001 quarter. The Company also adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) at the beginning of the first quarter of 2002, which reduced amortization expense for goodwill and indefinite-lived intangible assets by approximately $640,000 and would have increased reported diluted earnings per share by $0.02 in the first quarter of 2001.

Net sales of $158,262,000 increased 1.3% from $156,197,000 reported for the first quarter of 2001. Compared to last year's first quarter, excluding the sales from TFS for the 2002 quarter and the contract cancellation payment received in the 2001 quarter, overall sales were approximately 4% lower than 2001.

The Engine/Mobile Filtration segment reported reduced sales of 1.6% to $57,839,000 from $58,784,000 in 2001. Sales were slightly lower than the 2001 quarter due to the U.S. economic slowdown and lower freight mileage.

The Company's Industrial/Environmental Filtration segment recorded a 10.8% overall increase in sales to $85,950,000 for the 2002 first quarter. Excluding sales from TFS, the segment's sales decreased approximately 9%. The reduced sales level was primarily due to reduced customer demand, particularly for air quality equipment and systems. In addition, during the first quarter of 2001 sales were especially strong due to new product introductions for a customer. Sales of these new products in 2002 are expected to be higher overall for the year, but at more balanced levels for each of the quarters.

The Packaging segment reported sales of $14,473,000 compared to $19,865,000 in the 2001 quarter that included the $7,000,000 customer cancellation payment. Excluding that payment, the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

2002 sales increase was approximately 12.5% for the quarter. This increase in sales relates in part to the segment's focus on recurring metal lithography business that is supported by new metal lithography equipment installed in early 2001. In addition, sales increased for plastic closures and containers compared to the 2001 first quarter.

Operating profit for first quarter 2002 was $14,406,000 compared to $17,684,000 in 2001. The 2001 quarter included profit of $4,489,000 resulting from the $7,000,000 nonrecurring contract cancellation payment less related expenses and an impairment loss of $2,422,000 for equipment previously used exclusively for the terminated contract with the Packaging customer. The 2001 quarter also included approximately $640,000 of amortization expense for goodwill and intangible assets that was not recorded in 2002 due to the adoption of SFAS 142. Excluding the impact from the reduced amortization expense and the net operating profit of $4,489,000 from the cancellation payment, the 2002 operating profit increased approximately 4% compared to 2001. This increase resulted from profit related to TFS and productivity improvement programs that offset the impact from reduced sales levels and significant increases in pension costs and increased insurance expenses. Selling and administrative expenses increased in 2002 primarily due to TFS and the first quarter 2001 expenses included amortization expense of $640,000 for goodwill and intangibles that was not recorded in the 2002 quarter. Excluding the impact of these two changes, selling and administrative expenses in the 2002 quarter were lower than the 2001 quarter by approximately 4% due to discretionary cost controls.

The Engine/Mobile Filtration segment recorded an operating profit increase in 2002 of 2.8% compared to 2001, or 1.7% excluding the impact of reduced amortization expenses due to the adoption of SFAS 142. This increase resulted primarily from discretionary cost reductions and productivity improvements that offset reduced profit from lower sales levels and higher insurance and pension costs. As a result, the segment's operating margin of 19.5% increased from 18.6% recorded in the first quarter of 2001.

The Industrial/Environmental Filtration segment reported operating profit of $2,530,000 in 2002 compared to $2,022,000 in 2001. This increase includes approximately $460,000 from TFS and $534,000 from reduced amortization expense due to the adoption of SFAS 142. These increases offset reduced profit resulting from a 9% reduction in sales, excluding TFS, for the segment.

The Packaging segment's operating profit in the 2002 quarter was $618,000 compared to $4,711,000 in 2001, or $222,000 in 2001 excluding the profit from the contract termination payment recorded in 2001. The increase from $222,000 to $618,000 in 2002 resulted from increased sales of metal and plastic packaging products in the 2002 quarter.

Net other expense for the quarter of $1,876,000 was lower than $2,339,000 in the 2001 quarter primarily due to reduced interest expense. Interest expense was lower due to reduced interest rates and lower debt balances during the quarter.

Earnings before income taxes and minority interests for the first quarter of 2002 totaled $12,530,000, compared to $15,345,000 in the comparable quarter last year. The provision for income taxes in 2002 was $4,518,000 compared to $5,549,000 in 2001 and the effective rate was 36.1% in both quarters. The Company expects the overall effective tax rate for fiscal 2002 will be approximately 36.1%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Net earnings in the first quarter of the current year were $7,998,000, or $0.32 per share on a diluted basis. Net earnings in the first quarter of 2001 were $9,804,000, or $0.40 per share on a diluted basis. Net earnings and diluted earnings per share were increased by approximately $2,851,000 or $0.12 per diluted share in 2001 due to the contract cancellation payment by the Packaging segment customer. Additionally, net earnings and diluted earnings per share were decreased by approximately $410,000 or $0.02 per diluted share in 2001 related to the amortization of goodwill and indefinite-lived intangibles that are no longer subject to such amortization. Diluted average shares outstanding were 25,006,604 at the end of the first quarter of 2002, an increase of 1.4% from the average of 24,655,545 for the 2001 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased to $11,955,000 in first quarter 2002 compared to $8,913,000 in 2001. Cash flows from investing activities in the 2002 quarter included $3,694,000 received from the sellers of TFS in accordance with terms of the purchase agreement. In the 2002 quarter, $3,280,000 was used for additions to plant assets. In the first quarter of 2001, cash flows for investing activities totaled $5,529,000 and included $5,467,000 used for additions to plant assets. Cash flows used in financing activities of $10,786,000 in 2002 included net repayments on a line of credit of $9,000,000 and dividend payments of $2,954,000. Cash flows used in financing activities were $3,946,000 in 2001 and included net repayments on a line of credit of $2,000,000 and dividend payments of $2,858,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's long-term debt. During the first quarter of 2002, a net repayment of $9,000,000 was made on the outstanding balance on a multicurrency revolving credit facility. At the end of the 2002 quarter, the outstanding balance on the credit facility was $98,000,000. Since the end of the first quarter of 2002, an additional $10,000,000 was paid on the credit facility and the Company expects to continue to use additional free cash flow in fiscal 2002 to further reduce outstanding borrowings. Principal payments on other long-term debt will be approximately $5,600,000 in fiscal 2002. No payments are required in fiscal 2002 on the multicurrency revolving credit facility and the Company is in compliance with covenants related to the facility. At the end of the first quarter of 2002, $75,848,000 remained available to the Company for future borrowings under the multicurrency agreement. Capital expenditures in fiscal year 2002 are expected to be approximately $21,000,000 compared to a total of $18,204,000 in 2001. The 2002 expenditures will be used primarily for normal facility improvements, productivity improvements and to support new products. Other than operating leases, the Company has no material off-balance sheet arrangements. Commitments for noncancelable leases in 2002 total approximately $7,300,000.

While customer demand for the Company's products will affect operating cash flow, the Company is not aware of any known trends, demands or reasonably likely events that would materially affect cash flow from operations in the future. It is possible that business acquisitions or dispositions could be made in the future that may affect operating cash flows and may require changes in the Company's debt and capitalization.

The Company's financial position at the end of the first quarter was not significantly different from fiscal year-end 2001. Cash and short-term investments totaled $8,884,000 at the end of the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
quarter, an increase from $7,418,000 at year-end 2001. At the end of the first quarter 2002 compared to year-end 2001, accounts receivable were reduced by $3,603,000 and inventories increased $2,565,000. The current ratio at the end of the first quarter was 2.7 compared to 2.6 at the end of fiscal 2001. During the first quarter of 2002, $9,000,000 was repaid on a revolving credit agreement that reduced long-term debt to $125,995,000 from $135,203,000 at year-end 2001. The ratio of long-term debt to total capitalization was 31.0% at the end of the 2002 first quarter compared to the year-end 2001 level of 33.0%. At the end of the first quarter 2002, CLARCOR had 24,821,163 shares of common stock outstanding.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. The Company entered into an interest rate agreement in 2000, which expires in September 2002, that is being accounted for as a derivative financial instrument under SFAS 133 and is discussed in Note 5 to the consolidated condensed financial statements. Market risks are also discussed in the Company's Annual Report and Form 10-K for the year ended November 30, 2001 (the "Annual Report") in the Financial Review on page 10.

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report in the Notes to the Consolidated Financial Statements on pages 16-24 and in the Notes to the consolidated condensed financial statements included herein. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. At the beginning of fiscal year 2002 as described in
Note 2 to the consolidated condensed financial statements, the Company adopted SFAS 142 that changed the Company's accounting policy related to goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are no longer amortized but are subject to periodic impairment assessment. The transitional impairment testing for such assets was completed during the first quarter of 2002 and at December 1, 2001, the transition date, there was no impairment to such assets. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

Recent Accounting Pronouncements

The Financial Accounting Standards Board recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". These standards will be effective for the Company beginning in fiscal 2003 and the Company has not yet evaluated the impact of these standards on its financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Outlook

The Company remains optimistic regarding CLARCOR's future. The impact of the Total Filtration Program is expected to become more evident as it is introduced to additional current and new customers. It will ordinarily take two to three years to fully implement the Program for a customer, particularly when there may be as many as 200 customer facilities to convert to the Program. As more customers are added and an increasing number of facilities are converted, the profit momentum is expected to grow as sales increase. As reported earlier by the Company, several new Total Filtration contracts were signed with large manufacturing companies, each of which are expected to add at least $4,000,000 in annual sales when fully implemented over the next few years. The acquisition of TFS in 2001 was made to facilitate the growth of the Total Filtration Program by combining TFS' experience in total filtration supply and management for the automotive industry with CLARCOR's filter manufacturing and financial resources. The Company plans to expand TFS' capabilities significantly in 2002 with investments in its distribution and technology infrastructure. This is expected to accelerate the growth in sales of the Total Filtration Program, though any improvement to margins is not expected until fiscal 2003.

In addition to participating in the Total Filtration Program, each of the Company's filtration businesses has its own growth plans. However, a continued slowdown or an improvement in the U.S. and world economy will impact the Company's expectations for the remainder of 2002. The Company believes that sales levels will increase during the remainder of the year for Engine/Mobile Filtration products as new sales and marketing initiatives begun late in 2001 take hold. Though the Industrial/Environmental Filtration segment has recently experienced an increase in order inquiries, no material impact on orders has occurred, and as a result, the Company is less optimistic that an increase in sales for this segment will occur during this year. The economic slowdown has particularly affected sales of air quality equipment and systems and sales may not increase to prior year levels before the end of 2002. However, due to new productivity improvement programs begun earlier this year and others expected later this year, and due to significantly improved operations at several newer facilities, this segment's operating profit and margins are expected to exceed last year's results. The Packaging segment will continue with its transition to a business model focused on growth in its core strength of flat sheet metal lithography and will also continue to develop new plastic closure and container business. This repositioning is resulting in improved sales and operating profit which is expected to continue. In addition, the efficiency of new lithography equipment that was installed in early 2001 continues to increase. Combined with growing sales to leverage this investment in equipment and further cost reduction efforts, the Company expects additional margin improvement for the Packaging segment in 2002.

Continued emphasis on cost reductions within each business unit is expected to offset cost increases for health care, insurance and pensions. Due to significantly reduced pension asset valuations and lower discount rates, pension expense is expected to increase by approximately $3,000,000 in fiscal 2002 from 2001. Costs for property and liability insurance and pensions are particularly impacted by economic conditions and by decreasing interest rates, lower stock market valuations and reinsurance availability. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Capital investments will continue to be made in each segment's facilities to improve productivity and to support the Total Filtration Program and new products. The Company is also planning additional expansion of manufacturing operations in Asia for the production of Engine/Mobile filters. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
developed contingency plans to reduce discretionary spending if recessionary economic conditions persist. Due to the adoption of SFAS 142, amortization of goodwill and indefinite-lived intangible assets will be reduced on an annual basis by approximately $2,900,000, or $0.07 per diluted share.

CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company's products are sold; the success of the Company's Total Filtration Program; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles, raw material costs, insurance, pension, energy costs, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the fluctuation in interest rates, primarily LIBOR, which affect the cost of borrowing under the revolving credit facility; the fluctuation in foreign and U.S. currency exchange rates; extraordinary events such as litigation, acquisitions or divestitures including related charges; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items it is possible that in some future quarters the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of CLARCOR common stock could be materially adversely affected.

Part II - Other Information

Item 4    -    Submission of Matters to a Vote of Security Holders

               At the annual meeting of shareholders of CLARCOR Inc. held on March 19, 2002, all of management's nominees for directors, as listed in the proxy statement dated February 15, 2002, were elected. The Company had 24,797,015 shares of common stock outstanding as of the close of business on the February 4, 2002 record date, and the holders of 22,127,881 shares of common stock were present at the meeting, in person or by proxy.

               The three nominees elected received votes as follows:


                                             For          Withheld
               Robert H. Jenkins          21,979,452        6,292
               Philip R. Lochner, Jr.     21,977,933        7,811
               Roseann Stevens            21,957,804       27,940

Item 6b   -    The Company did not file a Form 8-K during the first quarter
               2002.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CLARCOR INC.
                                  (Registrant)



      March 22, 2002                 By           /s/ Bruce A. Klein
--------------------------              ----------------------------------------
          (Date)                        Bruce A. Klein, Vice President - Finance
                                              and Chief Financial Officer