Form 10-Q
period 2002-06-01
CLARCOR INC
filed 2002-06-24
CIK 20740

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 1, 2002                Commission File Number 1-11024



                                  CLARCOR Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                                       36-0922490
--------------------------------------             -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                    61125
-------------------------------------------------------               ----------
           (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code               815-962-8867
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


                      24,880,994 common shares outstanding
             -------------------------------------------------------

Part I - Item 1

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                    --------

                                                               June 1,       November 30,
                                    ASSETS                       2002            2001
                                                            ------------     -------------
                                                             (unaudited)
Current assets:
     Cash and short-term cash investments                     $  11,424      $   7,418
     Accounts receivable, less allowance for losses
           of $7,634 for 2002 and $7,920 for 2001               116,021        115,003
     Inventories:
           Raw materials                                         36,224         37,195
           Work in process                                       11,579         12,183
           Finished products                                     57,104         54,913
                                                              ---------      ---------
              Total inventories                                 104,907        104,291
                                                              ---------      ---------

     Prepaid expenses and other current assets                    2,531          4,120
     Deferred income taxes                                       14,816         13,518
                                                              ---------      ---------
                 Total current assets                           249,699        244,350
                                                              ---------      ---------

Plant assets at cost,                                           282,980        277,309
        less accumulated depreciation                          (149,731)      (139,993)
                                                              ---------      ---------
                                                                133,249        137,316
                                                              ---------      ---------

Goodwill                                                         76,127         80,108
Trademarks                                                       29,255         29,255
Other acquired intangibles, less accumulated amortization         9,466          9,831
Pension assets                                                   19,274         18,939
Other noncurrent assets                                          10,086         10,818
                                                              ---------      ---------
                                                              $ 527,156      $ 530,617
                                                              =========      =========

                                   LIABILITIES

Current liabilities:
     Current portion of long-term debt                        $   5,592      $   5,579
     Accounts payable                                            44,671         42,657
     Income taxes                                                11,432          4,526
     Accrued employee compensation                               14,151         15,099
     Other accrued liabilities                                   27,562         27,070
                                                              ---------      ---------
                 Total current liabilities                      103,408         94,931
                                                              ---------      ---------

Long-term debt, less current portion                            104,971        135,203
Long-term pension liabilities                                     5,929          4,955
Other long-term liabilities                                      20,904         20,833
Minority interests                                                  435            434

Contingencies

                              SHAREHOLDERS' EQUITY

Capital stock                                                    24,881         24,626
Capital in excess of par value                                   12,516          9,565
Accumulated other comprehensive earnings                         (7,805)        (9,179)
Retained earnings                                               261,917        249,249
                                                              ---------      ---------
                                                                291,509        274,261
                                                              ---------      ---------
                                                              $ 527,156      $ 530,617
                                                              =========      =========



            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                   ----------


                                                                Quarter Ended                          Six Months Ended
                                                       ----------------------------------    ---------------------------------
                                                             June 1,          June 2,              June 1,         June 2,
                                                              2002              2001                2002             2001
                                                       ----------------  ----------------    ---------------- ----------------

Net sales                                              $        176,510  $        159,505    $        334,772 $        315,702
Cost of sales                                                   125,210           114,161             238,762          224,072
                                                       ----------------  ----------------    ---------------- ----------------
     Gross profit                                                51,300            45,344              96,010           91,630

Selling and administrative expenses                              32,504            28,289              62,808           56,891
                                                       ----------------  ----------------    ---------------- ----------------
     Operating profit                                            18,796            17,055              33,202           34,739
                                                       ----------------  ----------------    ---------------- ----------------

Other income (expense):
   Interest expense                                              (1,828)           (2,727)             (3,794)          (5,461)
   Interest income                                                   91               181                 285              336
   Other, net                                                      (432)             (434)               (536)            (194)
                                                       ----------------  ----------------    ---------------- ----------------
                                                                 (2,169)           (2,980)             (4,045)          (5,319)
                                                       ----------------  ----------------    ---------------- ----------------

     Earnings before income taxes and
       minority interests                                        16,627            14,075              29,157           29,420

Provision for income taxes                                        6,017             5,129              10,535           10,678
                                                       ----------------  ----------------    ---------------- ----------------
     Earnings before minority interests                          10,610             8,946              18,622           18,742

Minority interests in earnings of subsidiaries                       (3)              (10)                (17)              (2)
                                                       ----------------  ----------------    ---------------- ----------------
Net earnings                                           $         10,607  $          8,936    $         18,605 $         18,740
                                                       ================  ================    ================ ================

Net earnings per common share:
     Basic                                             $           0.43  $           0.36    $           0.75 $           0.77
                                                       ================  ================    ================ ================
     Diluted                                           $           0.42  $           0.36    $           0.74 $           0.76
                                                       ================  ================    ================ ================

Average number of common shares outstanding:
     Basic                                                   24,856,731        24,502,173          24,782,349       24,460,368
                                                       ================  ================    ================ ================
     Diluted                                                 25,310,296        24,973,755          25,142,081       24,787,903
                                                       ================  ================    ================ ================

Dividends paid per share                               $         0.1200  $         0.1175    $         0.2400 $         0.2350
                                                       ================  ================    ================ ================



            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                    ---------


                                                                                 Six Months Ended
                                                                             --------------------------
                                                                                June 1,       June 2,
                                                                                 2002           2001
                                                                             ------------    ----------
Cash flows from operating activities:
     Net earnings                                                             $  18,605       $  18,740
     Depreciation                                                                10,067           9,339
     Amortization                                                                   365           1,670
     Impairment of plant assets                                                    --             2,422
     Changes in assets and liabilities                                           11,627         (14,049)
     Other, net                                                                      72             183
                                                                              ---------       ---------
               Net cash provided by operating activities                         40,736          18,305
                                                                              ---------       ---------

Cash flows from investing activities:
     Additions to plant assets                                                   (6,078)        (10,220)
     Business acquisitions, net of cash acquired                                  3,694            (130)
     Other, net                                                                      (1)            195
                                                                              ---------       ---------

               Net cash used in investing activities                             (2,385)        (10,155)
                                                                              ---------       ---------

Cash flows from financing activities:
     Proceeds from line of credit                                                 9,500           5,500
     Payments on line of credit                                                 (39,500)         (7,500)
     Proceeds from long-term debt                                                  --             8,000
     Reduction of long-term debt                                                   (219)           (110)
     Cash dividends paid                                                         (5,937)         (5,728)
     Other, net                                                                   1,786           1,479
                                                                              ---------       ---------

               Net cash provided by (used in) financing activities              (34,370)          1,641
                                                                              ---------       ---------

Net effect of exchange rate changes on cash                                          25               3
                                                                              ---------       ---------

Net change in cash and short-term cash investments                                4,006           9,794

Cash and short-term cash investments,
     beginning of period                                                          7,418          10,864
                                                                              ---------       ---------

Cash and short-term cash investments,
     end of period                                                            $  11,424       $  20,658
                                                                              =========       =========


Cash paid during the period for:
     Interest                                                                 $   4,076       $   4,540
                                                                              =========       =========
     Income taxes                                                             $   1,946       $  10,957
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

      The consolidated condensed balance sheet as of June 1, 2002, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended June 1, 2002, and June 2, 2001, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2001 annual report to shareholders except for the adoption of new accounting pronouncements as discussed in Note 2. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended June 1, 2002 are not necessarily indicative of the operating results for the full year.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

2.    RECENT ACCOUNTING PRONOUNCEMENTS:  BUSINESS COMBINATIONS, GOODWILL
      (Continued)

      Other Acquired Intangibles: The Company recognizes an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset, or liability. An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. The Company's trade names and trademarks have indefinite useful lives and will be subject to impairment testing under SFAS 142. Prior to December 1, 2001, the trademarks were amortized over a forty-year life. All other acquired intangible assets, including patents (average fourteen year life) and other identifiable intangible assets with lives ranging from one to thirty years, are being amortized using the straight-line method over the estimated periods to be benefited. The Company will review the lives of its definite-lived intangibles annually and if necessary, impairment losses would be recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

      As a result of adopting SFAS 142, the Company completed the transitional goodwill impairment reviews required by the new standards during the first quarter of 2002. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present value method that discounted future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates and terminal value. The Company further assessed the reasonableness of these estimates by using valuation methods based on market multiples and recent capital market transactions. As of December 1, 2001, the transition date, there was no impairment to goodwill as the fair values exceeded the carrying values of the reporting units. The carrying amounts of goodwill by reporting unit as of June 1, 2002 are as follows: $8,531 for Engine/Mobile Filtration, $67,596 for Industrial/Environmental Filtration and $0 for Packaging. During the six months ended June 1, 2002, the carrying amount for the Industrial/Environmental segment decreased by approximately $3,954 due to purchase price adjustments related to an acquisition as discussed in Note 3. There were also insignificant changes to the carrying values due to foreign currency translation adjustments.

      The Company also performed the impairment tests on its indefinite-lived intangibles as of December 1, 2001 using the relief-from-royalty method to determine the fair value of its trademarks and trade names. As of December 1, 2001, there was no impairment as the fair value was greater than the carrying value of $29,255 for these indefinite-lived intangibles.

      In connection with adopting SFAS 142, the Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets and determined that they continue to be appropriate. The gross carrying amount of amortized intangible assets was $12,152 and the related accumulated amortization was $2,686 at June 1, 2002. The amortization expense during the quarter and six months ended June 1, 2002 was $183 and $365, respectively, and is estimated to be $726 for fiscal year 2002. The estimated amounts of amortization expense for the next five years are:
      $656 in 2003, $501 in 2004, $498 in 2005, $498 in 2006 and $198 in 2007.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

2.    RECENT ACCOUNTING PRONOUNCEMENTS:  BUSINESS COMBINATIONS, GOODWILL
      (Continued)

      The following table presents net earnings and earnings per share assuming the nonamortization provisions of SFAS 142 were applied to fiscal year 2001:

                                                                                  Three Months Ended
                                                         ---------------------------------------------------     Year Ended
                                                          March 3,     June 2,   September 1,   November 30,    November 30,
                                                            2001        2001         2001           2001            2001
                                                         ---------     -------   -------------  ------------    ------------
Reported net earnings                                    $  9,804      $ 8,936      $ 10,257       $ 12,896       $ 41,893
   Goodwill amortization, net of income taxes                 302          314           412            347          1,375
   Other amortization, net of income taxes                    108          127           124            117            475
                                                         -----------------------------------------------------------------
Adjusted net earnings                                    $ 10,214      $ 9,377      $ 10,793       $ 13,359       $ 43,743
                                                         =================================================================

Basic EPS:
   Basic as reported                                     $   0.40      $  0.36      $   0.42       $   0.52       $   1.71
   Goodwill amortization, net of income taxes                0.02         0.01          0.02           0.01           0.06
   Other amortization, net of income taxes                     --         0.01            --           0.01           0.02
                                                         -----------------------------------------------------------------
Adjusted basic earnings per share                        $   0.42      $  0.38      $   0.44       $   0.54       $   1.79
                                                         =================================================================

Diluted EPS:
   Diluted as reported                                   $   0.40      $  0.36      $   0.41       $   0.51       $   1.68
   Goodwill amortization, net of income taxes                0.02         0.01          0.01           0.01           0.05
   Other amortization, net of income taxes                     --         0.01            --           0.01           0.02
                                                         -----------------------------------------------------------------
Adjusted diluted earnings per share                      $    0.42     $  0.38      $   0.42       $   0.53       $   1.75
                                                         =================================================================

3.    BUSINESS COMBINATIONS

      Subsequent to the end of the second quarter, on June 5, 2002, the Company acquired Locker Filtration Limited (Locker) for approximately $6,500 in cash. As a result of the acquisition, Locker became a subsidiary of the Company and will be included in the Engine/Mobile Filtration segment. The results will be included in the Company's consolidated results of operations from the date of acquisition. In the most recent twelve-month period, sales of the acquired company totaled approximately $14,000.

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

      price was based on the net assets of the businesses acquired as shown on a June 4, 2001 balance sheet subject to a final adjustment. During the six months ended June 1, 2002, the purchase price was finalized resulting in a $3,694 payment by the seller to the Company. A decrease to goodwill of $3,954 was recorded primarily as a result of the net settlement payment and entries associated with deferred income taxes, the valuation of inventory acquired, and preacquisition contingencies related to contract matters. No additional purchase accounting entries associated with the TFS acquisition are expected other than entries to finalize deferred income taxes. The results are included in the Company's consolidated results of operations from the date of acquisition.

      The following unaudited pro forma information summarizes the results of operations for the period indicated as if the acquisition had been completed as of the beginning of the period presented. The pro forma information gives effect to the actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense, depreciation, amortization of intangibles and income taxes. The pro forma amount does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future. Unaudited pro forma net sales for the Company would have been $341,700 for the six months ended June 2, 2001. Net earnings and earnings per share for fiscal 2001 would not have been significantly affected.

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

      This interest rate agreement provides for the Company to pay a 7.34% fixed interest rate on a notional amount of $60,000 and expires September 11, 2002. Under the agreement the Company will receive interest at floating rates based on LIBOR. This derivative instrument is designated as a cash flow hedge and determined to be effective. Therefore, there was no adjustment to net earnings during the six month period of 2002 or 2001. At June 1, 2002, the fair value of the agreement was a negative $1,659 and is included in other current liabilities. The net gain included in other comprehensive earnings for the six months ended June 1, 2002 was $1,274 (or $828 pretax). Derivative gains and losses will be reclassified into earnings as payments are made on its variable rate interest debt. Derivative losses of approximately $900 were reclassified into earnings during the six months ended June 1, 2002. The remaining amount of net derivative losses included in other comprehensive income at June 1, 2002 will be reclassified into earnings in fiscal year 2002. At November 30, 2001, the fair value of the agreement was a negative $2,932 and is included in other current liabilities. The net loss included in other comprehensive earnings for the six months ended June 1, 2001 was $930 ($1,430 pretax).

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

5.    LONG-TERM DEBT

      On May 1, 2001, the Company, in cooperation with the Campbellsville-Taylor County Industrial Development Authority, issued $8,000 of Industrial Revenue Bonds. The bonds are due May 1, 2031, with a variable rate of interest that is reset weekly. In conjunction with the issuance of the Industrial Revenue Bonds, the Company holds in trust certain restricted investments committed for the acquisition of plant equipment. At June 1, 2002, the restricted asset balance was $1,481 and is included in other noncurrent assets.

6.    CONTINGENCIES

      The Company is involved in legal actions arising in the normal course of business. Additionally, the Company is party to various proceedings relating to environmental issues. The U.S. Environmental Protection Agency
      (EPA) and/or other responsible state agencies have designated the Company as a potentially responsible party (PRP), along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute.

      At June 1, 2002, the Company was addressing two claims for environmental remediation costs at two sites where it has been named a potentially responsible party. A negotiated settlement has been reached on a "buyout" basis concerning waste disposal by the Company and other companies at a site in Maryland. Based upon past participation, the Company expects to qualify for a buyout settlement at a site in Illinois as well. Estimated costs to settle outstanding liabilities associated with these two matters is less than $50 and has been accrued for by the Company. This estimate is based upon information provided by the relevant environmental agencies, legal counsel and independent environmental consultants.

      Although it is not certain what future claims, if any, may be asserted against the Company in these matters, the Company currently believes that its potential liability for future remediation costs does not exceed its present accrual. However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of the environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each PRP for the cleanup.

      It is the opinion of management, after consultation with legal counsel that additional liabilities, if any, resulting from these legal or environmental issues, are not expected to have a material adverse effect on the Company's financial condition or consolidated results of operations.

7.    IMPAIRMENT LOSS

      During the first quarter ended March 3, 2001, the Company recognized an impairment loss in its Packaging segment of $2,422 related to certain plant assets used exclusively in the manufacture of plastic closures for a customer who terminated a manufacturing contract. The loss is included in the cost of sales and was calculated under the guidelines of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

8.    RESEARCH & DEVELOPMENT

      The Company charges research and development costs relating to the development of new products or the improvement or redesign of its existing products to expense when incurred. Research and development costs were approximately $3,404 and $3,209 for the six months ended June 1, 2002 and June 2, 2001, respectively.

9.    EARNINGS PER SHARE

      The Company calculates earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted earnings per share reflects the impact of outstanding stock options and restricted stock as if exercised during the periods presented using the treasury stock method.

      The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:


                                                              Quarter Ended                   Six Months Ended
                                                      ------------------------------    ------------------------------
                                                         June 1,         June 2,          June 1,           June 2,
                                                           2002           2001              2002             2001
                                                      -------------   -------------     ------------     -------------
     Net Earnings (numerator)                         $     10,607     $      8,936     $     18,605     $      18,740

     Basic EPS:
        Weighted average number of common
        shares outstanding (denominator)                24,856,731       24,502,173       24,782,349        24,460,368

           Basic per share amount                     $       0.43     $       0.36     $       0.75             $0.77
                                                      ============     ============     ============     =============

     Diluted EPS:
        Weighted average number of common
           shares outstanding                           24,856,731       24,502,173       24,782,349        24,460,368
        Dilutive effect of stock options                   453,565          471,582          359,732           327,535
                                                      ------------     ------------     ------------     -------------
           Diluted weighted average number of
             common shares outstanding
             (denominator)                              25,310,296       24,973,755       25,142,081        24,787,903

           Diluted per share amount                   $       0.42     $       0.36     $       0.74     $        0.76
                                                      ============     ============     ============     =============

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

9.    EARNINGS PER SHARE (Continued)

      The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter:


                                                     Quarter Ended                     Six Months Ended
                                             -----------------------------      ------------------------------
                                               June 1,           June 2,          June 1,           June 2,
                                                 2002              2001             2002              2001
                                             -----------       -----------      -----------        -----------
     Options                                      41,366           --                41,366          1,535,894
     Weighted Average Exercise Price            $  31.97           --              $  31.97         $    23.58



      For the six months ended June 1, 2002, exercises of stock options added $2,164 to capital in excess of par value.

10.   COMPREHENSIVE EARNINGS

      The Company's total comprehensive earnings and its components are as follows:


                                                                 Quarter Ended                  Six Months Ended
                                                         -------------------------------  -----------------------------
                                                            June 1,          June 2,        June 1,         June 2,
                                                              2002            2001           2002            2001
                                                         ---------------  --------------  ------------   --------------
     Net earnings                                          $  10,607        $ 8,936        $  18,605        $   18,740
     Other comprehensive earnings, net of tax:
         Cash flow hedges:
            Cumulative effect of accounting change                --             --               --              (769)
            Net gain (loss) on derivative instruments            479           (234)             828              (930)
         Foreign currency translation adjustments              1,520         (1,601)             546              (396)
                                                           ---------        -------        ---------        ----------
     Total comprehensive earnings                          $  12,606        $ 7,101        $  19,979        $   16,645
                                                           =========        =======        =========        ==========


11.   RECLASSIFICATIONS

      Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

12.   SEGMENT DATA

      The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the second quarter and six-month periods ended June 1, 2002 and June 2, 2001, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.


                                                         Quarter Ended                      Six Months Ended
                                                   --------------------------         ---------------------------
                                                    June 1,          June 2,           June 1,           June 2,
                                                     2002             2001               2002             2001
                                                   ---------        ---------         ----------        ---------
Net sales:
     Engine/Mobile Filtration                      $  64,760         $ 64,333          $ 122,599        $ 123,117
     Industrial/Environmental Filtration              94,377           80,553            180,327          158,101
     Packaging                                        17,373           14,619             31,846           34,484
                                                   ---------        ---------          ---------        ---------
                                                   $ 176,510        $ 159,505          $ 334,772        $ 315,702
                                                   =========        =========          =========        =========

Operating profit:
     Engine/Mobile Filtration                      $  13,169        $  12,879          $  24,427        $  23,830
     Industrial/Environmental Filtration               4,672            3,806              7,202            5,828
     Packaging                                           955              370              1,573            5,081
                                                   ---------        ---------          ---------        ---------
                                                      18,796           17,055             33,202           34,739
Other expense                                         (2,169)          (2,980)            (4,045)          (5,319)
                                                   ---------        ---------          ---------        ---------
Earnings before income taxes and
      minority earnings                            $  16,627        $  14,075          $  29,157        $  29,420
                                                   =========        =========          =========        =========

Identifiable assets:
     Engine/Mobile Filtration                                                          $ 143,060        $ 142,684
     Industrial/Environmental Filtration                                                 298,570          271,885
     Packaging                                                                            43,885           40,259
     Corporate                                                                            41,641           57,048
                                                                                       ---------        ---------
                                                                                       $ 527,156        $ 511,876
                                                                                       =========        =========

      Nonrecurring amortization expense recorded in operating profit in the second quarter and six months ended June 2, 2001 was $117 and $223 in the Engine/Mobile Filtration segment and $567 and $1,101 in the Industrial/Environmental segment, respectively. The Packaging segment operating profit did not include any nonrecurring amortization in 2001. As discussed in Note 2 with the adoption of SFAS 142, the Company no longer amortizes goodwill or trademarks.

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

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CLARCOR's results of operations for the 2002 second quarter and six months include the results from Total Filtration Services (TFS), which the Company acquired at the beginning of the third quarter 2001. For the 2002 second quarter and six-month period, TFS added approximately $17,000,000 and $32,000,000 in sales, respectively, and added $0.01 and $0.02 to diluted earnings per share, respectively, after interest expense and income taxes. The results from TFS are included in the Company's consolidated results of operations from the date of the acquisition. Purchase accounting entries, primarily related to a $3,694,000 payment by the seller to CLARCOR for finalizing a closing balance sheet in accordance with the purchase agreement, were recorded in the first quarter of 2002. Goodwill decreased by $4,000,000 in the first quarter of 2002 primarily as a result of the settlement payment and entries associated with deferred income taxes and the valuation of acquired inventories. A final adjustment related to a preacquisition contingency was recorded in the 2002 second quarter for approximately $46,000. No additional purchase accounting entries associated with the TFS acquisition are expected other than entries to finalize deferred income taxes.

The most significant change impacting operating profit and net earnings for the 2002 six-month period compared to the first six months of 2001 was due to a nonrecurring contract cancellation payment received in the first quarter of 2001 from a customer of the Company's Packaging segment. This contract cancellation payment increased sales by $7,000,000, operating profit by $4,489,000 and diluted earnings per share by $0.12 in the first quarter of 2001. The Company also adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) at the beginning of the first quarter of 2002. This reduced amortization expense for goodwill and indefinite-lived intangible assets by approximately $1,324,000 for the six-month period of 2002. Alternatively, this amortization expense decreased diluted earnings per share by $0.04 in the first six months of 2001.

Subsequent to the end of the 2002 second quarter, the Company announced the acquisition of Locker Filtration Limited for approximately $6,500,000. No debt was assumed with the transaction. Locker's results of operations will be included with the Engine/Mobile Filtration segment beginning with the third quarter of 2002. Locker's sales totaled approximately $14,000,000 for its most recent twelve-month period.

RESULTS OF OPERATIONS: SECOND QUARTER OF 2002 COMPARED WITH SECOND QUARTER OF 2001.

CLARCOR reported increased sales, operating profit, net earnings and earnings per share for the second quarter 2002 compared to the same quarter in 2001. Net sales of $176,510,000 increased 10.7% from $159,505,000 reported for the second quarter of 2001. Compared to last year's second quarter, excluding the sales from TFS for the 2002 quarter, overall sales were approximately equal to 2001.

The Engine/Mobile Filtration segment reported slightly increased sales of 0.7% in the second quarter to $64,760,000 from $64,333,000 in 2001. Sales increases were recorded for heavy-duty truck filtration. Sales of light-duty filtration products were approximately level with the 2001 quarter. Sales of railroad locomotive filters were lower in 2002 compared to 2001 as major railroads and locomotive manufacturers continue to experience decreased rail traffic and lower demand for new locomotives.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company's Industrial/Environmental Filtration segment recorded a 17.2% overall increase in sales to $94,377,000 for the 2002 second quarter. Excluding sales from TFS, the segment's sales decreased approximately 4%. Reduced customer demand for air quality equipment, filters and systems sold primarily into the capital goods and aviation markets resulted in approximately a 20% reduction in these sales compared to the 2001 quarter. Partially offsetting this reduction was an approximate 9% increase in sales of environmental air filters in the 2002 quarter.

The Packaging segment reported second quarter sales of $17,373,000 compared to $14,619,000 in 2001, an increase of 18.8%. This increase in sales relates in part to the segment's focus on recurring metal lithography business that is supported by new metal lithography equipment installed in early 2001. In addition, sales increased for plastic closures and containers compared to the 2001 second quarter.

The Company's operating profit for second quarter 2002 was $18,796,000 compared to $17,055,000 in 2001. The 2001 quarter included approximately $684,000 of amortization expense for goodwill and intangible assets that was not recorded in 2002 due to the adoption of SFAS 142. Excluding the impact from reduced amortization expense, 2002 operating profit increased approximately 6% compared to 2001. This increase resulted primarily from profit related to TFS and productivity improvement programs that offset the impact from reduced sales levels for certain products and significant increases in pension costs and increased insurance expenses. Selling and administrative expenses increased in 2002 primarily due to TFS and second quarter 2001 included amortization expense of $684,000 for goodwill and intangibles that was not recorded in the 2002 quarter. Excluding the impact of these two changes, selling and administrative expenses in the 2002 quarter increased approximately 4% from the 2001 quarter due primarily to increases for employee benefit programs.

The Engine/Mobile Filtration segment recorded an operating profit increase in 2002 of 2.3% compared to 2001, or 1.3% excluding the impact of reduced amortization expenses due to the adoption of SFAS 142. This increase resulted primarily from discretionary cost reductions and productivity improvements that offset reduced profit from lower railroad filtration sales levels and higher insurance and pension costs. As a result, the segment's operating margin increased from 20.0% recorded in the second quarter of 2001 to 20.3% in 2002.

The Industrial/Environmental Filtration segment reported operating profit of $4,672,000 in 2002 compared to $3,806,000 in 2001. This increase includes approximately $800,000 from TFS and $567,000 from reduced amortization expense due to the adoption of SFAS 142. These increases offset reduced profit resulting from a 4% reduction in sales, excluding TFS, for the segment.

The Packaging segment's operating profit in the 2002 quarter was $955,000 compared to $370,000 in 2001, an increase of $585,000. The increase resulted from increased sales of metal and plastic packaging products in the 2002 quarter and better capacity utilization.

Net other expense for the second quarter was $2,169,000 compared to $2,980,000 in the 2001 quarter and the reduction was due primarily to lower interest expense. Interest expense was lower due to reduced interest rates and lower debt balances during the quarter.

Earnings before income taxes and minority interests for the second quarter of 2002 totaled $16,627,000, compared to $14,075,000 in the comparable quarter last year. The provision for

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
income taxes in 2002 was $6,017,000 compared to $5,129,000 in 2001. The effective rate was 36.2% in the 2002 quarter and 36.4% in 2001. The Company expects the overall effective tax rate for fiscal 2002 will be approximately 36.2%.

Net earnings in the second quarter of the current year were $10,607,000, or $0.42 per share on a diluted basis. Net earnings in the second quarter of 2001 were $8,936,000, or $0.36 per share on a diluted basis. Net earnings and diluted earnings per share were decreased by approximately $441,000 or $0.02 per diluted share in 2001 related to the amortization of goodwill and indefinite-lived intangibles that are no longer subject to such amortization. Diluted average shares outstanding were 25,310,296 at the end of the second quarter of 2002, an increase of 1.3% from the average of 24,973,755 for the 2001 quarter.

SIX MONTHS OF 2002 COMPARED TO SIX MONTHS OF 2001.

Net sales increased to $334,772,000 in 2002 from $315,702,000 in the 2001 six-month period primarily due to TFS. The 2002 six-month period included approximately $32,000,000 from TFS and the 2001 period included a $7,000,000 contract cancellation payment received in the 2001 first quarter. Excluding the sales added from TFS in 2002 and the contract cancellation payment received in the 2001 period, sales in the 2002 period were approximately 2% lower than in 2001.

The Engine/Mobile Filtration segment reported a 0.4% decrease in sales for the 2002 six-month period compared to 2001. This sales decrease resulted from lower product demand due to the U.S. economic slowdown and lower freight and railcar mileage.

Sales increased 14.1% to $180,327,000 for the Industrial/Environmental Filtration segment in 2002 from the 2001 six-month period. This sales increase was primarily due to $32,000,000 added from TFS that offset a 6% reduction in sales for the segment. This reduction was primarily due to reduced customer demand, particularly for air quality equipment and filtration systems.

The Packaging segment reported sales of $31,846,000 compared to $34,484,000 in 2001. The 2001 six-month period included a nonrecurring $7,000,000 customer contract cancellation payment. Excluding this payment, the segment's sales increased 16% primarily due to new metal lithography business related to new equipment installed in early 2001 and additional sales of plastic closures and containers.

The Company's operating profit for the six-month period totaled $33,202,000 compared to $34,739,000 in 2001. The 2001 period included profit of $4,489,000 resulting from the $7,000,000 nonrecurring contract cancellation payment less related expenses and an impairment loss of $2,422,000 for equipment previously used exclusively for the terminated contract with the Packaging customer. The 2001 period also included approximately $1,324,000 of amortization expense for goodwill and intangibles that was not recorded in 2002 due to the adoption of SFAS 142. Excluding the impact from the reduced amortization expense and the operating profit from the cancellation payment, 2002 operating profit increased approximately 5% compared to 2001. This increase resulted from profit related to TFS and productivity improvement programs that offset the impact from reduced filtration sales levels and significant increases in pension costs and insurance expenses. Selling and administrative expenses increased in 2002 primarily due to TFS and the 2001 period included amortization expense of $1,324,000 for goodwill and intangibles that was not recorded in the 2002 period. Excluding the impact of these two changes, selling and administrative expenses in the 2002 period were level with the 2001 period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Engine/Mobile Filtration segment recorded an operating profit increase of 2.5% for the six-month period on a slight sales decrease. This increase reflects the impact of reduced amortization expense of $223,000 due to the adoption of SFAS 142 and ongoing discretionary cost reductions and productivity improvements in 2002 that offset reduced profit from lower sales levels and higher insurance and pension costs. The segment's operating margin increased to 19.9% from 19.4% in 2001.

The Industrial/Environmental Filtration segment recorded operating profit of $7,202,000 for the six-month period of 2002, an increase of 23.6% from 2001. This increase includes approximately $1,300,000 from TFS and $1,101,000 from reduced amortization expense due to the adoption of SFAS 142. These increases offset reduced profit resulting from a 6% reduction in sales, excluding TFS, for the segment and increased pension and insurance costs.

The Packaging segment's operating profit decreased to $1,573,000 for the six-month 2002 period from $5,081,000 recorded in 2001. This decrease was primarily due to the profit resulting from the first quarter 2001 contract termination payment. Excluding the operating profit of $4,489,000 related to that payment, the segment's profit increased $981,000, or 166%. This increase was due primarily to higher sales levels and better capacity utilization as a result of higher customer demand for metal and plastic packaging products in the 2002 six-month period.

Net other expense for the six-month 2002 period of $4,045,000 was lower than the 2001 amount of $5,319,000 due primarily to lower interest expense as a result of lower debt balances and reduced interest rates during the 2002 period.

Earnings before income taxes and minority interests for the 2002 six-month period totaled $29,157,000, compared to $29,420,000 in the comparable period last year. The provision for income taxes was 36.1% in the 2002 period and 36.3% in 2001.

Net earnings in the 2002 six-month period were $18,605,000, or $0.74 per share on a diluted basis. Net earnings in the comparable 2001 period were $18,740,000, or $0.76 per share on a diluted basis. Net earnings and diluted earnings per share were increased by approximately $2,851,000 or $0.12 per diluted share in 2001 due to the contract cancellation payment by the Packaging segment customer. Additionally, net earnings and diluted earnings per share were decreased by approximately $851,000 or $0.04 per diluted share in 2001 related to the amortization of goodwill and indefinite-lived intangibles that are no longer subject to such amortization. Diluted average shares outstanding were 25,142,081 at the end of the six-month 2002 period, an increase of 1.4% from the average of 24,787,903 for the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased to $40,736,000 in the 2002 six-month period compared to $18,305,000 in 2001. This increase is primarily related to increased earnings and working capital management in the 2002 six-month period compared to 2001. Cash flows from investing activities in the 2002 six-month period included $3,694,000 received from the sellers of TFS in accordance with terms of the purchase agreement. In the 2002 period, $6,078,000 was used for additions to plant assets. In the 2001 six-month period, cash flows for investing activities totaled $10,155,000 and included $10,220,000 used for additions to plant assets. Cash flows used in financing activities of $34,370,000 in 2002 included net repayments on a line of credit of $30,000,000 and dividend payments of $5,937,000. Cash flows provided by financing activities

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
were $1,641,000 in 2001 and included net repayments on a line of credit of $2,000,000, $8,000,000 received from the issuance of industrial revenue bonds and dividend payments of $5,728,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's long-term debt. During the six-month period of 2002, a net repayment of $30,000,000 was made on the outstanding balance on a multicurrency revolving credit facility. At the end of the second quarter of 2002, the outstanding balance on the credit facility was $77,000,000. Investments in working capital are expected to increase in the second half of fiscal 2002; however, the Company expects to continue to use additional free cash flow in fiscal 2002 to further reduce outstanding borrowings. In addition, subsequent to the end of the 2002 second quarter, approximately $6,500,000 of cash was used for the acquisition of Locker Filtration Limited. Principal payments on other long-term debt will total approximately $5,600,000 in fiscal 2002. No payments are required in fiscal 2002 on the multicurrency revolving credit facility and the Company is in compliance with covenants related to the facility. At the end of the second quarter of 2002, $96,826,000 remained available to the Company for future borrowings under the multicurrency agreement. Capital expenditures in fiscal year 2002 are expected to be approximately $21,000,000 compared to a total of $18,204,000 in 2001. The 2002 expenditures will be used primarily for normal facility improvements, productivity improvements and to support tooling for new products. The Company's off-balance sheet arrangements relate to various operating leases as discussed in Note I in the Notes to the Consolidated Financial Statements included in the Company's Annual Report and Form 10-K for the year ended November 30, 2001 (the "Annual Report"). Commitments as of the beginning of fiscal 2002 for noncancelable leases totaled approximately $7,300,000 for 2002.

While customer demand for the Company's products will affect operating cash flow, the Company is not aware of any known trends, demands or reasonably likely events that would materially affect cash flow from operations in the future. It is likely that business acquisitions or dispositions could be made in the future that may affect operating cash flows and may require changes in the Company's debt and capitalization.

The Company's financial position at the end of the second quarter reflects increased cash flow from operations and significant reductions in long-term debt since the beginning of the 2002 fiscal year. Cash and short-term investments totaled $11,424,000 at the end of the quarter, an increase from $7,418,000 at year-end 2001. Subsequent to the end of the 2002 second quarter, approximately $6,500,000 of cash was used for the acquisition of Locker Filtration Limited. From year-end 2001 to the end of the second quarter 2002, accounts receivable increased by $1,018,000 and inventories increased by $616,000. The current ratio at the end of the second quarter was 2.4 compared to 2.6 at the end of fiscal 2001. During the first six months of 2002, $30,000,000 was repaid on a revolving credit agreement that reduced long-term debt to $104,971,000 from $135,203,000 at year-end 2001. The ratio of long-term debt to total capitalization was 26.5% at the end of the 2002 second quarter compared to the year-end 2001 level of 33.0%. At the end of the second quarter 2002, CLARCOR had 24,880,994 shares of common stock outstanding.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. The Company entered into an interest rate agreement in 2000, which expires in September 2002, that is being accounted for as a derivative financial instrument under SFAS 133 and is discussed in Note 4 to the consolidated condensed financial statements. The Company has no other interest rate or foreign currency derivative agreements. Market risks are also discussed in the Annual Report in the Financial Review on page 10.

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

Outlook

The Company remains optimistic regarding CLARCOR's future. The impact of the Total Filtration Program is expected to become more evident as it is introduced to additional current and new customers. It may take two to three years to fully implement the Program for a very large customer, particularly when there may be as many as 200 customer facilities to convert to the Program. As more customers are added and an increasing number of facilities are converted, the profit momentum is expected to grow as sales increase. As reported earlier by the Company, two new Total Filtration contracts were signed with large manufacturing companies, each of which are expected to add at least $4,000,000 in annual sales when fully implemented over the next few years. The acquisition of TFS in 2001 was made to facilitate the growth of the Total Filtration Program by combining TFS' experience in total filtration supply and management for the automotive industry with CLARCOR's filter manufacturing and financial resources. The Company plans to expand TFS' capabilities significantly in 2002 with investments in its distribution and technology infrastructure. This is expected to accelerate the growth in sales of the Total Filtration Program, though any improvement to margins is not expected until fiscal 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

In addition to participating in the Total Filtration Program, each of the Company's filtration businesses has its own growth plans. However, a continued slowdown or an improvement in the U.S. and world economy will impact the Company's growth for the remainder of 2002. The Company believes that sales levels overall will remain good during the remainder of the year for Engine/Mobile Filtration products as new sales and marketing initiatives begun late in 2001 take hold; however, sales of filters used for railroad locomotives are expected to be lower as a result of continued reduced railcar mileage. Though the Industrial/Environmental Filtration segment experienced good demand for air filters especially late in the second quarter of 2002, the economic slowdown has particularly affected sales of filters and equipment, such as dust collectors and electrostatic filtration equipment, sold primarily into the capital goods markets. The Company anticipates that customer demand will be reasonable to good for filters for industrial manufacturing processes for the remainder of 2002 and sales are expected to remain slow and below last year for equipment sold into the capital goods markets. However, due to new productivity improvement programs begun earlier this year and others expected later this year, and due to significantly improved operations at several newer facilities, this segment's operating profit and margins are expected to exceed last year's results. The Packaging segment will continue with its transition to a business model focused on growth in its core strength of flat sheet metal lithography and will also continue to develop new plastic closure and container business. This repositioning is resulting in sales and operating profit improvements which are expected to continue. In addition, the efficiency of new lithography equipment that was installed in early 2001 continues to increase. Combined with growing sales to leverage this investment in equipment and further cost reduction efforts, the Company expects additional margin improvement for the Packaging segment in 2002.

Continued emphasis on cost reductions within each business unit is expected to offset cost increases for health care, insurance and pensions. Due to significantly reduced pension asset valuations and lower discount rates, pension expense is expected to increase by approximately $3,000,000 in fiscal 2002 from 2001. Costs for property and liability insurance and pensions are particularly impacted by economic conditions and by decreasing interest rates, lower stock market valuations and reinsurance availability. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Capital investments will continue to be made in each segment's facilities to improve productivity and to support the Total Filtration Program and new products. The Company is also planning additional expansion of manufacturing operations in Asia for the production of Engine/Mobile filters. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if recessionary economic conditions persist. Due to the adoption of SFAS 142, amortization of goodwill and indefinite-lived intangible assets will be reduced on an annual basis by approximately $2,900,000, or $0.07 per diluted share.

CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company's products are sold; the success of the Company's Total Filtration Program; the timing

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles, raw material costs, insurance, pension, energy costs, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the fluctuation in interest rates, primarily LIBOR, which affect the cost of borrowing under the revolving credit facility; the fluctuation in foreign and U.S. currency exchange rates; extraordinary events such as litigation, acquisitions or divestitures including related charges; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items it is possible that in some future quarters the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of CLARCOR common stock could be materially adversely affected.

Part II - Other Information

Item 6a  -   Exhibits Filed as Part of this Report
             (12.1)  Statement re calculation of certain ratios

Item 6b  -   The Company did not file a Form 8-K during the second quarter ended
             June 1, 2002.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      CLARCOR Inc.
                                      (Registrant)



     June 24, 2002                    By /s/ Bruce A. Klein
-----------------------                 ----------------------------------------
         (Date)                         Bruce A. Klein, Vice President - Finance
                                        and Chief Financial Officer