Form 10-Q
period 2002-08-31
CLARCOR INC
filed 2002-09-20
CIK 20740

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


                      For the quarter ended August 31, 2002
                                     -------




                       REGISTRANT: CLARCOR Inc. (Delaware)
                                     -------

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended August 31, 2002             Commission File Number 1-11024



                                  CLARCOR Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                           36-0922490
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois            61125
----------------------------------------------------       ---------------
     (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code           815-962-8867
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


                      24,901,154 common shares outstanding
             -------------------------------------------------------

Part I - Item 1
                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                    --------

                                                             August 31,  November 30,
                                    ASSETS                     2002         2001
                                                             ----------  ------------
                                                            (unaudited)
Current assets:
     Cash and short-term cash investments                    $   7,704     $   7,418
     Accounts receivable, less allowance for losses
           of $8,065 for 2002 and $7,920 for 2001              122,854       115,003
     Inventories:
           Raw materials                                        35,110        37,195
           Work in process                                      11,492        12,183
           Finished products                                    55,405        54,913
                                                             ---------     ---------
              Total inventories                                102,007       104,291
                                                             ---------     ---------

     Prepaid expenses and other current assets                   4,518         4,120
     Deferred income taxes                                      15,886        13,518
                                                             ---------     ---------

                 Total current assets                          252,969       244,350
                                                             ---------     ---------

Plant assets at cost,                                          288,642       277,309
        less accumulated depreciation                         (154,338)     (139,993)
                                                             ---------     ---------
                                                               134,304       137,316
                                                             ---------     ---------

Goodwill                                                        83,020        80,108
Trademarks                                                      29,255        29,255
Other acquired intangibles, less accumulated amortization        9,286         9,831
Pension assets                                                  19,482        18,939
Other noncurrent assets                                          9,505        10,818
                                                             ---------     ---------

                                                             $ 537,821     $ 530,617
                                                             =========     =========

                                   LIABILITIES

Current liabilities:
     Current portion of long-term debt                       $   5,644     $   5,579
     Accounts payable                                           48,604        42,657
     Income taxes                                                9,765         4,526
     Accrued employee compensation                              16,522        15,099
     Other accrued liabilities                                  28,313        27,070
                                                             ---------     ---------

                 Total current liabilities                     108,848        94,931
                                                             ---------     ---------

Long-term debt, less current portion                            94,846       135,203
Long-term pension liabilities                                    6,530         4,955
Other long-term liabilities                                     23,742        20,833
Minority interests                                                 463           434

Contingencies

                              SHAREHOLDERS' EQUITY

Capital stock                                                   24,901        24,626
Capital in excess of par value                                  12,657         9,565
Accumulated other comprehensive earnings                        (5,283)       (9,179)
Retained earnings                                              271,117       249,249
                                                             ---------     ---------
                                                               303,392       274,261
                                                             ---------     ---------

                                                             $ 537,821     $ 530,617
                                                             =========     =========


            See Notes to Consolidated Condensed Financial Statements
                                  Page 2 of 31

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
                                    ---------

                                                         Quarter Ended                     Nine Months Ended
                                                  -------------------------------  -------------------------------
                                                    August 31,       September 1,     August 31,      September 1,
                                                      2002              2001            2002              2001
                                                  ------------     --------------  -------------     -------------
Net sales                                         $    189,368     $    175,645    $     524,140      $   491,347
Cost of sales                                          135,810          125,339          374,572          349,411
                                                  ------------     ------------    -------------      ------------

     Gross profit                                       53,558           50,306          149,568          141,936

Selling and administrative expenses                     33,041           31,777           95,849           88,668
                                                  ------------     ------------    -------------      ------------
     Operating profit                                   20,517           18,529           53,719           53,268
                                                  ------------     ------------    -------------      ------------
Other income (expense):
   Interest expense                                     (1,526)          (2,504)          (5,320)          (7,965)
   Interest income                                          88              199              373              535
   Other, net                                               (2)             (84)            (538)            (278)
                                                  ------------     ------------    -------------      ------------
                                                        (1,440)          (2,389)          (5,485)          (7,708)
                                                  ------------     ------------    -------------      ------------
     Earnings before income taxes and
       minority interests                               19,077           16,140           48,234           45,560

Provision for income taxes                               6,884            5,868           17,419           16,546
                                                  ------------     ------------    -------------      ------------
     Earnings before minority interests                 12,193           10,272           30,815           29,014

Minority interests in earnings of subsidiaries              (8)             (15)             (25)             (17)
                                                  ------------     ------------    -------------      ------------
Net earnings                                      $     12,185     $     10,257    $      30,790      $    28,997
                                                  ============     ============    =============      ============

Net earnings per common share:
     Basic                                        $       0.49     $       0.42    $        1.24      $      1.18
                                                  ============     ============    =============      ============
     Diluted                                      $       0.48     $       0.41    $        1.22      $      1.17
                                                  ============     ============    =============      ============

Average number of common shares outstanding:
     Basic                                          24,896,048       24,594,053       24,817,964       24,507,888
                                                  ============     ============    =============      ============
     Diluted                                        25,300,904       25,118,441       25,187,422       24,843,710
                                                  ============     ============    =============      ============

Dividends paid per share                          $     0.1200     $     0.1175    $      0.3600      $    0.3525
                                                  ============     ============    =============      ============

           See Notes to Consolidated Condensed Financial Statements
                                  Page 3 of 31

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
                                    --------


                                                                        Nine Months Ended
                                                                      -------------------------
                                                                      August 31,   September 1,
                                                                        2002          2001
                                                                      ---------  --------------
Cash flows from operating activities:
     Net earnings                                                      $ 30,790       $ 28,997
     Depreciation                                                        14,781         14,251
     Amortization                                                           545          2,679
     Impairment of plant assets                                               -          2,422
     Changes in assets and liabilities                                   17,348         (6,299)
     Other, net                                                             (63)          (261)
                                                                       --------       --------

              Net cash provided by operating activities                  63,401         41,789
                                                                       --------       --------

Cash flows from investing activities:
     Additions to plant assets                                           (9,612)       (15,240)
     Business acquisitions, net of cash acquired                         (6,559)       (33,498)
     Other, net                                                             259            706
                                                                       --------       --------

              Net cash used in investing activities                     (15,912)       (48,032)
                                                                       --------       --------

Cash flows from financing activities:
     Proceeds from line of credit                                        10,000         25,500
     Payments on line of credit                                         (45,000)       (16,500)
     Proceeds from long-term debt                                             -          8,000
     Reduction of long-term debt                                         (5,295)        (5,145)
     Cash dividends paid                                                 (8,922)        (8,611)
     Other, net                                                           1,850          2,568
                                                                       --------       --------

              Net cash provided by (used in) financing activities       (47,367)         5,812
                                                                       --------       --------

Net effect of exchange rate changes on cash                                 164             (8)
                                                                       --------       --------

Net change in cash and short-term cash investments                          286           (439)

Cash and short-term cash investments,
     beginning of period                                                  7,418         10,864
                                                                       --------       --------

Cash and short-term cash investments,
     end of period                                                     $  7,704       $ 10,425
                                                                       ========       ========


Cash paid during the period for:
     Interest                                                          $  6,021       $  8,803
                                                                       ========       ========
     Income taxes                                                      $  8,486       $ 16,517
                                                                       ========       ========

            See Notes to Consolidated Condensed Financial Statements
                                  Page 4 of 31

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

     The consolidated condensed balance sheet as of August 31, 2002, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended August 31, 2002, and September 1, 2001, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2001 annual report to shareholders except for the adoption of new accounting pronouncements as discussed in Note 2. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended August 31, 2002 are not necessarily indicative of the operating results for the full year.

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

     As a result of adopting SFAS 142, the Company completed the transitional goodwill impairment reviews required by the new standards during the first quarter of 2002. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present value method that discounted future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates and terminal value. The Company further assessed the reasonableness of these estimates by using valuation methods based on market multiples and recent capital market transactions. As of December 1, 2001, the transition date, there was no impairment to goodwill as the fair values exceeded the carrying values of the reporting units. The carrying amounts of goodwill by reporting unit as of August 31, 2002 are as follows: $12,495 for Engine/Mobile Filtration, $70,525 for Industrial/Environmental Filtration and $0 for Packaging. During the nine months ended August 31, 2002, the carrying amount for the Industrial/Environmental segment increased by approximately $2,918 related to a third quarter acquisition offset by $3,954 due to purchase price adjustments related to a 2001 acquisition. The carrying amount of goodwill for the Engine/Mobile segment increased during the nine months ended August 31, 2002 by $3,880 related to an acquisition. These acquisitions are discussed in Note 3. There were also insignificant changes to the carrying values due to foreign currency translation adjustments.

     The Company also performed the impairment tests on its indefinite-lived intangibles as of December 1, 2001 using the relief-from-royalty method to determine the fair value of its trademarks and trade names. As of December 1, 2001, there was no impairment as the fair value was greater than the carrying value of $29,255 for these indefinite-lived intangibles.

     In connection with adopting SFAS 142, the Company also reassessed the useful lives and classification of identifiable finite-lived intangible assets and determined that they continue to be appropriate. The gross carrying amount of amortized intangible assets was $12,152 and the related accumulated amortization was $2,866 at August 31, 2002. The amortization expense during the quarter and nine months ended August 31, 2002 was $180 and $545, respectively, and is estimated to be $726 for fiscal year 2002. The estimated amounts of amortization expense for the next five years are:
     $656 in 2003, $501 in 2004, $498 in 2005, $498 in 2006 and $198 in 2007.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

2.   RECENT ACCOUNTING PRONOUNCEMENTS: BUSINESS COMBINATIONS, GOODWILL
     (Continued)


     The following table presents net earnings and earnings per share assuming the nonamortization provisions of SFAS 142 were applied to fiscal year 2001:

                                                                     Three Months Ended                        Year Ended
                                                  ----------------------------------------------------------
                                                   March 3,     June 2,     September 1,     November 30,     November 30,
                                                     2001         2001          2001             2001             2001
                                                  ------------------------------------------------------------------------
Reported net earnings                             $    9,804    $  8,936     $   10,257       $ 12,896        $   41,893
   Goodwill amortization, net of income taxes            302         314            412            347             1,375
   Other amortization, net of income taxes               108         127            124            117               475
                                                  ------------------------------------------------------------------------

Adjusted net earnings                             $   10,214    $  9,377     $   10,793      $  13,359        $   43,743
                                                  ========================================================================

Basic EPS:

   Basic as reported                              $     0.40    $   0.36     $     0.42      $    0.52        $     1.71
   Goodwill amortization, net of income taxes           0.02        0.01           0.02           0.01              0.06
   Other amortization, net of income taxes                 -        0.01              -           0.01              0.02
                                                  ------------------------------------------------------------------------

Adjusted basic earnings per share                 $     0.42    $   0.38     $     0.44      $    0.54        $     1.79
                                                  ========================================================================

Diluted EPS:

   Diluted as reported                            $     0.40   $    0.36     $     0.41      $    0.51        $     1.68
   Goodwill amortization, net of income taxes           0.02        0.01           0.01           0.01              0.05
   Other amortization, net of income taxes                 -        0.01              -           0.01              0.02
                                                  ------------------------------------------------------------------------

Adjusted diluted earnings per share               $     0.42   $    0.38     $     0.42      $    0.53        $     1.75
                                                  ========================================================================


3.   BUSINESS COMBINATIONS

     During the third quarter ended August 31, 2002, the Company acquired Locker Filtration Limited (Locker), a Warrington, England manufacturer of heavy-duty air filters, diesel and gas turbine air intake system filters and specialty filters, and Total Filter Technology (TFT), a process liquid filtration manufacturer based in North Chelmsford, Massachusetts, for approximately $10,253 in cash. As a result of the acquisitions, Locker and TFT became subsidiaries of the Company and their results will be included in the Company's consolidated results of operations from the dates of acquisition. The combined sales for both Locker and TFT in the most recent twelve-month period were approximately $15,000. Locker is included in the Engine/Mobile Filtration segment. TFT is included in the Industrial/Environmental Filtration segment.

     A preliminary allocation of the initial purchase prices has been made to major categories of assets and liabilities for each acquisition. The preliminary allocation of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired for Locker and for TFT resulted in $3,880 and $2,918 recorded as goodwill for each acquisition,

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------
3.   BUSINESS COMBINATIONS (Continued)

     respectively. The Locker and TFT acquisitions are not material to the results of the Company. The Company expects to make additional adjustments during the fourth quarter of 2002 to reflect purchase agreement adjustments, appraisal values of assets acquired and adjustments for assets and liabilities assumed.

     On June 4, 2001, the Company acquired the stock of several filtration management companies for approximately $29,258, net of cash received, including acquisition expenses. The purchase price was paid in cash with available funds and proceeds from long-term borrowings from a revolving credit facility. As a result of the acquisition, the companies were combined into one company, Total Filtration Services, Inc. (TFS), and became a subsidiary of the Company. TFS is included in the Industrial/Environmental Filtration segment. The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill and amortized over forty years by the straight-line method. The initial purchase price was based on the net assets of the businesses acquired as shown on a June 4, 2001 balance sheet subject to a final adjustment. During the first quarter of 2002, the purchase price was finalized resulting in a $3,694 payment by the seller to the Company. A decrease to goodwill of $3,954 was recorded primarily as a result of the net settlement payment and entries associated with deferred income taxes, the valuation of inventory acquired, and preacquisition contingencies related to contract matters. No additional purchase accounting entries associated with the TFS acquisition are expected other than entries to finalize deferred income taxes. The results are included in the Company's consolidated results of operations from the date of acquisition. Unaudited pro forma net sales for the Company would have been $517,345 for the nine months ended September 1, 2001. Net earnings and earnings per share for fiscal 2001 would not have been significantly affected.

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

     This interest rate agreement provides for the Company to pay a 7.34% fixed interest rate on a notional amount of $60,000 and expired September 11, 2002. Under the agreement the Company will receive interest at floating rates based on LIBOR. This derivative instrument is designated as a cash flow hedge and determined to be effective. Therefore, there was no adjustment to net earnings during the nine month period of 2002 or 2001 for hedge effectiveness. At August 31, 2002, the fair value of the agreement was a negative $835 and is included in other current liabilities. The reversal of previously recorded net derivative losses included in other comprehensive earnings for the nine months ended August 31, 2002 was $2,097 (or $1,363 pretax). Such derivative gains and losses will be reclassified into earnings as payments are made on its variable rate interest debt and totaled approximately $1,440 during the nine months ended August 31, 2002. The remaining amount of net derivative losses

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------
4.   DERIVATIVE INSTRUMENTS (Continued)

     included in accumulated other comprehensive income at August 31, 2002 will be reclassified into earnings in the fourth quarter of fiscal year 2002. At November 30, 2001, the fair value of the agreement was a negative $2,932 and is included in other current liabilities. The net loss included in other comprehensive earnings for the nine months ended August 31, 2001 was $1,045 ($1,608 pretax).

5.   LONG-TERM DEBT

     On May 1, 2001, the Company, in cooperation with the Campbellsville-Taylor County Industrial Development Authority, issued $8,000 of Industrial Revenue Bonds. The bonds are due May 1, 2031, with a variable rate of interest that is reset weekly. In conjunction with the issuance of the Industrial Revenue Bonds, the Company holds in trust certain restricted investments committed for the acquisition of plant equipment. At August 31, 2002, the restricted asset balance was $1,245 and is included in other noncurrent assets.

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

     At August 31, 2002, the Company was addressing two claims for environmental remediation costs at two sites where it has been named a potentially responsible party. A negotiated settlement has been reached on a "buyout" basis concerning waste disposal by the Company and other companies at a site in Maryland. Based upon past participation, the Company expects to qualify for a buyout settlement at a site in Illinois as well. Estimated costs to settle outstanding liabilities associated with these two matters is less than $50 and has been accrued for by the Company. This estimate is based upon information provided by the relevant environmental agencies, legal counsel and independent environmental consultants.

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

8.   RESEARCH & DEVELOPMENT

     The Company charges research and development costs relating to the development of new products or the improvement or redesign of its existing products to expense when incurred. Research and development costs were approximately $4,809 and $4,591 for the nine months ended August 31, 2002 and September 1, 2001, respectively.

9.   EARNINGS PER SHARE

     The Company calculates earnings per share according to Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted earnings per share reflects the impact of outstanding stock options and restricted stock as if exercised during the periods presented using the treasury stock method.

     The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:

                                                 Quarter Ended                   Nine Months Ended
                                           ----------------------------   ----------------------------
                                             August 31,    September 1,     August 31,   September 1,
                                                2002          2001             2002         2001
                                           ------------    ------------   ------------   -------------
Net Earnings (numerator)                    $    12,185    $    10,257    $    30,790    $    28,997

Basic EPS:
   Weighted average number of common
   shares outstanding (denominator)          24,896,048     24,594,053     24,817,964     24,507,888

    Basic per share amount                  $      0.49    $      0.42    $      1.24    $      1.18
                                            ===========    ===========    ===========    ============

Diluted EPS:
   Weighted average number of common
      shares outstanding                     24,896,048     24,594,053     24,817,964     24,507,888
   Dilutive effect of stock options             404,856        524,388        369,458        335,822
                                            -----------    -----------    -----------    ------------
      Diluted weighted average number of
        common shares outstanding
        (denominator)                        25,300,904     25,118,441     25,187,422     24,843,710

      Diluted per share amount              $      0.48    $      0.41    $      1.22    $      1.17
                                            ===========    ===========    ===========    ============

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

     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter:

                                                     Quarter Ended                    Nine Months Ended
                                            ---------------------------------  ---------------------------------
                                              August 31,       September 1,      August 31,       September 1,
                                                 2002              2001             2002              2001
                                            ---------------   ---------------  ---------------   ---------------
     Options                                      60,187            -                60,187            51,751
     Weighted Average Exercise Price            $  31.66            -              $  31.66          $  25.09


     For the nine months ended August 31, 2002, exercises of stock options added $2,224 to capital in excess of par value.

10.  COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:

                                                                  Quarter Ended                    Nine Months Ended
                                                         --------------------------------  --------------------------------
                                                           August 31,      September 1,      August 31,     September 1,
                                                              2002             2001             2002             2001
                                                         ---------------  ---------------  --------------- ----------------
     Net earnings                                          $  12,185        $    10,257      $  30,790        $   28,997
     Other comprehensive earnings, net of tax:
         Cash flow hedges:
            Cumulative effect of accounting change                 -                 -               -              (769)
            Net gain (loss) on derivative instruments            535               (115)         1,363            (1,045)
         Foreign currency translation adjustments              1,987                854          2,533               458
                                                         ---------------  ---------------  --------------- ----------------

     Total comprehensive earnings                          $  14,707        $   10,996       $  34,686        $   27,641
                                                         ===============  ===============  =============== ================

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

12.  SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the third quarter and nine-month periods ended August 31, 2002 and September 1, 2001, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                            Quarter Ended                     Nine Months Ended
                                                 ------------------------------------  ---------------------------------
                                                     August 31,       September 1,      August 31,       September 1,
                                                        2002              2001             2002              2001
                                                   ---------------  -----------------  --------------   ----------------
     Net sales:
          Engine/Mobile Filtration                       $ 70,385           $ 64,421       $ 192,984          $ 187,538
          Industrial/Environmental Filtration             101,174             94,214         281,501            252,315
          Packaging                                        17,809             17,010          49,655             51,494
                                                   ---------------  -----------------  --------------   ----------------
                                                        $ 189,368          $ 175,645       $ 524,140          $ 491,347
                                                   ===============  =================  ==============   ================

     Operating profit:
          Engine/Mobile Filtration                       $ 13,358           $ 12,610        $ 37,785           $ 36,440
          Industrial/Environmental Filtration               5,994              4,974          13,196             10,802
          Packaging                                         1,165                945           2,738              6,026
                                                   ---------------  -----------------  --------------   ----------------
                                                           20,517             18,529          53,719             53,268
     Other expense                                         (1,440)            (2,389)         (5,485)            (7,708)
                                                   ----------------   ----------------  --------------  -----------------
     Earnings before income taxes and
           minority earnings                             $ 19,077           $ 16,140        $ 48,234           $ 45,560
                                                   ===============  =================  ==============   ================

     Identifiable assets:
          Engine/Mobile Filtration                                                         $ 145,198          $ 138,352
          Industrial/Environmental Filtration                                                300,723            308,784
          Packaging                                                                           45,384             43,594
          Corporate                                                                           46,516             49,984
                                                                                       --------------  -----------------
                                                                                           $ 537,821          $ 540,714
                                                                                       ==============  =================

     Nonrecurring amortization expense recorded in operating profit in the third quarter and nine months ended September 1, 2001 was $111 and $334 in the Engine/Mobile Filtration segment and $727 and $1,828 in the Industrial/Environmental segment, respectively. The Packaging segment operating profit did not include any nonrecurring amortization in 2001. As discussed in Note 2 with the adoption of SFAS 142, the Company no longer amortizes goodwill or trademarks.

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

 Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CLARCOR's results of operations and financial position for the 2002 third quarter and nine months include several acquisitions made by the Company during 2002 and 2001. At the beginning of third quarter 2002, the Company acquired Locker Filtration (Locker) which added sales of approximately $3,300,000 for the quarter. At the end of the 2002 third quarter the Company acquired Total Filtration Technology (TFT) which will be included in the results of operations beginning with the fourth quarter of 2002. The Company's operating profit and net earnings were not materially impacted by these businesses in 2002. Additional purchase accounting entries related to the combined purchase price of approximately $10,253,000 for Locker and TFT will be made during the fourth quarter of 2002 to reflect purchase agreement adjustments, appraisal values of assets acquired and adjustments for assets and liabilities assumed. No debt was assumed with either of these transactions.

The Company acquired Total Filtration Services (TFS) at the beginning of the third quarter 2001. Sales and operating profit for the 2002 and 2001 third quarter include the results of operations from TFS and for the first six-month period of 2002, TFS added approximately $32,000,000 in sales and $0.02 to diluted earnings per share, after interest expense and income taxes. Purchase accounting entries for TFS, primarily related to a $3,694,000 payment by the seller to CLARCOR for finalizing a closing balance sheet in accordance with the purchase agreement, were recorded in the first quarter of 2002. Goodwill decreased by $4,000,000 in the first quarter of 2002 primarily as a result of the settlement payment and entries associated with deferred income taxes and the valuation of acquired inventories. A final adjustment related to a preacquisition contingency was recorded in the 2002 second quarter for approximately $46,000. No additional purchase accounting entries associated with the TFS acquisition are expected other than entries to finalize deferred income taxes.

The most significant change impacting operating profit and net earnings for the 2002 nine-month period compared to the first nine months of 2001 was due to a nonrecurring contract cancellation payment received in the first quarter of 2001 from a customer of the Company's Packaging segment. This contract cancellation payment increased sales by $7,000,000, operating profit by $4,489,000 and diluted earnings per share by $0.12 in the first quarter of 2001.

The Company also adopted Statement of Financial Accounting Standards No. 142 (SFAS 142) at the beginning of the first quarter of 2002 as described in Note 2 to the consolidated condensed financial statements. No impairment charges were recorded as a result of adopting SFAS 142; however, amortization expense for goodwill and indefinite-lived intangible assets was reduced by approximately $2,162,000 for the nine-month period of 2002 compared to 2001. Alternatively, this amortization expense decreased diluted earnings per share by $0.05 in the first nine months of 2001.

RESULTS OF OPERATIONS: THIRD QUARTER OF 2002 COMPARED WITH THIRD QUARTER
OF 2001.

CLARCOR reported record sales, operating profit, net earnings and earnings per share for the third quarter 2002. Net sales of $189,368,000 increased 7.8% from $175,645,000 reported for the third quarter of 2001. Compared to last year's third quarter, excluding the sales from Locker for the 2002 quarter, overall sales increased approximately 6% from 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Engine/Mobile Filtration segment reported increased sales of 9.3% in the third quarter to $70,385,000 from $64,421,000 in 2001, or an increase of approximately 4% excluding Locker. Sales of heavy-duty filters, both in domestic and international markets, were particularly strong in the 2002 quarter and sales of light-duty filtration products were slightly lower than the 2001 quarter. Sales of railroad locomotive filters were lower in 2002 compared to 2001 as major railroads and locomotive manufacturers continue to experience decreased rail traffic and lower demand for new locomotives.

The Industrial/Environmental Filtration segment recorded a 7.4% overall increase in sales to $101,174,000 for the 2002 third quarter compared to $94,214,000 in 2001. Particularly strong were increased sales of 10% for environmental air filters used in commercial, industrial and residential HVAC systems and sales for Total Filtration Services. Sales of industrial filtration products sold for oil and gas drilling, pharmaceutical, beverage, defense and fluid power applications also increased compared to the prior year quarter. These increases offset continued lower sales resulting from reduced customer demand for air quality equipment and filters and systems sold primarily into the capital goods markets.

The Packaging segment reported third quarter sales of $17,809,000 compared to $17,010,000 in 2001, an increase of 4.7%. This increase in sales relates in part to the segment's focus on recurring metal lithography business that is supported by new metal lithography equipment the segment installed in early 2001. Partially offsetting the increase in metal sales was a reduction in sales of plastic packaging products for the quarter.

The Company's operating profit for third quarter 2002 was $20,517,000 compared to $18,529,000 in 2001. The 2001 quarter included approximately $838,000 of amortization expense for goodwill and intangible assets that was not recorded in 2002 due to the adoption of SFAS 142. Excluding the impact from reduced amortization expense, 2002 operating profit increased approximately 6% compared to 2001. This increase resulted primarily from increased sales levels and productivity improvement programs that offset the impact from cost increases for employee benefit programs, pensions and insurance. Foreign currency fluctuations also slightly increased sales and operating profit for the quarter. Selling and administrative expenses for third quarter 2001 included amortization expense of $838,000 for goodwill and intangibles that was not recorded in the 2002 quarter. Excluding the impact of this change, selling and administrative expenses in the 2002 quarter increased approximately 7% from the 2001 quarter due primarily due to increased business activity related to the increased sales levels and for expenses related to employee benefit programs.

The Engine/Mobile Filtration segment recorded an operating profit increase in 2002 of 5.9% compared to 2001, or 5% excluding the impact of reduced amortization expenses due to the adoption of SFAS 142. This increase resulted primarily from higher heavy-duty sales levels, discretionary cost reductions and productivity improvements. These increases to operating profit offset reduced profit from lower railroad filtration sales levels, a small operating loss at Locker, and higher raw material, insurance, pension and employee benefit costs. The segment's operating margin declined from 19.6% in 2001 to 19.0% in 2002, but excluding Locker, operating margins increased to 20.0% in the third quarter of 2002.

The Industrial/Environmental Filtration segment reported operating profit of $5,994,000 in 2002 compared to $4,974,000 in 2001. Strong sales and improved productivity from the segment's air filtration businesses offset increased benefit plan and insurance costs. The quarter was also

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

impacted by continued reduced sales of filtration equipment. The 2001 quarter included approximately $727,000 for amortization expense that did not recur in 2002 due to the adoption of SFAS 142. The segment's operating margin of 5.9% for the quarter reflects improved productivity, particularly at several newer facilities, and compares to 5.0% recorded for second quarter 2002.

The Packaging segment's operating profit in the 2002 quarter was $1,165,000 compared to $945,000 in 2001, an increase of $220,000. The increase resulted from increased sales of lithographed metal and packaging products in the 2002 quarter and better capacity utilization.

Net other expense for the third quarter was $1,440,000 compared to $2,389,000 in the 2001 quarter and the reduction was due primarily to lower interest expense. Interest expense was lower due to reduced interest rates and lower debt balances during the quarter.

Earnings before income taxes and minority interests for the third quarter of 2002 totaled $19,077,000, compared to $16,140,000 in the comparable quarter last year. The provision for income taxes in 2002 was $6,884,000 compared to $5,868,000 in 2001. The effective rate was 36.1% in the 2002 quarter and 36.4% in 2001. The Company expects the overall effective tax rate for fiscal 2002 will be approximately 36.1%; however, certain tax reviews and audits may be concluded in the fourth quarter of 2002 that may favorably impact the rate recorded in the fourth quarter of 2002.

Net earnings in the third quarter of the current year were $12,185,000, or $0.48 per share on a diluted basis. Net earnings in the third quarter of 2001 were $10,257,000, or $0.41 per share on a diluted basis. Net earnings and diluted earnings per share were decreased by approximately $536,000 or $0.01 per diluted share in 2001 related to the amortization of goodwill and indefinite-lived intangibles that are no longer subject to such amortization. Diluted average shares outstanding were 25,300,904 at the end of the third quarter of 2002, an increase of 0.7% from the average of 25,118,441 for the 2001 quarter.

NINE MONTHS OF 2002 COMPARED TO NINE MONTHS OF 2001.

Net sales increased to $524,140,000 in 2002 from $491,347,000 in the 2001 nine-month period. Sales for 2002 include approximately $32,000,000 from TFS for the first six-months and $3,300,000 from Locker for third quarter 2002. The 2001 period included a nonrecurring $7,000,000 contract cancellation payment received in the 2001 first quarter. Excluding the sales added from TFS and Locker in 2002 compared to 2001 and the contract cancellation payment received in the 2001 period, sales in the 2002 nine-month period were approximately 1% higher than the prior year.

The Engine/Mobile Filtration segment reported a 2.9% increase in sales, or approximately 1% excluding Locker, for the 2002 nine-month period compared to 2001. This sales increase resulted primarily from stronger second and third quarter 2002 heavy-duty filtration sales which offset reduced sales of railroad filtration products due primarily to reduced rail traffic.

Sales increased 11.6% for the Industrial/Environmental Filtration segment to $281,501,000 in 2002 from $252,315,000 in the 2001 nine-month period. This sales increase was primarily due to $32,000,000 added from TFS for the first six-month period of 2002 that offset an overall 1% reduction in sales for the segment. This reduction was primarily due to reduced customer demand,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

particularly for air quality equipment and filtration systems that was partially offset by increased sales of environmental air quality filters and specialty industrial filters.

The Packaging segment reported sales of $49,655,000 compared to $51,494,000 in 2001. The 2001 period included a nonrecurring $7,000,000 customer contract cancellation payment. Excluding this payment, the segment's sales increased 12% primarily due to new metal lithography business related to new equipment the segment installed in early 2001 and additional sales of plastic closures and containers.

The Company's operating profit for the nine-month period totaled $53,719,000 compared to $53,268,000 in 2001. The 2001 period included profit of $4,489,000 resulting from the $7,000,000 nonrecurring contract cancellation payment less related expenses and an impairment loss of $2,422,000 for equipment previously used exclusively for the terminated contract with the Packaging customer. The 2001 period also included approximately $2,162,000 of amortization expense for goodwill and intangibles that was not recorded in 2002 due to the adoption of SFAS 142. Excluding the impact from the reduced amortization expense and the operating profit from the cancellation payment, 2002 operating profit increased approximately 5% compared to 2001. This increase resulted primarily from profit related to TFS and productivity improvement programs that offset the impact from increased costs for employee benefit programs, pensions and insurance. Selling and administrative expenses increased in 2002 primarily due to TFS, and the 2001 period included amortization expense of $2,162,000 for goodwill and intangibles that was not recorded in the 2002 period. Excluding the impact of these two changes, selling and administrative expenses in the 2002 period increased approximately 3% from the 2001 period.

The Engine/Mobile Filtration segment recorded an operating profit increase of 3.7% for the nine-month period. This increase reflects the impact of reduced amortization expense of $334,000 due to the adoption of SFAS 142 and ongoing discretionary cost reductions and productivity improvements in 2002 that offset increased costs for employee benefit programs, insurance and pensions. The segment's operating margin increased to 19.6% from 19.4% in 2001. Excluding the impact of Locker in 2002 and the amortization expense recorded in 2001, operating margin improved to 20.0% from 19.6% for the nine-month period.

The Industrial/Environmental Filtration segment recorded operating profit of $13,196,000 for the nine-month period of 2002, an increase of 22.2% from 2001. This increase of $2,394,000 includes approximately $1,300,000 from TFS for the first six months of 2002 and $1,828,000 from reduced amortization expense due to the adoption of SFAS 142. These increases offset reduced profit resulting from a 1% reduction in sales for the segment, excluding TFS, and increased costs for employee benefit plans, pensions and insurance.

The Packaging segment's operating profit decreased to $2,738,000 for the nine-month 2002 period from $6,026,000 recorded in 2001. This decrease was primarily due to the profit resulting from the first quarter 2001 contract termination payment. Excluding the operating profit of $4,489,000 related to that payment, the segment's profit increased $1,201,000, or 78%. This increase was due primarily to higher sales levels and better capacity utilization as a result of higher customer demand for metal and plastic packaging products in the 2002 nine-month period.

Net other expense for the nine-month 2002 period of $5,485,000 was lower than the 2001 amount of $7,708,000 due primarily to lower interest expense as a result of lower debt balances and reduced interest rates during the 2002 period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Earnings before income taxes and minority interests for the 2002 nine-month period totaled $48,234,000, compared to $45,560,000 in the comparable period last year. The provision for income taxes was 36.1% in the 2002 period and 36.3% in 2001.

Net earnings in the 2002 nine-month period were $30,790,000, or $1.22 per share on a diluted basis. Net earnings in the comparable 2001 period were $28,997,000, or $1.17 per share on a diluted basis. Net earnings and diluted earnings per share were increased by approximately $2,851,000 or $0.12 per diluted share in 2001 due to the contract cancellation payment by the Packaging segment customer. Additionally, net earnings and diluted earnings per share were decreased by approximately $1,387,000 or $0.05 per diluted share in 2001 related to the amortization of goodwill and indefinite-lived intangibles that are no longer subject to such amortization. Diluted average shares outstanding were 25,187,422 at the end of the nine-month 2002 period, an increase of 1.4% from the average of 24,843,710 for the 2001 period.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased to $63,401,000 in the 2002 nine-month period compared to $41,789,000 in 2001. This increase is primarily related to increased earnings and improved working capital management in the 2002 nine-month period compared to 2001. Cash flows from investing activities in the 2002 nine-month period included $3,694,000 received from the sellers of TFS in accordance with terms of the purchase agreement. During the third quarter of 2002, the Company acquired Locker and TFT and made payments totaling approximately $10,253,000 for these acquisitions. In the 2002 period, $9,612,000 was used for additions to plant assets. In the 2001 nine-month period, cash flows for investing activities totaled $48,032,000 and included $33,498,000 used primarily for the acquisition of TFS and $15,240,000 used for additions to plant assets. Cash flows used in financing activities of $47,367,000 in 2002 included net repayments on a line of credit of $35,000,000, $5,295,000 for payments on other long-term debt and dividend payments of $8,922,000. Cash flows provided by financing activities were $5,812,000 in 2001 and included net additional borrowings on a line of credit of $9,000,000, $8,000,000 received from the issuance of industrial revenue bonds, $5,145,000 for payments on long-term debt and dividend payments of $8,611,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's long-term debt. During the nine-month period of 2002, $5,295,000 was repaid on long-term notes and a net repayment of $35,000,000 was made on the outstanding balance on a multicurrency revolving credit facility. At the end of the third quarter of 2002, the outstanding balance on the credit facility was $72,000,000. The Company expects to continue to use future additional free cash flow to further reduce outstanding borrowings; however, during the remainder of fiscal 2002 free cash flow is expected to be used primarily for additional investments in working capital and capital expenditures. A contribution to the pension plan of approximately $5,000,000 may be made in the fourth quarter based on the value of pension plan assets during the fourth quarter. No payments are required in fiscal 2002 on the multicurrency revolving credit facility and the Company is in compliance with covenants related to all of its borrowings. At the end of the third quarter of 2002, $101,767,000 remained available to the Company for future borrowings under the multicurrency agreement. This $185,000,000 revolving credit agreement expires in September 2003 and the Company is in the early stages of negotiations on a replacement agreement. The Company fully anticipates that a

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

new agreement will be in place prior to the expiration of the current agreement. If a new agreement is not in place at the time the Company files its 2002 Annual Report and Form 10-K with the Securities and Exchange Commission, the outstanding balance on this facility will be reported as a current liability in the fiscal 2002 year-end balance sheet. Capital expenditures in fiscal year 2002 are expected to be approximately $18,000,000 to $20,000,000 compared to a total of $18,204,000 in 2001. The 2002 expenditures will be used primarily for normal facility improvements, productivity improvements and to support tooling for new products. The Company's off-balance sheet arrangements relate to various operating leases as discussed in Note I in the Notes to the Consolidated Financial Statements included in the Company's Annual Report and Form 10-K for the year ended November 30, 2001 (the "Annual Report"). Commitments as of the beginning of fiscal 2002 for noncancelable leases totaled approximately $7,300,000 for 2002. Except for an interest rate agreement that is described below under Market Risk, the Company has no derivative, swap, hedge or special purpose entity agreements.

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

The Company's financial position at the end of the third quarter reflects increased cash flow from operations and significant reductions in long-term debt since the beginning of the 2002 fiscal year. Cash and short-term investments totaled $7,704,000 at the end of the quarter, an increase from $7,418,000 at year-end 2001. From year-end 2001 to the end of the third quarter 2002, accounts receivable increased by $7,851,000 primarily due to increased sales activities during the period. The current ratio at the end of the third quarter was 2.3 compared to 2.6 at the end of fiscal 2001. During the first nine months of 2002, $40,295,000 was repaid on a revolving credit agreement and on other long-term debt that reduced long-term debt to $94,846,000 from $135,203,000 at year-end 2001. The ratio of long-term debt to total capitalization was 23.8% at the end of the 2002 third quarter compared to the year-end 2001 level of 33.0%. At the end of the third quarter 2002, CLARCOR had 24,901,154 shares of common stock outstanding.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. The Company entered into an interest rate agreement in 2000, which expired in September 2002, that is being accounted for as a derivative financial instrument under SFAS 133 and is discussed in Note 4 to the consolidated condensed financial statements. As a result of the expiration of this interest rate agreement, the Company estimates that annual interest expense on the notional amount of $60,000,000 will be reduced by approximately $3,300,000 based on interest rates currently payable under the revolving credit agreement. The Company has no other interest rate or foreign currency derivative agreements. Market risks are also discussed in the Annual Report in the Financial Review on page 10.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Critical Accounting Policies

The Company's accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report in the Notes to the Consolidated Financial Statements on pages 16-24 and in the Notes to the consolidated condensed financial statements included herein. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. At the beginning of fiscal year 2002 as described in Note 2 to the consolidated condensed financial statements, the Company adopted SFAS 142 that changed the Company's accounting policy related to goodwill and intangible assets. Goodwill and indefinite-lived intangible assets are no longer amortized but are subject to periodic impairment assessment. The transitional impairment testing for such assets was completed during the first quarter of 2002 and at the December 1, 2001 transition date there was no impairment to such assets.

While the estimates and judgments associated with the application of accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. Since the Company's financial reporting results rely on estimation about the effect of matters that are inherently uncertain, actual results may differ from those estimates. The following briefly explains several of the Company's critical accounting policies that are used in preparing its consolidated financial statements which require the Company's management to use significant judgment and estimates:
         Allowance for losses on accounts receivable - Allowances for losses on customer accounts receivable balances are estimated based on historical losses, by evaluating specific customer accounts for risk of loss and current payment trends, and economic conditions in the industries to which the Company sells. The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowances required and results of operations.
         Pensions - The Company's pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.
         Income Taxes - The Company is required to estimate and record income taxes payable for each of the U.S. and international jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book which result in deferred tax assets and liabilities. In addition, reserves are also estimated for federal, state and international tax issues that are unresolved. Taxes payable and the related deferred tax differences may be impacted by changes to tax codes, changes in tax rates and changes in taxable profits and losses.
         Goodwill and Indefinite-lived Intangible Assets - As described earlier, the Company has adopted SFAS 142 and goodwill and indefinite-lived intangible assets are now reviewed periodically for impairment. These reviews of fair value of the Company's reporting units involve judgment and estimates of future cash flows, discount rates and transaction multiples that may be impacted by market conditions and worldwide economic conditions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Recent Relevant Accounting Pronouncements

The Financial Accounting Standards Board recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." These standards will be effective for the Company beginning in fiscal 2003 and the Company has not yet fully evaluated the impact of these standards on its financial statements.

Outlook

The Company remains optimistic regarding CLARCOR's future. The impact of the Total Filtration Program is expected to become more evident as it is introduced to additional current and new customers. It may take two to three years to fully implement the Program for a very large customer, particularly when there may be as many as 200 customer facilities to convert to the Program. As more customers are added and an increasing number of facilities are converted, the profit momentum is expected to grow as sales increase. The acquisition of TFS in 2001 was made to facilitate the growth of the Total Filtration Program by combining TFS' experience in total filtration supply and management for the automotive industry with CLARCOR's filter manufacturing and financial resources. The Company plans to expand TFS' capabilities significantly in 2002 and 2003 with investments in its distribution and technology infrastructure. In addition, through TFS the Company's air filter branch operations are beginning to be remade into total filter stores. These investments and changes are expected to accelerate the growth in sales of the Total Filtration Program, though any improvement to margins is not expected until fiscal 2003.

In addition to participating in the Total Filtration Program, each of the Company's filtration businesses has its own growth plans. The Company believes that sales levels overall will remain good during the remainder of 2002 for Engine/Mobile Filtration products as new sales and marketing initiatives begun late in 2001 continue to develop; however, sales of filters used for railroad locomotives are expected to be lower as a result of continued reduced railcar mileage. Though the Industrial/Environmental Filtration segment experienced good demand for air filters especially late in the second quarter of 2002 and continuing in the third quarter, the economic slowdown has particularly affected sales of filters and equipment, such as dust collectors and electrostatic filtration equipment, sold primarily into the capital goods markets. The Company anticipates that customer demand will be reasonably good for filters for industrial manufacturing processes for the remainder of 2002 and sales are expected to remain slow and below last year for equipment sold into the capital goods markets. Due to new productivity improvement programs begun earlier this year and others expected later this year, and due to significantly improved operations at several newer facilities, this segment's operating profit and margins are expected to exceed last year's results. The Packaging segment will continue with its transition to a business model focused on growth in its core strength of flat sheet metal lithography and will also continue to develop new plastic closure and container business. This repositioning is resulting in sales and operating profit improvements that are expected to continue. The efficiency of new lithography equipment that was installed in early 2001 continues to increase. Combined with growing sales to leverage the investment in this equipment and further cost reduction efforts, the Company expects additional margin improvement for the Packaging segment in 2002.

Continued emphasis on cost reductions and improved pricing programs within each business unit are expected to offset cost increases for material costs, health care, insurance and pensions. Due

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

to significantly reduced pension asset valuations and lower discount rates, pension expense is expected to increase by approximately $3,000,000 in fiscal 2002 from 2001 and pension expense is expected to increase further in 2003. Costs for property and liability insurance and pensions are particularly impacted by economic conditions and by decreasing interest rates, lower stock market valuations and reinsurance availability. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Capital investments will continue to be made in each segment's facilities to improve productivity and to support the Total Filtration Program and new products. The Company is also planning additional expansion of manufacturing operations in Asia for the production of Engine/Mobile filters. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if recessionary economic conditions persist. Due to the adoption of SFAS 142, amortization of goodwill and indefinite-lived intangible assets will be reduced on an annual basis by approximately $2,900,000, or $0.07 per diluted share.

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

Part I - Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         The information required hereunder is set forth on Page 18 of the Quarterly Report under the captions "Management's Discussion and Analysis - Other Matters - Market Risk".






Part I - Item 4.  Controls and Procedures.

a. The Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

b. There were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Part II - Other Information

Item 6       Exhibits and Reports on Form 8K

a.           Exhibit 99
               Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

b. The Company did not file a Form 8-K during the third quarter ended August 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CLARCOR INC.
                                         (Registrant)



      September 20, 2002                  By         /s/ Bruce A. Klein
------------------------------               -----------------------------------
           (Date)                             Bruce A. Klein, Vice President -
                                             Finance and Chief Financial Officer

                                 CERTIFICATIONS

I, Norman E. Johnson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CLARCOR Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 20, 2002
                                                  /s/ Norman E. Johnson
                                           ------------------------------------
                                                     Norman E. Johnson
                                           Chairman of the Board, President and
                                                 Chief Executive Officer

                                 CERTIFICATIONS
I, Bruce A. Klein, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CLARCOR Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 20, 2002
                                                   /s/ Bruce A. Klein
                                          -------------------------------------
                                                       Bruce A. Klein
                                             Vice President - Finance and
                                               Chief Financial Officer

                                 CERTIFICATIONS

I, Marcia S. Blaylock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CLARCOR Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 20, 2002
                                                /s/ Marcia S. Blaylock
                                           ------------------------------------
                                                     Marcia S. Blaylock
                                              Vice President, Controller and
                                                Chief Accounting Officer

                                  EXHIBIT INDEX


                                                                        Page No.
Exhibit 99
    Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code of:

       99.1   Norman E. Johnson ...........................................  29
       99.2   Bruce A. Klein ..............................................  30
       99.3   Marcia S. Blaylock...........................................  31