Form 10-K
period 2002-11-30
CLARCOR INC
filed 2003-02-20
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                           (MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002
                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ____________________
COMMISSION FILE NUMBER 1-11024

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
Common Stock, par value $1.00 per share  New York Stock Exchange
Preferred Stock Purchase Rights          New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
              ----------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes X No __

The aggregate market value (based on the closing price of registrant's Common Stock on January 15, 2003 as reported on the New York Stock Exchange Composite Transactions) of the voting stock held by non-affiliates of the registrant as at January 15, 2003 is $849,881,270.

The number of outstanding shares of Common Stock as of January 15, 2003 is 24,913,905 shares.

Certain portions of the registrant's 2002 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 20, 2003 for the Annual Meeting of Shareholders to be held on March 24, 2003 are incorporated by reference in Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     (a) General Development of Business

     CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

     The Company's fiscal year ends on the Saturday closest to November 30. For fiscal year 2002 the year ended on November 30, 2002 and included 52 weeks. For fiscal year 2001 the year ended on December 1, 2001 and included 52 weeks. For fiscal year 2000 the year ended on December 2, 2000 and included 53 weeks. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

     (i) Certain Significant Developments.

     On June 5, 2002 the Company acquired Locker Filtration Limited ("Locker"). Locker is located in Warrington, Cheshire, England and is engaged in three primary filtration markets. For its largest market, vehicle filtration, it manufactures air filters and filtration units for agricultural and off-road vehicles. Its power generation unit manufactures large scale air filtration systems primarily for diesel and gas turbine power installations. Finally, its Lockertex segment manufactures specialty filters for industrial uses, mainly for vacuums, pharmaceutical and incineration applications. Locker is included in the Engine/Mobile Filtration segment of the Company's business.

     The cost of the acquisition was approximately $6,500,000 in cash. The acquisition resulted in an increase of approximately $7,500,000 in the Company's revenues for fiscal 2002.

     During fiscal 2002 the Company also acquired two smaller companies, Total Filter Technology, Inc. ("TFT") and FilterSource. TFT is located in North Chelmsford, Massachusetts and manufacturers string wound and meltblown cartridges and liquid bags for use in liquid process filtration applications. FilterSource sells, installs and services industrial and commercial air filters primarily in West Coast markets. The TFT acquisition supports the Company's strategy to increase its ability to supply liquid process filtration products to industrial markets. TFT and FilterSource are included in the Industrial/Environmental Filtration segment of the Company's business.

     (ii) Summary of Business Operations.

     During 2002, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.

     Engine/Mobile Filtration. Engine/Mobile Filtration includes filters for oil, air, fuel, coolants and hydraulic fluids for trucks, automobiles, construction, mining and industrial equipment, locomotives, marine and agricultural equipment.

     Industrial/Environmental Filtration. Industrial/Environmental Filtration products are used primarily for commercial, residential and industrial applications. The segment's industrial and environmental products include air and antimicrobial treated filters and high efficiency electronic air cleaners for commercial buildings, factories, residential buildings, paint spray booths, gas turbine systems, medical facilities, motor vehicle cabins, clean rooms, compressors and dust collector systems. The segment's process filtration products include specialty filters, industrial process liquid filters, filters for pharmaceutical processes and beverages, filtration systems for aircraft refueling, anti-pollution and water recycling, bilge separators and sand control filters for oil and gas drilling.

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

     (b) Financial Information About Industry Segments

     Business segment information for the fiscal years 2000 through 2002 is included on pages 23 and 24 of the Company's 2002 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of Exhibit 13(a)(vi) to this 2002 Annual Report on Form 10-K ("2002 Form 10-K").

     (c) Narrative Description of the Business

ENGINE/MOBILE FILTRATION

     The Company's engine/mobile filtration products business is conducted by the following wholly-owned subsidiaries: Baldwin Filters, Inc.; Clark Filter, Inc.; Baldwin Filters (Aust.) Pty. Ltd.; Baldwin Filters N.V.; Baldwin Filters Limited and Locker Filtration Limited (operating under the name "CLARCOR UK"). In addition, the Company owns (i) 90% of Filtros Baldwin de Mexico ("FIBAMEX"),
(ii) 75% of Baldwin-Weifang Filters Ltd., and (iii) 80% of Baldwin-Unifil S.A.

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

INDUSTRIAL/ENVIRONMENTAL FILTRATION

     The Company's industrial/environmental filtration products business is conducted by the following wholly-owned subsidiaries: Airguard Industries, Inc. ("Airguard"); Airklean Engineering Pte. Ltd.; Airguard Asia Sdn. Bhd.; Facet USA, Inc. and related Facet companies in Italy, Spain, the United Kingdom and other European locations ("Facet"); Filter Products, Inc.; Purolator Facet, Inc. ("PFI"); Purolator Products Air Filtration Company ("Purolator"); Total Filtration Services, Inc. ("TFS"); Total Filter Technology, Inc. ("TFT"); and United Air Specialists, Inc. ("UAS"). Airguard also has a 70% equity interest in Airguard de Venezuela, S.A. The segment's products are sold throughout the world.

     The companies market commercial and industrial air filters and systems, electrostatic contamination control equipment and electrostatic high precision spraying equipment. The air filters and systems remove contaminants from recirculated indoor air and from process air which is exhausted outdoors. The products represent a complete line of air filters and cleaners with a wide range of uses for maintaining high quality standards in interior air and exterior pollution control.

     Additional products include specialty filters, filtration systems for aircraft refueling, anti-pollution and water recycling, and bilge separators. These products are used in a wide range of applications including commercial, military and general aviation, marine, oil and gas drilling and refining, chemical and pharmaceutical processes and beverages, utilities, paper mills and general industry. The filters are used for the process filtration of liquids using a variety of string wound, meltblown, and porous and sintered and non-sintered metal media filters, strainers, separators, coalescers and absorbent media. Many of these filter products and systems require special technical approvals and product certification in order to meet commercial and military requirements.

     TFS does not manufacture filtration products or equipment. It is engaged in the business of supplying a full range of filtration products and equipment acquired from the Company's subsidiaries and non-affiliated manufacturers to customers as well as providing filter maintenance and cleaning supplies and services for the customer's filtration equipment. In addition, TFS is promoting and developing the Company's Total Filtration Program.

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

     The engine/mobile segment also distributes filtration products worldwide through each of its subsidiaries. Locker, Baldwin Filters N.V. and Baldwin Filters Limited primarily serve the European markets. Baldwin Filters (Aust.) Pty. Ltd., markets heavy duty liquid and air filters in Australia and New Zealand. FIBAMEX manufactures filters in Mexico with distribution in Mexico and Central and South America. Through the Company's investment in Baldwin-Weifang Filters Ltd., heavy duty filters and electrostatic air pollution control systems are manufactured in China for distribution in China and Southeast Asia. Additionally, through Baldwin-Unifil S.A., air filtration products are manufactured in South Africa with distribution throughout Africa, Great Britain, Europe and the Middle East.

     The industrial/environmental segment also distributes and services filtration products and equipment through company-owned branches and subsidiaries located throughout the United States and in Europe, Singapore, Malaysia, China and Venezuela.

     During fiscal 2002, the Company continued its development and expansion of its Total Filtration Program. Under the Program, the Company, primarily through TFS, offers customers the ability to purchase all of the filters needed by that customer for its facilities and manufacturing, transportation and construction equipment. Customers that purchase a broad range of filtration products and services from multiple suppliers are able, by taking advantage of the Program, to purchase all of their filter requirements from a single source, and thereby reducing administrative burdens and uncertainty concerning filter pricing, availability, delivery, performance and quality. The Company is confident that it can serve its customers' total filtration requirements because it believes that it now manufactures and supplies the broadest range of filtration products in the industry. Several total filtration management contracts were completed in 2001 and 2002 and negotiations continue on others. The Company expects that the impact of these contracts will grow over the next several years as these customers' facilities are converted to the Program. The Total Filtration Program will serve as an added distribution channel for all of the Company's filtration products.

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

CLASS OF PRODUCTS

     No class of products accounted for 10% or more of the total sales of the Company in any of the Company's last three fiscal years.

RAW MATERIAL

     Steel, filter media, cartons, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, gaskets, roll paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 2002.

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

CUSTOMERS

     The largest 10 customers of the Engine/Mobile Filtration segment accounted for 20.6% of the $263,512,000 of fiscal year 2002 sales of such segment.

     The largest 10 customers of the Industrial/Environmental Filtration segment accounted for 28.5% of the $383,613,000 of fiscal year 2002 sales of such segment.

     The largest 10 customers of the Packaging segment accounted for 62% of the $68,438,000 of fiscal year 2002 sales of such segment.

     No single customer accounted for 10% or more of the Company's consolidated 2002 sales.

BACKLOG

     At November 30, 2002, the Company had a backlog of firm orders for products amounting to approximately $71,900,000. The backlog figure for November 30, 2001 was approximately $65,500,000. Substantially all of the orders on hand at November 30, 2002 are expected to be filled during fiscal 2003.

COMPETITION

     The Company encounters strong competition in the sale of all of its products. The Company competes in a number of filtration markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data. However, in the replacement market for heavy duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five companies measured by annual sales. In addition, the Company believes that it is a leading manufacturer of liquid and air filters for diesel locomotives. The Company believes that for industrial and environmental filtration products, it is among the top five companies measured by annual sales.

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

PRODUCT DEVELOPMENT

     The Company's Technical Centers and laboratories test product components and completed products to insure high quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters, filtration systems and packaging products for particular uses. Product development departments are concerned with the improvement and creation of new filters, filtration systems, containers and packaging products in order to broaden the uses of these items, counteract obsolescence and evaluate other products available in the marketplace.

     In fiscal 2002, the Company employed 81 professional employees on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $6,482,000 on such activities as compared with $5,365,000 for 2001 and $6,942,000 for 2000.

ENVIRONMENTAL FACTORS

     The Company is not aware of any facts which would cause it to believe that it is in material violation of existing applicable standards with respect to emissions to the atmosphere, discharges to waters, or treatment, storage and disposal of solid or hazardous wastes.

     The Company is party to various proceedings relating to environmental issues. The U.S. Environmental Protection Agency (EPA) and/or other responsible state agencies have designated the Company as a potentially responsible party
(PRP), along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute.

     During fiscal 2002, the Company was addressing two claims for environmental remediation costs at two sites where it has been named a potentially responsible party. Negotiated settlements have been reached concerning waste disposal by the Company and other companies at these sites in Maryland and Illinois at a total accrued cost to the Company of less than $50,000.

     Although it is not certain what future environmental claims, if any may be asserted, the Company currently believes that its potential liability for known environmental matters does not exceed its present accruals of $50,000. However, environmental and related remediation costs are difficult to quantify for a number of reasons including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each PRP for the cleanup of a contaminated site.

     The Company does anticipate, however, that it may be required to install additional pollution control equipment to augment or replace existing equipment in the future in order to meet applicable environmental standards. During fiscal 2003, the Company expects to upgrade certain oxidizers used to remove air borne contaminants at its Rockford, Illinois, packaging manufacturing facility. The cost of this project is expected to be about $1.4 million. The Company is presently unable to predict the timing or the cost of any other project of this nature and cannot give any assurance that the cost of such projects may not have an adverse effect on earnings. However, the Company is not aware, at this time, of any additional significant current or pending requirements to install such equipment at any of its facilities.

EMPLOYEES

     As of November 30, 2002, the Company had approximately 4,594 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information relating to export sales and the Company's operations in the United States and other countries is set forth on page 24 of the Annual Report and is incorporated herein by reference and filed as part of Exhibit 13(a)(vi) to this 2002 Form 10-K. The Company is not aware of any unusual risks attendant to the conduct of its operations in other countries.

INTERNET WEBSITE

     The Company's Internet address is www.clarcor.com. The Company makes available, free of charge, on its Internet website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with the SEC.

ITEM 2. PROPERTIES.

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

     Locker owns two facilities on four acres in Warrington, Cheshire, England, which are used for offices, manufacturing and warehousing. These facilities total approximately 6,600 square meters.

     The Company leases various facilities in Australia, Belgium, Mexico, South Africa and the United Kingdom for the manufacture and distribution of engine/mobile filtration products.

     Industrial/Environmental Filtration. The following is a description of the principal properties utilized by the Company in conducting its Industrial/Environmental Filtration business:

     Airguard has nine manufacturing and warehousing locations. It leases 142,000 square feet in New Albany, Indiana, 100,000 square feet in Louisville, Kentucky, 84,000 square feet in Corona, California, 44,500 square feet in Dallas, Texas and 83,000 square feet in Rockford, Illinois and a smaller facility in North Carolina. The Company owns the following three facilities. The Airguard High Efficiency Filter plant, located in Jeffersontown, Kentucky on a
7.5 acre tract of land, contains 100,000 square feet of manufacturing and office facilities. Airguard also produces air filtration products in a 290,000 square foot manufacturing facility in Campbellsville, Kentucky. Airguard's ATI manufacturing and office facility in Ottawa, Kansas, contains 31,000 square feet.

     Airguard administrative and sales offices and distribution facilities are located in leased facilities in Louisville, Kentucky; Atlanta, Georgia; Portland, Oregon; Commerce City, Colorado; Dallas, Texas; Corona and Sacramento, California and New Albany, Indiana. Airguard leases facilities in Malaysia, Singapore and Venezuela.

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

     Purolator Facet, Inc. ("PFI") owns a manufacturing and distribution facility in Greensboro, North Carolina. This facility contains approximately 88,000 square feet on a 21 acre site. PFI also leases a facility in Greensboro, North Carolina.

     TFS leases 85,000 square feet of headquarters space in Rochester Hills, Michigan. In addition, it leases office, warehouse space or distribution facilities in Cincinnati, Toledo and Columbus, Ohio; Fort Wayne and Indianapolis, Indiana; Tonawanda, New York; Saginaw, Michigan; Nashville, Tennessee; Birmingham, Alabama; Kansas City, Missouri; and several locations in Mexico and Canada. It also owns an office and warehouse facility consisting of a total of 33,000 square feet in Goodlettsville, Tennessee.

     United Air Specialists ("UAS") has its offices and primary manufacturing facility in Blue Ash, Ohio (a suburb of Cincinnati), on approximately 17 acres of land. This facility was built in 1978 and was expanded in 1991 and 1993 to a total of approximately 157,000 square feet. In addition, UAS leases sales and service facilities in Bad Camberg, Germany; Phoenix, Arizona; Hayward, California; Anaheim, California; Louisville, Kentucky; Troy, Michigan; Jackson, Mississippi and Houston, Texas.

     Filter Products Inc. owns a 40,000 square foot manufacturing and office facility in Sacramento, California.

     TFT leases space in North Chelmsford, Massachusetts which houses its office and manufacturing operations.

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

     The various properties owned by the Company are considered by it to be in good repair and well maintained. Plant asset additions in 2003 are estimated at $21,000,000 to $23,000,000 for land, buildings, equipment and machinery and cost reduction projects.

Function

     Engine/Mobile Filtration. Oil, air, fuel, hydraulic fluid and coolant filters are produced at the Baldwin facilities in Kearney and Gothenburg, Nebraska and Yankton, South Dakota. The various processes of pleating paper, winding cotton and synthetic fibers, placing the filter element in a metal or fiber container and painting the containers are highly mechanized, but require some manual assistance. The plants also maintain an inventory of special dies and molds for filter manufacture.

     Oil, air and fuel filters, primarily for use in the railroad industry, are produced at Clark Filter in Lancaster, Pennsylvania.

     At its facilities in Warrington, England, Locker produces large scale air filtration systems primarily for diesel and gas turbine power installations, air filters and units for agricultural and off-road vehicles and specialty filters mainly for vacuums, pharmaceuticals and incineration applications.

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

     TFT manufactures string wound and melt blown cartridges and bag filters at its leased facility in North Chelmsford, Massachusetts.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                 AGE AT     YEAR ELECTED
                            NAME                                11/30/02     TO OFFICE
                            ----                                --------    ------------
Norman E. Johnson...........................................       54           2000
  Chairman of the Board, President and Chief Executive
Officer. Mr. Johnson has been employed by the Company since
1990. He was elected President-Baldwin Filters, Inc. in
1990, Vice President-CLARCOR in 1992, Group Vice President-
Filtration Products Group in 1993, President and Chief
Operating Officer in 1995 and Chairman, President and Chief
Executive Officer in 2000. Mr. Johnson has been a Director
of the Company since June 1996.
William B. Walker...........................................       62           2000
  President, Environmental Filtration. Mr. Walker has been
employed by Airguard, a subsidiary of the Company, since
1966. He was elected President of Airguard in 1994,
Executive Vice President-Industrial/Environmental Filtration
in 1999 and President, Environmental Filtration in 2000.
Bruce A. Klein..............................................       55           1995
  Vice President-Finance and Chief Financial Officer. Mr.
Klein was employed by the Company and elected Vice
President-Finance and Chief Financial Officer on January 3,
1995.
David J. Anderson...........................................       64           1999
  Vice President-Corporate Development. Mr. Anderson has
been employed by the Company since 1990. He was elected Vice
President Marketing & Business Development for the CLARCOR
Filtration Products subsidiary in 1991, Vice
President-Corporate Development in 1993, Vice
President-International/Corporate Development in 1994 and
Vice President-Corporate Development in 1999.
David J. Lindsay............................................       47           1995
  Vice President-Administration and Chief Administrative
Officer. Mr. Lindsay has been employed by the Company in
various administrative positions since 1987. He was elected
Vice President-Group Services in 1991, Vice
President-Administration in 1994 and Vice
President-Administration and Chief Administrative Officer in
1995.
Peter F. Nangle.............................................       41           1999
  Vice President-Information Services and Chief Information
Officer. Mr. Nangle has been employed by the Company since
1993. He was elected Vice President-Information Services in
1994, Vice President-Information Services and Operations
Analysis, Chief Information Officer in 1997 and Vice
President-Information Services and Chief Information Officer
in 1999.
Marcia S. Blaylock..........................................       46           2000
  Vice President, Controller. Ms. Blaylock has been an
employee of the Company since 1974. She was elected
Assistant Secretary in 1994, Corporate Secretary in 1995,
Vice President and Corporate Secretary in 1996, Vice
President, Controller and Corporate Secretary in 1997 and
Vice President, Controller in 2000.
David J. Boyd...............................................       62           2000
  Vice President, General Counsel and Corporate Secretary.
Mr. Boyd became an officer of the Company in May 2000. Prior to that date he served as a partner in the law firm of
Sidley Austin Brown & Wood since 1972.

     Each executive officer of the Company is elected by the Board of Directors for a term of one year which begins at the Board of Directors Meeting at which he or she is elected, held at the time of the Annual Meeting of Shareholders, and ends on the date of the next Annual Meeting of Shareholders or upon the due election and qualification of his or her successor.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange; it is traded under the symbol CLC. The following table sets forth the high and low market prices as quoted during the relevant periods on the New York Stock Exchange and dividends per share paid for each quarter of the last two fiscal years.

                                                                MARKET PRICE
                                                              -----------------
                       QUARTER ENDED                           HIGH       LOW     DIVIDEND
                       -------------                          -------   -------   --------
March 2, 2002...............................................  $29.100   $25.150    $.1200
June 1, 2002................................................   34.000    28.830     .1200
August 31, 2002.............................................   32.010    25.030     .1200
November 30, 2002...........................................   33.840    27.730     .1225
                                                                                   ------
Total Dividends.............................................                       $.4825
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
                                                                                   ======

     The approximate number of holders of record of the Company's Common Stock at January 15, 2003 is 1,300. In addition, the Company believes that there are approximately 5,500 beneficial owners whose shares are held in street names.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required hereunder is set forth on pages 26 and 27 of the Annual Report under the caption "11-Year Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(ix) to this 2002 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required hereunder is set forth on pages 7 through 11 of the Annual Report under the caption "Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(x) to this 2002 Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required hereunder is set forth on page 10 of the Annual Report under the caption "Financial Review -- Other Matters -- Market Risk," is incorporated herein by reference and is filed as part of Exhibit 13(a)(x) to this 2002 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 12 through 25, inclusive, of the Annual Report, are incorporated herein by reference and are filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 2002 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required hereunder is set forth on pages 1 and 2 of the Company's Proxy Statement dated February 20, 2003 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 24, 2003 under the caption "Election of Directors -- Nominees for Election to the Board of Directors" and "-- Information Concerning Nominees and Directors" and is incorporated herein by reference. Additional information required hereunder is set forth on page 5 of the Proxy Statement under the caption "Beneficial Ownership of the Company's Common Stock -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required hereunder is set forth on pages 6 through 9 inclusive, of the Proxy Statement under the caption "Compensation of Executive Officers and Other Information" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required hereunder is set forth on page 22 of the Proxy Statement under the caption "Approval of 2004 Incentive Plan -- Equity Compensation Plan Information" and on pages 4 and 5 of the Proxy Statement under the caption "Beneficial Ownership of the Company's Common Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14. CONTROLS AND PROCEDURES.

     The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice
President -- Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of November 30, 2002. Based on their evaluation, they concluded that the Company's disclosure controls and procedures were effective in achieving the objectives for which they were designed. Since their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

     The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended November 30, 2002:

     *Consolidated Balance Sheets at November 30, 2002 and 2001

     *Consolidated Statements of Earnings for the years ended November 30, 2002, 2001 and 2000

     *Consolidated Statements of Shareholders' Equity for the years ended November 30, 2002, 2001 and 2000

     *Consolidated Statements of Cash Flows for the years ended November 30, 2002, 2001 and 2000

     *Notes to Consolidated Financial Statements

     *Report of Independent Accountants

     *Management's Report on Responsibility for Financial Reporting
------------------------------
*Filed herewith as part of Exhibit 13(a) to this 2002 Form 10-K

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

 10.4(d) Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the 1997 10-K.

 10.4(e)     Executive Benefit Trust Agreement dated December 22, 1997.
             Incorporated by reference to Exhibit 10.4(e) to the 1997
             10-K.

 10.5 The registrant's 1994 Incentive Plan (the "Plan") as amended through June 30, 2000. Incorporated by Reference to Exhibit
             10.5 to the 2000 10-K.

 10.5(a)     Amendment to the Plan adopted December 18, 2000.
             Incorporated by Reference to Exhibit 10.5(a) to the 2000
             10-K.

 10.5(b) The registrant's 2004 Incentive Plan as proposed to be adopted by the shareholders of the Company at the Annual
             Meeting of Shareholders on March 24, 2003. Incorporated by reference to Exhibit A to the Proxy Statement.

*12.1        Computation of Certain Ratios.

*13 (a) The following items incorporated by reference herein from the Company's 2002 Annual Report to Shareholders ("2002
             Annual Report"), are filed as Exhibits to this Annual Report on Form 10-K:

       (i)       Business segment information for the fiscal years 2000
                 through 2002 set forth on pages 23 and 24 of the 2002
                 Annual Report (included in Exhibit 13(a)(vi) -- Note P of Notes to Consolidated Financial Statements);
      (ii)       Consolidated Balance Sheets of the Company and its
                 Subsidiaries at November 30, 2002 and 2001 set forth on page 12 of the 2002 Annual Report;
     (iii) Consolidated Statements of Earnings of the Company and its Subsidiaries for the years ended November 30, 2002, 2001 and 2000 set forth on page 13 of the 2002 Annual
                 Report;
      (iv)       Consolidated Statements of Shareholders' Equity for the
                 Company and its Subsidiaries for the years ended
                 November 30, 2002, 2001 and 2000 set forth on page 14 of the 2002 Annual Report;
       (v) Consolidated Statements of Cash Flows of the Company and its Subsidiaries for the years ended November 30, 2002, 2001 and 2000 set forth on page 15 of the 2002
                 Annual Report;
      (vi) Notes to Consolidated Financial Statements set forth on pages 16 through 24 of the 2002 Annual Report;
     (vii) Report of Independent Accountants set forth on page 25 of the 2002 Annual Report;
    (viii)       Management's Report on Responsibility for Financial
                 Reporting set forth on page 25 of the 2002 Annual
                 Report;
      (ix)       Information under the caption "11-Year Financial
                 Review" set forth on pages 26 and 27 of the 2002 Annual
                 Report; and
       (x)       Management's Discussion and Analysis of Financial
                 Condition and Results of Operation set forth under the caption "Financial Review" on pages 7 through 11 of the 2002 Annual Report.


*21         Subsidiaries of the Registrant.

*23         Consent of Independent Accountants.

*99.1       Certifications pursuant to Section 1350 of Chapter 63 of
            Title 18 of the United States Code.

---------------

* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2003                   CLARCOR Inc.
                                          (Registrant)

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

Date: February 20, 2003  By:               /s/ NORMAN E. JOHNSON
                              ------------------------------------------------
                                             Norman E. Johnson
                                     Chairman of the Board, President &
                                    Chief Executive Officer and Director

Date: February 20, 2003  By:                 /s/ BRUCE A. KLEIN
                              ------------------------------------------------
                                               Bruce A. Klein
                                        Vice President -- Finance &
                                          Chief Financial Officer

Date: February 20, 2003  By:               /s/ MARCIA S. BLAYLOCK
                              ------------------------------------------------
                                             Marcia S. Blaylock
                               Vice President, Controller & Chief Accounting
                                                  Officer

Date: February 20, 2003  By:                  /s/ J. MARC ADAM
                              ------------------------------------------------
                                                J. Marc Adam
                                                  Director

Date: February 20, 2003  By:             /s/ ROBERT J. BURGSTAHLER
                              ------------------------------------------------
                                           Robert J. Burgstahler
                                                  Director

Date: February 20, 2003  By:               /s/ LAWRENCE E. GLOYD
                              ------------------------------------------------
                                             Lawrence E. Gloyd
                                                  Director

Date: February 20, 2003  By:               /s/ ROBERT H. JENKINS
                              ------------------------------------------------
                                             Robert H. Jenkins
                                                  Director

Date: February 20, 2003     By:                   /s/ PHILIP R. LOCHNER, JR.
                                       ------------------------------------------------
                                                    Philip R. Lochner, Jr.
                                                           Director

Date: February 20, 2003     By:                      /s/ JAMES L. PACKARD
                                       ------------------------------------------------
                                                       James L. Packard
                                                           Director

Date: February 20, 2003     By:
                                       ------------------------------------------------
                                                       Roseann Stevens
                                                           Director

Date: February 20, 2003     By:                      /s/ KEITH E. WANDELL
                                       ------------------------------------------------
                                                       Keith E. Wandell
                                                           Director

                                 CERTIFICATIONS

I, Norman E. Johnson, certify that:

     1. I have reviewed this annual report on Form 10-K of CLARCOR Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ NORMAN E. JOHNSON
                                          --------------------------------------
                                                    Norman E. Johnson
                                           Chairman of the Board, President and
                                                          Chief
                                                    Executive Officer

Date: February 20, 2003

                                 CERTIFICATIONS

I, Bruce A. Klein, certify that:

     1. I have reviewed this annual report on Form 10-K of CLARCOR Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ BRUCE A. KLEIN
                                          --------------------------------------
                                                      Bruce A. Klein
                                             Vice President-Finance and Chief
                                                    Financial Officer

Date: February 20, 2003

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

Our audits of the consolidated financial statements referred to in our report dated January 8, 2003 appearing on page 25 in the 2002 Annual Report to Shareholders of CLARCOR Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K (page 13, index of exhibits). In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
January 8, 2003

                                  CLARCOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                  COLUMN A                      COLUMN B           COLUMN C             COLUMN D      COLUMN E
--------------------------------------------   ----------   -----------------------    ----------    ----------
                                                                   ADDITIONS
                                                            -----------------------
                                                               (1)          (2)
                                               BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                               BEGINNING    COSTS AND      OTHER                       END OF
                DESCRIPTION                    OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------------   ----------   ----------   ----------    ----------    ----------
2002:
Allowance for losses on accounts
  receivable................................     $7,920       $2,379       $   95(A)     $3,374(B)     $7,020
                                                 ======       ======       ======        ======        ======
2001:
Allowance for losses on accounts
  receivable................................     $5,027       $1,628       $2,286(A)     $1,021(B)     $7,920
                                                 ======       ======       ======        ======        ======
2000:
Allowance for losses on accounts
  receivable................................     $5,155       $1,167       $   17(A)     $1,312(B)     $5,027
                                                 ======       ======       ======        ======        ======

NOTES:

(A) Due to business acquisitions.

(B) Bad debts written off during year, net of recoveries.