Form 10-Q
period 2003-03-01
CLARCOR INC
filed 2003-03-25
CIK 20740

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


                       For the quarter ended March 1, 2003

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



For the Quarter Ended March 1, 2003               Commission File Number 1-11024



                                  CLARCOR Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                              36-0922490
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                  61125
-----------------------------------------------------               -----------
     (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code               815-962-8867
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


                      24,925,729 common shares outstanding
                      ------------------------------------

Part I - Item 1
                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                    --------

                                                                                   March 1,                 November 30,
                                ASSETS                                              2003                       2002
                                                                                 -----------                ------------
                                                                                 (unaudited)
Current assets:
   Cash and short-term cash investments                                           $   8,824                  $  13,747
   Accounts receivable, less allowance for losses
       of $7,377 for 2003 and $7,020 for 2002                                       113,460                    121,482
   Inventories:
       Raw materials                                                                 35,687                     34,313
       Work in process                                                               12,312                     10,897
       Finished products                                                             60,638                     56,636
                                                                                  ---------                  ---------
          Total inventories                                                         108,637                    101,846
                                                                                  ---------                  ---------

   Prepaid expenses and other current assets                                          4,584                      5,576
   Deferred income taxes                                                             17,958                     17,095
                                                                                  ---------                  ---------
              Total current assets                                                  253,463                    259,746
                                                                                  ---------                  ---------
Plant assets at cost,                                                               293,254                    290,302
   less accumulated depreciation                                                   (162,390)                  (157,410)
                                                                                  ---------                  ---------
                                                                                    130,864                    132,892
                                                                                  ---------                  ---------

Goodwill                                                                             82,262                     81,658
Trademarks                                                                           29,476                     29,483
Other acquired intangibles, less accumulated amortization                            10,837                     11,388
Pension assets                                                                       21,442                     21,771
Other noncurrent assets                                                               9,187                      9,181
                                                                                  ---------                  ---------
                                                                                  $ 537,531                  $ 546,119
                                                                                  =========                  =========

                                   LIABILITIES

Current liabilities:
   Current portion of long-term debt                                              $  56,414                  $  68,456
   Accounts payable                                                                  48,711                     50,350
   Income taxes                                                                      11,686                      8,061
   Accrued employee compensation                                                     11,370                     20,688
   Other accrued liabilities                                                         28,042                     26,700
                                                                                  ---------                  ---------
              Total current liabilities                                             156,223                    174,255
                                                                                  ---------                  ---------
Long-term debt, less current portion                                                 22,426                     22,648
Long-term pension liabilities                                                         8,272                      7,823
Other long-term liabilities                                                          26,109                     25,396
Minority interests                                                                      585                        536

Contingencies

                              SHAREHOLDERS' EQUITY

Capital stock                                                                        24,926                     24,919
Capital in excess of par value                                                       13,303                     12,854
Accumulated other comprehensive earnings                                             (4,732)                    (6,187)
Retained earnings                                                                   290,419                    283,875
                                                                                  ---------                  ---------
                                                                                    323,916                    315,461
                                                                                  ---------                  ---------
                                                                                  $ 537,531                  $ 546,119
                                                                                  =========                  =========


            See Notes to Consolidated Condensed Financial Statements
                                  Page 2 of 23

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                    ---------


                                                                                           Three Months Ended
                                                                             ------------------------------------------
                                                                                March 1,                    March 2,
                                                                                 2003                         2002
                                                                             ------------                 -----------
Net sales                                                                    $    171,494                 $   158,262

Cost of sales                                                                     123,145                     113,552
                                                                             ------------                 -----------

   Gross profit                                                                    48,349                      44,710

Selling and administrative expenses                                                32,862                      30,304
                                                                             ------------                 -----------

   Operating profit                                                                15,487                      14,406
                                                                             ------------                 -----------

Other income (expense):
   Interest expense                                                                  (524)                     (1,966)
   Interest income                                                                    110                         194
   Other, net                                                                          46                        (104)
                                                                             ------------                 -----------

                                                                                     (368)                     (1,876)
                                                                             ------------                 -----------

   Earnings before income taxes and minority interests                             15,119                      12,530

Provision for income taxes                                                          5,516                       4,518
                                                                             ------------                 -----------

   Earnings before minority interests                                               9,603                       8,012

Minority interests in earnings of subsidiaries                                         (7)                        (14)
                                                                             ------------                 -----------
Net earnings                                                                 $      9,596                 $     7,998
                                                                             ============                 ===========

Net earnings per common share:
   Basic                                                                     $       0.39                 $      0.32
                                                                             ============                 ===========
   Diluted                                                                   $       0.38                 $      0.32
                                                                             ============                 ===========

Average number of common shares outstanding:
   Basic                                                                       24,920,638                  24,689,170
                                                                             ============                 ===========
   Diluted                                                                     25,348,353                  25,006,604
                                                                             ============                 ===========

Dividends paid per share                                                     $     0.1225                 $    0.1200
                                                                             ============                 ===========


            See Notes to Consolidated Condensed Financial Statements
                                  Page 3 of 23

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                    --------


                                                                                              Three Months Ended
                                                                                 ---------------------------------------
                                                                                    March 1,                 March 2,
                                                                                      2003                     2002
                                                                                    --------                 --------
Cash flows from operating activities:
   Net earnings                                                                     $  9,596                 $  7,998
   Depreciation                                                                        4,967                    5,006
   Amortization                                                                          225                      182
   Changes in assets and liabilities                                                  (1,570)                  (1,221)
   Other, net                                                                           --                        (10)
                                                                                    --------                 --------

           Net cash provided by operating activities                                  13,218                   11,955
                                                                                    --------                 --------

Cash flows from investing activities:
   Additions to plant assets                                                          (3,017)                  (3,280)
   Business acquisitions, net of cash acquired                                          --                      3,694
   Other, net                                                                              7                      (48)
                                                                                    --------                 --------

           Net cash provided by (used in) investing activities                        (3,010)                     366
                                                                                    --------                 --------

Cash flows from financing activities:
   Proceeds from line of credit                                                        6,250                    5,500
   Payments on line of credit                                                        (18,333)                 (14,500)
   Payments on long-term debt                                                           (181)                    (197)
   Cash dividends paid                                                                (3,052)                  (2,954)
   Other, net                                                                            162                    1,365
                                                                                    --------                 --------

           Net cash used in financing activities                                     (15,154)                 (10,786)
                                                                                    --------                 --------

Net effect of exchange rate changes on cash                                               23                      (69)
                                                                                    --------                 --------

Net change in cash and short-term cash investments                                    (4,923)                   1,466

Cash and short-term cash investments,
   beginning of period                                                                13,747                    7,418
                                                                                    --------                 --------

Cash and short-term cash investments,
   end of period                                                                    $  8,824                 $  8,884
                                                                                    ========                 ========

Cash paid during the period for:
   Interest                                                                         $    704                 $  2,479
                                                                                    ========                 ========
   Income taxes                                                                     $  1,639                 $  1,057
                                                                                    ========                 ========




            See Notes to Consolidated Condensed Financial Statements
                                  Page 4 of 23

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)


1.   CONSOLIDATED FINANCIAL STATEMENTS

     The November 30, 2002 consolidated balance sheet data was derived from CLARCOR's year-end audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

     The consolidated condensed balance sheet as of March 1, 2003, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended March 1, 2003, and March 2, 2002, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2002 annual report to shareholders. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended March 1, 2003 are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

2.   ACQUISITIONS

     On June 5, 2002, the Company acquired Locker Filtration Limited (Locker), a Warrington, England manufacturer of heavy-duty air filters, diesel and gas turbine air intake system filters and specialty filters. During the fourth quarter 2002, the Company acquired Total Filter Technology (TFT), a process liquid filtration manufacturer based in North Chelmsford, Massachusetts and FilterSource, an air filtration distributor based in California. The three acquisitions were purchased for approximately $10,371 in cash and their results were included in the Company's consolidated results of operations from the dates of acquisition. Locker is included in the Engine/Mobile Filtration segment. TFT and FilterSource are included in the Industrial/ Environmental Filtration segment. An allocation of the purchase price has been made to major categories of assets and liabilities for each acquisition. The acquisitions are not material to the results of the company. During the first quarter ended March 1, 2003, the appraisal and other purchase accounting adjustments for TFT and FilterSource were finalized resulting in an increase to goodwill of $417, a decrease to trademarks of $7, and a decrease to other identifiable definite-lived intangibles of $326. No additional purchase accounting entries associated with the 2002 acquisitions are expected other than entries to finalize deferred income taxes.

     On June 4, 2001, the Company acquired the stock of several filtration management companies. As a result of the acquisition, the companies were combined into one company, Total Filtration Services, Inc. (TFS), and included in the Industrial/Environmental Filtration segment from the date of acquisition. The initial purchase price was based on the net assets of the businesses acquired as shown on a June 4, 2001 balance sheet subject to a final adjustment. During first quarter 2002, the purchase price was finalized resulting in a $3,694 payment by the seller to the Company. A decrease to goodwill of $3,954 was recorded primarily as a result of the net settlement payment and entries associated with deferred income taxes, the valuation of inventory acquired, and preacquisition contingencies related to contract matters. No additional purchase accounting entries associated with the TFS acquisition are expected other than entries to finalize deferred income taxes.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued


3.   RECENT ACCOUNTING PRONOUNCEMENT

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that certain guarantees be recognized as liabilities at fair value at their inception date and requires certain disclosures by the guarantor in its financial statements about its obligations. The Company has reviewed the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, and does not expect it to have a material impact on the Company's financial statements. The disclosure requirements which are effective for the quarter ended March 1, 2003 are described below.

     The Company has provided letters of credit totaling approximately $21,309 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

     In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

     The Company has certain majority ownership interests in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners' interest for an amount estimated to be not more than $500.

     Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale, based primarily upon experience.

     Changes in the Company's warranty accrual during the quarter are as follows:

          Balance at November 30, 2002                                               $   1,771
             Accruals for warranties issued during the period                               96
             Accruals related to pre-existing warranties                                    89
             Settlements made during the period                                            (92)
             Other adjustments, including currency translation                              76
                                                                                     ---------

          Balance at March 1, 2003, included in other current liabilities            $   1,940
                                                                                     =========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued

4.   GOODWILL AND INTANGIBLES

     The following table summarizes the activity for acquired intangibles by reporting unit for the three months ended March 1, 2003. The acquisitions are discussed in Note 2.


                                                                                             2003
                                                   ---------------------------------------------------------------------------------
                                                                                         Currency
                                                     Beginning                          Translation                          End of
                                                      of Year        Acquisitions       Adjustments     Amortization         Quarter
                                                   ---------------------------------------------------------------------------------
      Goodwill:
         Engine/Mobile Filtration                    $ 11,528          $    -            $    180         $     -           $ 11,708
         Industrial/Environmental Filtration           70,130               417                 7               -             70,554
         Packaging                                        -                 -                 -                 -                -
                                                   ---------------------------------------------------------------------------------
                                                     $ 81,658          $    417          $    187         $     -           $ 82,262
                                                   ---------------------------------------------------------------------------------
      Trademarks:
         Engine/Mobile Filtration                    $    603          $    -            $    -           $     -           $    603
         Industrial/Environmental Filtration           28,880                (7)              -                 -             28,873
         Packaging                                        -                 -                 -                 -                -
                                                   ---------------------------------------------------------------------------------
                                                     $ 29,483          $     (7)         $    -           $     -           $ 29,476
                                                   ---------------------------------------------------------------------------------
      Other acquired intangibles, gross:
         Engine/Mobile Filtration                    $  1,040          $    -            $    -           $     -           $  1,040
         Industrial/Environmental Filtration           13,430              (326)              -                 -             13,104
         Packaging                                        -                 -                 -                 -                -
                                                   ---------------------------------------------------------------------------------
                                                       14,470              (326)              -                 -             14,144
            Less accumulated amortization               3,082               -                 -                 225            3,307
                                                   ---------------------------------------------------------------------------------
      Other acquired intangibles, net                $ 11,388          $   (326)         $    -           $     225         $ 10,837
                                                   =================================================================================


     Amortization expense is estimated to be $900 in 2003, $781 in 2004, $777 in 2005, $752 in 2006, and $739 in 2007.

5.   EARNINGS PER SHARE

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

     The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued

5.   EARNINGS PER SHARE, Continued

                                                                                            Three Months Ended
                                                                                      -------------------------------
                                                                                        March 1,           March 2,
                                                                                          2003               2002
                                                                                      -----------         -----------

              Net Earnings                                                            $     9,596         $     7,998

              Basic EPS:
                        Weighted average number of common
                            shares outstanding                                         24,920,638          24,689,170

                             Basic per share amount                                   $      0.39         $      0.32
                                                                                      ===========         ===========
              Diluted EPS:
                        Weighted average number of common
                           shares outstanding                                          24,920,638          24,689,170
                        Dilutive effect of stock options and restricted stock             427,715             317,434
                                                                                      -----------         -----------
                             Diluted weighted average number of
                               common shares outstanding                               25,348,353          25,006,604

                             Diluted per share amount                                 $      0.38         $      0.32
                                                                                      ===========         ===========


     All options were included in the computation of diluted earnings per share as the options' exercise prices were lower than the average market price of the common shares during the quarters ended March 1, 2003 and March 2, 2002.

     For the three months ended March 1, 2003, exercises of stock options added $194 to capital in excess of par value.

6.   COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:


                                                                                       Three Months Ended
                                                                                    -------------------------

                                                                                     March 1,        March 2,
                                                                                      2003            2002
                                                                                    ---------       ---------

                        Net earnings                                                $ 9,596         $ 7,998
                        Other comprehensive earnings, net of tax:
                             Cash flow hedges:
                                  Unrealized gain on derivative instruments             -               348
                             Foreign currency translation adjustments                 1,455            (974)
                                                                                    -------         -------

                        Total comprehensive earnings                                $11,051         $ 7,372
                                                                                    =======         =======

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued

7.   CONTINGENCIES

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

     Although it is not certain what future environmental claims, if any, may be asserted, the Company currently believes that its potential liability for known environmental matters does not exceed its present accrual of $50. However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of the environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each PRP for the cleanup.

     It is the opinion of management, after consultation with legal counsel that additional liabilities, if any, resulting from these legal or environmental issues, are not expected to have a material adverse effect on the Company's financial condition or consolidated results of operations.

8.   SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the three months ended March 1, 2003 and March 2, 2002, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.


                                                                                Three Months Ended
                                                                            ----------------------------
                                                                             March 1,           March 2,
                                                                              2003               2002
                                                                            ---------          ---------
                          Net sales:
                                Engine/Mobile Filtration                    $  66,776          $  57,839
                                Industrial/Environmental Filtration            90,369             85,950
                                Packaging                                      14,349             14,473
                                                                            ---------          ---------
                                                                            $ 171,494          $ 158,262
                                                                            =========          =========

                          Operating profit:
                                Engine/Mobile Filtration                    $  12,686          $  11,258
                                Industrial/Environmental Filtration             2,373              2,530
                                Packaging                                         428                618
                                                                            ---------          ---------
                                                                            $  15,487          $  14,406
                          Other income (expense)                                 (368)            (1,876)
                                                                            ---------          ---------
                          Earnings before income taxes and
                                 minority earnings                          $  15,119          $  12,530
                                                                            =========          =========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued

8.   SEGMENT DATA, Continued

                                                                         Three Months Ended
                                                                 --------------------------------
                                                                     March 1,            March 2,
                                                                      2003                2002
                                                                 ------------         -----------
                  Identifiable assets:
                     Engine/Mobile Filtration                    $    147,528         $   135,534
                     Industrial/Environmental Filtration              292,779             301,003
                     Packaging                                         41,366              44,293
                     Corporate                                         55,858              44,694
                                                                 ------------         -----------
                                                                 $    537,531         $   525,524
                                                                 ============         ===========

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS: FIRST QUARTER OF 2003 COMPARED WITH FIRST QUARTER OF
2002.

CLARCOR reported increased sales, operating profit and net earnings for the 2003 first quarter compared to the same quarter in 2002. Included in the 2003 quarter are the results from Locker Filtration (Locker), which the Company acquired at the beginning of the third quarter 2002. Locker added approximately $4,000,000 in Engine/Mobile Filtration segment sales for the 2003 quarter and reduced diluted earnings per share by approximately $0.01.

Net sales of $171,494,000 increased 8.4% from $158,262,000 reported for the first quarter of 2002. Compared to last year's first quarter, sales were approximately 5% higher than 2002 excluding the sales from Locker for the 2003 quarter and the impact of favorable currency translation rates.

The Engine/Mobile Filtration segment reported increased sales of 15.5% to $66,776,000 from $57,839,000 in 2002. Excluding the sales from Locker for the 2003 quarter, sales increased approximately 8% from 2002 due primarily from growth in the heavy-duty filter aftermarket. Of the 8% sales increase, selective price changes accounted for less than 2 points of the change in sales and favorable currency translation due to the weaker U.S. dollar resulted in approximately 1 point of the change.

The Company's Industrial/Environmental Filtration segment recorded a 5.1% overall increase in sales to $90,369,000 for the 2003 first quarter. The increased sales level was primarily due to increased customer demand for HVAC filters, filters used in oil drilling and liquid process filters sold to the beverage industry. These sales more than offset reduced sales of air quality equipment, filtration systems and filters used in the aerospace industry. Approximately 1 point of the sales increase was related to favorable currency translation during the 2003 quarter.

The Packaging segment reported sales of $14,349,000 compared to $14,473,000 in 2002. This small decrease resulted primarily from lower sales of plastic products. Sales of metal products increased slightly for the quarter as a result of the segment's focus on recurring metal lithography business.

Operating profit for first quarter 2003 was $15,487,000 compared to $14,406,000 in 2002, a 7.5% increase. This increase came primarily from the Engine/Mobile segment. The operating profit increase resulted from sales growth, selective price increases and favorable currency fluctuations and more than offset significant cost increases for pensions, health care and insurance in the quarter. In addition, cost reduction programs and productivity improvement plans continue to be implemented throughout each of the business segments.

The Engine/Mobile Filtration segment recorded an operating profit increase in 2003 of 12.7% compared to 2002. This increase resulted primarily from sales growth and productivity improvements that offset higher insurance and pension costs. Favorable currency translation fluctuations increased operating profit approximately $100,000. The segment's operating margin was 19.0% compared to 19.5% recorded in the first quarter of 2002. Excluding the impact of Locker, the comparative operating margin would have been approximately 20.3% for the 2003 quarter.
                                  Page 11 of 23

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

The Industrial/Environmental Filtration segment reported operating profit of $2,373,000 in 2003 compared to $2,530,000 in 2002. This reduction in profit resulted from low sales levels of filtration systems and aerospace filters and the related reduced absorption of fixed manufacturing and administrative costs. In addition, costs were incurred during the 2003 quarter related to rationalizing product lines and reorganizing certain manufacturing facilities that are expected to improve margins in future periods. Cost increases related to pensions, health care and insurance also negatively impacted operating profit for the 2003 quarter.

The Packaging segment's operating profit in the 2003 quarter was $428,000 compared to $618,000 in 2002. The decrease resulted primarily from reduced plastic product sales and reduced utilization of facilities related to plastic packaging products in the 2003 quarter. The segment also incurred higher costs for pensions, health care and insurance.

Net other expense for the quarter of $368,000 was significantly lower than $1,876,000 in the 2002 quarter primarily due to reduced interest expense. Interest expense was lower due to reduced interest rates and significantly lower debt balances during the 2003 quarter.

Earnings before income taxes and minority interests for the first quarter of 2003 totaled $15,119,000, compared to $12,530,000 in the comparable quarter last year. The provision for income taxes in 2003 was $5,516,000 compared to $4,518,000 in 2002. The effective rate was 36.5% in 2003 and 36.1% in 2002. The
Company expects the overall effective tax rate for fiscal 2003 will be approximately 36.5%.

Net earnings in the first quarter of the current year were $9,596,000, or $0.38 per share on a diluted basis. Net earnings in the first quarter of 2002 were $7,998,000, or $0.32 per share on a diluted basis. Diluted average shares outstanding were 25,348,353 at the end of the first quarter of 2003, an increase of 1.4% from the average of 25,006,604 for the 2002 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased to $13,218,000 in first quarter 2003 compared to $11,955,000 in 2002, primarily due to increased net earnings. In the first quarter of 2003, cash flows for investing activities totaled $3,010,000 and was primarily for additions to plant assets. Cash flows from investing activities in the 2002 quarter included $3,694,000 received from the sellers of an acquisition in settlement of adjustments required by the purchase agreement. In the 2002 quarter, $3,280,000 was used for additions to plant assets. Cash flows used in financing activities of $15,154,000 in 2003 included net repayments on debt agreements of $12,264,000 and dividend payments of $3,052,000. Cash flows used in financing activities were $10,786,000 in 2002 and included net repayments on debt agreements of $9,197,000 and dividend payments of $2,954,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's debt agreements. At the end of the first quarter of 2003, $50,752,000 was the outstanding balance on a $185 million multicurrency revolving credit facility. At the end of the first quarter of 2003, $122,239,000 remained available to the Company for future borrowings under this agreement which expires in September 2003. The Company is currently negotiating a $165 million replacement credit facility that is expected to be finalized in the second quarter 2003. The

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

Company expects to continue to use additional free cash flow in fiscal 2003 to further reduce outstanding borrowings. Principal payments on other long-term debt will be approximately $5,600,000 in fiscal 2003. The Company is in compliance with all covenants related to debt agreements. Capital expenditures in fiscal year 2003 are expected to be approximately $21,000,000 compared to a total of $12,204,000 in 2002. The 2003 expenditures will be used primarily for normal facility improvements, productivity improvements, health and safety measures, and to support new products. The Company's off-balance sheet arrangements relate to various operating leases. Commitments for noncancelable leases in 2003 total approximately $8,500,000. The Company had no derivative, swap, hedge or special purpose entity agreements at the end of the 2003 first quarter.

While changes in customer demand for the Company's products will affect operating cash flow, the Company is not aware of any known trends, demands or reasonably likely events, other than the possibilities of an economic recession or disruption caused by war in the Middle East, which would materially affect cash flow from operations in the future. It is possible that business acquisitions or dispositions could be made in the future that may affect operating cash flows and may require changes in the Company's debt and capitalization.

The Company's financial position at the end of the first quarter reflected reduced cash as a result of payments made on outstanding debt agreements. Cash and short-term investments totaled $8,824,000 at the end of the quarter, a reduction from $13,747,000 at year-end 2002. At the end of the first quarter 2003 compared to year-end 2002, accounts receivable were reduced by $8,022,000 primarily due to lower sales in the first quarter of 2003 compared to the fourth quarter of 2002. Inventories increased $6,791,000 from the year-end level due to inventory requirements for increased shipments expected for the remainder of 2003. The changes in accounts receivable and inventories at the end of the first quarter were consistent with the normal seasonality changes between fiscal quarters. Current liabilities include the $50,752,000 outstanding balance on a revolving credit agreement that expires in 2003. The current ratio at the end of the first quarter was 1.6 compared to 1.5 at the end of fiscal 2002. During the first quarter of 2003, $12,264,000 was repaid on debt agreements that reduced total debt to $78,840,000 from $91,104,000 at year-end 2002. The ratio of total debt to total capitalization was 19.6% at the end of the 2003 first quarter compared to the year-end 2002 level of 22.4%. At the end of the first quarter 2003, CLARCOR had 24,925,729 shares of common stock outstanding.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company's Annual Report and Form 10-K for the year ended November 30, 2002 (the "Annual Report") in the Financial Review on page 10.

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report in the Financial Review on pages 10-11 and in the Notes to the Consolidated Financial Statements on pages 16-24 and in the Notes to the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

consolidated condensed financial statements included herein. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." These standards will be applied as appropriate for the Company beginning in fiscal 2003 and they are not expected to have a material impact on the Company's results of operations or financial condition.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires disclosure in periodic financial statements of certain guarantee arrangements. The implementation of this interpretation requires certain disclosures regarding guarantees as provided in Note 3 to the consolidated condensed financial statements. The requirements of FIN 45 did not have a significant impact on the Company's results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain requirements of SFAS No. 123. The transition provisions are effective for the Company in fiscal 2003 and the disclosure requirements are effective for the Company beginning with its second quarter 2003 consolidated financial statements. The Company currently plans to continue to apply the intrinsic value method to account for stock-based employee compensation. Diluted earnings per share for the 2003 quarter would have been reduced by approximately $0.02 for the quarter based on the fair value calculation used previously as described in Note M in the Company's Annual Report.

Outlook

The Company remains optimistic regarding CLARCOR's future. The impact of the Total Filtration Program is expected to become more evident as it is introduced to additional current and new customers. The Total Filtration Program combined with the efforts of each of the filtration businesses to build their individual sales through new products and new customer relationships will continue to drive the overall sales growth for the year. In addition, because the Company's filtration sales are primarily in the aftermarket, revenues tend to be more stable in difficult economic times than sales into the OEM markets. However, sales of air quality equipment and filtration systems and sales to the aerospace market are not expected to improve in the near term. Sales growth is expected for the Packaging segment for 2003.

As a result of the anticipated overall sales growth for the Company combined with continued cost control efforts for the remainder of the year, it is expected that diluted earnings per share for 2003

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued

will be in the $1.92 to $2.02 range. Even though the Company's revenues tend to be more stable in difficult economic times, an economic recession or international conflicts would likely impact the Company's business activities and results of operations.

Continued emphasis on cost reductions within each business unit is expected to offset cost increases for energy, health care, insurance and pensions. Due to significantly reduced pension asset valuations and lower discount and asset return rates, pension expense is expected to increase by approximately $2,000,000 in fiscal 2003 from 2002. Costs for energy, property and liability insurance and pensions are particularly impacted by economic conditions and by interest rates, stock market valuations and reinsurance availability. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Capital investments will continue to be made in each segment's facilities to improve productivity and to support the Total Filtration Program and new products. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if recessionary economic conditions persist.

CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company's products are sold; the success of the Company's Total Filtration Program; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles, raw material costs, insurance, pension, energy costs, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the fluctuation in interest rates, primarily LIBOR, which affect the cost of borrowing under its revolving credit facility; the fluctuation in foreign and U.S. currency exchange rates; extraordinary events such as litigation, acquisitions or divestitures including related charges; market disruptions caused by domestic or international conflicts; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items it is possible that in some future quarters the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of CLARCOR common stock could be materially adversely affected.

Part I - Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

         The information required hereunder is set forth on Page 13 of the Quarterly Report under the captions "Management's Discussion and Analysis -- Other Matters -- Market Risk."






Part I - Item 4.  Controls and Procedures.

         The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 1, 2003. Based on their evaluation, they concluded that the Company's disclosure controls and procedures were effective in achieving the objectives for which they were designed. Since their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficient and material weaknesses.

Part II - Other Information

Item 4  -   Submission of Matters to a Vote of Security Holders

            At the annual meeting of shareholders of CLARCOR Inc. held on March 24, 2003, all of management's nominees for directors, as listed in the proxy statement dated February 20, 2003, were elected. The Company had 24,924,304 shares of common stock outstanding as of the close of business on the February 7, 2003 record date, and the holders of 22,119,008 shares of common stock were present at the meeting, in person or by proxy.

            The three nominees elected received votes as follows:

                                            For                Withheld
            J. Marc Adam                 21,960,839             158,169
            James L. Packard             21,498,866             620,142
            Keith E. Wandell             21,886,414             232,594

            Also at the annual meeting, the shareholders approved the CLARCOR Inc. 2004 Incentive Plan with a vote of 16,122,716 in favor, 2,932,597 against and 259,366 withheld.

Item 6   Exhibits and Reports on Form 8-K

a.       Exhibit 99
            Certifications Pursuant to Section 1350 of Chapter 63 of Title
              18 of the United States Code

b. The Company did not file a Form 8-K during the first quarter ended March 1, 2003.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  CLARCOR INC.
                                  (Registrant)



          March 25, 2003               By  /s/ Bruce A. Klein
       -------------------                 ---------------------------------
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







Date: March 25, 2003                       /s/ Norman E. Johnson
                           ----------------------------------------------------
                                             Norman E. Johnson
                              Chairman of the Board, President and Chief
                                              Executive Officer

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



Date: March 25, 2003
                                             /s/ Bruce A. Klein
                           ----------------------------------------------------
                                               Bruce A. Klein
                            Vice President - Finance and Chief Financial Officer

                                  EXHIBIT INDEX


                                                                        Page No.
Exhibit 99
    Certification Pursuant to Section 1350 of Chapter
    63 of Title 18 of the United States Code of:

    99.1     Norman E. Johnson                                             22
    99.2     Bruce A. Klein                                                23