Form 10-Q
period 2003-05-31
CLARCOR INC
filed 2003-06-27
CIK 20740

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


                       For the quarter ended May 31, 2003

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


For the Quarter Ended May 31, 2003               Commission File Number 1-11024


                                  CLARCOR Inc.
-------------------------------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


                      25,045,892 common shares outstanding
                      ------------------------------------

Part I - Item 1


                                  CLARCOR Inc.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                    --------

                                                                    May 31,           November 30,
                        ASSETS                                       2003                2002
                                                                  -----------         ------------
                                                                  (unaudited)

Current assets:
      Cash and short-term cash investments                         $  10,326           $  13,747
      Accounts receivable, less allowance for losses
           of $7,859 for 2003 and $7,020 for 2002                    117,621             121,482
      Inventories:
           Raw materials                                              38,397              34,313
           Work in process                                            14,771              10,897
           Finished products                                          59,512              56,636
                                                                   ---------           ---------
              Total inventories                                      112,680             101,846
                                                                   ---------           ---------

      Prepaid expenses and other current assets                        4,025               5,576
      Deferred income taxes                                           17,985              17,095
                                                                   ---------           ---------

                 Total current assets                                262,637             259,746
                                                                   ---------           ---------

Plant assets at cost,                                                296,790             290,302
      less accumulated depreciation                                 (167,573)           (157,410)
                                                                   ---------           ---------
                                                                     129,217             132,892
                                                                   ---------           ---------

Goodwill                                                              82,474              81,658
Trademarks                                                            29,476              29,483
Other acquired intangibles, less accumulated amortization             10,609              11,388
Pension assets                                                        21,267              21,771
Other noncurrent assets                                               10,192               9,181
                                                                   ---------           ---------

                                                                   $ 545,872           $ 546,119
                                                                   =========           =========

                     LIABILITIES

Current liabilities:
      Current portion of long-term debt                            $   5,699           $  68,456
      Accounts payable                                                47,316              50,350
      Income taxes                                                     9,556               8,061
      Accrued employee compensation                                   17,740              20,688
      Other accrued liabilities                                       29,988              26,700
                                                                   ---------           ---------

                 Total current liabilities                           110,299             174,255
                                                                   ---------           ---------

Long-term debt, less current portion                                  62,968              22,648
Pension liabilities                                                    9,257               7,823
Deferred income taxes                                                 19,493              19,045
Other long-term liabilities                                            7,125               6,351
Minority interests                                                       669                 536

Contingencies

              SHAREHOLDERS' EQUITY

Capital stock                                                         25,046              24,919
Capital in excess of par value                                        13,595              12,854
Accumulated other comprehensive earnings                              (2,978)             (6,187)
Retained earnings                                                    300,398             283,875
                                                                   ---------           ---------
                                                                     336,061             315,461
                                                                   ---------           ---------

                                                                   $ 545,872           $ 546,119
                                                                   =========           =========


                See Notes to Consolidated Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                  (Unaudited)

                                   ---------

                                                               Quarter Ended                             Six Months Ended
                                                      ---------------------------------         ---------------------------------
                                                         May 31,              June 1,              May 31,              June 1,
                                                          2003                 2002                 2003                 2002
                                                      ------------         ------------         ------------         ------------

Net sales                                             $    185,775         $    176,510         $    357,269         $    334,772
Cost of sales                                              129,176              125,210              252,321              238,762
                                                      ------------         ------------         ------------         ------------

    Gross profit                                            56,599               51,300              104,948               96,010

Selling and administrative expenses                         36,061               32,504               68,923               62,808
                                                      ------------         ------------         ------------         ------------

    Operating profit                                        20,538               18,796               36,025               33,202
                                                      ------------         ------------         ------------         ------------

Other income (expense):
   Interest expense                                           (450)              (1,828)                (974)              (3,794)
   Interest income                                              20                   91                  130                  285
   Other, net                                                  469                 (432)                 515                 (536)
                                                      ------------         ------------         ------------         ------------

                                                                39               (2,169)                (329)              (4,045)
                                                      ------------         ------------         ------------         ------------

    Earnings before income taxes
       and minority interests                               20,577               16,627               35,696               29,157

Provision for income taxes                                   7,499                6,017               13,015               10,535
                                                      ------------         ------------         ------------         ------------

    Earnings before minority interests                      13,078               10,610               22,681               18,622

Minority interests in earnings of subsidiaries                 (31)                  (3)                 (38)                 (17)
                                                      ------------         ------------         ------------         ------------

Net earnings                                          $     13,047         $     10,607         $     22,643         $     18,605
                                                      ============         ============         ============         ============

Net earnings per common share:
    Basic                                             $       0.52         $       0.43         $       0.91         $       0.75
                                                      ============         ============         ============         ============
    Diluted                                           $       0.51         $       0.42         $       0.89         $       0.74
                                                      ============         ============         ============         ============

Average number of common shares outstanding:
    Basic                                               25,015,289           24,856,731           24,973,997           24,782,349
                                                      ============         ============         ============         ============
    Diluted                                             25,435,452           25,310,296           25,326,543           25,142,081
                                                      ============         ============         ============         ============

Dividends paid per share                              $     0.1225         $     0.1200         $     0.2450         $     0.2400
                                                      ============         ============         ============         ============


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                    --------

                                                                   Six Months Ended
                                                              ---------------------------
                                                               May 31,           June 1,
                                                                2003              2002
                                                              ---------         ---------

Cash flows from operating activities:
     Net earnings                                             $  22,643         $  18,605
     Depreciation                                                 9,860            10,067
     Amortization                                                   453               365
     Changes in assets and liabilities                           (2,534)           11,627
     Other, net                                                      45                72
                                                              ---------         ---------

             Net cash provided by operating activities           30,467            40,736
                                                              ---------         ---------

Cash flows from investing activities:
     Additions to plant assets                                   (6,041)           (6,078)
     Business acquisitions, net of cash acquired                     --             3,694
     Other, net                                                      26                (1)
                                                              ---------         ---------

             Net cash used in investing activities               (6,015)           (2,385)
                                                              ---------         ---------

Cash flows from financing activities:
     Proceeds from line of credit                                94,111             9,500
     Payments on line of credit                                (116,083)          (39,500)
     Payments on long-term debt                                    (465)             (219)
     Cash dividends paid                                         (6,120)           (5,937)
     Other, net                                                     440             1,786
                                                              ---------         ---------

             Net cash used in financing activities              (28,117)          (34,370)
                                                              ---------         ---------

Net effect of exchange rate changes on cash                         244                25
                                                              ---------         ---------

Net change in cash and short-term cash investments               (3,421)            4,006

Cash and short-term cash investments,
     beginning of period                                         13,747             7,418
                                                              ---------         ---------

Cash and short-term cash investments,
     end of period                                            $  10,326         $  11,424
                                                              =========         =========


Cash paid during the period for:
     Interest                                                 $     999         $   4,076
                                                              =========         =========
     Income taxes                                             $   9,066         $   1,946
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

         The consolidated condensed balance sheet as of May 31, 2003, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended May 31, 2003, and June 1, 2002, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2002 annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended May 31, 2003 are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

2.       ACQUISITIONS

         On June 5, 2002, the Company acquired Locker Filtration Limited (Locker), a Warrington, England manufacturer of heavy-duty air filters, diesel and gas turbine air intake system filters and specialty filters. During the fourth quarter 2002, the Company acquired Total Filter Technology (TFT), a process liquid filtration manufacturer based in North Chelmsford, Massachusetts and FilterSource, an air filtration distributor based in California. The three acquisitions were purchased for approximately $10,371 in cash and their results were included in the Company's consolidated results of operations from the dates of acquisition. Locker is included in the Engine/Mobile Filtration segment. TFT and FilterSource are included in the Industrial/Environmental Filtration segment. An allocation of the purchase price has been made to major categories of assets and liabilities for each acquisition. The acquisitions are not material to the results of the Company. During first quarter 2003, the appraisal and other purchase accounting adjustments for TFT and FilterSource were finalized resulting in an increase to goodwill of $417, a decrease to trademarks of $7, and a decrease to other identifiable definite-lived intangibles of $326. No additional purchase accounting entries associated with the 2002 acquisitions are expected other than entries to finalize deferred income taxes.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------


3.       RECENT ACCOUNTING PRONOUNCEMENT

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that certain guarantees be recognized as liabilities at fair value at their inception date and requires certain disclosures by the guarantor in its financial statements about its obligations. The Company has reviewed the provisions of FIN 45 relating to initial recognition and measurement of guarantor liabilities, which are effective for qualifying guarantees entered into or modified after December 31, 2002, and does not expect it to have a material impact on the Company's financial statements. The disclosure requirements which were effective for the quarter ended March 1, 2003 are described below.

         The Company has provided letters of credit totaling approximately $24,624 to various government agencies, primarily related to industrial revenue bonds and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

         In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

         The Company has certain majority ownership interests in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners' interest for an amount estimated to be less than $500.

         Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

         Changes in the Company's warranty accrual during the six months ended May 31, 2003 are as follows:

                Balance at November 30, 2002                                              $1,873
                   Accruals for warranties issued during the period                          282
                   Accruals related to pre-existing warranties                                69
                   Settlements made during the period                                       (189)
                   Other adjustments, including currency translation                         (11)
                                                                                          ------
                Balance at May 31, 2003, included in other current liabilities            $2,024
                                                                                          ======

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------


4.       GOODWILL AND INTANGIBLES

         The following table summarizes the activity for acquired intangibles by reporting unit for the six months ended May 31, 2003. The acquisitions are discussed in Note 2.

                                                                                2003
                                             ---------------------------------------------------------------------------
                                                                              Currency
                                             Beginning                       Translation                        End of
                                              of Year       Acquisitions     Adjustments      Amortization      Quarter
                                             ---------      ------------     -----------      ------------      --------

Goodwill:
  Engine/Mobile Filtration                   $ 11,528         $     --         $    401         $     --        $ 11,929
  Industrial/Environmental Filtration          70,130              417               (2)              --          70,545
  Packaging                                        --               --               --               --              --
                                             --------         --------         --------         --------        --------
                                             $ 81,658         $    417         $    399         $     --        $ 82,474
                                             ========         ========         ========         ========        ========
Trademarks:
  Engine/Mobile Filtration                   $    603         $     --         $     --         $     --        $    603
  Industrial/Environmental Filtration          28,880               (7)              --               --          28,873
  Packaging                                        --               --               --               --              --
                                             --------         --------         --------         --------        --------
                                             $ 29,483         $     (7)        $     --         $     --        $ 29,476
                                             ========         ========         ========         ========        ========
Other acquired intangibles, gross:
  Engine/Mobile Filtration                   $  1,040         $     --         $     --         $     --        $  1,040
  Industrial/Environmental Filtration          13,430             (326)              --               --          13,104
  Packaging                                        --               --               --               --              --
                                             --------         --------         --------         --------        --------
                                               14,470             (326)              --               --          14,144
    Less accumulated amortization               3,082               --               --              453           3,535
                                             --------         --------         --------         --------        --------
Other acquired intangibles, net              $ 11,388         $   (326)        $     --         $    453        $ 10,609
                                             ========         ========         ========         ========        ========

         Amortization expense is estimated to be $900 in 2003, $781 in 2004, $777 in 2005, $752 in 2006, and $739 in 2007.

5.       CREDIT AGREEMENT

         In April 2003, the Company entered into a five-year multicurrency revolving credit agreement with a group of participating financial institutions under which it may borrow up to $165,000. This credit facility replaced a $185,000 agreement that was to expire in September 2003. The replacement agreement provides that loans may be made under a selection of currencies and rate formulas. The interest rate is based upon either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Facility fees and other fees on the entire loan commitment are payable for the duration of this facility. At May 31, 2003, $40,680 was outstanding under this agreement and the average interest rate during the quarter was 1.81%.

         Borrowings under the credit facility are unsecured but are guaranteed by subsidiaries of the Company. The agreement related to this borrowing includes certain restrictive covenants that include maintaining minimum consolidated net worth, limiting new borrowings, maintaining a minimum interest coverage and restricting certain changes in ownership. This agreement also includes a $40,000 letter of credit line subline, against which $14,950 in letters of credit had been issued at May 31, 2003. The Company is in compliance with all covenants related to debt agreements.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------


6.       STOCK-BASED COMPENSATION

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provides the disclosure-only provisions of SFAS No. 123. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, providing alternative methods of accounting and requiring more prominent and frequent disclosures of the effects of stock-based compensation under the fair value-based method. The Company has adopted the interim disclosure provisions effective for the interim period ending May 31, 2003.

         If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro forma net earnings and basic and diluted earnings per share (EPS) would have been as follows:

                                                      Quarter Ended                      Six Months Ended
                                               ----------------------------        ----------------------------
                                                May 31,           June 1,           May 31,           June 1,
                                                 2003               2002             2003               2002
                                               ----------        ----------        ----------        ----------

Net earnings, as reported                      $   13,047        $   10,607        $   22,643        $   18,605
  Less total stock-based compensation
  expense under the fair value-based
  method, net of tax                                1,100               543             1,501               852
                                               ----------        ----------        ----------        ----------
Pro forma net earnings                         $   11,947        $   10,064        $   21,142        $   17,753
                                               ==========        ==========        ==========        ==========

Basic EPS, as reported                         $     0.52        $     0.43        $     0.91        $     0.75
Pro forma basic EPS                            $     0.48        $     0.40        $     0.85        $     0.72

Diluted EPS, as reported                       $     0.51        $     0.42        $     0.89        $     0.74
Pro forma diluted EPS                          $     0.47        $     0.40        $     0.83        $     0.71

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter and six months ended May 31, 2003 and June 1, 2002, respectively. Adjustments for forfeitures are made as they occur.

                                         Quarter Ended              Six Months Ended
                                      ---------------------       ---------------------
                                      May 31,       June 1,       May 31,       June 1,
                                       2003          2002          2003          2002
                                      -------       -------       -------       -------

Risk-free interest rate                 3.87%         4.70%         3.87%         4.70%
Expected dividend yield                 1.58%         1.91%         1.58%         1.91%
Expected volatility factor             24.60%        25.50%        24.60%        25.50%
Expected option term (in years)          7.0           7.0           7.0           7.0

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

         The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:

                                                        Quarter Ended                       Six Months Ended
                                                ------------------------------        ------------------------------
                                                  May 31,            June 1,            May 31,            June 1,
                                                   2003               2002               2003               2002
                                                -----------        -----------        -----------        -----------

Net Earnings                                    $    13,047        $    10,607        $    22,643        $    18,605
Basic EPS:
   Weighted average number of common
   shares outstanding                            25,015,289         24,856,731         24,973,997         24,782,349
      Basic per share amount                    $      0.52        $      0.43        $      0.91        $      0.75
                                                ===========        ===========        ===========        ===========

Diluted EPS:
   Weighted average number of common
      shares outstanding                         25,015,289         24,856,731         24,973,997         24,782,349
   Dilutive effect of stock options                 420,163            453,565            352,546            359,732
                                                -----------        -----------        -----------        -----------
      Diluted weighted average number of
        common shares outstanding                25,435,452         25,310,296         25,326,543         25,142,081
      Diluted per share amount                  $      0.51        $      0.42        $      0.89        $      0.74
                                                ===========        ===========        ===========        ===========

         The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter:

                                             Quarter Ended                       Six Months Ended
                                       -------------------------           --------------------------
                                       May 31,           June 1,            May 31,           June 1,
                                        2003              2002               2003              2002
                                       -------           -------           --------           -------

Options                                 77,398            41,366            189,906            41,366

Weighted Average Exercise Price        $ 36.38           $ 31.97           $  35.68           $ 31.97

         For the six months ended May 31, 2003, exercises of stock options added $226 to capital in excess of par value.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------


8.       COMPREHENSIVE EARNINGS

         The Company's total comprehensive earnings and its components are as follows:

                                                          Quarter Ended                Six Months Ended
                                                      ----------------------        ----------------------
                                                      May 31,        June 1,        May 31,        June 1,
                                                       2003           2002           2003           2002
                                                      -------        -------        -------        -------

Net earnings                                          $13,047        $10,607        $22,643        $18,605
Other comprehensive earnings, net of tax:
    Cash flow hedges:
      Unrealized gain on derivative instrument             --            479             --            828
    Foreign currency translation adjustments            1,754          1,520          3,209            546
                                                      -------        -------        -------        -------
Total comprehensive earnings                          $14,801        $12,606        $25,852        $19,979
                                                      =======        =======        =======        =======

9.       CONTINGENCIES

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

10.      SEGMENT DATA

         The Company operates in three principal product segments:
         Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the quarter and six months ended May 31, 2003 and June 1, 2002, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------


10.      SEGMENT DATA, Continued

                                                                    Quarter Ended                       Six Months Ended
                                                             ---------------------------         --------------------------
                                                              May 31,           June 1,           May 31,           June 1,
                                                               2003              2002              2003               2002
                                                             ---------         ---------         ---------        ---------

Net sales:
     Engine/Mobile Filtration                                $  73,066         $  64,760         $ 139,842        $ 122,599
     Industrial/Environmental Filtration                        95,852            94,377           186,221          180,327
     Packaging                                                  16,857            17,373            31,206           31,846
                                                             ---------         ---------         ---------        ---------
                                                             $ 185,775         $ 176,510         $ 357,269        $ 334,772
                                                             =========         =========         =========        =========

Operating profit:
     Engine/Mobile Filtration                                $  14,253         $  13,169         $  26,939        $  24,427
     Industrial/Environmental Filtration                         5,417             4,672             7,790            7,202
     Packaging                                                     868               955             1,296            1,573
                                                             ---------         ---------         ---------        ---------
                                                                20,538            18,796            36,025           33,202
Other income (expense)                                              39            (2,169)             (329)          (4,045)
                                                             ---------         ---------         ---------        ---------
Earnings before income taxes and
      minority earnings                                      $  20,577         $  16,627         $  35,696        $  29,157
                                                             =========         =========         =========        =========

Identifiable assets:
     Engine/Mobile Filtration                                                                    $ 150,162        $ 143,060
     Industrial/Environmental Filtration                                                           301,314          298,570
     Packaging                                                                                      43,161           43,885
     Corporate                                                                                      51,235           41,641
                                                                                                 ---------        ---------
                                                                                                 $ 545,872        $ 527,156
                                                                                                 =========        =========

Part I - Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS: SECOND QUARTER OF 2003 COMPARED WITH SECOND QUARTER OF 2002.

CLARCOR reported increased sales, operating profit and net earnings for the 2003 second quarter compared to the same quarter in 2002. Included in the 2003 quarter are the results from Locker Filtration (Locker), which the Company acquired at the beginning of the third quarter 2002. Locker added approximately $4,700,000 in Engine/Mobile Filtration segment sales for the 2003 quarter and reduced diluted earnings per share by approximately $0.01.

Net sales of $185,775,000 increased 5.2% from $176,510,000 reported for the second quarter of 2002. Compared to last year's second quarter, approximately three points of the increase resulted from Locker for the 2003 quarter and the impact of favorable currency translation rates.

The Engine/Mobile Filtration segment reported increased sales of 12.8% to $73,066,000 from $64,760,000 in 2002. Sales increased approximately seven points due to sales from Locker for the 2003 quarter and six points due primarily from sales growth in the heavy-duty and railroad filter markets. Of the six points in sales growth for the quarter, selective price changes accounted for less than two points of the change in sales and favorable currency translation due to the weaker U.S. dollar resulted in less than one point of the change.

The Company's Industrial/Environmental Filtration segment recorded a 1.6% overall increase in sales to $95,852,000 for the 2003 second quarter. The sales increase was partially due to increased demand domestically and internationally for filters sold for aviation and oil drilling applications. A weakness in filters and filtration equipment sold into capital goods markets and for automotive manufacturing applications continued during the quarter. HVAC filter sales, for both residential and commercial markets, were lower than planned, but sales are expected to improve as the year progresses. Less than one point of the sales increase was related to favorable currency translation during the 2003 quarter.

The Packaging segment reported sales of $16,857,000 compared to $17,373,000 in 2002, a decrease of 3%. This decrease resulted primarily from lower sales of plastic products. Sales of metal products increased approximately 9% in the quarter as a result of the segment's focus on recurring metal lithography business.

Operating profit for second quarter 2003 was $20,538,000 compared to $18,796,000 in 2002, a 9.3% increase. This increase came from improved operating profit from both filtration segments partially offset by slightly lower packaging segment profits. The overall improvement resulted primarily from increased sales levels that more than offset cost increases for pensions, health care, incentive plans and insurance in the quarter. Operating margin improved to 11.1% compared to 10.6% reported in the prior year. The margin improvement resulted primarily from cost reduction programs and productivity improvement plans that continue to be implemented throughout each of the business segments.

The Engine/Mobile Filtration segment recorded an increase in operating profit of 8.2% compared to the 2002 second quarter. This increase resulted primarily from sales growth and productivity improvements. The segment's operating margin was 19.5% compared to 20.3% recorded in the

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


second quarter of 2002. The segment's 2003 operating margin was reduced by approximately one point due to lower margins from Locker.

The Industrial/Environmental Filtration segment reported operating profit of $5,417,000 in 2003 compared to $4,672,000 in 2002. This increase resulted primarily from higher sales during the quarter of filters used in aviation and oil drilling applications. This increase in profits more than offset a reduction in profit resulting from low sales levels of filtration systems and filters used in automotive manufacturing. In addition, costs were incurred during the 2003 quarter related to rationalizing product lines and reorganizing certain distribution and manufacturing facilities that are expected to improve margins in future periods. Cost increases related to pensions, health care, incentive plans and insurance also negatively impacted operating profit for the 2003 quarter. The segment's operating margin was 5.7% compared to 5.0% in the second quarter of 2002.

The Packaging segment's operating profit in the 2003 quarter was $868,000 compared to $955,000 in 2002. The decrease resulted primarily from reduced plastic product sales and reduced utilization of facilities related to plastic packaging products in the 2003 quarter. The segment also incurred higher costs for employee benefit programs and insurance. The segment's operating margin was 5.1% compared to 5.5% in the second quarter of 2002.

Net other income for the quarter of $39,000 was a significant improvement over net other expense of $2,169,000 reported for the 2002 quarter. The improvement primarily resulted from reduced interest expense due to reduced interest rates and significantly lower debt balances during the 2003 quarter. In addition, currency exchange gains of $568,000 were recorded in the 2003 quarter resulting primarily from changes in currency rates.

Earnings before income taxes and minority interests for the second quarter of 2003 totaled $20,577,000, compared to $16,627,000 in the comparable quarter last year. The provision for income taxes in 2003 was $7,499,000 compared to $6,017,000 in 2002. The effective tax rate was 36.4% in 2003 and 36.2% in 2002.

Net earnings in the second quarter of the current year were $13,047,000, or $0.51 per share on a diluted basis. Net earnings in the second quarter of 2002 were $10,607,000, or $0.42 per share on a diluted basis. Diluted average shares outstanding were 25,435,452 at the end of the second quarter of 2003, an increase of 0.5% from the average of 25,310,296 for the 2002 quarter.

SIX MONTHS OF 2003 COMPARED TO SIX MONTHS OF 2002.

Net sales increased to $357,269,000 from $334,772,000 in 2002, a 6.7% increase. The sales increase includes approximately $8,800,000 recorded in the 2003 six-month period from the Locker acquisition. Sales increases were recorded in both of the filtration segments that more than offset a slight decrease in packaging sales. Approximately one point of the increase in sales is due to favorable currency exchange rates.

The Engine/Mobile Filtration segment reported sales of $139,842,000 in the 2003 period compared to $122,599,000 in the 2002 six-month period. The sales increase was primarily from Locker and heavy-duty filter sales growth. The heavy-duty sales growth resulted from new sales and marketing initiatives begun early in 2002 focusing on market penetration programs designed to add new distribution and strengthen current distribution of heavy duty filters. Selective price changes and favorable currency exchange rates accounted for approximately three points of the sales increase.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


The Industrial/Environmental Filtration segment reported sales of $186,221,000, a 3.3% increase over 2002 six-month sales of $180,327,000. This increase resulted primarily from strong first quarter sales of HVAC filters and increased sales of filters used in aviation and oil drilling applications offset partially by reduced sales of air quality equipment. Less than one point of the overall sales increase was related to favorable currency translation during the 2003 six-month period.

Packaging segment sales of $31,206,000 were 2.0% lower than sales in the 2002 six-month period. The reduction was primarily due to lower sales of plastic packaging closures as sales of metal packaging products were higher for the six-month period.

Operating profit for the 2003 six-month period totaled $36,025,000 compared to $33,202,000 in 2002, an increase of 8.5%. The improvement in operating profit resulted from sales growth and productivity improvements that more than offset cost increases for pensions, health care, employee incentive plans and insurance. Cost reduction programs and productivity improvement plans continue to be implemented throughout each of the business segments.

The Engine/Mobile Filtration segment reported operating profit of $26,939,000 for the six-month period, a 10.3% increase over the 2002 period. The improvement in operating profit resulted primarily from sales growth and productivity improvements that offset higher costs for insurance and employee benefit programs. Favorable currency translation fluctuations increased operating profit approximately $200,000. The segment's operating margin was 19.3% compared to 19.9% reported for the 2002 six-month period. The segment's operating margin in 2003 was reduced by approximately one point due to Locker.

The Industrial/Environmental Filtration segment reported operating profit of $7,790,000 compared to $7,202,000 for the 2002 six-month period. This increase of 8.2% resulted from sales growth and cost reduction and productivity improvement programs that more than offset increased costs for employee benefit programs and insurance. Costs continue to be incurred for product line rationalization and the reorganization of distribution and manufacturing facilities. These efforts are expected to improve margins in future periods as a result of greater production efficiencies and the reduction of duplicative costs.

The Packaging segment reported operating profit of $1,296,000 for the 2003 six-month period compared to $1,573,000 in the 2002 period. The decrease resulted primarily from reduced plastic product sales and reduced utilization of facilities related to plastic packaging products in the 2003 period. The segment also incurred increased costs for employee benefit programs and insurance.

Net other expense for the six-month 2003 period totaled $329,000 compared to $4,045,000 for 2002. The reduction was primarily related to reduced interest expense as a result of significantly reduced interest rates and debt balances. In addition, due to fluctuations in currency exchange rates, currency gains related to transactions denominated in currencies other than U.S. dollars were recorded in the 2003 period compared to losses in 2002.

Earnings before income taxes and minority interests for the 2003 six-month period totaled $35,696,000, compared to $29,157,000 in the prior year period. The provision for income taxes in 2003 was $13,015,000 compared to $10,535,000 in 2002. The effective rate was 36.5% in 2003 and 36.1% in 2002. The Company expects the effective tax rate for fiscal 2003 will be approximately 36.5%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


Net earnings in the 2003 six-month period were $22,643,000, or $0.89 per share on a diluted basis. Net earnings in the 2002 six-month period were $18,605,000, or $0.74 per share on a diluted basis. Diluted average shares outstanding were 25,326,543 for the 2003 period and 25,142,081 for the 2002 six-month period. The increase of 0.7% is primarily due to grants of stock-based incentives.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $30,467,000 for the 2003 six-month period compared to $40,736,000 in 2002. The reduction was due to an increased investment in net assets of $2,534,000 compared to a reduction of $11,627,000 in net assets in the 2002 period. The most significant change in working capital investment between the two periods relates to $10,834,000 for increased inventories in 2003 as a result of expected sales levels for the remainder of 2003. In 2003, cash flows for investing activities totaled $6,015,000 and was primarily for additions to plant assets. Cash flows from investing activities in the 2002 six-month period included $3,694,000 received from the sellers of a business purchased by CLARCOR in settlement of adjustments required by the purchase agreement. In the 2002 quarter, $6,078,000 was used for additions to plant assets. Cash flows used in financing activities of $28,117,000 in 2003 included net repayments on debt agreements of $22,437,000 and dividend payments of $6,120,000. Included in the net repayments on debt in 2003 was the final repayment on a credit facility that was to expire in September 2003 and the proceeds related to a $165,000,000 replacement facility as described in Note 5 to the consolidated condensed financial statements. Cash flows used in financing activities were $34,370,000 in 2002 and included net repayments on debt agreements of $30,219,000 and dividend payments of $5,937,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's debt agreements. As mentioned earlier, a $165,000,000 replacement credit facility with a group of financial institutions was finalized during the second quarter of 2003. At the end of the second quarter of 2003, $40,680,000 was the outstanding balance against this multicurrency revolving credit facility with $14,950,000 outstanding for letters of credit. At the end of the second quarter of 2003, $109,370,000 remained available to the Company for future borrowings under this agreement which expires in April 2008. Although no payments are required on the replacement credit facility, the Company expects to continue to use excess cash in fiscal 2003 to further reduce outstanding borrowings. Principal payments on other long-term debt will be approximately $5,600,000 in fiscal 2003. The Company is in compliance with all covenants related to debt agreements. Capital expenditures in fiscal year 2003 are expected to be approximately $18,000,000 to $21,000,000 compared to a total of $12,204,000 in 2002. The 2003 expenditures will be used primarily for normal facility improvements, productivity improvements, health and safety measures, and to support new products.

Off-Balance Sheet Arrangements - The Company's off-balance sheet arrangements relate to various operating leases. Commitments for noncancelable leases in 2003 total approximately $8,500,000. The Company had no derivative, swap, hedge or special purpose entity agreements at the end of the 2003 second quarter.

While changes in customer demand for the Company's products will affect operating cash flow, the Company is not aware of any known trends, demands or reasonably likely events, which would materially affect cash flow from operations in the future. It is possible that business acquisitions or

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


dispositions could be made in the future that may affect operating cash flows and may require changes in the Company's debt and capitalization.

The Company's financial position at the end of the second quarter reflected reduced cash as a result of payments made on outstanding debt agreements. Cash and short-term investments totaled $10,326,000 at the end of the quarter, a reduction from $13,747,000 at year-end 2002. At the end of the second quarter 2003 compared to year-end 2002, accounts receivable were reduced by $3,861,000 primarily due to lower sales in the second quarter of 2003 compared to the fourth quarter of 2002. Inventories increased $10,834,000 from the year-end level due to inventory requirements for increased shipments expected for the remainder of 2003. The changes in accounts receivable and inventories at the end of the second quarter were consistent with expected seasonality requirements and changes in business activity levels between fiscal quarters. Current liabilities of $110,299,000 do not include the $40,680,000 outstanding balance on the replacement revolving credit agreement that was finalized in the second quarter of 2003. The year-end 2002 current liabilities totaled $174,255,000 and included $62,833,000 for the previous revolving credit agreement that was to expire in September 2003. The current ratio at the end of the second quarter was 2.4 compared to 1.5 at the end of fiscal 2002. During the six-month period of 2003, $22,437,000 was repaid on debt agreements that reduced total debt to $68,667,000 from $91,104,000 at year-end 2002. The ratio of total debt to total capitalization (debt plus shareholders' equity) was 17.0% at the end of the 2003 second quarter compared to the year-end 2002 level of 22.4%. At the end of the second quarter 2003, CLARCOR had 25,045,892 shares of common stock outstanding.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company's Annual Report and Form 10-K for the year ended November 30, 2002 (the "Annual Report") in the Financial Review on page 10. The replacement credit facility as described above and in Note 5 to the consolidated condensed financial statements did not have a material impact on the amounts provided in the Company's Annual Report and Form 10-K related to changes in interest rates.

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure in periodic financial statements of certain guarantee arrangements. The implementation of this interpretation requires certain disclosures regarding guarantees of the indebtedness of others as provided in Note 3 to the consolidated condensed financial statements. The requirements of FIN 45 did not have a significant impact on the Company's results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain requirements of SFAS No. 123. The transition provisions are effective for the Company in fiscal 2003 and the disclosure requirements were effective for the Company beginning with its second quarter 2003 consolidated financial statements. The Company currently plans to continue to apply the intrinsic value method to account for stock-based employee compensation. Diluted earnings per share would have been reduced by approximately $0.06 for the six-month 2003 period based on the fair value calculation as described in Note 6 in the consolidated condensed financial statements.

Outlook

As a result of anticipated overall sales growth for the Company combined with continued cost control efforts for the remainder of the year, it is expected that diluted earnings per share for 2003 will be in the $1.97 to $2.05 range. Even though the Company's revenues tend to be stable in difficult economic times, an economic recession or domestic or international conflicts would likely impact the Company's business activities and results of operations. The Total Filtration Program continues to be a major strategic initiative for the Company. In addition, several organizational initiatives continue that are expected to reduce duplicative costs within the Industrial/Environmental Filtration segment. Although some additional costs may be incurred during the remainder of 2003 and in 2004, improved margins for the Industrial/Environmental segment are expected as result of greater production efficiencies and lower operating costs.

Continued emphasis on cost reductions within each business unit is expected to offset cost increases for employee benefit programs and insurance. Due to reduced pension asset valuations and lower discount and asset return rates, pension expense is expected to increase by approximately $2,000,000 in fiscal 2003 from 2002. Costs for energy, property and liability insurance and pensions are particularly impacted by economic conditions and by interest rates, stock market valuations and reinsurance availability. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Capital investments will continue to be made in each segment's facilities to improve productivity and to support the Total Filtration Program and new products. While the Company fully anticipates that sales and profits will

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued


improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if recessionary economic conditions persist. CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings.

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

Part I - Item 3. Quantitative and Qualitative Disclosure About Market Risk.

         The information required hereunder is set forth on Page 13 of the Quarterly Report under the captions "Management's Discussion and Analysis - Other Matters - Market Risk."

Part I - Item 4. Controls and Procedures.

         The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of May 31, 2003. Based on their evaluation, they concluded that the Company's disclosure controls and procedures were effective in achieving the objectives for which they were designed. Since their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficient and material weaknesses.

Part II - Other Information

Item 6   Exhibits and Reports on Form 8K

a.       Exhibit 4

                Credit Agreement

b.       Exhibit 99

                  Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

c. The Company filed two Forms 8-K during the second quarter ended May 31, 2003 announcing the election by the Board of a new director to the Company's Board of Directors and declaration of a dividend and filing the press release dated March 24, 2003 disclosing the first quarter's financial results.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CLARCOR INC.
                                  (Registrant)


June 27, 2003                           By         /s/ Bruce A. Klein
-------------                             -------------------------------------
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


Date: June 27, 2003

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


Date: June 27, 2003

                                                       /s/ Bruce A. Klein
                                                   ----------------------------
                                                          Bruce A. Klein
                                                   Vice President - Finance and
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


                                                                                                    Page No.

Exhibit 4
    Credit Agreement, dated as of April 8, 2003                                                         i

Exhibit 99
    Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the
    United States Code of:

    99.1     Norman E. Johnson                                                                         ii
    99.2     Bruce A. Klein                                                                            iii