Form 10-Q
period 2003-08-30
CLARCOR INC
filed 2003-09-19
CIK 20740

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

                                     -------


                      For the quarter ended August 30, 2003

                                     -------



                       REGISTRANT: CLARCOR Inc. (Delaware)

                                     -------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 30, 2003

                                       OR


 [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


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

`
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2) Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

                      25,300,832 common shares outstanding
             -------------------------------------------------------

Part I - Item 1

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                   ----------


                                                               August 30,    November 30,
                                 ASSETS                          2003            2002
                                                              -----------    ------------
                                                              (unaudited)
Current assets:
     Cash and short-term cash investments                     $   9,493      $  13,747
     Accounts receivable, less allowance for losses
         of $7,441 for 2003 and $7,020 for 2002                 118,952        121,482
     Inventories:
         Raw materials                                           38,061         34,313
         Work in process                                         13,199         10,897
         Finished products                                       54,322         56,636
                                                              ---------      ---------
            Total inventories                                   105,582        101,846
                                                              ---------      ---------

     Prepaid expenses and other current assets                    6,643          5,576
     Deferred income taxes                                       15,924         17,095
                                                              ---------      ---------
               Total current assets                             256,594        259,746
                                                              ---------      ---------

Plant assets at cost,                                           298,540        290,302
     less accumulated depreciation                             (171,317)      (157,410)
                                                              ---------      ---------
                                                                127,223        132,892
                                                              ---------      ---------

Goodwill                                                         82,381         81,658
Trademarks                                                       29,476         29,483
Other acquired intangibles, less accumulated amortization        10,381         11,388
Pension assets                                                   21,015         21,771
Other noncurrent assets                                          10,118          9,181
                                                              ---------      ---------
                                                              $ 537,188      $ 546,119
                                                              =========      =========

                               LIABILITIES

Current liabilities:
     Current portion of long-term debt                        $   5,815      $  68,456
     Accounts payable                                            46,410         50,350
     Income taxes                                                 6,829          8,061
     Accrued employee compensation                               19,050         20,688
     Other accrued liabilities                                   30,831         26,700
                                                              ---------      ---------
               Total current liabilities                        108,935        174,255
                                                              ---------      ---------

Long-term debt, less current portion                             40,100         22,648
Pension liabilities                                               8,311          7,823
Deferred income taxes                                            19,227         19,045
Other long-term liabilities                                       7,264          6,351
Minority interests                                                  647            536

Contingencies

                          SHAREHOLDERS' EQUITY

Capital stock                                                    25,301         24,919
Capital in excess of par value                                   20,030         12,854
Accumulated other comprehensive earnings                         (4,231)        (6,187)
Retained earnings                                               311,604        283,875
                                                              ---------      ---------
                                                                352,704        315,461
                                                              ---------      ---------
                                                              $ 537,188      $ 546,119
                                                              =========      =========


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                   ----------



                                                                         Quarter Ended                     Nine Months Ended
                                                                ------------------------------      ------------------------------
                                                                 August 30,        August 31,        August 30,        August 31,
                                                                    2003              2002              2003              2002
                                                                ------------      ------------      ------------      ------------
Net sales                                                       $    190,647      $    189,368      $    547,916      $    524,140
Cost of sales                                                        134,493           135,810           386,814           374,572
                                                                ------------      ------------      ------------      ------------
    Gross profit                                                      56,154            53,558           161,102           149,568
Selling and administrative expenses                                   33,499            33,041           102,422            95,849
                                                                ------------      ------------      ------------      ------------
    Operating profit                                                  22,655            20,517            58,680            53,719
                                                                ------------      ------------      ------------      ------------

Other income (expense):
  Interest expense                                                      (357)           (1,526)           (1,331)           (5,320)
  Interest income                                                         59                88               189               373
  Other, net                                                             227                (2)              742              (538)
                                                                ------------      ------------      ------------      ------------
                                                                         (71)           (1,440)             (400)           (5,485)
                                                                ------------      ------------      ------------      ------------

    Earnings before income taxes
       and minority interests                                         22,584            19,077            58,280            48,234
Provision for income taxes                                             8,239             6,884            21,254            17,419
                                                                ------------      ------------      ------------      ------------
    Earnings before minority interests                                14,345            12,193            37,026            30,815

Minority interests in earnings of subsidiaries                           (41)               (8)              (79)              (25)
                                                                ------------      ------------      ------------      ------------
Net earnings                                                    $     14,304      $     12,185      $     36,947      $     30,790
                                                                ============      ============      ============      ============

Net earnings per common share:
    Basic                                                       $       0.57      $       0.49      $       1.48      $       1.24
                                                                ============      ============      ============      ============
    Diluted                                                     $       0.56      $       0.48      $       1.46      $       1.22
                                                                ============      ============      ============      ============

Average number of common shares outstanding:
    Basic                                                         25,174,259        24,896,048        25,046,912        24,817,964
                                                                ============      ============      ============      ============
    Diluted                                                       25,534,741        25,300,904        25,280,719        25,187,422
                                                                ============      ============      ============      ============
Dividends paid per share                                        $     0.1225      $     0.1200      $     0.3675      $     0.3600
                                                                ============      ============      ============      ============


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                   ----------


                                                              Nine Months Ended
                                                          -------------------------
                                                          August 30,     August 31,
                                                             2003           2002
                                                          ----------     ----------
Cash flows from operating activities:
    Net earnings                                          $  36,947      $  30,790
    Depreciation                                             14,554         14,781
    Amortization                                                681            545
    Changes in assets and liabilities                         1,306         17,348
    Other, net                                                   82            (63)
                                                          ---------      ---------
            Net cash provided by operating activities        53,570         63,401
                                                          ---------      ---------

Cash flows from investing activities:
    Additions to plant assets                                (8,877)        (9,612)
    Business acquisitions, net of cash acquired                  --         (6,559)
    Other, net                                                   (3)           259
                                                          ---------      ---------
            Net cash used in investing activities            (8,880)       (15,912)
                                                          ---------      ---------

Cash flows from financing activities:
    Proceeds from line of credit                            108,565         10,000
    Payments on line of credit                             (148,444)       (45,000)
    Payments on long-term debt                               (5,310)        (5,295)
    Cash dividends paid                                      (9,218)        (8,922)
    Other, net                                                5,246          1,850
                                                          ---------      ---------
            Net cash used in financing activities           (49,161)       (47,367)
                                                          ---------      ---------
Net effect of exchange rate changes on cash                     217            164
                                                          ---------      ---------

Net change in cash and short-term cash investments           (4,254)           286

Cash and short-term cash investments,
    beginning of period                                      13,747          7,418
                                                          ---------      ---------
Cash and short-term cash investments,
    end of period                                         $   9,493      $   7,704
                                                          =========      =========

Cash paid during the period for:
    Interest                                              $   1,564      $   6,021
                                                          =========      =========
    Income taxes                                          $  16,346      $   8,486
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

     The consolidated condensed balance sheet as of August 30, 2003, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended August 30, 2003, and August 31, 2002, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2002 annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended August 30, 2003 are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

2.   ACQUISITIONS

     On June 5, 2002, the Company acquired Locker Filtration Limited (Locker), a Warrington, England manufacturer of heavy-duty air filters, diesel and gas turbine air intake system filters and specialty filters. The Company acquired Total Filter Technology (TFT), a process liquid filtration manufacturer based in North Chelmsford, Massachusetts during third quarter 2002 and FilterSource, an air filtration distributor based in California during fourth quarter 2002. The three acquisitions were purchased for approximately $10,371 in cash and their results were included in the Company's consolidated results of operations from the dates of acquisition. Locker is included in the Engine/Mobile Filtration segment. TFT and FilterSource are included in the Industrial/Environmental Filtration segment. An allocation of the purchase price has been made to major categories of assets and liabilities for each acquisition. The acquisitions are not material to the results of the Company. During first quarter 2003, the appraisal and other purchase accounting adjustments for TFT and FilterSource were finalized resulting in an increase to goodwill of $417, a decrease to trademarks of $7, and a decrease to other identifiable definite-lived intangibles of $326. No additional purchase accounting entries associated with the 2002 acquisitions are expected other than entries to finalize deferred income taxes.

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

     The Company has provided letters of credit totaling approximately $23,676 to various government agencies, primarily related to industrial revenue bonds and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

     In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

     The Company has a majority ownership interest in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners' interest for an amount estimated not to exceed $700.

     Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

     Changes in the Company's warranty accrual during the nine months ended August 30, 2003 are as follows:


     Balance at November 30, 2002                                            1,873
       Accruals for warranties issued during the period                        280
       Accruals related to pre-existing warranties                            (373)
       Settlements made during the period                                     (236)
       Other adjustments, including currency translation                       100
                                                                           -------
       Balance at August 30, 2003, included in other current liabilities   $ 1,644
                                                                           =======

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

4.   GOODWILL AND INTANGIBLES

     The following table summarizes the activity for acquired intangibles by reporting unit for the nine months ended August 30, 2003. The acquisitions are discussed in Note 2.



                                                                              2003
                                               -------------------------------------------------------------------------
                                                                               Currency
                                               Beginning                      Translation                      End of
                                                of Year      Acquisitions     Adjustments   Amortization       Quarter
                                               -------------------------------------------------------------------------
Goodwill:
   Engine/Mobile Filtration                    $ 11,528        $     --       $      304      $     --         $ 11,832
   Industrial/Environmental Filtration           70,130             417                2            --           70,549
   Packaging                                         --              --               --            --               --
                                               -------------------------------------------------------------------------
                                               $ 81,658        $    417       $      306      $     --         $ 82,381
                                               =========================================================================
Trademarks:
   Engine/Mobile Filtration                    $    603        $     --       $       --      $     --         $    603
   Industrial/Environmental Filtration           28,880              (7)              --            --           28,873
   Packaging                                         --              --               --            --               --
                                               -------------------------------------------------------------------------
                                               $ 29,483        $     (7)      $       --      $     --         $ 29,476
                                               =========================================================================
Other acquired intangibles, gross:
   Engine/Mobile Filtration                    $  1,040        $     --       $       --      $     --         $  1,040
   Industrial/Environmental Filtration           13,430            (326)              --            --           13,104
   Packaging                                         --              --               --            --               --
                                               -------------------------------------------------------------------------
                                                 14,470            (326)              --            --           14,144
     Less accumulated amortization                3,082              --               --           681            3,763
                                               -------------------------------------------------------------------------
Other acquired intangibles, net                $ 11,388        $   (326)      $       --      $    681         $ 10,381
                                               =========================================================================


     Amortization expense is estimated to be $895 in 2003, $759 in 2004, $755 in 2005, $720 in 2006, and $708 in 2007.

5.   CREDIT AGREEMENT

     In April 2003, the Company entered into a five-year multicurrency revolving credit agreement with a group of participating financial institutions under which it may borrow up to $165,000. This credit facility replaced a $185,000 agreement that was to expire in September 2003. The replacement agreement provides that loans may be made under a selection of currencies and rate formulas. The interest rate is based upon either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Facility fees and other fees on the entire loan commitment are payable for the duration of this facility. At August 30, 2003, $22,954 was outstanding under this agreement and the average interest rate during the quarter was 1.61%.

     Borrowings under the credit facility are unsecured but are guaranteed by subsidiaries of the Company. The agreement related to this borrowing includes certain restrictive covenants that include maintaining minimum consolidated net worth, limiting new borrowings, maintaining a minimum interest coverage and restricting certain changes in ownership. This agreement also includes a $40,000 letter of credit line subline, against which $14,053 in letters of credit had been issued at August 30, 2003. The Company is in compliance with all covenants related to debt agreements.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

6.   STOCK-BASED COMPENSATION

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provides the disclosure-only provisions of SFAS No. 123. In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, providing alternative methods of accounting and requiring more prominent and frequent disclosures of the effects of stock-based compensation under the fair value-based method. The Company has adopted the interim disclosure provisions effective for the interim period ending August 30, 2003.

     If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro forma net earnings and basic and diluted earnings per share (EPS) would have been as follows:


                                                   Quarter Ended                Nine Months Ended
                                           ----------------------------     --------------------------
                                            August 30,       August 31,      August 30,     August 31,
                                               2003            2002            2003            2002
                                            ----------      ----------      ----------      ----------
Net earnings, as reported                   $   14,304      $   12,185      $   36,947      $   30,790
  Less total stock-based compensation
  expense under the fair value-based
  method, net of tax                              (505)           (603)         (2,006)         (1,455)
                                            ----------      ----------      ----------      ----------
Pro forma net earnings                      $   13,799      $   11,582      $   34,941      $   29,335
                                            ==========      ==========      ==========      ==========

Basic EPS, as reported                      $     0.57      $     0.49      $     1.48      $     1.24
Pro forma basic EPS                         $     0.55      $     0.47      $     1.40      $     1.18

Diluted EPS, as reported                    $     0.56      $     0.48      $     1.46      $     1.22
Pro forma diluted EPS                       $     0.54      $     0.46      $     1.38      $     1.16


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter and nine months ended August 30, 2003 and August 31, 2002, respectively. Adjustments for forfeitures are made as they occur.


                                         Quarter Ended             Nine Months Ended
                                   -------------------------     ----------------------
                                   August 30,     August 31,     August 30,   August 31,
                                     2003           2002           2003          2002
                                   ---------      ----------     ---------    ----------
Risk-free interest rate                3.87%        4.70%           3.87%        4.70%
Expected dividend yield                1.58%        1.91%           1.58%        1.91%
Expected volatility factor            22.80%       25.50%          22.80%       25.50%
Expected option term (in years)         7.0          7.0             7.0          7.0

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

     The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:


                                                    Quarter Ended                 Nine Months Ended
                                             ---------------------------     ---------------------------
                                              August 30,      August 31,      August 30,      August 31,
                                                 2003            2002            2003            2002
                                             -----------     -----------     -----------     -----------
Net Earnings                                 $    14,304     $    12,185     $    36,947     $    30,790

Basic EPS:
   Weighted average number of common
   shares outstanding                         25,174,259      24,896,048      25,046,912      24,817,964

      Basic per share amount                 $      0.57     $      0.49     $      1.48     $      1.24
                                             ===========     ===========     ===========     ===========

Diluted EPS:
   Weighted average number of common
      shares outstanding                      25,174,259      24,896,048      25,046,912      24,817,964
   Dilutive effect of stock options              360,482         404,856         233,807         369,458
                                             -----------     -----------     -----------     -----------
      Diluted weighted average number of
        common shares outstanding             25,534,741      25,300,904      25,280,719      25,187,422

      Diluted per share amount               $      0.56     $      0.48     $      1.46     $      1.22
                                             ===========     ===========     ===========     ===========



     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter:


                                              Quarter Ended                 Nine Months Ended
                                         ------------------------       -------------------------
                                         August 30,    August 31,       August 30,     August 31,
                                            2003          2002             2003          2002
                                         ----------   -----------       ----------     ----------
Options                                     --           60,187           55,171         60,187
Weighted Average Exercise Price             --           $31.66           $36.79         $31.66


For the nine months ended August 30, 2003, exercises of stock options added $6,616 to capital in excess of par value.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------
8.   COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:


                                                           Quarter Ended               Nine Months Ended
                                                     ------------------------      -------------------------
                                                     August 30,    August 31,      August 30,     August 31,
                                                        2003          2002            2003           2002
                                                     ----------    ----------      ----------     ----------
Net earnings                                         $ 14,304      $ 12,185        $ 36,947       $ 30,790
Other comprehensive earnings, net of tax:
    Cash flow hedges:
      Unrealized gain on derivative instrument             --           535              --          1,363
    Foreign currency translation adjustments           (1,253)        1,987           1,956          2,533
                                                     --------      --------        --------       --------
Total comprehensive earnings                         $ 13,051      $ 14,707        $ 38,903       $ 34,686
                                                     ========      ========        ========       ========


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

10.  SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the quarter and nine months ended August 30, 2003 and August 31, 2002, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
--------------------------------------------------------------------------------

10.  SEGMENT DATA, Continued


                                                      Quarter Ended                 Nine Months Ended
                                                --------------------------      -------------------------
                                                August 30,     August 31,       August 30,     August 31,
                                                  2003            2002             2003           2002
                                                ----------     -----------      ----------     ----------
Net sales:
     Engine/Mobile Filtration                   $  73,815      $  70,385        $ 213,657      $ 192,984
     Industrial/Environmental Filtration           98,683        101,174          284,904        281,501
     Packaging                                     18,149         17,809           49,355         49,655
                                                ---------      ---------        ---------      ---------
                                                $ 190,647      $ 189,368        $ 547,916      $ 524,140
                                                =========      =========        =========      =========

Operating profit:
     Engine/Mobile Filtration                   $  15,137      $  13,358        $  42,076      $  37,785
     Industrial/Environmental Filtration            6,218          5,994           14,008         13,196
     Packaging                                      1,300          1,165            2,596          2,738
                                                ---------      ---------        ---------      ---------
                                                   22,655         20,517           58,680         53,719
Other income (expense)                                (71)        (1,440)            (400)        (5,485)
                                                ---------      ---------        ---------      ---------
Earnings before income taxes and
     minority earnings                          $  22,584      $  19,077        $  58,280      $  48,234
                                                =========      =========        =========      =========

Identifiable assets:
     Engine/Mobile Filtration                                                   $ 148,613      $ 145,198
     Industrial/Environmental Filtration                                          294,573        300,723
     Packaging                                                                     43,407         45,384
     Corporate                                                                     50,595         46,516
                                                                                ---------      ---------
                                                                                $ 537,188      $ 537,821
                                                                                =========      =========

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THIRD QUARTER OF 2003 COMPARED WITH THIRD QUARTER OF
2002.

CLARCOR reported increased sales, operating profit and net earnings for the 2003 third quarter compared to the same quarter in 2002. Both the 2003 quarter and the 2002 quarter include the results of operations from Locker Filtration since that acquisition occurred at the beginning of the 2002 third quarter.

Net sales of $190,647,000 increased 0.7% from $189,368,000 reported for the third quarter of 2002. The sales increase resulted from growth in the Engine/Mobile and Packaging segments. The Industrial/Environmental segment reported reduced sales compared to the third quarter of 2002. Changes in currency translation rates favorably impacted sales for the quarter by approximately one and one-half points.

The Engine/Mobile Filtration segment reported increased sales of 4.9% to $73,815,000 from $70,385,000 in 2002. The sales increase was primarily from growth in the heavy-duty and railroad filter markets. Of the five points in sales growth for the quarter, selective price changes and favorable currency translation rates accounted for approximately three points of the change.

The Company's Industrial/Environmental Filtration segment recorded a 2.5% overall decrease in sales to $98,683,000 for the 2003 third quarter. The segment recorded sales increases due to increased demand domestically and internationally for filters sold for aviation and oil drilling applications. Favorable currency translation rates increased sales approximately one and one-half points in the quarter. Offsetting those increases were lower sales of filters and filtration equipment sold into capital goods markets and for automotive manufacturing applications. HVAC filter sales, for both residential and commercial markets, were also lower. The third quarter sales levels overall were lower than expected due to slower growth in the domestic economy, especially related to automotive manufacturing facilities.

The Packaging segment reported sales of $18,149,000 compared to $17,809,000 in 2002, an increase of 1.9%. This increase resulted primarily from increased sales of metal packaging products that offset slightly lower sales of plastic products. Sales of metal packaging increased in the quarter as a result of the segment's continued focus on recurring metal lithography business.

Operating profit for third quarter 2003 was $22,655,000 compared to $20,517,000 in 2002, a 10.4% increase. This increase came from improved operating profit in each of the business segments. Operating margin improved to 11.9% compared to 10.8% reported in the prior year. The margin improvement resulted primarily from cost reduction programs and productivity improvement plans that continue to be implemented throughout each of the business segments.

The Engine/Mobile Filtration segment recorded an increase in operating profit of 13.3% compared to the 2002 third quarter. This increase resulted primarily from sales growth, cost controls and productivity improvements. Even though costs related to pensions and employee benefit plans have increased, operating margin increased due to certain raw material cost reductions and improved capacity and resource utilization. The segment's operating margin was 20.5% compared to 19.0% recorded in the third quarter of 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Industrial/Environmental Filtration segment reported operating profit of $6,218,000 in 2003 compared to $5,994,000 in the 2002 third quarter. This increase resulted primarily from higher sales of filters used in aviation and oil drilling applications. This increase in profits more than offset a reduction in profit resulting from low sales levels of filtration equipment, HVAC filters and filters used in automotive manufacturing. In addition, costs continued to be incurred during the 2003 quarter related to rationalizing product lines and reorganizing certain distribution and manufacturing facilities that are expected to lead to improved margins in future periods.

The Packaging segment's operating profit in the 2003 quarter was $1,300,000 compared to $1,165,000 in 2002. The increase resulted primarily from increased metal product sales and improved productivity and utilization of facilities during the 2003 quarter.

Net other expense for the quarter of $71,000 was a significant improvement over net other expense of $1,440,000 reported for the 2002 quarter. The improvement primarily resulted from reduced interest expense due to reduced interest rates and significantly lower debt balances during the 2003 quarter. In addition, currency exchange gains of $257,000 were recorded in the 2003 quarter compared to currency gains of $132,000 in the 2002 quarter.

Earnings before income taxes and minority interests for the third quarter of 2003 totaled $22,584,000, compared to $19,077,000 in the comparable quarter last year. The provision for income taxes in 2003 was $8,239,000 compared to $6,884,000 in 2002. The effective tax rate was 36.5% in 2003 and 36.1% in 2002.

Net earnings in the third quarter of the current year were $14,304,000, or $0.56 per share on a diluted basis. Net earnings in the third quarter of 2002 were $12,185,000, or $0.48 per share on a diluted basis. Diluted average shares outstanding were 25,534,741 for the third quarter of 2003, an increase of 0.9% from the average of 25,300,904 for the 2002 quarter.

NINE MONTHS OF 2003 COMPARED TO NINE MONTHS OF 2002.

Net sales increased to $547,916,000 from $524,140,000 in 2002, a 4.5% increase. The sales increase includes approximately $8,800,000 recorded in the 2003 six-month period from the Locker acquisition that occurred at the beginning of the 2002 third quarter. Sales increases were recorded in both of the filtration segments that more than offset a slight decrease in packaging segment sales. Approximately one point of the increase in sales is due to favorable currency exchange rates.

The Engine/Mobile Filtration segment reported sales of $213,657,000 in the 2003 period compared to $192,984,000 in the 2002 nine-month period. The sales increase was primarily from Locker and heavy-duty filter sales growth. The heavy-duty sales growth resulted from new sales and marketing initiatives begun early in 2002 focusing on market penetration programs designed to add new distribution and strengthen current distribution of heavy-duty filters. Selective price changes and favorable currency exchange rates accounted for approximately three points of the sales increase.

The Industrial/Environmental Filtration segment reported sales of $284,904,000, a 1.2% increase over 2002 nine-month sales of $281,501,000. This increase resulted primarily from increased sales of filters used in aviation and oil drilling applications both domestically and internationally. This improvement offset reduced sales of HVAC filters, air quality equipment and filters used in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
automotive manufacturing operations. Approximately one point of the overall sales increase was related to favorable currency translation during the 2003 nine-month period.

Packaging segment sales of $49,355,000 were 0.6% lower than the 2002 nine-month period. The reduction was primarily due to lower sales of plastic packaging closures as sales of metal packaging products were higher for the nine-month period.

Operating profit for the 2003 nine-month period totaled $58,680,000 compared to $53,719,000 in 2002, an increase of 9.2%. The improvement in operating profit resulted from sales growth and productivity improvements that more than offset cost increases for pensions, health care, employee incentive plans and insurance. Cost reduction programs and productivity improvement plans continue to be implemented throughout each of the business segments.

The Engine/Mobile Filtration segment reported operating profit of $42,076,000 for the nine-month period, an 11.4% increase over the 2002 period. The improvement in operating profit resulted primarily from sales growth and productivity improvements that offset higher costs for insurance and employee benefit programs. Favorable currency translation fluctuations increased operating profit approximately one and one-half points. The segment's operating margin was 19.7% compared to 19.6% reported for the 2002 nine-month period. The segment's operating margin in 2003 was reduced by approximately one point due to Locker.

The Industrial/Environmental Filtration segment reported operating profit of $14,008,000 compared to $13,196,000 for the 2002 nine-month period. This increase of 6.2% resulted from sales growth and cost reduction and productivity improvement programs that more than offset increased costs for employee benefit programs and insurance. Costs continue to be incurred for product line rationalization and the reorganization of distribution and manufacturing facilities. These efforts are expected to improve margins in future periods as a result of greater production efficiencies and the reduction of duplicative costs.

The Packaging segment reported operating profit of $2,596,000 for the 2003 nine-month period compared to $2,738,000 in the 2002 period. The decrease resulted primarily from reduced plastic product sales and reduced utilization of facilities related to plastic packaging products in the 2003 period. The segment also incurred increased costs for employee benefit programs and insurance.

Net other expense for the nine-month 2003 period totaled $400,000 compared to $5,485,000 for 2002. The reduction was primarily related to lower interest expense as a result of reduced interest rates and debt balances. In addition, due to fluctuations in currency exchange rates, currency gains of $1,003,000 related to transactions denominated in currencies other than U.S. dollars were recorded in the 2003 period compared to losses in 2002.

Earnings before income taxes and minority interests for the 2003 nine-month period totaled $58,280,000, compared to $48,234,000 in the prior year period. The provision for income taxes in 2003 was $21,254,000 compared to $17,419,000 in 2002. The effective rate was 36.5% in 2003 and 36.1% in 2002. The Company expects the effective tax rate for fiscal 2003 will be approximately 36.5%.

Net earnings in the 2003 nine-month period were $36,947,000, or $1.46 per share on a diluted basis. Net earnings in the 2002 nine-month period were $30,790,000, or $1.22 per share on a

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
diluted basis. Diluted average shares outstanding were 25,280,719 for the 2003 period and 25,187,422 for the 2002 nine-month period. The increase of 0.4% is primarily due to grants of stock-based incentives.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities totaled $53,570,000 for the 2003 nine-month period compared to $63,401,000 in 2002. The lower amount in 2003 was due to a reduction in net assets of $1,306,000 in 2003 compared to a larger reduction in net assets of $17,348,000 in the 2002 period. One of the more significant changes in working capital investment between the two periods relates to $3,716,000 for increased inventories in 2003 as a result of expected sales levels for the remainder of 2003. In the 2002 nine-month period, inventories were reduced by $2,702,000. In 2003, cash flows for investing activities totaled $8,880,000 and were primarily for additions to plant assets. Cash flows from investing activities in the 2002 nine-month period included $10,253,000 for acquisitions made in the third quarter of 2002 offset by $3,694,000 received in settlement of purchase agreement adjustments from the sellers of a business previously acquired by CLARCOR. In the 2002 nine-month period, $9,612,000 was used for additions to plant assets. Cash flows used in financing activities of $49,161,000 in 2003 included net repayments on debt agreements of $45,189,000 and dividend payments of $9,218,000. Included in the net debt repayments in 2003 was the final repayment on a credit facility that was to expire in September 2003 and the proceeds related to a $165,000,000 replacement facility as described in Note 5 to the consolidated condensed financial statements. Cash flows used in financing activities were $47,367,000 in 2002 and included net repayments on debt agreements of $40,295,000 and dividend payments of $8,922,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's debt agreements. As mentioned earlier, a $165,000,000 replacement credit facility with a group of financial institutions was finalized during the second quarter of 2003. At the end of the third quarter of 2003, $22,954,000 was the outstanding balance under this multicurrency revolving credit facility with $14,053,000 outstanding for letters of credit. At the end of the third quarter of 2003, $127,993,000 remained available to the Company for future borrowings under this agreement which expires in April 2008. Although no payments are required on the replacement credit facility, the Company expects to continue to use excess cash in fiscal 2003 to further reduce outstanding borrowings. Principal payments on other long-term debt will be approximately $5,600,000 in fiscal 2003. The Company is in compliance with all covenants related to debt agreements. Capital expenditures in fiscal year 2003 are expected to be approximately $14,000,000 to $17,000,000 compared to a total of $12,204,000 in 2002. The 2003 expenditures will be used primarily for normal facility improvements, productivity improvements, health and safety measures, and to support new products. During the fourth quarter of 2003, the Company may elect to make a pension plan contribution of approximately $5,000,000 to $7,000,000 based on the value of pension assets during the fourth quarter.

Off-Balance Sheet Arrangements - The Company's off-balance sheet arrangements relate to various operating leases. Commitments for noncancelable leases in 2003 total approximately $8,500,000. The Company had no derivative, swap, hedge or special purpose entity agreements at anytime during 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

The Company's financial position at the end of the third quarter reflected reduced cash as a result of payments made on outstanding debt agreements. Cash and short-term investments totaled $9,493,000 at the end of the quarter, a reduction from $13,747,000 at year-end 2002. At the end of the third quarter 2003 compared to year-end 2002, accounts receivable were reduced by $2,530,000 primarily due to lower sales in the third quarter of 2003 compared to the fourth quarter of 2002. Inventories increased $3,736,000 from the year-end level due to inventory requirements for increased shipments expected for the remainder of 2003. The changes in accounts receivable and inventories at the end of the third quarter were consistent with expected seasonality requirements and changes in business activity levels between fiscal quarters. Current liabilities were $108,935,000 at the end of the 2003 quarter and compare to the year-end 2002 balance of $174,255,000 which included $62,833,000 for the previous revolving credit agreement that was to expire in September 2003. The current ratio at the end of the third quarter was 2.4 compared to 1.5 at the end of fiscal 2002. During the nine-month period of 2003, $45,189,000 was repaid on debt agreements that reduced total debt to $45,915,000 from $91,104,000 at year-end 2002. The ratio of total debt to total capitalization (debt plus shareholders' equity) was 11.5% at the end of the 2003 third quarter compared to the year-end 2002 level of 22.4%. At the end of the third quarter 2003, CLARCOR had 25,300,832 shares of common stock outstanding.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." These standards are effective for the Company beginning in fiscal 2003 and they are not expected to have a material impact on the Company's results of operations or financial condition.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends certain requirements of SFAS No. 123. The transition provisions are effective for the Company in fiscal 2003 and the disclosure requirements were effective for the Company beginning with its second quarter 2003 consolidated financial statements. The Company currently plans to continue to apply the intrinsic value method to account for stock-based employee compensation. Diluted earnings per share would have been reduced by approximately $0.08 for the nine-month 2003 period based on the fair value calculation as described in Note 6 in the consolidated condensed financial statements.

Outlook

The Company continues to focus on sales growth and cost reduction efforts that are expected to result in diluted earnings per share for 2003 in the $2.00 to $2.05 range. The Company's focus on sales growth initiatives includes the Total Filtration Program, adding additional filtration service revenue, improving distribution and market coverage and adding new products. These sales initiatives are important and appropriate resources will continue to be used to make these programs successful. In addition, product and facility rationalization efforts will continue to improve capacity utilization and productivity. Although some additional costs related to these efforts may be incurred during the remainder of 2003 and in 2004, improved margins specifically related to the Industrial/Environmental segment are expected as a result of greater production efficiencies and lower operating costs. The Company continues to make progress towards achieving 10% operating margin for the Industrial/Environmental segment.

Continued emphasis on cost reductions within each business unit is expected to offset cost increases for employee benefit programs and insurance. Due to reduced pension asset valuations and lower discount and asset return rates, pension expense is expected to increase by approximately $2,000,000 in fiscal 2003 from 2002. Costs for energy, property and liability insurance and pensions are particularly impacted by economic conditions and by interest rates,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
stock market valuations and reinsurance availability. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Capital investments will continue to be made in each segment's facilities to improve productivity and to support the Total Filtration Program and development of new products. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if recessionary economic conditions persist.

Subsequent to August 30, 2003, the Company announced several changes to certain of its employee benefit plans. Previously, the Company's employees were covered by a variety of plans and the purpose of these changes is to harmonize benefit programs throughout the Company's domestic operations. These changes are not expected to have a material adverse effect on the results of operations in 2003 or in future periods; however, until benefit selections have been made by our employees, and this will not be completed until early 2004, we are unable to fully estimate the impact of these changes on periods beginning in 2004.

CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company's products are sold; the success of the Company's Total Filtration Program and other sales and marketing programs; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles, raw material costs, insurance, pension, energy costs, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the fluctuation in interest rates, primarily LIBOR, which affect the cost of borrowing under its revolving credit facility; the fluctuation in foreign and U.S. currency exchange rates; extraordinary events such as litigation, acquisitions or divestitures including related charges; market disruptions caused by domestic or international conflicts; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

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

Part I - Item 4.  Controls and Procedures.

     The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of August 30, 2003. Based on their evaluation, they concluded that the Company's disclosure controls and procedures were effective in achieving the objectives for which they were designed. No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter ended August 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information


Item 6  Exhibits and Reports on Form 8K

a.      Exhibits:

         31(i) Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31(ii) Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32(i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

c.      Report Filed on Form 8-K During the Third Quarter Ended August 30, 2003.

                  Form 8-K dated June 18, 2003, reporting Item 7--Financial Statements and Exhibits and Item 5--Other Events. Item 7 (c) included an exhibit 99.1, "CLARCOR Press Release dated June 18, 2003".

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           CLARCOR INC.
                                           (Registrant)



   September 19, 2003                      By       /s/ Norman E. Johnson
------------------------                     -----------------------------------
        (Date)                                          Norman E. Johnson
                                               Chairman of the Board, President
                                                and Chief Executive Officer

   September 19, 2003                      By   /s/ Bruce A. Klein
------------------------                     -----------------------------------
        (Date)                                       Bruce A. Klein
                                               Vice President - Finance and
                                                 Chief Financial Officer