Form 10-K
period 2003-11-29
CLARCOR INC
filed 2004-02-18
CIK 20740

                                                                               .
                                                                               .
                                                                               .

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

                           (MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 29, 2003
                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ____________________
COMMISSION FILE NUMBER 1-11024

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

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant's most recently completed second fiscal quarter is $896,867,717.

The number of outstanding shares of Common Stock as of February 5, 2004 is 25,372,273 shares.

Certain portions of the registrant's 2003 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV. Certain portions of the registrant's Proxy Statement dated February 18, 2004 for the Annual Meeting of Shareholders to be held on March 22, 2004 are incorporated by reference in Part III.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     (a) General Development of Business

     CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

     The Company's fiscal year ends on the Saturday closest to November 30. For fiscal year 2003 the year ended on November 29, 2003 and included 52 weeks. For fiscal year 2002 the year ended on November 30, 2002 and included 52 weeks. For fiscal year 2001 the year ended on December 1, 2001 and included 52 weeks. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

     (i) Certain Significant Developments.

     On January 8, 2004, after the close of the 2003 fiscal year, the Company announced that it will relocate its corporate headquarters from Rockford, Illinois, to Nashville, Tennessee. This move is expected to be completed in the next six to 12 months. Certain manufacturing facilities operated by the Company's subsidiaries will remain in Rockford. The costs of the move will be a one-time charge incurred primarily in fiscal 2004 and are estimated to not exceed $0.07 per share.

     (ii) Summary of Business Operations.

     During 2003, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.

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

     (b) Financial Information About Industry Segments

     Business segment information for the fiscal years 2001 through 2003 is included on pages 23 and 24 of the Company's 2003 Annual Report to Shareholders (the "Annual Report"), is incorporated herein by reference and is filed as part of Exhibit 13(a)(vi) to this 2003 Annual Report on Form 10-K ("2003 Form 10-K").

     (c) Narrative Description of the Business

ENGINE/MOBILE FILTRATION

     The Company's engine/mobile filtration products business is conducted by the following wholly-owned subsidiaries: Baldwin Filters, Inc.; Clark Filter, Inc.; Baldwin Filters (Aust.) Pty. Ltd.; Baldwin Filters N.V.;

Baldwin Filters Limited and CLARCOR UK Limited (formerly named Locker Filtration Limited). In addition, the Company owns (i) 90% of Filtros Baldwin de Mexico ("FIBAMEX"), (ii) 80% of Baldwin-Weifang Filters Ltd., and (iii) 80% of Baldwin-Unifil S.A.

     The companies market a full line of oil, air, fuel, coolant and hydraulic fluid filters. The filters are used in a wide variety of applications and in processes where filter efficiency, reliability and durability are essential. Impure air or fluid flow through semi-porous paper, corrugated paper, cotton, synthetic, chemical or membrane filter media with varying efficiency filtration characteristics. The impurities on the media are disposed of when the filter is changed. The segment's filters are sold throughout the world, primarily in the replacement market for trucks, automobiles, locomotives, marine, construction, industrial, mining and agricultural equipment. In addition, some first-fit filters are sold to the original equipment market.

INDUSTRIAL/ENVIRONMENTAL FILTRATION

     The Company's industrial/environmental filtration products business is conducted by the following wholly-owned subsidiaries: CLARCOR Air Filtration Products, Inc. ("CLC Air"); Airklean Engineering Pte. Ltd.; Airguard Asia Sdn. Bhd.; Facet USA, Inc. and related Facet companies in Italy, Spain, the United Kingdom and other European locations ("Facet"); Purolator Advanced Filtration Group, Inc. ("AFG"); Purolator Facet, Inc. ("PFI"); Total Filtration Services, Inc. ("TFS"); Total Filter Technology, Inc. ("TFT"); and United Air Specialists, Inc. ("UAS"). The segment's products are sold throughout the world.

     CLC Air resulted from the merger, on December 1, 2003, of two of the Company's former subsidiaries, Airguard Industries, Inc. ("Airguard") and Purolator Products Air Filtration Company ("Purolator"). CLC Air will manufacture and sell Airguard and Purolator branded commercial and industrial air filters. Purolator Advanced Filtration Group, Inc. was formerly named Filter Products, Inc. and is in the business of manufacturing and selling liquid filters primarily for pharmaceutical, beverage and other products.

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

     The engine/mobile segment also distributes filtration products worldwide through each of its subsidiaries. CLARCOR UK Limited ("CLARCOR UK"), Baldwin Filters N.V. and Baldwin Filters Limited primarily serve the European markets. Baldwin Filters (Aust.) Pty. Ltd., markets heavy duty liquid and air filters in Australia and New Zealand. FIBAMEX manufactures filters in Mexico with distribution in Mexico and Central and South America. Through the Company's investment in Baldwin-Weifang Filters Ltd., heavy duty filters and electrostatic air pollution control systems are manufactured in China for distribution in China and Southeast Asia. During fiscal 2004, it is expected that Baldwin-Weifang Filters Ltd. will expand its product line to include air and liquid filters for automobiles manufactured by Japanese companies. Additionally, through Baldwin-Unifil S.A., air filtration products are manufactured in South Africa with distribution throughout Africa, Great Britain, Europe and the Middle East.

     The industrial/environmental segment also distributes and services filtration products and equipment through company-owned branches and subsidiaries located throughout the United States and in Europe, Singapore, Malaysia and China.

     During fiscal 2003, the Company continued its development and expansion of its Total Filtration Program. Under the Program, the Company, primarily through TFS, offers customers the ability to purchase all of the filters needed by that customer for its facilities and manufacturing, transportation and construction equipment. Customers that purchase a broad range of filtration products and services from multiple suppliers are able, by taking advantage of the Program, to purchase all of their filter requirements from a single source, and thereby reduce administrative burdens and uncertainty concerning filter pricing, availability, delivery, performance and quality. The Company is confident that it can serve its customers' total filtration requirements because it believes that it now manufactures and supplies the broadest range of filtration products in the industry. The Company expects that the impact of this Program will grow over the next several years as customers' facilities are converted to the Program. The Total Filtration Program will serve as an added distribution channel for all of the Company's filtration products.

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

RAW MATERIAL

     Steel, filter media, cartons, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, gaskets, roll paper, corrugated paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company's products.

All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. The Company did not experience shortages in the supply of raw materials during 2003.

PATENTS, TRADEMARKS AND TRADENAMES

     Certain features of some of the Company's products are covered by domestic and, in some cases, foreign patents or patent applications. While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection. The Company believes, however, that its trademarks and tradenames (such as "Purolator" and "Facet") used in connection with certain products are significant to its business.

CUSTOMERS

     The largest 10 customers of the Engine/Mobile Filtration segment accounted for 25% of the $287,797,000 of fiscal year 2003 sales of such segment.

     The largest 10 customers of the Industrial/Environmental Filtration segment accounted for 29% of the $386,275,000 of fiscal year 2003 sales of such segment.

     The largest 10 customers of the Packaging segment accounted for 64% of the $67,286,000 of fiscal year 2003 sales of such segment.

     No single customer accounted for 10% or more of the Company's consolidated 2003 sales.

BACKLOG

     At November 30, 2003, the Company had a backlog of firm orders for products amounting to approximately $85,800,000. The backlog figure for November 30, 2002 was approximately $71,900,000. Substantially all of the orders on hand at November 30, 2003 are expected to be filled during fiscal 2004.

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

     In fiscal 2003, the Company employed 87 professional employees on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $7,403,000 on such activities as compared with $6,482,000 for 2002 and $5,365,000 for 2001.

     During fiscal 2004, the Company expects to complete an expansion of its air filtration technical center in Louisville, Kentucky and its process liquid technical center in Greensboro, North Carolina and to build a new aviation fuel test facility.

ENVIRONMENTAL FACTORS

     The Company is not aware of any facts which would cause it to believe that it is in material violation of existing applicable standards with respect to emissions to the atmosphere, discharges to waters, or treatment, storage and disposal of solid or hazardous wastes.

     In November 2003, the Nebraska Department of Environmental Quality notified Baldwin Filters, Inc. ("Baldwin"), a CLARCOR subsidiary, that the State intended to pursue an enforcement action against Baldwin related to an alleged exceedance of an opacity standard for emissions from its Kearney, Nebraska facility. Prior to receipt of the notice, Baldwin had installed a thermal oxidizer to reduce its visible emissions below applicable standards and the facility is now in full compliance with those standards. Nonetheless, the State continued to insist on the payment of a civil forfeiture and Baldwin agreed to pay a forfeiture of $5,000.00. That payment has been made and the matter is now resolved.

     The Company is party to various other proceedings relating to environmental issues. The U.S. Environmental Protection Agency (EPA) and/or other responsible state agencies have designated the Company as a potentially responsible party
(PRP), along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute.

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

     The Company does anticipate, however, that it may be required to install additional pollution control equipment to augment or replace existing equipment in the future in order to meet applicable environmental standards. During fiscal 2003, the Company replaced certain oxidizers used to remove air borne contaminants at its Rockford, Illinois, packaging manufacturing facility. The cost of this project was about $1.4 million. In the future similar equipment may be installed at the Company's packaging manufacturing facility located in Lancaster, Pennsylvania, at approximately the same cost. The Company is presently unable to predict the timing or the cost of any other project of this nature and cannot give any assurance that the cost of such projects may not have an adverse effect on earnings. However, the Company is not aware, at this time, of any other additional significant current or pending requirements to install such equipment at any of its facilities.

EMPLOYEES

     As of November 30, 2003, the Company had approximately 4,832 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information relating to export sales and the Company's operations in the United States and other countries is set forth on page 24 of the Annual Report and is incorporated herein by reference and filed as part of Exhibit 13(a)(vi) to this 2003 Form 10-K. The Company is not aware of any unusual risks attendant to the conduct of its operations in other countries.

INTERNET WEBSITE

     The Company's Internet address is www.clarcor.com. The Company makes available, free of charge, on this website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with the SEC. In addition, the following corporate governance documents can be found on this website: (a) charters for the Audit Committee, the Directors Affairs/Corporate Governance Committee and the Compensation Committee of the Board of Directors; (b) Code of Conduct; (c) Code of Ethics for Chief Executive Officer and Senior Financial Officers; (d) Corporate Governance Guidelines; (e) Disclosure Controls and Procedures; (f) Procedures Regarding Reports of Misconduct or Alleged Misconduct and (g) the Company's By-laws. Copies of all of these documents can also be obtained, free of charge, upon written request to the Corporate Secretary, CLARCOR Inc., 2323 Sixth Street, P.O. Box 7007, Rockford, Illinois 61125.

ITEM 2. PROPERTIES.

Location

     An office building owned by the Company located in Rockford, Illinois currently houses the Corporate offices in 22,000 square feet of office space. The Company expects to lease about 23,000 square feet of office space in the Nashville, Tennessee area, and plans to move its headquarters from Rockford to that location during fiscal 2004. It is expected that about 30 headquarter personnel, including the Company's officers, will move to the new facility at a cost currently estimated to not exceed $0.07 per share. No decision has been made on the disposition of the Rockford property.

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

     CLARCOR UK owns two facilities on four acres in Warrington, Cheshire, England, which are used for offices, manufacturing and warehousing. These facilities total approximately 6,600 square meters.

     The Company leases various facilities in Australia, Belgium, Mexico, South Africa and the United Kingdom for the manufacture and distribution of engine/mobile filtration products.

     Industrial/Environmental Filtration. The following is a description of the principal properties utilized by the Company in conducting its Industrial/Environmental Filtration business:

     Airguard (now part of CLC Air) has nine manufacturing and warehousing locations. It leases 142,000 square feet in New Albany, Indiana, 100,000 square feet in Louisville, Kentucky, 84,000 square feet in Corona, California, 44,500 square feet in Dallas, Texas and 83,000 square feet in Rockford, Illinois and a smaller facility in South Carolina. The Company owns the following three facilities. The Airguard High Efficiency Filter plant, located in Jeffersontown, Kentucky on a 7.5 acre tract of land, contains 100,000 square feet of manufacturing and office facilities. Airguard also produces air filtration products in a 290,000 square foot manufacturing facility in Campbellsville, Kentucky. Airguard's ATI manufacturing and office facility in Ottawa, Kansas, contains 31,000 square feet.

     Airguard administrative and sales offices and distribution facilities are located in leased facilities in Louisville, Kentucky and New Albany, Indiana. Airguard leases facilities in Malaysia and Singapore.

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

     Purolator (now part of CLC Air) owns a 228,500 square-foot manufacturing and office facility in Henderson, North Carolina on a site of approximately 25 acres. Purolator also owns a 42,500 square foot manufacturing and office facility in Kenly, North Carolina. Purolator leases sales, manufacturing and distribution facilities in Davenport, Iowa; and Henderson, North Carolina.

     Purolator Facet, Inc. ("PFI") owns a manufacturing and distribution facility in Greensboro, North Carolina. This facility contains approximately 88,000 square feet on a 21 acre site. PFI also leases a facility in Greensboro, North Carolina.

     TFS leases 85,000 square feet of headquarters space in Rochester Hills, Michigan. In addition, it leases office, warehouse space or distribution facilities in Fresno, Hayward, Corona and Sacramento, California; Cincinnati and Columbus, Ohio; Jasper and Indianapolis, Indiana; Tonawanda, New York; Birmingham, Alabama; Kansas City, Missouri; Wichita, Kansas; Sparks, Nevada; Fairfax, Virginia; Auburn, Washington; Atlanta, Georgia; Louisville, Kentucky; Portland, Oregon; Dallas, Texas; Commerce City, Colorado; and several locations in Mexico and Canada. It also owns an office and warehouse facility consisting of a total of 33,000 square feet in Goodlettsville, Tennessee.

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

     AFG (formerly named Filter Products, Inc.) owns a 40,000 square foot manufacturing and office facility in Sacramento, California.

     During fiscal 2003, TFT leased space in North Chelmsford, Massachusetts for its office and manufacturing operations. During fiscal 2003 and 2004, TFT's equipment and operations are being moved to PFI's facilities in Greensboro, North Carolina.

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

     The various properties owned by the Company are considered by it to be in good repair and well maintained. Plant asset additions in 2004 are estimated at $25,000,000 to $30,000,000 for land, buildings, equipment and machinery and cost reduction projects.

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

     At its facilities in Warrington, England, CLARCOR UK produces large scale air filtration systems primarily for diesel and gas turbine power installations, air filters and units for agricultural and off-road vehicles and specialty filters mainly for vacuums, pharmaceuticals and incineration applications.

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

     Depth media filters for the pharmaceutical, biotech and food and beverage industries and other critical process filtration applications are manufactured at the AFG facility in Sacramento, California.

     TFT manufactures string wound and melt blown cartridges and bag filters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                 AGE AT     YEAR ELECTED
NAME                                                            11/30/03     TO OFFICE
----                                                            --------    ------------
Norman E. Johnson...........................................       55           2000
  Chairman of the Board, President and Chief Executive
Officer. Mr. Johnson has been employed by the Company since
1990. He was elected President-Baldwin Filters, Inc. in
1990, Vice President-CLARCOR in 1992, Group Vice President-
Filtration Products Group in 1993, President and Chief
Operating Officer in 1995 and Chairman, President and Chief
Executive Officer in 2000. Mr. Johnson has been a Director
of the Company since June 1996.
William B. Walker...........................................       63           2003
  Vice Chairman of the Company. Mr. Walker has been employed by Airguard, a subsidiary of the Company (now named CLARCOR
Air Filtration Products, Inc.), since 1966. He was elected
President of Airguard in 1994, Executive Vice
President-Industrial/Environmental Filtration in 1999,
President, Environmental Filtration in 2000 and Vice
Chairman of the Company in 2003.
Bruce A. Klein..............................................       56           1995
  Vice President-Finance and Chief Financial Officer. Mr.
Klein was employed by the Company and elected Vice
President-Finance and Chief Financial Officer on January 3,
1995.
Sam Ferrise.................................................       47           2003
  President, Baldwin Filters, Inc. Mr. Ferrise was appointed
President of Baldwin Filters, Inc. in 2000. He became an
executive officer of the Company in 2003 while retaining the same title with Baldwin Filters, Inc. by designation of the
Board of Directors.
David J. Lindsay............................................       48           1995
  Vice President-Administration and Chief Administrative
Officer. Mr. Lindsay has been employed by the Company in
various administrative positions since 1987. He was elected
Vice President-Group Services in 1991, Vice President-
Administration in 1994 and Vice President-Administration and
Chief Administrative Officer in 1995.
Peter F. Nangle.............................................       42           1999
  Vice President-Information Services and Chief Information
Officer. Mr. Nangle has been employed by the Company since
1993. He was elected Vice President-Information Services in
1994, Vice President-Information Services and Operations
Analysis, Chief Information Officer in 1997 and Vice
President-Information Services and Chief Information Officer
in 1999.
Marcia S. Blaylock..........................................       47           2000
  Vice President, Controller. Ms. Blaylock has been an
employee of the Company since 1974. She was elected
Assistant Secretary in 1994, Corporate Secretary in 1995,
Vice President and Corporate Secretary in 1996, Vice
President, Controller and Corporate Secretary in 1997 and
Vice President, Controller in 2000.
David J. Boyd...............................................       63           2000
  Vice President, General Counsel and Corporate Secretary.
Mr. Boyd became an officer of the Company in May 2000. Prior to that date he served as a partner in the law firm of
Sidley Austin Brown & Wood LLP since 1972.

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

                                                               MARKET PRICE
                                                              ---------------
QUARTER ENDED                                                  HIGH     LOW     DIVIDENDS
-------------                                                 ------   ------   ---------
March 1, 2003...............................................  $36.30   $31.05    $.1225
May 31, 2003................................................   39.24    33.11     .1225
August 30, 2003.............................................   43.51    35.95     .1225
November 29, 2003...........................................   45.93    38.25     .1250
                                                                                 ------
Total Dividends.............................................                     $.4925
                                                                                 ======

                                                               MARKET PRICE
                                                              ---------------
QUARTER ENDED                                                  HIGH     LOW     DIVIDEND
-------------                                                 ------   ------   --------
March 2, 2002...............................................  $29.10   $25.15    $.1200
June 1, 2002................................................   34.00    28.83     .1200
August 31, 2002.............................................   32.01    25.03     .1200
November 30, 2002...........................................   33.84    27.73     .1225
                                                                                 ------
Total Dividends.............................................                     $.4825
                                                                                 ======

     The approximate number of holders of record of the Company's Common Stock at January 15, 2004 is 1,300. In addition, the Company believes that there are approximately 5,500 beneficial owners whose shares are held in street names.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required hereunder is set forth on pages 26 and 27 of the Annual Report under the caption "11-Year Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(ix) to this 2003 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required hereunder is set forth on pages 7 through 11 of the Annual Report under the caption "Financial Review," is incorporated herein by reference and is filed as Exhibit 13(a)(x) to this 2003 Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required hereunder is set forth on page 10 of the Annual Report under the caption "Financial Review -- Other Matters -- Market Risk," is incorporated herein by reference and is filed as part of Exhibit 13(a)(x) to this 2003 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, independent accountants, required hereunder with respect to the Company and its consolidated subsidiaries are set forth on pages 12 through 25, inclusive, of the Annual Report, are incorporated herein by reference and are filed as Exhibits 13(a)(ii) through 13(a)(vii) to this 2003 Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) As of November 30, 2003 (the end of the fiscal year covered by this 2003 Form 10-K), the Company, under the supervision and with the participation of its management, including the Company's Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective.

     (b) During the fourth quarter of the Company's fiscal year ended November 30, 2003, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required hereunder is set forth on pages 1 through 5, inclusive, of the Company's Proxy Statement dated February 18, 2004 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 22, 2004 under the caption "Election of Directors -- Nominees for Election to the Board of Directors," "-- Information Concerning Nominees and Directors" and
"-- Committees of the Board of Directors -- Audit Committee" and is incorporated herein by reference. Additional information required hereunder is set forth on page 6 of the Proxy Statement under the caption "Beneficial Ownership of the Company's Common Stock -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required hereunder is set forth on pages 7 through 14 inclusive, of the Proxy Statement under the captions "Compensation of Executive Officers and Other Information" and "Report of the Compensation Committee" and on page 17 under the caption "Performance Graph" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required hereunder is set forth on page 21 of the Proxy Statement under the caption "Approval of Employee Stock Purchase Plan -- Equity Compensation Plan Information" and on pages 5 and 6 of the Proxy Statement under the caption "Beneficial Ownership of the Company's Common Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required herein is set forth on pages 15 and 16 of the Proxy Statement under the caption "Report of the Audit Committee -- Amounts Paid to PricewaterhouseCoopers LLP" and in the Audit Committee Charter attached to the Proxy Statement as Exhibit A and is incorporated herein by reference.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

     The following financial information is incorporated herein by reference to the Company's Annual Report to Shareholders for the fiscal year ended November 30, 2003:

     *Consolidated Balance Sheets at November 30, 2003 and 2002

     *Consolidated Statements of Earnings for the years ended November 30, 2003, 2002 and 2001

     *Consolidated Statements of Shareholders' Equity for the years ended November 30, 2003, 2002 and 2001

     *Consolidated Statements of Cash Flows for the years ended November 30, 2003, 2002 and 2001

     *Notes to Consolidated Financial Statements

     *Report of Independent Accountants

     *Management's Report on Responsibility for Financial Reporting
---------------
*Filed herewith as part of Exhibit 13(a) to this 2003 Form 10-K

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

     (b) The Company filed a Current Report on Form 8-K on September 19, 2003 to report the issuance by the Company of a press release disclosing the Company's financial results for the third quarter and nine month period which ended on August 30, 2003.

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

 4.1 Stockholder Rights Agreement dated as of March 28, 1996 between the registrant and the First Chicago Trust of New
             York. Incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K filed April 3, 1996.

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

 4.2(c)      Credit Agreement dated as of April 8, 2003 among CLARCOR
             Inc., the Lenders and Bank One, NA, as Agent. Incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form 10-Q filed June 27, 2003.

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

10.4(a)(1)   Form of Amended and Restated Employment Agreement with each of Marcia S. Blaylock, David J. Boyd, Sam Ferrise, Bruce A.
             Klein, David J. Lindsay, Peter F. Nangle, and William B.
             Walker. Incorporated by Reference to Exhibit 10.4(a)(1) to
             the Company's Annual Report on Form 10-K for the fiscal year ended December 2, 2000 (the "2000 10-K").

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

 10.4(d) Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the 1997 10-K.

 10.4(e)     Executive Benefit Trust Agreement dated December 22, 1997.
             Incorporated by reference to Exhibit 10.4(e) to the 1997
             10-K.

 10.5 The registrant's 1994 Incentive Plan (the "1994 Plan") as amended through June 30, 2000. Incorporated by Reference to
             Exhibit 10.5 to the 2000 10-K.

 10.5(a)     Amendment to the 1994 Plan adopted December 18, 2000.
             Incorporated by Reference to Exhibit 10.5(a) to the 2000
             10-K.

 10.5(b)     The registrant's 2004 Incentive Plan (the "2004 Plan").
             Incorporated by reference to Exhibit A to the Company's
             Proxy Statement dated February 20, 2003 for the Annual
             Meeting of Shareholders held on March 24, 2003.

*10.5(c)     Amendment to the 1994 Plan and to the 2004 Plan.

*12.1        Computation of Certain Ratios.

*13 (a) The following items incorporated by reference herein from the Company's 2003 Annual Report to Shareholders ("2003
             Annual Report"), are filed as Exhibits to this Annual Report on Form 10-K:

       (i)       Business segment information for the fiscal years 2001
                 through 2003 set forth on pages 23 and 24 of the 2003
                 Annual Report (included in Exhibit 13(a)(vi) -- Note P of Notes to Consolidated Financial Statements);
      (ii)       Consolidated Balance Sheets of the Company and its
                 Subsidiaries at November 30, 2003 and 2002 set forth on page 12 of the 2003 Annual Report;
     (iii) Consolidated Statements of Earnings of the Company and its Subsidiaries for the years ended November 30, 2003, 2002 and 2001 set forth on page 13 of the 2003 Annual
                 Report;
      (iv)       Consolidated Statements of Shareholders' Equity for the
                 Company and its Subsidiaries for the years ended
                 November 30, 2003, 2002 and 2001 set forth on page 14 of the 2003 Annual Report;
       (v) Consolidated Statements of Cash Flows of the Company and its Subsidiaries for the years ended November 30, 2003, 2002 and 2001 set forth on page 15 of the 2003
                 Annual Report;
      (vi) Notes to Consolidated Financial Statements set forth on pages 16 through 24 of the 2003 Annual Report;
     (vii) Report of Independent Accountants set forth on page 25 of the 2003 Annual Report;
    (viii)       Management's Report on Responsibility for Financial
                 Reporting set forth on page 25 of the 2003 Annual
                 Report;
      (ix)       Information under the caption "11-Year Financial
                 Review" set forth on pages 26 and 27 of the 2003 Annual
                 Report; and
       (x)       Management's Discussion and Analysis of Financial
                 Condition and Results of Operation set forth under the caption "Financial Review" on pages 7 through 11 of the 2003 Annual Report.


*14         Code of Ethics for Chief Executive Officer and Senior
            Financial Officers.

*18 Letter dated January 8, 2004 from PricewaterhouseCoopers LLP to the Company concerning a change by the Company in accounting principle from the last in, first out to the first in, first out method for certain inventories.

*21         Subsidiaries of the Registrant.

*23         Consent of Independent Accountants.

*31.1       Certification of Norman E. Johnson, Chairman, President and
            Chief Executive Officer of the Company, pursuant to Rule
            13a-14(a) of the Exchange Act.

*31.2 Certification of Bruce A. Klein, Vice President -- Finance and Chief Financial Officer of the Company, pursuant to Rule
            13a-14(a) of the Exchange Act.

*32.1       Certification of Norman E. Johnson, Chairman, President and
            Chief Executive Officer of the Company, pursuant to Section
            1350 of Chapter 63 of Title 18 of the United States Code.

*32.2 Certification of Bruce A. Klein, Vice President -- Finance and Chief Financial Officer of the Company, pursuant to
            Section 1350 of Chapter 63 of Title 18 of the United States
            Code.

---------------

 * Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2004                   CLARCOR Inc.
                                          (Registrant)

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

Date: February 18, 2004  By:               /s/ NORMAN E. JOHNSON
                              ------------------------------------------------
                                             Norman E. Johnson
                                     Chairman of the Board, President &
                                    Chief Executive Officer and Director

Date: February 18, 2004  By:                 /s/ BRUCE A. KLEIN
                              ------------------------------------------------
                                               Bruce A. Klein
                                        Vice President -- Finance &
                                          Chief Financial Officer

Date: February 18, 2004  By:               /s/ MARCIA S. BLAYLOCK
                              ------------------------------------------------
                                             Marcia S. Blaylock
                               Vice President, Controller & Chief Accounting
                                                  Officer

Date: February 18, 2004  By:                  /s/ J. MARC ADAM
                              ------------------------------------------------
                                                J. Marc Adam
                                                  Director

Date: February 18, 2004  By:             /s/ ROBERT J. BURGSTAHLER
                              ------------------------------------------------
                                           Robert J. Burgstahler
                                                  Director

Date: February 18, 2004  By:                  /s/ PAUL DONOVAN
                              ------------------------------------------------
                                                Paul Donovan
                                                  Director

Date: February 18, 2004  By:               /s/ ROBERT H. JENKINS
                              ------------------------------------------------
                                             Robert H. Jenkins
                                                  Director

Date: February 18, 2004  By:             /s/ PHILIP R. LOCHNER, JR.
                              ------------------------------------------------
                                           Philip R. Lochner, Jr.
                                                  Director

Date: February 18, 2004  By:                /s/ JAMES L. PACKARD
                              ------------------------------------------------
                                              James L. Packard
                                                  Director

Date: February 18, 2004  By:                /s/ ROSEANNE STEVENS
                              ------------------------------------------------
                                              Roseanne Stevens
                                                  Director

Date: February 18, 2004  By:                /s/ KEITH E. WANDELL
                              ------------------------------------------------
                                              Keith E. Wandell
                                                  Director

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders
CLARCOR Inc.
Rockford, Illinois

Our audits of the consolidated financial statements referred to in our report dated January 8, 2004 appearing on page 25 in the 2003 Annual Report to Shareholders of CLARCOR Inc. and Subsidiaries (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a) of this Form 10-K (page 13, index of exhibits). In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                          /s/ PricewaterhouseCoopers LLP

Chicago, Illinois
January 8, 2004

                                  CLARCOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                  COLUMN A                      COLUMN B           COLUMN C             COLUMN D      COLUMN E
--------------------------------------------   ----------   -----------------------    ----------    ----------
                                                                   ADDITIONS
                                                            -----------------------
                                                               (1)          (2)
                                               BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                               BEGINNING    COSTS AND      OTHER                       END OF
                DESCRIPTION                    OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------------   ----------   ----------   ----------    ----------    ----------
2003:
Allowance for losses on accounts
  receivable................................     $7,020       $3,407       $  994(A)     $2,315(B)     $9,106
                                                 ======       ======       ======        ======        ======
2002:
Allowance for losses on accounts
  receivable................................     $7,920       $2,379       $   95(A)     $3,374(B)     $7,020
                                                 ======       ======       ======        ======        ======
2001:
Allowance for losses on accounts
  receivable................................     $5,027       $1,628       $2,286(A)     $1,021(B)     $7,920
                                                 ======       ======       ======        ======        ======

NOTES:

(A) Due to business acquisitions and reclassifications.

(B) Bad debts written off during year, net of recoveries.