Form 10-Q
period 2004-02-28
CLARCOR INC
filed 2004-03-19
CIK 20740

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

                     For the quarter ended February 28, 2004

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

                For the quarterly period ended February 28, 2004

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

                      25,372,273 common shares outstanding
                      ------------------------------------

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                           February 28,                   November 30,
                                                                               2004                           2003
                                                                       --------------------           --------------------
                        ASSETS                                             (unaudited)
Current assets:
      Cash and short-term cash investments                                $       18,150                 $         8,348
      Accounts receivable, less allowance for losses
          of $9,178 for 2004 and $9,106 for 2003                                 123,152                         127,546
      Inventories:
          Raw materials                                                           36,156                          34,174
          Work in process                                                         12,965                          11,866
          Finished products                                                       54,510                          53,633
                                                                          --------------                 ---------------
             Total inventories                                                   103,631                          99,673
                                                                          --------------                 ---------------

      Prepaid expenses and other current assets                                    5,181                           5,880
      Deferred income taxes                                                       16,370                          15,955
                                                                          --------------                 ---------------
                 Total current assets                                            266,484                         257,402
                                                                          --------------                 ---------------

Plant assets at cost,                                                            309,299                         304,892
      less accumulated depreciation                                             (179,639)                       (175,320)
                                                                          --------------                 ---------------
                                                                                 129,660                         129,572
                                                                          --------------                 ---------------

Goodwill                                                                          83,078                          82,720
Trademarks                                                                        29,476                          29,476
Other acquired intangibles, less accumulated amortization                          9,965                          10,155
Pension assets                                                                    20,443                          20,153
Other noncurrent assets                                                            9,259                           8,759
                                                                          --------------                 ---------------
                                                                          $      548,365                 $       538,237
                                                                          ==============                 ===============

                     LIABILITIES

Current liabilities:
      Current portion of long-term debt                                   $          639                 $           674
      Accounts payable                                                            53,188                          49,256
      Income taxes                                                                 8,067                           8,377
      Accrued employee compensation                                               13,264                          23,400
      Other accrued liabilities                                                   31,820                          29,666
                                                                          --------------                 ---------------
                 Total current liabilities                                       106,978                         111,373
                                                                          --------------                 ---------------

Long-term debt, less current portion                                              18,414                          16,913
Long-term pension liabilities                                                      8,661                           7,813
Deferred income taxes                                                             22,119                          21,729
Other long-term liabilities                                                        8,810                           8,339
Minority interests                                                                 1,524                           1,678

Contingencies

                  SHAREHOLDERS' EQUITY

Capital stock                                                                     25,372                          25,309
Capital in excess of par value                                                    20,811                          19,998
Accumulated other comprehensive earnings                                           1,169                            (936)
Retained earnings                                                                334,507                         326,021
                                                                          --------------                 ---------------
                                                                                 381,859                         370,392
                                                                          --------------                 ---------------

                                                                          $      548,365                 $       538,237
                                                                          ==============                 ===============

            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                 ---------------------------------------
                                                                                   February 28,             March 1,
                                                                                      2004                    2003
                                                                                 ---------------       -----------------
Net sales                                                                        $       175,272       $         171,494
Cost of sales                                                                            123,788                 123,145
                                                                                 ---------------       -----------------

    Gross profit                                                                          51,484                  48,349

Selling and administrative expenses                                                       33,671                  32,862
                                                                                 ---------------       -----------------

    Operating profit                                                                      17,813                  15,487
                                                                                 ---------------       -----------------

Other income (expense):
   Interest expense                                                                         (118)                   (524)
   Interest income                                                                            51                     110
   Other, net                                                                                652                      46
                                                                                 ---------------       -----------------

                                                                                             585                    (368)
                                                                                 ---------------       -----------------

    Earnings before income taxes and minority interests                                   18,398                  15,119

Provision for income taxes                                                                 6,703                   5,516
                                                                                 ---------------       -----------------

    Earnings before minority interests                                                    11,695                   9,603

Minority interests in earnings of subsidiaries                                               (34)                     (7)
                                                                                 ---------------       -----------------

Net earnings                                                                     $        11,661       $           9,596
                                                                                 ===============       =================

Net earnings per common share:
    Basic                                                                        $          0.46       $            0.39
                                                                                 ===============       =================
    Diluted                                                                      $          0.45       $            0.38
                                                                                 ===============       =================

Average number of common shares outstanding:
    Basic                                                                             25,368,917              24,920,638
                                                                                 ===============       =================
    Diluted                                                                           25,813,606              25,348,353
                                                                                 ===============       =================

Dividends paid per share                                                         $        0.1250       $          0.1225
                                                                                 ===============       =================

            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          Three Months Ended
                                                                 --------------------------------------
                                                                 February 28,                March 1,
                                                                     2004                     2003
                                                                 ------------             -------------
Cash flows from operating activities:
     Net earnings                                                $     11,661             $       9,596
     Depreciation                                                       4,602                     4,967
     Amortization                                                         190                       225
     Changes in assets and liabilities                                   (993)                   (1,570)
     Other, net                                                          (653)                        -
                                                                 ------------             -------------

             Net cash provided by operating activities                 14,807                    13,218
                                                                 ------------             -------------

Cash flows from investing activities:
     Additions to plant assets                                         (5,242)                   (3,017)
     Other, net                                                         1,407                         7
                                                                 ------------             -------------

             Net cash used in investing activities                     (3,835)                   (3,010)
                                                                 ------------             -------------

Cash flows from financing activities:
     Proceeds from line of credit                                       1,500                     6,250
     Payments on line of credit                                             -                   (18,333)
     Payments on long-term debt                                           (34)                     (181)
     Cash dividends paid                                               (3,175)                   (3,052)
     Other, net                                                           297                       162
                                                                 ------------             -------------

             Net cash used in financing activities                     (1,412)                  (15,154)
                                                                 ------------             -------------

Net effect of exchange rate changes on cash                               242                        23
                                                                 ------------             -------------

Net change in cash and short-term cash investments                      9,802                    (4,923)

Cash and short-term cash investments,
     beginning of period                                                8,348                    13,747
                                                                 ------------             -------------

Cash and short-term cash investments,
     end of period                                               $     18,150             $       8,824
                                                                 ============             =============

Cash paid during the period for:
     Interest                                                    $        117             $         704
                                                                 ============             =============
     Income taxes                                                $      5,962             $       1,639
                                                                 ============             =============

            See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The November 30, 2003 consolidated balance sheet data was derived from CLARCOR's year-end audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.

     The consolidated condensed balance sheet as of February 28, 2004, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended February 28, 2004, and March 1, 2003, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2003 annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended February 28, 2004 are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

2.   STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method. If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates, the Company's pro forma net earnings and basic and diluted earnings per share (EPS) would have been as follows:

                                                                        Three Months Ended
                                                                 ---------------------------------
                                                                  February 28,          March 1,
                                                                     2004                 2003
                                                                 -------------        ------------
Net earnings, as reported                                        $      11,661        $      9,596
  Less total stock-based compensation expense under the
  fair value-based method, net of tax                                     (591)               (401)
                                                                 -------------        ------------
Pro forma net earnings                                           $      11,070        $      9,195
                                                                 =============        ============

Basic EPS, as reported                                           $        0.46        $       0.39
Pro forma basic EPS                                              $        0.44        $       0.37

Diluted EPS, as reported                                         $        0.45        $       0.38
Pro forma diluted EPS                                            $        0.43        $       0.36

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.   STOCK-BASED COMPENSATION (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended February 28, 2004 and March 1, 2003, respectively. Adjustments for forfeitures are made as they occur.

                                            Three Months Ended
                                        --------------------------
                                        February 28,      March 1,
                                            2004            2003
                                        ------------      --------
Risk-free interest rate                      4.50%           3.87%
Expected dividend yield                      1.29%           1.58%
Expected volatility factor                  27.20%          23.00%
Expected option term (in years)               7.0             7.0

3.   EARNINGS PER SHARE

     Diluted earnings per share reflects the impact of outstanding stock options and restricted stock as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:

                                                                          Three Months Ended
                                                                   --------------------------------
                                                                   February 28,           March 1,
                                                                       2004                 2003
                                                                   ------------         -----------
Net Earnings                                                       $    11,661          $     9,596

Basic EPS:
    Weighted average number of common
    shares outstanding                                              25,368,917           24,920,638

       Basic per share amount                                      $      0.46          $      0.39
                                                                   ===========          ===========

Diluted EPS:
    Weighted average number of common
       shares outstanding                                           25,368,917           24,920,638
    Dilutive effect of stock options and restricted stock              444,689              427,715
                                                                   -----------          -----------
       Diluted weighted average number of
         common shares outstanding                                  25,813,606           25,348,353

       Diluted per share amount                                    $      0.45          $      0.38
                                                                   ===========          ===========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

3.   EARNINGS PER SHARE (Continued)

     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter:

                                                            Three Months Ended
                                                       -----------------------------
                                                       February 28,         March 1,
                                                           2004               2003
                                                       ------------         --------
Options                                                   293,400                  -
Weighted Average Exercise Price                          $  45.59                  -

     For the three months ended February 28, 2004, exercises of stock options added $761 to capital in excess of par value.

4.   COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:

                                                         Three Months Ended
                                                     ---------------------------
                                                     February 28,       March 1,
                                                         2004             2003
                                                     ------------       --------
Net earnings                                           $  11,661        $  9,596
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments              2,105           1,455
                                                       ---------        --------

Total comprehensive earnings                           $  13,766        $ 11,051
                                                       =========        ========

5.   RELOCATION COSTS

     On January 8, 2004, the Company announced that the corporate headquarters will move to Nashville, TN in 2004. Costs for this move, which will largely be a one-time expense incurred primarily during the third quarter of fiscal 2004, are still being finalized. Approximately $8 was accrued during the first quarter ended February 28, 2004 for employee termination benefits. These termination benefits, currently estimated at $100, are dependent upon the employees rendering service through the retention period and will be recognized ratably over the required service period. Relocation costs in total are not expected to exceed $0.07 per share. The Company expects to pay all significant relocation costs during fiscal year 2004.

6.   GUARANTEES AND WARRANTIES

     The Company has provided letters of credit totaling approximately $23,513 to various government agencies, primarily related to industrial revenue bonds and to insurance companies

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

6.   GUARANTEES AND WARRANTIES (Continued)

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

     The Company has a majority ownership interest in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners' interest for an amount estimated not to exceed $850.

     Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

     Changes in the Company's warranty accrual during the quarter ended February 28, 2004 are as follows:

Balance at November 30, 2003                                                         $  1,789
   Accruals for warranties issued during the period                                       170
   Accruals related to pre-existing warranties                                            (10)
   Settlements made during the period                                                     (99)
   Other adjustments, including currency translation                                        2
                                                                                     --------
Balance at February 28, 2004, included in other current liabilities                  $  1,852
                                                                                     ========

7.   GOODWILL AND INTANGIBLES

     The following table summarizes the activity for acquired intangibles by reporting unit for the quarter ended February 28, 2004.

                                                                                   2004
                                               ----------------------------------------------------------------------------
                                                                                  Currency
                                               Beginning                        Translation                          End of
                                                of Year         Acquisitions    Adjustments      Amortization       Quarter
                                               ---------        ------------    -----------      ------------       -------
Goodwill:
   Engine/Mobile Filtration                     $12,170             $  -          $   350            $   -          $12,520
   Industrial/Environmental Filtration           70,550                -                8                -           70,558
   Packaging                                          -                -                -                -                -
                                                -------             ----          -------            -----          -------
                                                $82,720             $  -          $   358            $   -          $83,078
                                                =======             ====          =======            =====          =======

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

7.   GOODWILL AND INTANGIBLES (Continued)

                                                                                2004
                                               -------------------------------------------------------------------------
                                                                              Currency
                                               Beginning                     Translation                          End of
                                                of Year      Acquisitions    Adjustments     Amortization        Quarter
                                               ---------     ------------    -----------     ------------        -------
Trademarks:
   Engine/Mobile Filtration                     $   603          $   -          $    -          $     -          $   603
   Industrial/Environmental Filtration           28,873              -               -                -           28,873
   Packaging                                          -              -               -                -                -
                                                -------          -----          ------          -------          -------
                                                $29,476          $   -          $    -          $     -          $29,476
                                                =======          =====          ======          =======          =======
Other acquired intangibles, gross:
   Engine/Mobile Filtration                     $ 1,040          $   -          $    -          $     -          $ 1,040
   Industrial/Environmental Filtration           13,104              -               -                -           13,104
   Packaging                                          -              -               -                -                -
                                                -------          -----          ------          -------          -------
                                                 14,144              -               -                -           14,144
     Less accumulated amortization                3,989              -               -              190            4,179
                                                -------          -----          ------          -------          -------
Other acquired intangibles, net                 $10,155          $   -          $    -          $   190          $ 9,965
                                                =======          =====          ======          =======          =======

     Amortization expense is estimated to be $759 in 2004, $755 in 2005, $721 in 2006, $708 in 2007, and $653 in 2008.

8.   CONTINGENCIES

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

     In the event of a change in control of the Company, termination benefits may be required for certain executive officers and other key employees.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

9.   SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the three months ended February 28, 2004 and March 1, 2003, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                      Three Months Ended
                                                ------------------------------
                                                February 28,          March 1,
                                                    2004               2003
                                                ------------         ---------
Net sales:
     Engine/Mobile Filtration                     $  70,800          $  66,776
     Industrial/Environmental Filtration             88,962             90,369
     Packaging                                       15,510             14,349
                                                  ---------          ---------
                                                  $ 175,272          $ 171,494
                                                  =========          =========

Operating profit:
     Engine/Mobile Filtration                     $  14,425          $  12,686
     Industrial/Environmental Filtration              3,252              2,373
     Packaging                                          136                428
                                                  ---------          ---------
                                                     17,813             15,487
Other income (expense)                                  585               (368)
                                                  ---------          ---------
Earnings before income taxes and
      minority earnings                           $  18,398          $  15,119
                                                  =========          =========

Identifiable assets:
     Engine/Mobile Filtration                     $ 161,777          $ 147,528
     Industrial/Environmental Filtration            300,449            292,779
     Packaging                                       41,140             41,366
     Corporate                                       44,999             55,858
                                                  ---------          ---------
                                                  $ 548,365          $ 537,531
                                                  =========          =========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

10.  NEW ACCOUNTING STANDARDS

     Effective January 12, 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). This Staff Position permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until authoritative guidance on accounting for subsidies provided by the Act is issued. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Company does not anticipate that the Act will have a material effect on the measurement of the Company's postretirement obligations.

     On December 23, 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The interim period disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2003. The Company will adopt the interim provisions of this Statement beginning in the second quarter of 2004. All other provisions of this Statement will be adopted in the fourth quarter of 2004.

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FIRST QUARTER OF 2004 COMPARED WITH FIRST QUARTER OF
2003.

CLARCOR reported record sales, operating profit and net earnings for the first quarter of 2004. Sales increased 2.2%, operating profit increased 15.0% and net earnings increased 21.5% over the same quarter in 2003.

Net sales of $175,272,000 increased from $171,494,000 reported for the first quarter of 2003. Favorable currency translation, due to the weaker U.S. dollar, improved sales by approximately $900,000.

The Engine/Mobile Filtration segment reported increased sales of 6.0% to $70,800,000 from $66,776,000 in 2003. This increase was primarily due to additional sales of heavy-duty filters through domestic aftermarket and national account distribution and sales to railroads and railroad equipment maintenance companies. International sales also increased, both in local currencies and U.S. dollars. The favorable currency translation due to the weaker U.S. dollar resulted in additional sales of approximately $400,000 for the quarter.

The Company's Industrial/Environmental Filtration segment recorded a 1.6% overall decrease in sales to $88,962,000 for the 2004 quarter from $90,369,000 for the 2003 first quarter. The decreased sales level was primarily due to reduced customer demand for HVAC filters used in building maintenance and for air quality equipment. Sales increases were recorded for specialty process liquid filters, both domestically and internationally. Approximately $500,000 of sales for the quarter was related to favorable currency translation during the 2004 quarter.

The Packaging segment reported sales of $15,510,000 compared to $14,349,000 in 2003. Sales increases for the quarter were related to flat sheet metal decorating and tooling charges billed to customers; however, these increases were partially offset by reduced sales of plastic packaging and metal container sales that were particularly strong in the first quarter of 2003.

Operating profit for the first quarter of 2004 was $17,813,000 compared to $15,487,000 in 2003, a 15.0% increase. The operating profit increase resulted primarily from the Engine/Mobile segment's sales growth, from continued cost reduction programs throughout each of the business segments, and from restructuring and integration programs in the Industrial/Environmental segment.

The Engine/Mobile Filtration segment recorded an operating profit increase of 13.7% to $14,425,000 from $12,686,000 in 2003. This increase resulted primarily from sales growth, cost reduction programs and favorable capacity utilization. The segment's operating margin was 20.4% compared to 19.0% recorded in the first quarter of 2003.

The Industrial/Environmental Filtration segment reported operating profit of $3,252,000 in 2004 compared to $2,373,000 in 2003. Although sales were lower overall for the quarter, cost reduction initiatives and restructuring and integration programs benefited the segment's 2004 quarter. In addition, increased sales of specialty process liquid filters, used primarily in aerospace and aviation fuel systems, also improved operating profit. The segment's operating margin improved to 3.7% compared to 2.6% in the 2003 quarter.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Packaging segment's operating profit in the 2004 quarter was $136,000 compared to $428,000 in 2003. The decrease resulted from reduced utilization of facilities and unfavorable absorption related primarily to reduced plastic product sales and metal container sales.

Net other income for the quarter of $585,000 included a gain of $720,000 related to the sale of a building, interest expense of $118,000 and interest income of $51,000. Net other expense in 2003 of $368,000 included interest expense of $524,000 and interest income of $110,000. Interest expense was lower in 2004 due to significantly lower debt balances during the 2004 quarter.

Earnings before income taxes and minority interests for the first quarter of 2004 totaled $18,398,000, compared to $15,119,000 in the comparable quarter last year. The provision for income taxes in 2004 was $6,703,000 compared to $5,516,000 in 2003. The effective rate was 36.4% in 2004 and 36.5% in 2003. The
Company expects that the overall effective tax rate for fiscal 2004 will be approximately 36.5%.

Net earnings in the first quarter of the current year were $11,661,000, or $0.45 per share on a diluted basis. Net earnings in the first quarter of 2003 were $9,596,000, or $0.38 per share on a diluted basis. Diluted average shares outstanding were 25,813,606 at the end of the first quarter of 2004, an increase of 1.8% from the average of 25,348,353 for the 2003 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased to $14,807,000 in first quarter 2004 compared to $13,218,000 in 2003, primarily due to increased net earnings. In the first quarter of 2004, cash flows for investing activities totaled $3,835,000 and included $5,242,000 used for plant asset additions offset by $1,407,000 received from the sale of plant assets. In the 2003 quarter, $3,017,000 was used for additions to plant assets. Cash flows used in financing activities totaled $1,412,000 in 2004 and included $3,175,000 used for dividend payments offset by $1,500,000 that was drawn on a line of credit. Cash flows used in financing activities of $15,154,000 in 2003 included net repayments on debt agreements of $12,264,000 and dividend payments of $3,052,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's debt agreements. At the end of the first quarter of 2004, $1,500,000 was the outstanding balance on a $165 million multicurrency revolving credit facility. The credit facility also includes a $40 million letter of credit line subline, against which $14,132,000 had been issued at the end of the first quarter of 2004. Other long-term debt totaled $17,553,000 at the end of the 2004 quarter and related principal payments in 2004 will be approximately $674,000. The Company is in compliance with all covenants related to debt agreements.

The Company expects to continue to use future additional cash flow for dividends, capital expenditures and acquisitions. Capital expenditures in fiscal year 2004 are expected to be approximately $25 million to $30 million and will be used primarily for normal facility improvements, productivity improvements, improvements to technical centers, and to support new products. Early in the second quarter of 2004, the Company acquired the operating assets of a small engine filter company in England for approximately $5 million, subject to finalization of assets acquired.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Off-Balance Sheet Arrangements - The Company's off-balance sheet arrangements relate to various operating leases. Commitments for noncancelable leases in 2004 total approximately $8,229,000. The Company had no derivative, swap, hedge, variable interest entity or special purpose entity agreements during 2004 or in fiscal 2003.

The following table summarizes the Company's fixed cash obligations for the various future years ending November 30:

(Dollars in thousands)

                            2004   2005 & 2006  2007 & 2008    Thereafter
                            ----   -----------  -----------    ----------
Long-Term Debt            $   674    $    503    $       -     $   16,410
Credit Facility           $     -    $      -    $   1,500     $        -
Operating Leases          $ 8,229    $ 10,705    $   6,834     $    9,933

While changes in customer demand for the Company's products will affect operating cash flow, the Company is not aware of any known trends, demands or reasonably likely events that would materially affect cash flow from operations in the future. It is likely that cash flow from operations for fiscal 2004 will be lower than the prior fiscal year due to additional investments in working capital that may be required to support increased operations in fiscal 2004. In addition, a higher level of capital expenditures is expected in fiscal 2004 than in the prior year. It is possible that business acquisitions or dispositions could be made in the future that may affect operating cash flows and may require changes in the Company's debt and capitalization.

The Company's financial position at the end of the first quarter reflected cash and short-term investments of $18,150,000, an increase from $8,348,000 at year-end 2003. As mentioned previously, subsequent to the end of the first quarter, approximately $5 million of cash was used for a small asset acquisition. At the end of the first quarter 2004 compared to year-end 2003, accounts receivable were reduced by $4,394,000 primarily due to lower sales in the first quarter of 2004 compared to the fourth quarter of 2003. Inventories increased $3,958,000 from the year-end level due to inventory requirements for increased shipments expected for the remainder of 2004. The changes in accounts receivable and inventories at the end of the first quarter were consistent with the normal seasonality changes between fiscal quarters. The current ratio at the end of the first quarter was 2.5 compared to 2.3 at the end of fiscal 2003. The ratio of total debt to total capitalization was 4.8% at the end of the 2004 first quarter compared to the year-end 2003 level of 4.5%. At the end of the first quarter 2004, CLARCOR had 25,372,273 shares of common stock outstanding.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company's Annual Report and Form 10-K for the year ended November 30, 2003 (the "Annual Report") in the Financial Review on page 10.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report in the Financial Review on page 10 and in the Notes to the Consolidated Financial Statements on pages 16-24 and in the Notes to the Consolidated Condensed Financial Statements included herein. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

Recent Accounting Pronouncements

Effective January 12, 2004, the FASB issued FASB Staff Position No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). This Staff Position permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until authoritative guidance on accounting for subsidies provided by the Act is issued. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Company does not anticipate that the Act will have a material effect on the measurement of the Company's postretirement obligations.

On December 23, 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The interim period disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2003. The Company will adopt the interim provisions of this Statement beginning in the second quarter of 2004. All other provisions of this Statement will be adopted in the fourth quarter of 2004.

Outlook

Stronger sales growth for the Company overall is expected for the remainder of 2004. Continued sales growth is expected for the Engine/Mobile segment as a result of continued improvement in aftermarket distribution, increased sales to OEM dealers and sales of new products. Sales are expected to increase for the Industrial/Environmental segment as the economy improves and additional facility maintenance occurs. The Total Filtration Program is also expected to benefit from the completion of the conversion of a group of 20 company-owned branches from selling primarily HVAC filtration products to selling the Company's entire range of liquid and air filter products. Sales and operating profit growth are expected for the Packaging segment for 2004.

As a result of the anticipated overall sales growth for the Company combined with continued cost control efforts for the remainder of the year, it is expected that diluted earnings per share for 2004 will be in the $2.25 to $2.40 range. This range does not include estimated costs of approximately

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

$0.07 per share related to moving the Company's headquarters to Nashville, TN. The majority of these costs are expected to be incurred and paid during the third quarter of fiscal 2004.

Continued emphasis on cost reductions and price changes within each business unit are expected to offset costs that have recently been increasing for energy and for purchased materials, primarily metal products. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Capital investments will continue to be made in each segment's facilities to improve productivity and to support new products. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if unfavorable economic conditions persist.

CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings. The assets of a small engine filter company were acquired early in the second quarter of 2004. This acquisition will not materially affect operating results for 2004.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company's products are sold; the success of the Company's Total Filtration Program; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles, raw material costs, insurance, pension, energy costs, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the cost of the relocation of the Company's corporate offices; the cost of compliance with recently enacted regulatory requirements such as Sarbanes-Oxley Rule Section 404; the fluctuation in interest rates, primarily LIBOR, which affect the cost of borrowing under its revolving credit facility; the fluctuation in foreign and U.S. currency exchange rates; extraordinary events such as litigation, acquisitions or divestitures including related charges; market disruptions caused by domestic or international conflicts; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

Due to the foregoing items it is possible that in some future quarters the Company's operating results will be below the expectation of some stock market analysts and investors. In such event, the price of CLARCOR common stock could be materially adversely affected.

Part I -  Item 3. Quantitative and Qualitative Disclosure About Market Risk.

          The information required hereunder is set forth on Page 14 of the Quarterly Report under the captions "Management's Discussion and Analysis - Other Matters - Market Risk."

Part I -  Item 4. Controls and Procedures.

          The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of February 28, 2004. Based on their evaluation, they concluded that the Company's disclosure controls and procedures were effective in achieving the objectives for which they were designed. No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter ended February 28, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 6   Exhibits and Reports on Form 8K

a.       Exhibits:

         31(i)    Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31(ii)   Certification of Bruce A. Klein pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

         32(i)    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

c.       Report Filed on Form 8-K During the First Quarter Ended February 28,
         2004.

                  Form 8-K dated January 15, 2004 reporting Item 7--Financial Statements and Exhibits and Item 5--Other Events. Item 7 (c) included an exhibit 99.1, "CLARCOR Press Release dated January 15, 2004".

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CLARCOR INC.
                                  (Registrant)

March 19, 2004                          By /s/ Norman E. Johnson
                                           --------------------------
   (Date)                                          Norman E. Johnson
                                          Chairman of the Board, President and
                                                 Chief Executive Officer

March 19, 2004                          By /s/ Bruce A. Klein
                                           ---------------------------
   (Date)                                       Bruce A. Klein
                                         Vice President - Finance and
                                            Chief Financial Officer