Form 10-Q
period 2004-05-29
CLARCOR INC
filed 2004-06-18
CIK 20740

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   __________

                                    FORM 10-Q
                                QUARTERLY REPORT
                                   __________


                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                                   __________


                       For the quarter ended May 29, 2004
                                   __________


                       REGISTRANT: CLARCOR Inc. (Delaware)
                                   __________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES
         EXCHANGE ACT OF 1934

                   For the quarterly period ended May 29, 2004

                                       OR

      [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number 1-11024

                                  CLARCOR Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                36-0922490
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2323 Sixth Street, P.O. Box 7007, Rockford, Illinois                     61125
----------------------------------------------------                   --------
     (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code                  815-962-8867


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

                      25,424,542 common shares outstanding
                      ------------------------------------

Part I - Item 1

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                             May 29,    November 30,
                                                               2004         2003
                                                            ---------   -----------
                                                           (unaudited)
                        ASSETS
Current assets:
      Cash and short-term cash investments                  $  23,516   $     8,348
      Accounts receivable, less allowance for losses
          of $9,217 for 2004 and $9,106 for 2003              127,815       127,546
      Inventories:
          Raw materials                                        37,365        34,174
          Work in process                                      13,598        11,866
          Finished products                                    57,539        53,633
                                                            ---------   -----------
             Total inventories                                108,502        99,673
                                                            ---------   -----------
      Prepaid expenses and other current assets                 4,150         5,880
      Deferred income taxes                                    16,297        15,955
                                                            ---------   -----------
                 Total current assets                         280,280       257,402
                                                            ---------   -----------
Plant assets at cost,                                         312,801       304,892
      less accumulated depreciation                          (183,662)     (175,320)
                                                            ---------   -----------
                                                              129,139       129,572
                                                            ---------   -----------
Goodwill                                                       85,389        82,720
Trademarks                                                     29,476        29,476
Other acquired intangibles, less accumulated amortization       9,887        10,155
Pension assets                                                 20,732        20,153
Other noncurrent assets                                         7,827         8,759
                                                            ---------   -----------
                                                            $ 562,730   $   538,237
                                                            =========   ===========
                       LIABILITIES
Current liabilities:
      Current portion of long-term debt                     $     518   $       674
      Accounts payable                                         50,939        49,256
      Income taxes                                              7,586         8,377
      Accrued employee compensation                            18,540        23,400
      Other accrued liabilities                                33,914        29,666
                                                            ---------   -----------
                 Total current liabilities                    111,497       111,373
                                                            ---------   -----------
Long-term debt, less current portion                           16,789        16,913
Long-term pension liabilities                                   9,313         7,813
Deferred income taxes                                          20,998        21,729
Other long-term liabilities                                     8,839         8,339
Minority interests                                              1,611         1,678
Contingencies
                   SHAREHOLDERS' EQUITY
Capital stock                                                  25,425        25,309
Capital in excess of par value                                 21,919        19,998
Accumulated other comprehensive earnings                          104          (936)
Retained earnings                                             346,235       326,021
                                                            ---------   -----------
                                                              393,683       370,392
                                                            ---------   -----------
                                                            $ 562,730   $   538,237
                                                            =========   ===========

            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                        Quarter Ended              Six Months Ended
                                                 --------------------------   --------------------------
                                                    May 29,       May 31,        May 29,       May 31,
                                                     2004          2003           2004          2003
                                                 ------------   -----------   ------------   -----------
Net sales                                        $    198,712   $   185,775   $    373,984   $   357,269
Cost of sales                                         137,613       129,176        261,401       252,321
                                                 ------------   -----------   ------------   -----------
    Gross profit                                       61,099        56,599        112,583       104,948
Selling and administrative expenses                    37,306        36,061         70,977        68,923
                                                 ------------   -----------   ------------   -----------
    Operating profit                                   23,793        20,538         41,606        36,025
                                                 ------------   -----------   ------------   -----------
Other income (expense):
   Interest expense                                      (109)         (450)          (227)         (974)
   Interest income                                         86            20            137           130
   Other, net                                            (194)          469            458           515
                                                 ------------   -----------   ------------   -----------
                                                         (217)           39            368          (329)
                                                 ------------   -----------   ------------   -----------
    Earnings before income taxes and
      minority interests                               23,576        20,577         41,974        35,696
Provision for income taxes                              8,567         7,499         15,270        13,015
                                                 ------------   -----------   ------------   -----------
    Earnings before minority interests                 15,009        13,078         26,704        22,681
Minority interests in earnings of subsidiaries            (95)          (31)          (129)          (38)
                                                 ------------   -----------   ------------   -----------
Net earnings                                     $     14,914   $    13,047   $     26,575   $    22,643
                                                 ============   ===========   ============   ===========
Net earnings per common share:
    Basic                                        $       0.59   $      0.52   $       1.05   $      0.91
                                                 ============   ===========   ============   ===========
    Diluted                                      $       0.58   $      0.51   $       1.03   $      0.89
                                                 ============   ===========   ============   ===========
Average number of common shares outstanding:
    Basic                                          25,435,860    25,015,289     25,402,373    24,973,997
                                                 ============   ===========   ============   ===========
    Diluted                                        25,872,920    25,435,452     25,841,322    25,326,543
                                                 ============   ===========   ============   ===========
Dividends paid per share                         $     0.1250   $    0.1225   $     0.2500   $    0.2450
                                                 ============   ===========   ============   ===========

            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                         ---------------------------
                                                            May 29,        May 31,
                                                             2004           2003
                                                         ------------   ------------
Cash flows from operating activities:
     Net earnings                                        $     26,575   $     22,643
     Depreciation                                               9,291          9,860
     Amortization                                                 380            453
     Changes in assets and liabilities                         (2,064)        (2,534)
     Other, net                                                  (571)            45
                                                         ------------   ------------

             Net cash provided by operating activities         33,611         30,467
                                                         ------------   ------------
Cash flows from investing activities:
     Business acquisitions, net of cash acquired               (4,871)             -
     Additions to plant assets                                 (9,197)        (6,041)
     Other, net                                                 1,415             26
                                                         ------------   ------------

             Net cash used in investing activities            (12,653)        (6,015)
                                                         ------------   ------------
Cash flows from financing activities:
     Proceeds from line of credit                               1,500         94,111
     Payments on line of credit                                (1,500)      (116,083)
     Payments on long-term debt                                  (280)          (465)
     Cash dividends paid                                       (6,361)        (6,120)
     Other, net                                                   871            440
                                                         ------------   ------------
             Net cash used in financing activities             (5,770)       (28,117)
                                                         ------------   ------------

Net effect of exchange rate changes on cash                       (20)           244
                                                         ------------   ------------
Net change in cash and short-term cash investments             15,168         (3,421)

Cash and short-term cash investments,
     beginning of period                                        8,348         13,747
                                                         ------------   ------------
Cash and short-term cash investments,
     end of period                                       $     23,516   $     10,326
                                                         ============   ============
Cash paid during the period for:
     Interest                                            $        222   $        999
                                                         ============   ============
     Income taxes                                        $     14,396   $      9,066
                                                         ============   ============

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

      The consolidated condensed balance sheet as of May 29, 2004, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended May 29, 2004, and May 31, 2003, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2003 annual report on Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended May 29, 2004 are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

2.    BUSINESS ACQUISITION

      At the beginning of the second quarter ended May 29, 2004, the Company acquired certain assets of Filtrel Group, a Luton, England manufacturer and distributor of heavy-duty air filters for approximately $4,871 in cash. As a result of the acquisition, the assets were combined into existing subsidiaries of the Company in the Engine/Mobile Filtration segment and the results will be included in the Company's consolidated results of operations from the date of acquisition.

      A preliminary allocation of the initial purchase price has been made to major categories of assets and liabilities. The $2,519 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included a noncompete agreement valued by an independent appraiser at $115, which will be amortized on a straight-line basis over two years. The Company also recorded $50 as exit costs for terminated employees. This amount was paid during the quarter ended May 29, 2004. The acquisition is not material to the results of the Company. The Company expects to make additional adjustments to reflect purchase agreement adjustments and adjustments for valuation of assets.

3.    STOCK-BASED COMPENSATION

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

3.    STOCK-BASED COMPENSATION (Continued)

                                       Quarter Ended          Six Months
                                    -------------------   -------------------
                                     May 29,    May 31,    May 29,    May 31,
                                      2004       2003       2004       2003
                                    --------   --------   --------   --------
Net earnings, as reported           $ 14,914   $ 13,047   $ 26,575   $ 22,643
  Less total stock-based
  compensation expense under the
  fair value-based method, net of
  tax                                    739      1,100      1,330      1,501
                                    --------   --------   --------   --------
Pro forma net earnings              $ 14,175   $ 11,947   $ 25,245   $ 21,142
                                    ========   ========   ========   ========

Basic EPS, as reported              $   0.59   $   0.52   $   1.05   $   0.91
Pro forma basic EPS                 $   0.56   $   0.52   $   0.99   $   0.85

Diluted EPS, as reported            $   0.58   $   0.52   $   1.03   $   0.89
Pro forma diluted EPS               $   0.55   $   0.47   $   0.98   $   0.83

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter and six months ended May 29, 2004 and May 31, 2003, respectively. Adjustments for forfeitures are made as they occur.

                                   Quarter Ended    Six Months Ended
                                 ----------------   ----------------
                                 May 29,   May 31,  May 29,   May 31,
                                  2004      2003     2004      2003
                                 ------    ------   ------    ------
Risk-free interest rate            4.50%     3.87%    4.50%     3.87%
Expected dividend yield            1.29%     1.58%    1.29%     1.58%
Expected volatility factor        27.10%    24.60%   27.10%    24.60%
Expected option term (in years)     7.0       7.0      7.0       7.0

4.    EARNINGS PER SHARE

      Diluted earnings per share reflects the impact of outstanding stock options and restricted stock as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:

                                              Quarter Ended               Six Months Ended
                                       ---------------------------   ---------------------------
                                          May 29,        May 31,        May 29,       May 31,
                                           2004           2003          2004            2003
                                       ------------   ------------   ------------   ------------
Net Earnings                           $     14,914   $     13,047   $     26,575   $     22,643
Basic EPS:
   Weighted average number of common
   shares outstanding                    25,435,860     25,015,289     25,402,373     24,973,997

      Basic per share amount           $       0.59   $       0.52   $       1.05   $       0.91
                                       ============   ============   ============   ============

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

4.    EARNINGS PER SHARE (Continued)

                                                Quarter Ended            Six Months Ended
                                           -----------------------   -----------------------
                                             May 29,      May 31,      May 29,      May 31,
                                              2004         2003         2004         2003
                                           ----------   ----------   ----------   ----------
Diluted EPS:
   Weighted average number of common
      shares outstanding                   25,435,860   25,015,289   25,402,373   24,973,997
   Dilutive effect of stock options and
   restricted stock                           437,060      420,163      438,949      352,546
                                           ----------   ----------   ----------   ----------
      Diluted weighted average number of
      common shares outstanding            25,872,920   25,435,452   25,841,322   25,326,543

      Diluted per share amount             $     0.58   $     0.51   $     1.03   $     0.89
                                           ==========   ==========   ==========   ==========

      The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:

                                   Quarter Ended     Six Months Ended
                                 -----------------  ------------------
                                  May 29,  May 31,   May 29,   May 31,
                                   2004     2003      2004      2003
                                 --------  -------  --------  --------
Options                           296,855   77,398   296,855   189,906
Weighted Average Exercise Price  $  45.58  $ 36.38  $  45.58  $  35.68

      For the six months ended May 29, 2004, exercises of stock options added $1,615 to capital in excess of par value.

5.    COMPREHENSIVE EARNINGS

      The Company's total comprehensive earnings and its components are as follows:

                                                  Quarter Ended        Six Months Ended
                                               --------------------   -------------------
                                               May 29,     May 31,    May 29,    May 31,
                                                 2004        2003       2004       2003
                                               --------    --------   --------  ---------
Net earnings                                   $ 14,914    $ 13,047   $ 26,575   $ 22,643
Other comprehensive earnings, net of tax:
    Foreign currency translation adjustments
                                                 (1,065)      1,754      1,040      3,209
                                               --------    --------   --------  ---------

Total comprehensive earnings                   $ 13,849    $ 14,801   $ 27,615   $ 25,852
                                               ========    ========   ========   ========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

6.    RELOCATION COSTS

      On January 8, 2004, the Company announced that the corporate headquarters will move to Nashville, TN in 2004. Costs for this move, which will largely be a one-time expense incurred primarily during the third quarter of fiscal 2004, are still being finalized. Approximately $79 was accrued during the second quarter ended May 29, 2004 for employee termination benefits, resulting in a total accrual of $87 of which $6 was paid as of May 29, 2004. These termination benefits, currently estimated at $233, are dependent upon the employees rendering service through a retention period and will be recognized ratably over the required service period. Approximately $313 of other costs associated with the relocation were paid and expensed during the quarter ended May 29, 2004. Relocation costs in total are not expected to exceed $0.07 per share. The Company expects to pay all significant relocation costs during fiscal year 2004.

7.    GUARANTEES AND WARRANTIES

      The Company has provided letters of credit totaling approximately $23,297 to various government agencies, primarily related to industrial revenue bonds and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

      In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

      The Company has a majority ownership interest in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners' interest for an amount estimated not to exceed $810.

      Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

      Changes in the Company's warranty accrual during the six months ended May 29, 2004 are as follows:

Balance at November 30, 2003                                     $ 1,789
   Accruals for warranties issued during the period                  320
   Accruals related to pre-existing warranties                        70
   Settlements made during the period                               (434)
   Other adjustments, including currency translation                   5
                                                                 -------
Balance at May 29, 2004, included in other current liabilities   $ 1,750
                                                                 =======

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

8.    GOODWILL AND INTANGIBLES

      The following table summarizes the activity for acquired intangibles by reporting unit for the six months ended May 29, 2004.

                                                                      2004
                                         --------------------------------------------------------------
                                                                    Currency
                                         Beginning                 Translation                  End of
                                          of Year   Acquisitions   Adjustments   Amortization   Quarter
                                         ---------  ------------   -----------   ------------   -------
Goodwill:
   Engine/Mobile Filtration              $  12,170  $      2,519   $       142   $          -   $14,831
   Industrial/Environmental Filtration      70,550             -             8              -    70,558
   Packaging                                     -             -             -              -         -
                                         ---------  ------------   -----------   ------------   -------
                                         $  82,720  $      2,519   $       150   $          -   $85,389
                                         =========  ============   ===========   ============   =======
Trademarks:
   Engine/Mobile Filtration              $     603  $          -   $         -   $          -   $   603
   Industrial/Environmental Filtration      28,873             -             -              -    28,873
   Packaging                                     -             -             -              -         -
                                         ---------  ------------   -----------   ------------   -------
                                         $  29,476  $          -   $         -   $          -   $29,476
                                         =========  ============   ===========   ============   =======
Other acquired intangibles, gross:
   Engine/Mobile Filtration              $   1,040  $        115   $        (3)  $          -   $ 1,152
   Industrial/Environmental Filtration      13,104             -             -              -    13,104
   Packaging                                     -             -             -              -         -
                                         ---------  ------------   -----------   ------------   -------
                                            14,144           115            (3)             -    14,256
     Less accumulated amortization           3,989             -             -            380     4,369
                                         ---------  ------------   -----------   ------------   -------
Other acquired intangibles, net          $  10,155  $        115   $        (3)  $        380   $ 9,887
                                         =========  ============   ===========   ============   =======

      Amortization expense is estimated to be $803 in 2004, $813 in 2005, $735 in 2006, $708 in 2007 and $653 in 2008.

9.    RETIREMENT BENEFITS

      On December 23, 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company adopted the interim period disclosure provisions of this Statement in the second quarter of 2004. All other provisions of this Statement will be adopted in the fourth quarter of 2004.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

9.    RETIREMENT BENEFITS (Continued)

      The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

                                             Quarter Ended        Six Months Ended
                                           ------------------    ------------------
                                           May 29,    May 31,    May 29,    May 31,
           Pension Benefits                 2004       2003       2004       2003
           ----------------                -------    -------    -------    -------
Components of net periodic benefit cost:
     Service cost                          $   879    $ 1,082    $ 1,758    $ 2,163
     Interest cost                           1,474      1,455      2,948      2,910
     Expected return on plan assets         (1,738)    (1,500)    (3,476)    (3,000)
     Amortization of unrecognized:
        Prior service cost                      40         35         79         70
        Net actuarial loss                     344        422        688        845
                                           -------    -------    -------    -------
Net periodic benefit cost                  $   999    $ 1,494    $ 1,997    $ 2,988
                                           =======    =======    =======    =======

      Effective January 1, 2004, the Company froze participation in one of its defined benefit plans. Certain current plan participants will continue to participate in the plan. Other plan participants will not accrue future benefits under the plan, but will participate in an enhanced defined contribution plan which offers an increased company match. The Company recognized expense under the defined contribution plan of $711 and $371 for the second quarter 2004 and 2003, respectively and $1,454 and $787 for the six months ended May 29, 2004 and May 31, 2003, respectively.

                                           Quarter Ended   Six Months Ended
                                          ---------------  ----------------
                                          May 29,  May 31,  May 29,  May 31,
   Postretirement Healthcare Benefits      2004     2003     2004     2003
   ----------------------------------     ------   ------   ------   ------

Components of net periodic benefit cost:
     Service cost                         $   31   $   29   $   62   $   57
     Interest cost                            54       59      109      119
     Expected return on plan assets            -        -        -        -
     Amortization of unrecognized:
        Prior service cost                     -        -        -        -
        Net actuarial gain                    (8)      (5)     (16)     (10)
                                          ------   ------   ------   ------
Net periodic benefit cost                 $   77   $   83   $  155   $  166
                                          ======   ======   ======   ======

      The Company's general funding policy for its pension and postretirement plans is to make contributions as required by applicable regulations. The Company does not expect to make a contribution to its U.S. defined benefit pension plan during fiscal year 2004. The expected

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

9.    RETIREMENT BENEFITS (Continued)

      contribution to the non-U.S. pension plan and the unfunded U.S. pension and postretirement healthcare plans will approximate $596 for fiscal year 2004 of which $298 was paid as of May 29, 2004

10.   CONTINGENCIES

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

11.   SEGMENT DATA

      The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the second quarter and six months ended May 29, 2004 and May 31, 2003, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                              Quarter Ended        Six Months Ended
                                           -------------------   -------------------
                                            May 29,    May 31,    May 29,    May 31,
                                             2004       2003       2004       2003
                                           --------   --------   --------   --------
Net sales:
     Engine/Mobile Filtration              $ 82,992   $ 73,066   $153,792   $139,842
     Industrial/Environmental Filtration     98,249     95,852    187,211    186,221
     Packaging                               17,471     16,857     32,981     31,206
                                           --------   --------   --------   --------
                                           $198,712   $185,775   $373,984   $357,269
                                           ========   ========   ========   ========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

11.   SEGMENT DATA (Continued)

                                               Quarter Ended          Six Months Ended
                                           ----------------------   ---------------------
                                            May 29,      May 31,     May 29,     May 31,
                                              2004        2003        2004        2003
                                           ---------    ---------   ---------   ---------
Operating profit:
     Engine/Mobile Filtration              $  16,812    $  14,253   $  31,237   $  26,939
     Industrial/Environmental Filtration       5,864        5,417       9,116       7,790
     Packaging                                 1,117          868       1,253       1,296
                                           ---------    ---------   ---------   ---------
                                              23,793    $  20,538   $  41,606   $  36,025
Other income (expense)                          (217)          39         368        (329)
                                           ---------    ---------   ---------   ---------
Earnings before income taxes and
      minority earnings                    $  23,576    $  20,577   $  41,974   $  35,696
                                           =========    =========   =========   =========
Identifiable assets:
     Engine/Mobile Filtration                                       $ 161,118   $ 150,162
     Industrial/Environmental Filtration                              296,101     301,314
     Packaging                                                         41,697      43,161
     Corporate                                                         63,814      51,235
                                                                    ---------   ---------
                                                                    $ 562,730   $ 545,872
                                                                    =========   =========

12.   NEW ACCOUNTING STANDARDS

      On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). FSP No. 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until authoritative guidance on accounting for subsidies provided by the Act is issued. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Company does not anticipate that the Act will have a material effect on the measurement of the Company's postretirement obligations. FSP No. 106-2 is effective for the Company's fourth quarter 2004.

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SECOND QUARTER OF 2004 COMPARED WITH SECOND QUARTER OF 2003.

CLARCOR reported record sales, operating profit and net earnings for the second quarter of 2004. Sales increased 7.0%, operating profit increased 15.8% and net earnings increased 14.3% over the same quarter in 2003. A small acquisition added approximately $1,400,000 in sales for the quarter with no material impact on operating profit or net earnings.

Net sales of $198,712,000 increased 7.0% from $185,775,000 reported for the second quarter of 2003. Approximately one point of the increase resulted from an acquisition and the impact of favorable currency translation rates.

The Engine/Mobile Filtration segment reported increased sales of 13.6% to $82,992,000 from $73,066,000 in 2003. Sales increased approximately 2.5 points due to sales from an acquisition completed in the 2004 quarter and favorable currency translation. The additional sales growth of approximately 11.1 points was primarily due to growth in heavy-duty engine and railroad filter markets. Increased economic activity in the United States along with increased market share drove this sales growth. Sales prices were increased as a result of higher raw material costs, principally metal products, which resulted in higher sales of approximately $1,000,000 for the 2004 quarter.

The Company's Industrial/Environmental Filtration segment recorded a 2.5% overall increase in sales to $98,249,000 for the 2004 quarter from $95,852,000 for the 2003 second quarter. The increased sales level was primarily due to strong demand for aerospace and aviation fuel systems filtration. Additionally, a small increase in sales for HVAC filters used in building maintenance and air quality equipment reflects recent improved economic activity in the United States. Sales in these markets were sluggish throughout 2003 and in the early part of 2004. Less than one-half point of the segment's sales increase was related to favorable currency translation during the 2004 quarter.

The Packaging segment reported sales of $17,471,000 compared to $16,857,000 in 2003. Sales increases for the quarter were related to flat sheet metal decorating; however, these increases were offset by reduced sales of plastic packaging and metal container sales that were particularly strong in 2003.

Operating profit for the second quarter of 2004 was $23,793,000 compared to $20,538,000 in 2003, a 15.8% increase. The operating profit increase resulted primarily from the Engine/Mobile segment's sales growth, from continued cost reduction programs throughout each of the business segments, and from restructuring and integration programs in the Industrial/Environmental segment. Raw material cost increases were partially offset by price adjustments to customers. Included in selling and administrative expenses for the six-month period were costs of approximately $700,000 related to activities required for compliance with Sarbanes-Oxley Rule Section 404 and approximately $400,000 related to the relocation of the corporate offices to Nashville, TN. Operating margin improved to 12.0% of sales compared to 11.1% in 2003.

The Engine/Mobile Filtration segment recorded operating profit of $16,812,000, an 18.0% increase compared to 2003. This increase resulted primarily from sales growth, cost reduction programs and favorable capacity utilization that offset higher raw material costs. The segment's operating margin was 20.3% compared to 19.5% recorded in the second quarter of 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Industrial/Environmental Filtration segment reported operating profit of $5,864,000 in 2004 compared to $5,417,000 in 2003, an 8.3% increase. Sales increases in the aerospace and aviation fuel systems markets favorably improved profit along with continued benefit from cost reduction initiatives and restructuring and integration programs. The segment's operating margin improved to 6.0% compared to 5.7% in the 2003 quarter.

The Packaging segment's operating profit in the 2004 quarter was $1,117,000 compared to $868,000 in 2003. The increase resulted from increased utilization of metal decorating facilities offset by unfavorable absorption related primarily to reduced plastic product and metal container sales. The segment's operating profit was also affected by higher raw material costs, though operating margin improved to 6.4% in the 2004 quarter compared to 5.1% in 2003.

Net other expense for the 2004 quarter totaled $217,000 compared to net other income of $39,000 in 2003. Interest expense of $109,000 in 2004 was significantly lower than $450,000 recorded in 2003 as a result of lower debt balances during the 2004 period. Foreign currency exchange rates resulted in approximately $244,000 of expense in the 2004 quarter compared to currency gains of $568,000 in 2003.

Earnings before income taxes and minority interests for the second quarter of 2004 totaled $23,576,000, compared to $20,577,000 in the comparable quarter last year. The provision for income taxes in 2004 was $8,567,000 compared to $7,499,000 in 2003. The effective rate was 36.3% in 2004 and 36.4% in 2003

Net earnings in the second quarter of the current year were $14,914,000, or $0.58 per share on a diluted basis. Net earnings in the second quarter of 2003 were $13,047,000, or $0.51 per share on a diluted basis. Diluted average shares outstanding were 25,872,920 at the end of the second quarter of 2004, an increase of 1.7% from the average of 25,435,452 for the 2003 quarter.

SIX MONTHS OF 2004 COMPARED TO SIX MONTHS OF 2003.

Net sales increased to $373,984,000 from $357,269,000 in 2002, a 4.7% increase. The sales increase includes approximately $1,400,000 recorded in the 2004 second quarter from a small acquisition. Sales increases were recorded in each of the Company's segments. Approximately one-half point of the increase in sales is due to favorable currency exchange rates.

The Engine/Mobile Filtration segment reported sales of $153,792,000 in the 2004 period compared to $139,842,000 in the 2003 six-month period, a 10.0% increase. The sales increase was primarily from heavy-duty engine and railroad filtration growth. The heavy-duty sales growth resulted from additional sales through aftermarket and national account distribution and sales to railroads and railroad equipment maintenance companies. International sales increased, both in local currencies and U.S. dollars. Price increases, a small acquisition and favorable currency exchange rates collectively accounted for approximately 2.2 points of the sales increase.

The Industrial/Environmental Filtration segment reported sales of $187,211,000, a 0.5% increase over 2003 six-month sales of $186,221,000. This increase resulted primarily from strong sales of filters used in aviation and aerospace applications offset partially by reduced sales early in the 2004 period of air quality equipment and HVAC filters used in building maintenance. Less than one-half point of the overall sales increase was related to favorable currency translation during the 2004 six-month period.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Packaging segment sales of $32,981,000 were 5.7% higher than sales in the 2003 six-month period. The increase was primarily due to higher flat sheet metal decorating and tooling charges billed to customers that more than offset lower sales of plastic packaging and metal container sales in the six-month period.

Operating profit for the 2004 six-month period totaled $41,606,000 compared to $36,025,000 in 2003, an increase of 15.5%. The improvement in operating profit resulted primarily from the Engine/Mobile segment's sales growth. Additionally, cost reduction programs and productivity improvement plans continue to be implemented throughout each of the business segments. Included in selling and administrative expenses for the six-month period were costs of approximately $700,000 related to activities required for compliance with Sarbanes-Oxley Rule
Section 404 and approximately $400,000 related to the relocation of the corporate offices to Nashville, TN. Operating margin improved to 11.1% of sales compared to 10.1% in 2003.

The Engine/Mobile Filtration segment reported operating profit of $31,237,000 for the six-month period, a 16.0% increase over the 2003 period. The segment's sales growth significantly improved the operating profit for the quarter due to the impact of improved capacity utilization. Cost increases for raw material purchases were partially offset by price increases. Continued cost reduction programs also improved the segment's operating profit. The segment's operating margin was 20.3% compared to 19.3% reported for the 2003 six-month period.

The Industrial/Environmental Filtration segment reported operating profit of $9,116,000 compared to $7,790,000 for the 2003 six-month period. This increase of 17.0% resulted from sales growth for specialty process liquid filters and aviation filtration products. Cost reduction and productivity improvement programs more than offset lower overhead absorption due to lower sales levels for HVAC filtration and air quality equipment. The segment's operating margin improved to 4.9% compared to 4.2% in the 2003 six-month period.

The Packaging segment reported operating profit of $1,253,000 for the 2004 six-month period compared to $1,296,000 in the 2003 period. The slight decrease resulted primarily from reduced plastic product sales and reduced utilization of facilities related to plastic packaging products in the 2004 period. As a result of increased sales of lower margin flat sheet decorating and lower sales of plastic packaging and metal containers, the segment's operating margin for the 2004 period was 3.8% compared to 4.2% in 2003.

Net other income for the 2004 six-month period of $368,000 included a gain of $720,000 from the first quarter 2004 sale of a building, interest expense of $227,000, foreign currency translation expense of $196,000 and interest income of $137,000. Net other expense in 2003 of $329,000 included interest expense of $974,000, foreign currency translation income of $746,000 and interest income of $130,000. Interest expense was lower in 2004 due to significantly lower debt balances during the 2004 six-month period and fluctuations in currency exchange rates caused the change in net currency income and expense.

Earnings before income taxes and minority interests for the 2004 six-month period totaled $41,974,000, compared to $35,696,000 in the prior year period. The provision for income taxes in 2004 was $15,270,000 compared to $13,015,000 in 2003. The effective rate was 36.4% in 2004 and 36.5% in 2003. The Company expects the effective tax rate for fiscal 2004 will be approximately 36.5%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Net earnings in the 2004 six-month period were $26,575,000, or $1.03 per share on a diluted basis. Net earnings in the 2003 six-month period were $22,643,000, or $0.89 per share on a diluted basis. Diluted average shares outstanding were 25,841,322 for the 2004 period and 25,326,543 for the 2003 six-month period. The increase of 2.0% is primarily due to grants of stock-based incentives.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased to $33,611,000 for the six-month 2004 period compared to $30,467,000 in 2003, primarily due to increased net earnings. Cash flows for investing activities totaled $12,653,000 in the 2004 six-month period and included $9,197,000 used for plant asset additions and $4,871,000 that was used for a small acquisition at the beginning of the second quarter. The 2004 period also included $1,415,000 that was received from the sale of plant assets. In the 2003 period, $6,041,000 was used for additions to plant assets. Cash flows used in financing activities totaled $5,770,000 in 2004 and included $280,000 for net repayments on debt agreements and $6,361,000 used for dividend payments. Cash flows used in financing activities of $28,117,000 in 2003 included net repayments on debt agreements of $22,437,000 and dividend payments of $6,120,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's debt agreements. At the end of the second quarter of 2004, there was no outstanding balance on a $165 million multicurrency revolving credit facility. The credit facility includes a $40 million letter of credit line subline, against which $14,111,000 had been issued at the end of the second quarter of 2004 to support industrial revenue bonds. Other long-term debt totaled $17,307,000 at the end of the 2004 quarter and related principal payments in 2004 will be approximately $674,000. The Company is in compliance with all covenants related to debt agreements.

The Company expects to continue to use cash flow for dividends, capital expenditures and acquisitions. Capital expenditures in fiscal year 2004 are expected to be approximately $24 million to $26 million and will be used primarily for normal facility improvements, productivity improvements, improvements to technical centers, and to support new products. Early in the second quarter of 2004, the Company acquired the operating assets of a small engine filter company in England for approximately $4,871,000, subject to finalization of assets acquired. The Company's off-balance sheet arrangements relate to various operating leases. Commitments for noncancelable leases in 2004 total approximately $8,229,000. The Company had no derivative, swap, hedge, variable interest entity or special purpose entity agreements during 2004 or in fiscal 2003.

The following table summarizes the Company's fixed cash obligations for the various future years ending November 30:

(Dollars in thousands)

                    2004     2005 & 2006   2007 & 2008   Thereafter
                   -------   -----------   -----------   ----------
Long-Term Debt     $   674   $       503   $         -   $   16,410
Credit Facility    $     -   $         -   $         -   $        -
Operating Leases   $ 8,229   $    10,705   $     6,834   $    9,933

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

While changes in customer demand for the Company's products will affect operating cash flow, the Company is not aware of any known trends, demands or reasonably likely events that would materially affect cash flow from operations in the future. It is likely that cash flow from operations for fiscal 2004 will be lower than the prior fiscal year due to additional investments in working capital that may be required to support increased operations in fiscal 2004. In addition, a higher level of capital expenditures is expected in fiscal 2004 than in the prior year. The Company does not expect to make a contribution in fiscal 2004 for its defined benefit plan covering U.S. employees. It is possible that business acquisitions or dispositions could be made in the future that may affect operating cash flows and may require changes in the Company's debt and capitalization.

The Company's financial position at the end of the second quarter reflected cash and short-term investments of $23,516,000, an increase from $8,348,000 at year-end 2003. At the end of the second quarter 2004 compared to year-end 2003, accounts receivable increased by $269,000 and inventories increased $8,829,000 from the year-end level. The inventory increase was primarily due to inventory requirements for increased shipments expected for the remainder of 2004. The current ratio at the end of the second quarter was 2.5 compared to 2.3 at the end of fiscal 2003. Goodwill increased $2,669,000 primarily as a result of the 2004 second quarter acquisition. The ratio of total debt to total capitalization was 4.2% at the end of the 2004 second quarter compared to the year-end 2003 level of 4.5%. At the end of the second quarter 2004, CLARCOR had 25,424,542 shares of common stock outstanding.

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

Recent Accounting Pronouncements

On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Modernization Act of 2003," which supersedes FSP No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). This Staff Position permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Act until authoritative guidance on accounting for subsidies provided by the Act is issued. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Company does not anticipate that the Act will have a material effect on the measurement of the Company's postretirement obligations. FSP No. 106-2 is effective for the Company's fourth quarter 2004.

On December 23, 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The interim period disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2003. The Company has adopted the interim provisions of this Statement beginning in the second quarter of 2004. All other provisions of this Statement will be adopted in the fourth quarter of 2004.

Outlook

As reflected in the increased sales growth in second quarter 2004 compared to the first quarter, the Company continues to expect additional sales growth overall for the second half of 2004. Continued sales growth is expected for the Engine/Mobile segment as a result of continued improvement in aftermarket and national account distribution, increased sales to OEM dealers and sales of new products. Sales are expected to increase for the Industrial/Environmental segment as the economy improves and additional facility maintenance occurs. The Total Filtration Program is also expected to benefit from the completion of the conversion of a group of 20 company-owned branches from selling primarily HVAC filtration products to selling the Company's entire range of liquid and air filter products. Sales and operating profit growth are expected for the Packaging segment for 2004.

As a result of the anticipated overall sales growth for the Company combined with continued cost control efforts for the remainder of the year, it is expected that diluted earnings per share for 2004 will be in the $2.30 to $2.40 range. This range does not include estimated costs of approximately $0.07 per share related to moving the Company's headquarters to Nashville, TN. The majority of these costs are expected to be incurred and paid during the third quarter of fiscal 2004.

Continued emphasis on cost reductions and price changes within each business unit are expected to offset costs that have recently been increasing for energy and for purchased materials, primarily metal products. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Additional costs related to compliance with the new requirements of Sarbanes-Oxley Rule Section 404 are expected for the remainder of 2004 and in future fiscal periods. Capital investments will continue to be made in each segment's facilities to improve productivity and to support new products. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if unfavorable economic conditions return.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company's products are sold; the success of the Company's Total Filtration Program; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles, raw material costs, insurance, pension, energy costs, and purchasing patterns of distributors and customers; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the success of sales and marketing programs; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the cost of the relocation of the Company's corporate offices; the cost of compliance with recently enacted regulatory requirements such as Sarbanes-Oxley Rule Section 404; the fluctuation in foreign and U.S. currency exchange rates; extraordinary events such as litigation, acquisitions or divestitures including related charges; market disruptions caused by domestic or international conflicts; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

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

Part I - Item 4.  Controls and Procedures.

         The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of May 29, 2004. Based on their evaluation, they concluded that the Company's disclosure controls and procedures were effective in achieving the objectives for which they were designed. No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter ended May 29, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         The Company currently does not have a stock repurchase program. Accordingly, no shares were repurchased during the quarter ended May 29, 2004. However, upon the exercise of stock options during the quarter, 37,845 mature shares were exchanged in payment of the related exercise price and taxes payable.

Item 4   Submission of Matters to a Vote of Security Holders

         At the annual meeting of shareholders of CLARCOR Inc. held on March 22, 2004, all of management's nominees for directors, as listed in the proxy statement dated February 18, 2004, were elected. The Company had 25,372,273 shares of common stock outstanding as of the close of business on the February 5, 2004 record date, and the holders of 22,673,292 shares of common stock were present at the meeting, in person or by proxy.

         The three nominees elected received votes as follows:

                           For       Withheld
Robert J. Burgstahler   21,851,688    821,604
Paul Donovan            21,846,333    826,959
Norman E. Johnson       22,264,067    409,225

         Also at the annual meeting, the shareholders approved the Company's 2004 Employee Stock Purchase Plan with a vote of 19,598,216 in favor, 233,235 against and 263,578 withheld.

Item 6   Exhibits and Reports on Form 8K

a.       Exhibits:

         31(i)    Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31(ii)   Certification of Bruce A. Klein pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002

         32(i)    Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

c.       Report Filed on Form 8-K During the Second Quarter Ended May 29, 2004.

                  Form 8-K dated March 18, 2004 reporting Item 7 -- Financial Statements and Exhibits and Item 5 -- Other Events. Item 7 (c) included an exhibit 99.1, "CLARCOR Press Release dated March 18, 2004".

c.       Report Filed on Form 8-K Subsequent to the Second Quarter Ended May 29,
                  2004. Form 8-K dated June 7, 2004 reporting Item 5 -- Other Events and Regulation FD Disclosure. Item 5 disclosed that Robert H. Jenkins replaced Paul Donovan as a member of the Audit Committee of the Company.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CLARCOR INC.
                                  (Registrant)

           June 18, 2004                By        /s/ Norman E. Johnson
       ------------------------           --------------------------------------
              (Date)                                Norman E. Johnson
                                           Chairman of the Board, President and
                                                  Chief Executive Officer

           June 18, 2004                By        /s/ Bruce A. Klein
       ------------------------           --------------------------------------
              (Date)                                  Bruce A. Klein
                                               Vice President - Finance and
                                                 Chief Financial Officer