Form 10-Q
period 2004-08-28
CLARCOR INC
filed 2004-09-17
CIK 20740

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


                      For the quarter ended August 28, 2004

                                     -------




                       REGISTRANT: CLARCOR Inc. (Delaware)

                                     -------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURTIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 28, 2004

                                       OR


 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                         Commission File Number 1-11024


                                  CLARCOR Inc.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                             36-0922490
-------------------------------                        -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


840 Crescent Centre Drive, Suite 600, Franklin, TN               37067
--------------------------------------------------          ---------------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code         615-771-3100
                                                           ------------

              2323 Sixth Street, P.O. Box 7007, Rockford, IL 61125
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

                      25,562,886 common shares outstanding
            -------------------------------------------------------

Part I - Item 1

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                    --------

                                                                 August 28,        November 30,
                                   ASSETS                           2004              2003
                                                                 ----------        ------------
                                                                 (unaudited)
Current assets:
     Cash and short-term cash investments                        $  26,281         $   8,348
     Accounts receivable, less allowance for losses
          of $9,899 for 2004 and $9,106 for 2003                   136,267           127,546
     Inventories:
          Raw materials                                             38,094            34,174
          Work in process                                           12,799            11,866
          Finished products                                         58,795            53,633
                                                                 ---------         ---------
            Total inventories                                      109,688            99,673
                                                                 ---------         ---------
     Prepaid expenses and other current assets                       4,639             5,880
     Deferred income taxes                                          15,718            15,955
                                                                 ---------         ---------
               Total current assets                                292,593           257,402
                                                                 ---------         ---------
Plant assets at cost,                                              315,879           304,892
     less accumulated depreciation                                (185,892)         (175,320)
                                                                 ---------         ---------
                                                                   129,987           129,572
                                                                 ---------         ---------
Goodwill                                                            86,442            82,720
Trademarks                                                          29,476            29,476
Other acquired intangibles, less accumulated amortization            9,671            10,155
Pension assets                                                      21,022            20,153
Other noncurrent assets                                              7,906             8,759
                                                                 ---------         ---------
                                                                 $ 577,097         $ 538,237
                                                                 =========         =========

                                LIABILITIES

Current liabilities:
     Current portion of long-term debt                           $     542         $     674
     Accounts payable                                               51,572            49,256
     Income taxes                                                    4,460             8,377
     Accrued employee compensation                                  22,360            23,400
     Other accrued liabilities                                      31,217            29,666
                                                                 ---------         ---------
               Total current liabilities                           110,151           111,373
                                                                 ---------         ---------
Long-term debt, less current portion                                16,783            16,913
Long-term pension liabilities                                        9,966             7,813
Deferred income taxes                                               21,949            21,729
Other long-term liabilities                                          8,911             8,339
Minority interests                                                   1,775             1,678

Contingencies

                            SHAREHOLDERS' EQUITY

Capital stock                                                       25,563            25,309
Capital in excess of par value                                      22,977            19,998
Accumulated other comprehensive earnings                               114              (936)
Retained earnings                                                  358,908           326,021
                                                                 ---------         ---------
                                                                   407,562           370,392
                                                                 ---------         ---------
                                                                 $ 577,097         $ 538,237
                                                                 =========         =========


            See Notes to Consolidated Condensed Financial Statements
                                     Page 2

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                    --------

                                                           Quarter Ended                      Nine Months Ended
                                                   ------------------------------      ------------------------------
                                                     August 28,       August 30,        August 28,        August 30,
                                                        2004             2003              2004              2003
                                                   -------------     ------------      ------------      ------------
Net sales                                          $    206,209      $    190,647      $    580,193      $    547,916
Cost of sales                                           142,975           134,493           404,376           386,814
                                                   ------------      ------------      ------------      ------------

    Gross profit                                         63,234            56,154           175,817           161,102

Selling and administrative expenses                      37,734            33,499           108,711           102,422
                                                   ------------      ------------      ------------      ------------

    Operating profit                                     25,500            22,655            67,106            58,680
                                                   ------------      ------------      ------------      ------------

Other income (expense):
  Interest expense                                         (107)             (357)             (334)           (1,331)
  Interest income                                           170                59               307               189
  Other, net                                               (341)              227               117               742
                                                   ------------      ------------      ------------      ------------
                                                           (278)              (71)               90              (400)
                                                   ------------      ------------      ------------      ------------
    Earnings before income taxes and
    minority interests                                   25,222            22,584            67,196            58,280

Provision for income taxes                                9,257             8,239            24,527            21,254
                                                   ------------      ------------      ------------      ------------
    Earnings before minority interests                   15,965            14,345            42,669            37,026

Minority interests in earnings of subsidiaries              (90)              (41)             (219)              (79)
                                                   ------------      ------------      ------------      ------------

Net earnings                                       $     15,875      $     14,304      $     42,450      $     36,947
                                                   ============      ============      ============      ============
Net earnings per common share:
    Basic                                          $       0.62      $       0.57      $       1.67      $       1.48
                                                   ============      ============      ============      ============
    Diluted                                        $       0.61      $       0.56      $       1.65      $       1.46
                                                   ============      ============      ============      ============
Average number of common shares outstanding:
    Basic                                            25,544,988        25,174,259        25,454,180        25,046,912
                                                   ============      ============      ============      ============
    Diluted                                          25,869,507        25,534,741        25,780,426        25,280,719
                                                   ============      ============      ============      ============
Dividends paid per share                           $     0.1250      $     0.1225      $     0.3750      $     0.3675
                                                   ============      ============      ============      ============


            See Notes to Consolidated Condensed Financial Statements
                                     Page 3

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                    --------

                                                              Nine Months Ended
                                                         --------------------------
                                                         August 28,      August 30,
                                                            2004            2003
                                                         ----------      ----------
Cash flows from operating activities:
    Net earnings                                          $  42,450      $  36,947
    Depreciation                                             13,822         14,554
    Amortization                                                595            681
    Changes in assets and liabilities                       (11,703)         1,306
    Other, net                                                 (489)            82
                                                          ---------      ---------

            Net cash provided by operating activities        44,675         53,570
                                                          ---------      ---------

Cash flows from investing activities:
    Business acquisitions, net of cash acquired              (4,871)            --
    Additions to plant assets                               (15,089)        (8,877)
    Other, net                                                1,969             (3)
                                                          ---------      ---------

            Net cash used in investing activities           (17,991)        (8,880)
                                                          ---------      ---------

Cash flows from financing activities:
    Proceeds from line of credit                              1,500        108,565
    Payments on line of credit                               (1,500)      (148,444)
    Payments on long-term debt                                 (292)        (5,310)
    Cash dividends paid                                      (9,563)        (9,218)
    Other, net                                                1,101          5,246
                                                          ---------      ---------

            Net cash used in financing activities            (8,754)       (49,161)
                                                          ---------      ---------

Net effect of exchange rate changes on cash                       3            217
                                                          ---------      ---------

Net change in cash and short-term cash investments           17,933         (4,254)

Cash and short-term cash investments,
    beginning of period                                       8,348         13,747
                                                          ---------      ---------

Cash and short-term cash investments,
    end of period                                         $  26,281      $   9,493
                                                          =========      =========

Cash paid during the period for:
    Interest                                              $     319      $   1,564
                                                          =========      =========
    Income taxes                                          $  23,498      $  16,346
                                                          =========      =========



            See Notes to Consolidated Condensed Financial Statements
                                     Page 4

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
-------------------------------------------------------------------------------

1.   CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated condensed balance sheet as of August 28, 2004, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended August 28, 2004, and August 30, 2003, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 30, 2003 annual report on Form 10-K (2003 Form 10-K). The November 30, 2003 consolidated balance sheet data was derived from CLARCOR's year-end audited financial statements as presented in the 2003 Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended August 28, 2004 are not necessarily indicative of the operating results for the full year. Certain reclassifications have been made to conform prior years' data to the current presentation. These reclassifications had no effect on reported earnings.

2.   BUSINESS ACQUISITION

     On March 1, 2004, the Company acquired certain assets of Filtrel Group, a Luton, England manufacturer and distributor of heavy-duty air filters for approximately $4,871 in cash. As a result of the acquisition, the assets were combined into existing subsidiaries of the Company in the Engine/Mobile Filtration segment and the results will be included in the Company's consolidated results of operations from the date of acquisition.

     A preliminary allocation of the initial purchase price has been made to major categories of assets and liabilities. The $2,519 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included a noncompete agreement valued by an independent appraiser at $115, which will be amortized on a straight-line basis over two years. The Company also recorded $50 as exit costs for terminated employees. This amount was paid during the quarter ended May 29, 2004. During the third quarter ended August 28, 2004, goodwill was increased by $1,079 related to deferred tax adjustments. The acquisition is not material to the results of the Company. The Company expects to make additional adjustments to reflect purchase agreement adjustments and adjustments for valuation of assets.

     On August 16, 2004, the Company announced the signing of a definitive agreement to acquire United EFP, a privately-owned manufacturer of woven wire and metallic screening and filtration products for the plastic and polymer fiber industries. United EFP operates through two manufacturing facilities in Houston, Texas and Shelby, North Carolina. United EFP will be renamed Purolator EFP and will become a wholly-owned subsidiary reported as part of the Industrial/Environmental Filtration segment. The acquisition was completed on September 15, 2004 during the fourth quarter 2004. EFP's annual sales have been approximately $25 million. The Company expects the acquisition to be accretive to earnings per share in fiscal year 2005.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------

3.   STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method. If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates, the Company's pro forma net earnings and basic and diluted earnings per share (EPS) would have been as follows:


                                        Quarter Ended             Nine Months
                                   ----------------------   -----------------------
                                   August 28,  August 30,   August 28,   August 30,
                                      2004        2003         2004        2003
                                   ----------  ----------   -----------------------
Net earnings, as reported          $ 15,875     $ 14,304     $ 42,450     $ 36,947
  Less total stock-based
  compensation expense under the
  fair value-based method, net of
  tax                                 2,339          505        3,669        2,006
                                   --------     --------     --------     --------
Pro forma net earnings             $ 13,536     $ 13,799     $ 38,781     $ 34,941
                                   ========     ========     ========     ========

Basic EPS, as reported             $    .62     $   0.57     $   1.67     $   1.48

Pro forma basic EPS                $    .53     $   0.55     $   1.52     $   1.40


Diluted EPS, as reported           $    .61     $   0.56     $   1.65     $   1.46

Pro forma diluted EPS              $    .52     $   0.54     $   1.50     $   1.38

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the quarter and nine months ended August 28, 2004 and August 30, 2003, respectively. Adjustments for forfeitures are made as they occur.


                                      Quarter Ended           Nine Months Ended
                                  ----------------------   -----------------------
                                  August 28,  August 30,   August 28,   August 30,
                                     2004        2003         2004         2003
                                  ----------  ----------   ----------   ----------
Risk-free interest rate             4.50%      3.87%          4.5%          3.87%
Expected dividend yield             1.29%      1.58%         1.29%          1.58%
Expected volatility factor         27.20%     27.70%        27.20%         27.70%
Expected option term (in years)      7.0        7.0           7.0            7.0


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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------

4.   EARNINGS PER SHARE (Continued)


                                                         Quarter Ended                       Nine Months Ended
                                                ------------------------------        ------------------------------
                                                 August 28,         August 30,        August 28,           August 30,
                                                   2004                2003              2004                2003
                                                -----------        -----------        ----------         -----------
Net Earnings                                    $    15,875        $    14,304        $    42,450        $    36,947

Basic EPS:
   Weighted average number of common
   shares outstanding                            25,544,988         25,174,259         25,454,180         25,046,912

      Basic per share amount                    $       .62        $      0.57        $      1.67        $      1.48
                                                ===========        ===========        ===========        ===========

Diluted EPS:
   Weighted average number of common
      shares outstanding                         25,544,988         25,174,259         25,454,180         25,046,912
   Dilutive effect of stock options and
   restricted stock                                 324,519            360,482            326,246            233,807
                                                -----------        -----------        -----------        -----------
      Diluted weighted average number of
      common shares outstanding                  25,869,507         25,534,741         25,780,426         25,280,719

      Diluted per share amount                  $       .61        $      0.56        $      1.65        $      1.46
                                                ===========        ===========        ===========        ===========

     The following options were not included in the computation of diluted earnings per share as the options' exercise prices were greater than the average market price of the common shares during the respective quarter and year-to-date periods:


                                                Quarter Ended               Nine Months Ended
                                          -------------------------------------------------------
                                          August 28,    August 30,       August 28,    August 30,
                                            2004           2003             2004          2003
                                          ----------    ----------       ----------    ----------
     Options                                492,069          --             492,069      55,171
     Weighted Average Exercise Price        $ 45.33          --             $ 45.33     $ 36.79

     For the nine months ended August 28, 2004, exercises of stock options added $1,692 to capital in excess of par value.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------
5.   COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:


                                                           Quarter Ended                 Nine Months Ended
                                                    ---------------------------     ----------------------------
                                                    August 28,       August 30,      August 28,       August 30,
                                                      2004               2003          2004             2003
                                                    ----------       ----------      ---------        ----------
Net earnings                                        $ 15,875         $ 14,304         $ 42,450        $ 36,947
Other comprehensive earnings, net of tax:
    Foreign currency translation adjustments
                                                          10           (1,253)           1,050           1,956
                                                    --------         --------         --------        --------

Total comprehensive earnings                        $ 15,885         $ 13,051         $ 43,500        $ 38,903
                                                    ========         ========         ========        ========


6.   RELOCATION COSTS

     On January 8, 2004, the Company announced that the corporate headquarters would move to Nashville, TN in 2004. Costs for this move, which will largely be a one-time expense incurred primarily during the third quarter of fiscal 2004, are still being finalized. The total costs associated with the relocation for the third quarter and nine months ended August 28, 2004 were approximately $1,514 and $1,939, respectively, and are included in selling and administrative expenses. Relocation costs in total are not expected to exceed $0.05 per share. The Company expects to pay all significant relocation costs during fiscal year 2004.

7.   GUARANTEES AND WARRANTIES

     The Company has provided letters of credit totaling approximately $22,783 to various government agencies, primarily related to industrial revenue bonds and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

     In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

     The Company has a majority ownership interest in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners' interest for an amount estimated to be $1,300.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------

7.   GUARANTEES AND WARRANTIES (Continued)

     Changes in the Company's warranty accrual during the nine months ended August 28, 2004 are as follows:


Balance at November 30, 2003                                             $ 1,789
   Accruals for warranties issued during the period                          362
   Accruals related to pre-existing warranties                                82

   Settlements made during the period                                       (546)
  Other adjustments, including currency translation                           55
                                                                         -------
Balance at August 28, 2004, included in other current liabilities        $ 1,742
                                                                         =======


8.   GOODWILL AND INTANGIBLES

     The following table summarizes the activity for acquired intangibles by reporting unit for the nine months ended August 28, 2004.


                                                                             2004
                                              ---------------------------------------------------------------------
                                                                           Currency
                                              Beginning                   Translation                      End of
                                               of Year     Acquisitions   Adjustments      Amortization    Quarter
                                              ---------------------------------------------------------------------
Goodwill:
   Engine/Mobile Filtration                   $12,170        $ 3,598         $   120         $    --        $15,888
   Industrial/Environmental Filtration         70,550             --               4              --         70,554
   Packaging                                       --             --              --              --             --
                                              ---------------------------------------------------------------------
                                              $82,720        $ 3,598         $   124         $    --        $86,442
                                              =====================================================================

Trademarks:
Engine/Mobile Filtration                      $   603        $    --         $    --         $    --        $   603
Industrial/Environmental Filtration            28,873             --              --              --         28,873
Packaging                                          --             --              --              --             --
                                              ---------------------------------------------------------------------
                                              $29,476        $    --         $    --         $    --        $29,476
                                              =====================================================================

Other acquired intangibles, gross:
Engine/Mobile Filtration                      $ 1,040        $   115         $    (4)        $    --        $ 1,151
Industrial/Environmental Filtration            13,104             --              --              --         13,104
Packaging                                          --             --              --              --             --
                                              ---------------------------------------------------------------------
                                               14,144            115              (4)             --         14,255
Less accumulated amortization                   3,989             --              --             595          4,584
                                              ---------------------------------------------------------------------
Other acquired intangibles, net               $10,155        $   115         $    (4)        $   595        $ 9,671
                                              =====================================================================

     Amortization expense is estimated to be $771 in 2004, $780 in 2005, $709 in 2006, $692 in 2007, and $692 in 2008.

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

     The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

                                                      Quarter Ended               Nine Months Ended
                                                -------------------------     -------------------------
                                                August 28,     August 30,     August 28,     August 30,
                                                  2004            2003          2004            2003
                                                ----------     ----------     ----------     ----------
Pension Benefits
----------------

Components of net periodic benefit cost:
     Service cost                               $   879         $ 1,082         $ 2,637         $ 3,245
     Interest cost                                1,475           1,455           4,423           4,365
     Expected return on plan assets              (1,739)         (1,501)         (5,215)         (4,501)
     Amortization of unrecognized:
        Prior service cost                           40              35             119             105
        Net actuarial loss                          344             422           1,032           1,267
                                                -------         -------         -------         -------
  Net periodic benefit cost                     $   999         $ 1,493         $ 2,996         $ 4,481
                                                =======         =======         =======         =======

     Effective January 1, 2004, the Company froze participation in one of its defined benefit plans. Certain current plan participants will continue to participate in the plan. Other plan participants will not accrue future benefits under the plan, but will participate in a new defined contribution plan which offers an increased company match. The Company recognized expense under the defined contribution plan of $723 and $373 for the third quarter 2004 and 2003, respectively, and $2,177 and $1,160 for the nine months ended August 28, 2004 and August 30, 2003, respectively.


                                                   Quarter Ended             Nine Months Ended
                                              ------------------------    -----------------------
                                              August 28,    August 30,    August 28,   August 30,
                                                 2004         2003           2004         2003
                                              ----------    ----------    -----------  ----------
Postretirement Healthcare Benefits
-----------------------------------

Components of net periodic benefit cost:
     Service cost                               $  31         $  29         $  93         $  86
     Interest cost                                 54            59           163           178
     Expected return on plan assets                --            --            --            --

     Amortization of unrecognized:
        Prior service cost                         --            --            --            --
        Net actuarial gain                         (8)           (5)          (24)          (15)
                                                -----         -----         -----         -----
Net periodic benefit cost                       $  77         $  83         $ 232         $ 249
                                                =====         =====         =====         =====

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------

 9.  RETIREMENT BENEFITS (Continued)

     The Company's general funding policy for its pension and postretirement plans is to make contributions as required by applicable regulations. The Company may make a $3,000 to $5,000 voluntary contribution to its U.S. defined benefit pension plan during the fourth quarter of fiscal year 2004. The expected required contribution to the non-U.S. pension plan and the unfunded U.S. pension and postretirement healthcare plans will approximate $714 for fiscal year 2004 of which $528 was contributed as of August 28, 2004.

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

11.  SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the third quarter and nine months ended August 28, 2004 and August 30, 2003, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)  Continued
-------------------------------------------------------------------------------

11. SEGMENT DATA (Continued)

                                                     Quarter Ended                 Nine Months Ended
                                                -------------------------       -----------------------
                                                August 28,     August 30,       August 28,   August 30,
                                                   2004           2003             2004         2003
                                                ----------     ----------       ----------   ----------
Net sales:
     Engine/Mobile Filtration                   $  83,771      $  73,815         $ 237,563    $ 213,657
     Industrial/Environmental Filtration          102,646         98,683           289,857      284,904
     Packaging                                     19,792         18,149            52,773       49,355
                                                ---------      ---------         ---------    ---------
                                                $ 206,209      $ 190,647         $ 580,193    $ 547,916
                                                =========      =========         =========    =========

Operating profit:
     Engine/Mobile Filtration                   $  16,892      $  15,137         $  48,306    $  42,076
     Industrial/Environmental Filtration            8,457          6,218            17,785       14,008
     Packaging                                      1,665          1,300             2,954        2,596
     Relocation costs                              (1,514)            --            (1,939)          --
                                                ---------      ---------         ---------    ---------
                                                $  25,500      $  22,655         $  67,106    $  58,680
Other income (expense)                               (278)           (71)               90         (400)
                                                ---------      ---------         ---------    ---------
Earnings before income taxes and
      minority earnings                         $  25,222      $  22,584         $  67,196    $  58,280
                                                =========      =========         =========    =========

Identifiable assets:
          Engine/Mobile Filtration                                               $ 167,964    $ 148,613
          Industrial/Environmental Filtration                                      301,119      294,573
          Packaging                                                                 41,924       43,407
          Corporate                                                                 66,090       50,595
                                                                                 ---------    ---------
                                                                                 $ 577,097    $ 537,188
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

 Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THIRD QUARTER OF 2004 COMPARED WITH THIRD QUARTER
OF 2003.

CLARCOR reported record sales, operating profit and net earnings for the third quarter of 2004. Sales increased 8.2%, operating profit increased 12.6% and net earnings increased 11.0% over the same quarter in 2003. A small acquisition that was completed in second quarter 2004 added approximately $1,700,000 in sales for the third quarter 2004 with no material impact on operating profit or net earnings.

Net sales of $206,209,000 increased 8.2% from $190,647,000 reported for the third quarter of 2003. Approximately one percentage point of the increase resulted from the acquisition and the impact of favorable currency translation rates.

The Engine/Mobile Filtration segment reported increased sales of 13.5% to $83,771,000 from $73,815,000 in 2003. Sales increased approximately 2.5 points due to sales from an acquisition completed in the first quarter of 2004 and favorable currency translation. The additional sales growth of approximately
11.0 percentage points was primarily due to increased sales of heavy-duty engine and railroad filters. Increased sales to aftermarket distribution, both domestic and international, and to OEM customers and dealers primarily drove this sales growth. Sales prices were increased as a result of higher raw material costs, principally metal products, and contributed approximately $3,000,000 of the sales growth for the 2004 quarter.

The Company's Industrial/Environmental Filtration segment recorded a 4.0% overall increase in sales to $102,646,000 for the 2004 quarter from $98,683,000 for the 2003 third quarter. The increased sales level was primarily due to strong demand for filters used in aerospace and oil and gas drilling applications. Additionally, a small increase in sales for air quality equipment reflects recent improved economic activity in the United States. Sales of HVAC filters were slightly lower than the prior year quarter due primarily to poor weather conditions and reduced filter usage. Approximately one percentage point of the segment's sales increase was related to favorable currency fluctuations and increases in the selling prices of its products during the 2004 quarter.

The Packaging segment reported sales of $19,792,000 compared to $18,149,000 in 2003. Sales increases for the quarter were related to flat sheet metal decorating; however, these increases were offset partially by reduced sales of plastic packaging and metal containers. Sales prices were increased as a result of higher raw material costs for metal and contributed approximately $450,000 of the sales growth for the 2004 quarter.

Operating profit for the third quarter of 2004 was $25,500,000 compared to $22,655,000 in 2003, a 12.6% increase. The operating profit increase resulted primarily from the Engine/Mobile segment's sales growth, from continued cost reduction programs throughout each of the business segments, and from restructuring and integration programs in the Industrial/Environmental segment. Raw material cost increases were substantially offset by price adjustments to customers. Included in selling and administrative expenses for the 2004 quarter were costs of approximately $550,000 related to activities required for compliance with Sarbanes-Oxley Rule Section 404 (404 Compliance) and approximately $1,514,000 related to the relocation of the corporate offices to the Nashville, Tennessee area. Operating margin improved to 12.4% of sales compared to 11.9% in 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Engine/Mobile Filtration segment recorded operating profit of $16,892,000, an 11.6% increase compared to 2003. This increase resulted primarily from sales growth, cost reduction programs and favorable domestic plant capacity utilization that offset higher raw material costs, 404 Compliance costs and employee insurance costs. One of the segment's operations in the U.K. performed significantly below expectations in the quarter due in part to the integration of a small acquisition and due to lower than expected sales levels. The segment's operating margin was 20.2% compared to 20.5% recorded in the third quarter of 2003.

The Industrial/Environmental Filtration segment reported operating profit of $8,457,000 in 2004 compared to $6,218,000 in 2003, a 36.0% increase. Sales increases in aerospace and oil and gas drilling markets contributed to the improved profit in conjunction with cost reduction initiatives and restructuring and integration programs. The segment's operating margin improved to 8.2% compared to 6.3% in the 2003 quarter.

The Packaging segment's operating profit in the 2004 quarter was $1,665,000 compared to $1,300,000 in 2003. The increase resulted from improved utilization and efficiencies of metal decorating facilities partially offset by unfavorable absorption related to reduced plastic product and metal container sales. Material cost increases were substantially offset by sales price increases. Operating margin improved to 8.4% in the 2004 quarter compared to 7.2% in 2003.

Net other expense for the 2004 quarter totaled $278,000 compared to net other expense of $71,000 in 2003. Interest expense of $107,000 in 2004 was significantly lower than $357,000 recorded in 2003 as a result of lower debt balances during the 2004 period. Interest income of $170,000 in 2004 was higher than $59,000 recorded in 2003 as a result of higher cash balances during the 2004 period. A small distribution business in Mexico was sold during the quarter and resulted in a loss on disposal of approximately $328,000 which includes a foreign currency translation loss.

Earnings before income taxes and minority interests for the third quarter of 2004 totaled $25,222,000, compared to $22,584,000 in the comparable quarter last year. The provision for income taxes in 2004 was $9,257,000 compared to $8,239,000 in 2003. The effective rate was 36.7% in 2004 and 36.5% in 2003.

Net earnings in the third quarter of the current year were $15,875,000, or $0.61 per share on a diluted basis. Net earnings in the third quarter of 2003 were $14,304,000, or $0.56 per share on a diluted basis. Diluted average shares outstanding were 25,869,507 at the end of the third quarter of 2004, an increase of 1.3% from the average of 25,534,741 for the 2003 quarter.

NINE MONTHS OF 2004 COMPARED TO NINE MONTHS OF 2003.

Net sales increased to $580,193,000 from $547,916,000 in 2003, a 5.9% increase. The sales increase includes approximately $3,100,000 recorded in the 2004 second and third quarters from a small acquisition. Sales increases were recorded in each of the Company's segments. Approximately one-half percentage point of the increase in sales is due to favorable currency exchange rates.

The Engine/Mobile Filtration segment reported sales of $237,563,000 in the 2004 period compared to $213,657,000 in the 2003 nine-month period, an 11.2% increase. The sales increase was primarily from heavy-duty engine and railroad filtration growth. The heavy-duty sales growth

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
resulted from additional sales through aftermarket and national account distribution, sales to OEM customers and dealers, and sales to railroads and railroad equipment maintenance companies. International sales increased, both in local currencies and U.S. dollars. Price increases, a small acquisition and favorable currency exchange rates collectively accounted for approximately four percentage points of the sales increase.

The Industrial/Environmental Filtration segment reported sales of $289,857,000, a 1.7% increase over 2003 nine-month sales of $284,904,000. This increase resulted primarily from strong sales of filters used in oil and gas drilling, aviation and aerospace applications offset partially by reduced sales of HVAC filters used in building maintenance. Approximately one-half percentage point of the overall sales increase was related to favorable currency translation and increases in the selling prices of its products during the 2004 nine-month period.

Packaging segment sales of $52,773,000 were 6.9% higher than sales in the 2003 nine-month period. The increase was primarily due to higher flat sheet metal decorating and tooling charges billed to customers that more than offset lower sales of plastic packaging and metal container sales in the nine-month period. Price changes, due primarily to increased metal costs, contributed approximately one percentage point of the sales growth.

Operating profit for the 2004 nine-month period totaled $67,106,000 compared to $58,680,000 in 2003, an increase of 14.4%. The improvement in operating profit resulted primarily from increased sales. Additionally, cost reduction programs and productivity improvement plans continue to be implemented throughout each of the business segments. Included in selling and administrative expenses for the nine-month period were costs of approximately $1,250,000 related to 404 Compliance activities and approximately $1,939,000 related to the relocation of the corporate offices to the Nashville, Tennessee area. Foreign currency fluctuations in 2004 did not significantly impact operating profit. Operating margin improved to 11.6% of sales compared to 10.7% in 2003.

The Engine/Mobile Filtration segment reported operating profit of $48,306,000 for the nine-month period, a 14.8% increase over the 2003 period. The segment's sales growth significantly improved the operating profit for the quarter due to the impact of improved capacity utilization. Cost increases for raw material purchases were substantially offset by sales price increases. Continued cost reduction programs also improved the segment's operating profit. The segment's operating margin was 20.3% compared to 19.7% reported for the 2003 nine-month period.

The Industrial/Environmental Filtration segment reported operating profit of $17,785,000 compared to $14,008,000 for the 2003 nine-month period. This increase of 27.0% resulted from sales growth for specialty process liquid filters and aviation filtration products. Cost reduction and productivity improvement programs more than offset lower overhead absorption due to lower sales levels for HVAC filtration. The segment's operating margin improved to 6.1% compared to 4.9% in the 2003 nine-month period.

The Packaging segment reported operating profit of $2,954,000 for the 2004 nine-month period compared to $2,596,000 in the 2003 period. The 13.8% improvement resulted primarily from increased utilization of capacity related to flat sheet decorating in the 2004 third quarter and improved operating efficiencies. The segment's operating margin for the 2004 period was 5.6% compared to 5.3% in 2003.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Net other income for the 2004 nine-month period of $90,000 included a gain of $720,000 from the first quarter 2004 sale of a building, a $328,000 loss on the disposal of a distribution business in Mexico in the third quarter of 2004, interest expense of $334,000, foreign currency translation income of $2,000 and interest income of $307,000. Net other expense in 2003 of $400,000 included interest expense of $1,331,000, foreign currency translation income of $1,003,000 and interest income of $189,000. Interest expense was lower in 2004 due to significantly lower debt balances during the 2004 nine-month period and fluctuations in currency exchange rates in 2003 caused the change in net currency income.

Earnings before income taxes and minority interests for the 2004 nine-month period totaled $67,196,000, compared to $58,280,000 in the prior year period. The provision for income taxes in 2004 was $24,527,000 compared to $21,254,000 in 2003. The effective tax rate was 36.5% in 2004 and 2003. The Company expects the effective tax rate for fiscal 2004 will be approximately 36.5%.

Net earnings in the 2004 nine-month period were $42,450,000, or $1.65 per share on a diluted basis. Net earnings in the 2003 nine-month period were $36,947,000, or $1.46 per share on a diluted basis. Diluted average shares outstanding were 25,780,426 for the 2004 period and 25,280,719 for the 2003 nine-month period. The increase of 2.0% is primarily due to grants of stock-based incentives.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $44,675,000 for the nine-month 2004 period compared to $53,570,000 in 2003. The decrease resulted from an expected additional investment in working capital for accounts receivable and inventories in the third quarter of 2004. Cash flows for investing activities totaled $17,991,000 in the 2004 nine-month period and included $15,089,000 used for plant asset additions and $4,871,000 that was used for a small acquisition at the beginning of the second quarter. The 2004 period also included $1,969,000 that was received from the sale of plant assets. In the 2003 period, $8,877,000 was used for additions to plant assets. Cash flows used in financing activities totaled $8,754,000 in 2004 and included $292,000 for net repayments on debt agreements and $9,563,000 used for dividend payments. Cash flows used in financing activities of $49,161,000 in 2003 included net repayments on debt agreements of $45,189,000 and dividend payments of $9,218,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's debt agreements. At the end of the third quarter of 2004, there was no outstanding balance on a $165 million multicurrency revolving credit facility. However, subsequent to the end of the 2004 third quarter, the Company acquired the operating assets and assumed certain liabilities of United EFP, a manufacturer of filtration products for the plastic and polymer fiber industries, which will be financed through available cash balances and debt of approximately $10 million. The credit facility includes a $40 million letter of credit line subline, against which $14,110,000 had been issued at the end of the third quarter of 2004 primarily to support industrial revenue bonds. Other long-term debt, primarily industrial revenue bonds, totaled $17,325,000 at the end of the 2004 quarter and related principal payments in 2004 will be approximately $674,000. The Company is in compliance with all covenants related to its debt agreements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company expects to continue to use cash flow for dividends, capital expenditures and acquisitions. Capital expenditures in fiscal year 2004 are expected to be approximately $23,000,000 to $26,000,000 and will be used primarily for normal facility improvements, productivity improvements, expansion and improvements to technical centers, and to support new products. The Company's off-balance sheet arrangements relate to various operating leases. Commitments for noncancelable leases in 2004 total approximately $8,229,000. The Company had no derivative, swap, hedge, variable interest entity or special purpose entity agreements during 2004 or in fiscal 2003.

The following table summarizes the Company's fixed cash obligations as of third quarter 2004 for future years ending November 30:

(Dollars in thousands)

                      2004       2005 & 2006      2007 & 2008     Thereafter
                     -------     -----------      -----------     ----------
Long-Term Debt       $   674       $   503        $    --          $16,410
Credit Facility      $    --       $    --        $    --          $    --
Operating Leases     $ 8,229       $10,705        $ 6,834          $ 9,933


While changes in customer demand for the Company's products will affect operating cash flow, the Company is not aware of any known trends, demands or reasonably likely events that would materially affect cash flow from operations in the future. It is likely that cash flow from operations for fiscal 2004 will be lower than the prior fiscal year due to additional investments in working capital that may be required to support increased operations in fiscal 2004. In addition, a higher level of capital expenditures is expected in fiscal 2004 than in the prior year. The Company may make a voluntary contribution in the fourth quarter of 2004 to its defined benefit pension plan of approximately $3,000,000 to $5,000,000. It is possible that business acquisitions or dispositions could be made in the future that may affect operating cash flows and may require changes in the Company's debt and capitalization.

The Company's financial position at the end of the 2004 third quarter reflected cash and short-term investments of $26,281,000, an increase from $8,348,000 at year-end 2003. Most of the 2004 quarter-end cash balance was used for an acquisition early in the fourth quarter of 2004. At the end of the third quarter 2004 compared to year-end 2003, accounts receivable increased by $8,721,000 and inventories increased $10,015,000 from the year-end level. The accounts receivable increase was primarily due to higher sales levels in the 2004 quarter and the inventory increase was primarily due to inventory requirements for increased shipments expected for the remainder of 2004. The current ratio at the end of the third quarter was 2.7 compared to 2.3 at the end of fiscal 2003. Goodwill increased $3,722,000 primarily as a result of the 2004 second quarter acquisition. The ratio of total debt to total capitalization was 4.1% at the end of the 2004 third quarter compared to the year-end 2003 level of 4.5%. As a result of the fourth quarter 2004 acquisition, total debt to total capitalization will increase to approximately 6.3%. At the end of the third quarter 2004, CLARCOR had 25,562,886 shares of common stock outstanding.

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

On December 23, 2003, the FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The interim period disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2003. The Company adopted the interim provisions of this Statement beginning in the second quarter of 2004. All other provisions of this Statement will be adopted in the fourth quarter of 2004.

Outlook

The Company expects sales growth to continue in the fourth quarter of 2004 and again in fiscal 2005. Continued sales growth is expected for the Engine/Mobile segment as a result of continued improvement in aftermarket and national account distribution, increased sales to OEM customers and dealers, and sales of new products. Sales are expected to increase for the Industrial/Environmental segment for specialty process liquid filtration products and for HVAC

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
products as the economy improves and additional facility maintenance occurs. The Total Filtration Program is also expected to benefit from the completion of the conversion of a group of 20 company-owned branches from selling primarily HVAC filtration products to selling the Company's entire range of liquid and air filter products. Sales and operating profit growth are also expected to continue for the Packaging segment.

As a result of the anticipated overall sales growth for the Company combined with continued cost control efforts for the remainder of the year, it is expected that diluted earnings per share for 2004 will be in the $2.31 to $2.36 range. This range includes estimated costs related to moving the Company's headquarters to the Nashville area that are not expected to exceed $0.05 per share. The majority of these costs were incurred and paid during the third quarter of fiscal 2004.

Continued emphasis on cost reductions and price changes within each business unit are expected to offset costs that have increased for energy and for purchased materials, primarily metal products. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Additional costs of approximately $500,000 related to 404 Compliance are expected for the remainder of 2004. Capital investments will continue to be made in each segment's facilities to improve productivity and to support new products. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if unfavorable economic conditions persist.

CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings. The fourth quarter 2004 acquisition of United EFP is not expected to materially impact the results of operations for fourth quarter 2004. For fiscal 2005, United EFP will add approximately $25 million in sales to the Industrial/Environmental Filtration segment and it is expected to favorably impact operating profit and net earnings.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company's products are sold; the success of the Company's Total Filtration Program; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles, and purchasing patterns of distributors and customers; changes in costs of raw materials, insurance, pensions and energy; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the success of sales and marketing programs; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the cost of the relocation of the Company's corporate offices; the cost of compliance with recently enacted regulatory requirements such as Sarbanes-Oxley Rule Section 404; the fluctuation in interest rates, primarily LIBOR, which affect the cost of borrowing under its revolving credit facility; the fluctuation in foreign and U.S. currency exchange rates; extraordinary events such as litigation, acquisitions or divestitures including related charges; market disruptions

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
caused by domestic or international conflicts; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's Securities and Exchange Commission reports.

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

Part I - Item 4.  Controls and Procedures.

         The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of August 28, 2004. Based on their evaluation, they concluded that the Company's disclosure controls and procedures were effective in achieving the objectives for which they were designed. No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter ended August 28, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Company currently does not have a stock repurchase program. Accordingly, no shares were repurchased during the quarter ended August 28, 2004. However, upon the exercise of stock options during the quarter, 198,716 shares were exchanged by option holders in payment of the related exercise price and income taxes.


Item 6  Exhibits and Reports on Form 8K

a.      Exhibits:

         31(i) Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31(ii) Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32(i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

c.      Reports Filed on Form 8-K During the Third Quarter Ended August 28,
        2004.

                 Form 8-K dated June 7, 2004 reporting Item 5--Other Events and Regulation FD Disclosure. Item 5 disclosed that Mr. Robert H. Jenkins replaced Paul Donovan as a member of the Audit Committee of the Company.

                 Form 8-K dated June 16, 2004 reporting Item 7--Financial Statements and Exhibits and Item 5--Other Events. Item 7 (c) included an exhibit 99.1, "CLARCOR Press Release dated June 16, 2004".

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 CLARCOR INC.
                                                 (Registrant)



   September 17, 2004                            By    /s/ Norman E. Johnson
------------------------                           -----------------------------
         (Date)                                          Norman E. Johnson
                                                       Chairman of the Board,
                                                        President and Chief
                                                         Executive Officer



   September 17, 2004                            By     /s/ Bruce A. Klein
------------------------                           -----------------------------
         (Date)                                           Bruce A. Klein
                                                   Vice President - Finance and
                                                      Chief Financial Officer