Form 10-K
period 2004-11-27
CLARCOR INC
filed 2005-02-10
CIK 20740

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

                           (MARK ONE)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 27, 2004
                                 OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _____________ TO _____________

COMMISSION FILE NUMBER 1-11024

                                  CLARCOR Inc.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                                 36-0922490
---------------------------------------------                              ------------------
(State or other jurisdiction of                                              (I.R.S. Employer
incorporation or organization)                                            Identification No.)

840 Crescent Centre Drive, Suite 600,                                                   37067
Franklin, TN                                                                     ------------
----------------------------------------------
(Address of principal executive offices)                                           (Zip Code)

Registrant's telephone number, including area                                    615-771-3100
code:                                                                         ---------------


Securities registered pursuant to Section 12(b) of the Act:

                                          NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS              ON WHICH REGISTERED
          -------------------             ---------------------
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

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant's most recently completed second fiscal quarter is $1,061,439,092.

The number of outstanding shares of Common Stock as of February 1, 2005 is 25,733,057 shares.

Certain portions of the registrant's Proxy Statement dated February 17, 2005 for the Annual Meeting of Shareholders to be held on March 21, 2005 are incorporated by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended November 27, 2004.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     (a) General Development of Business

     CLARCOR Inc. ("CLARCOR") was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the "Company" refers to CLARCOR and its subsidiaries unless the context otherwise requires.

     The Company's fiscal year ends on the Saturday closest to November 30. For fiscal year 2004 the year ended on November 27, 2004 and included 52 weeks. For fiscal year 2003 the year ended November 29, 2003 and included 52 weeks. For fiscal year 2002 the year ended on November 30, 2002 and included 52 weeks. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

     (i) Certain Significant Developments.

     On January 8, 2004, the Company announced that it planned to relocate its corporate headquarters from Rockford, Illinois, to the Nashville, Tennessee area. This move was completed during the Company's fourth fiscal quarter. The costs of the move were approximately $2,209,000 pretax ($0.05 per diluted share) and will be a one-time charge incurred primarily in fiscal 2004.

     On March 1, 2004, the Company acquired certain assets of Filtrel Group, a Luton, England manufacturer and distributor of heavy-duty engine air filters for approximately $4,900,000 in cash. As a result of the acquisition, the assets were combined into existing subsidiaries of the Company in the Engine/Mobile Filtration segment.

     On September 15, 2004, the Company acquired certain assets of United EFP, L.P., a privately owned manufacturer of woven wire and metallic screening and filtration products for the plastic and polymer fiber industries, operating through manufacturing facilities in Houston, Texas and Shelby, North Carolina for approximately $37,000,000 including acquisition expenses. The purchase price was paid in cash with available funds and proceeds from a revolving credit facility. United EFP was renamed Purolator EFP ("Purolator EFP") and became a wholly-owned subsidiary reported as part of the Company's Industrial/Environmental Filtration segment. Purolator EFP's sales in the most recent twelve-month period prior to the acquisition were approximately $25,000,000.

     During fiscal 2004 these acquired businesses contributed approximately $10,000,000 to the Company's revenues for the year.

     (ii) Summary of Business Operations.

     During 2004, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.

     Engine/Mobile Filtration. Engine/Mobile Filtration includes filters for oil, air, fuel, coolants and hydraulic fluids for trucks, automobiles, construction, mining and industrial equipment, locomotives, marine and agricultural equipment.

     Industrial/Environmental Filtration. Industrial/Environmental Filtration products are used primarily for commercial, residential and industrial applications. The segment's industrial and environmental products include air and antimicrobial treated filters and high efficiency electronic air cleaners for commercial buildings, factories, residential buildings, paint spray booths, gas turbine systems, medical facilities, motor vehicle cabins, clean rooms, compressors and dust collector systems. The segment's process filtration products include specialty filters, industrial process liquid filters, filters for pharmaceutical processes and beverages, filtration systems for aircraft refueling, anti-pollution, sewage treatment and water recycling, bilge separators, sand control filters for oil and gas drilling and woven wire and metallic products for filtration of plastics and polymer fibers.

     Packaging. Packaging products include a wide variety of custom-styled containers and packaging items used primarily by the food, confectionery, spice, film, consumer healthcare, promotions and battery industries. The segment's products include lithographed metal containers, flat sheet decorated metal, combination metal and plastic containers, plastic closures and various specialties, such as spools for wire and cable, outer shells for dry cell batteries and film canisters.

     (b) Financial Information About Industry Segments

     Business segment information for the fiscal years 2002 through 2004 is included in Note Q to Notes to Consolidated Financial Statements. See pages F-25 through F-27 in this 2004 Annual Report on Form 10-K ("2004 Form 10-K").

     (c) Narrative Description of the Business

ENGINE/MOBILE FILTRATION

     The Company's engine/mobile filtration products business is conducted by the following wholly-owned subsidiaries: Baldwin Filters, Inc.; Clark Filter, Inc.; Baldwin Filters (Aust.) Pty. Ltd.; Baldwin Filters N.V.; Baldwin Filters Limited and CLARCOR UK Limited. In addition, the Company owns (i) 90% of Filtros Baldwin de Mexico ("FIBAMEX"), (ii) 80% of Baldwin-Weifang Filters Ltd., and
(iii) 80% of Baldwin-Unifil S.A.

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

INDUSTRIAL/ENVIRONMENTAL FILTRATION

     The Company's industrial/environmental filtration products business is conducted by the following wholly-owned subsidiaries: CLARCOR Air Filtration Products, Inc. ("CLC Air"); Airklean Engineering Pte. Ltd.; Airguard Asia Sdn. Bhd.; Facet USA, Inc. and related Facet companies in Italy, Spain, the United Kingdom and other European locations ("Facet"); Purolator Advanced Filtration Group, Inc. ("AFG"); Purolator Facet, Inc. ("PFI"); Purolator EFP; Total Filtration Services, Inc. ("TFS"); and United Air Specialists, Inc. ("UAS"). The segment's products are sold throughout the world.

     CLC Air resulted from the merger, on December 1, 2003, of two of the Company's former subsidiaries, Airguard Industries, Inc. ("Airguard") and Purolator Products Air Filtration Company ("Purolator"). CLC Air manufactures and sells Airguard and Purolator branded commercial and industrial air filters. Purolator Advanced Filtration Group, Inc. was formerly named Filter Products, Inc. and is in the business of manufacturing and selling liquid filters primarily for pharmaceutical, beverage and other products.

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

     Additional products include specialty filters, filtration systems for aircraft refueling, anti-pollution and water recycling, and bilge separators. These products are used in a wide range of applications including commercial, military and general aviation, marine, oil and gas drilling and refining, chemical and pharmaceutical processes and beverages, utilities, paper mills, plastics, polymers and general industry. The filters are used for the process filtration of liquids using a variety of string wound, meltblown, and porous and sintered and non-sintered metal media filters, woven wire, strainers, separators, coalescers and absorbent media. Many of these filter products and systems require special technical approvals and product certification in order to meet commercial and military requirements.

     TFS does not manufacture filtration products or equipment. It is engaged in the business of supplying a full range of filtration products and equipment acquired from the Company's subsidiaries and non-affiliated manufacturers to customers as well as providing filter maintenance and cleaning supplies and services for the customer's filtration equipment. In addition, in fiscal 2004, TFS took control of the ownership and operation of certain branch outlets for commercial and industrial air filtration products previously owned and operated by CLC Air. On December 1, 2004, certain branch outlets owned and operated by UAS were transferred to TFS. As part of the Company's Total Filtration Program, it is expected that TFS will expand the products offered by these stores to include most of the filtration products manufactured by Company subsidiaries.

PACKAGING

     The Company's consumer and industrial packaging products business is conducted by a wholly-owned subsidiary, J. L. Clark, Inc. ("J. L. Clark").

     J.L. Clark manufactures a wide variety of different types and sizes of containers and packaging specialties. Metal, plastic and combination metal/plastic containers and closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (tea, coffee, spices, cookies, candy, mints and other confections); cosmetics and toiletries; playing cards; beverages and juices; cosmetics and pharmaceuticals. Other packaging products include shells for dry batteries, film canisters, candles, spools for insulated and fine wire, and custom decorated flat steel sheets.

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

     The engine/mobile segment also distributes filtration products worldwide through each of its subsidiaries. CLARCOR UK Limited ("CLARCOR UK"), Baldwin Filters N.V. and Baldwin Filters Limited primarily serve the European markets. Baldwin Filters (Aust.) Pty. Ltd., markets heavy duty liquid and air filters in Australia and New Zealand. FIBAMEX manufactures filters in Mexico with distribution in Mexico and Central and South America. Through the Company's investment in Baldwin-Weifang Filters Ltd., heavy duty filters and electrostatic air pollution control systems are manufactured in China for distribution in China and Southeast Asia. Baldwin-Weifang Filters Ltd. has expanded its product line to include air and liquid filters for heavy duty engines manufactured by Japanese companies. Additionally, through Baldwin-Unifil S.A., air filtration products are manufactured in South Africa with distribution throughout Africa, Great Britain, Europe and the Middle East.

     The industrial/environmental segment also distributes and services filtration products and equipment through subsidiaries located throughout the United States and in Europe, Singapore, Malaysia and China.

     During fiscal 2004, the Company continued its development and expansion of its Total Filtration Program. Under the Program, the Company, primarily through TFS, offers customers the ability to purchase all of the filters needed by that customer for its facilities and manufacturing, transportation and construction equipment. Customers that purchase a broad range of filtration products and services from multiple suppliers are able, by taking advantage of the Program, to purchase most of their filter requirements from a single source, and thereby reduce administrative burdens and uncertainty concerning filter pricing, availability, delivery, performance and quality. The Company is confident that it can serve its customers' total filtration requirements because it believes that it now manufactures and supplies the broadest range of filtration products in the industry. The Company expects that the impact of this Program will grow over the next several years as customers' facilities are converted to the Program. The Total Filtration Program will serve as an added distribution channel for all of the Company's filtration products.

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

RAW MATERIAL

     Steel, filter media, cartons, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, gaskets, roll paper, corrugated paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company's products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. During fiscal 2004 the price of steel and certain hydrocarbon based products (such as resins) purchased by the Company rose substantially and certain grades of steel became more difficult to obtain. The Company was able to procure adequate supplies of steel and resins and initiated price increases for its products which offset a substantial portion of the increased costs.

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

CUSTOMERS

     The largest 10 customers of the Engine/Mobile Filtration segment accounted for 24% of the $320,042,000 of fiscal year 2004 sales of such segment.

     The largest 10 customers of the Industrial/Environmental Filtration segment accounted for 28% of the $396,629,000 of fiscal year 2004 sales of such segment.

     The largest 10 customers of the Packaging segment accounted for 65% of the $71,015,000 of fiscal year 2004 sales of such segment.

     No single customer accounted for 10% or more of the Company's consolidated 2004 sales.

BACKLOG

     At November 30, 2004, the Company had a backlog of firm orders for products amounting to approximately $75,900,000. The backlog figure for November 30, 2003 was approximately $85,800,000. Substantially all of the orders on hand at November 30, 2004 are expected to be filled during fiscal 2005.

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

PRODUCT DEVELOPMENT

     The Company's Technical Centers and laboratories test product components and completed products to insure high quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters, filtration systems and packaging products for particular uses. Product development departments are concerned with the improvement and creation of new filters and filtration media, filtration systems, containers and packaging products in order to broaden the uses of these items, counteract obsolescence and evaluate other products available in the marketplace.

     In fiscal 2004, the Company employed 103 professional employees on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $7,950,000 on such activities as compared with $7,403,000 for 2003 and $6,482.000 for 2002.

     During fiscal 2004, the Company completed an expansion to its process liquid technical center in Greensboro, North Carolina and in fiscal 2005 expects to complete a new aviation fuel test facility in Greensboro, North Carolina.

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

EMPLOYEES

     As of November 30, 2004, the Company had approximately 5,035 employees.

     (d) Financial Information About Foreign and Domestic Operations and Export Sales

     Financial information relating to export sales and the Company's operations in the United States and other countries is included in Note Q to Notes to Consolidated Financial Statements. See page F-27 in this 2004 Form 10-K. The Company is not aware of any unusual risks attendant to the conduct of its operations in other countries.

INTERNET WEBSITE

     The Company's Internet address is www.clarcor.com. The Company makes available, free of charge, on this website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with the SEC. In addition, the following corporate governance documents can be found on this website: (a) charters for the Audit Committee, the Corporate Governance Committee and the Compensation Committee of the Board of Directors; (b) Code of Conduct; (c) Code of Ethics for Chief Executive Officer and Senior Financial Officers; (d) Corporate Governance Guidelines; (e) Disclosure Controls and Procedures; (f) Procedures Regarding Reports of Misconduct or Alleged Misconduct and (g) the Company's By-laws. Copies of all of these documents can also be obtained, free of charge, upon written request to the Corporate Secretary, CLARCOR Inc., 840 Crescent Centre Drive, Suite 600, Franklin, TN 37067.

ITEM 2. PROPERTIES.

Location

     In 2004 the Company leased about 23,000 square feet of office space in Franklin, Tennessee, and moved its corporate headquarters to that location.

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

     The Company manufactures filters for diesel locomotives and dust collector cartridges in Lancaster, Pennsylvania at its Clark Filter plant. The building, constructed about 1968 on an 11.4 acre tract of land, contains 168,000 square feet of manufacturing and office space and is owned by the Company.

     CLARCOR UK owns two facilities on four acres in Warrington, Cheshire, England, which are used for offices, manufacturing and warehousing. These facilities total approximately 6,600 square meters.

     Baldwin-Weifang Filters Ltd. leases eight buildings in Weifang, China aggregating approximately 180,000 square feet. These facilities are utilized for manufacturing and administrative purposes.

     The Company leases various facilities in Australia, Belgium, Mexico, South Africa and the United Kingdom for the manufacture and distribution of engine/mobile filtration products.

     Industrial/Environmental Filtration. The following is a description of the principal properties utilized by the Company in conducting its Industrial/Environmental Filtration business:

     CLC Air has 14 manufacturing facilities and distribution centers. It leases 226,000 square feet in Henderson, North Carolina, 142,000 square feet in New Albany, Indiana, 99,000 square feet in Louisville, Kentucky, 84,000 square feet in Corona, California, 83,500 square feet in Dallas, Texas, 83,000 square feet in Rockford, Illinois, 108,000 square feet in Sacramento, California and smaller facilities in Davenport, Iowa, Kenly, North Carolina, and Clover, South Carolina. CLC Air owns the following facilities: (a) the Airguard High Efficiency Filter plant, located in Jeffersontown, Kentucky on a 7.5 acre tract of land, which contains 100,000 square feet of manufacturing and office facilities; (b) a 290,000 square foot manufacturing facility on 100 acres in Campbellsville, Kentucky for the production of air filtration products; (c) a manufacturing and office facility in Ottawa, Kansas, which contains 41,000 square feet; (d) a 235,000 square foot manufacturing and office facility in Henderson, North Carolina on a site of approximately 25 acres; and (e) a 50,000 square foot manufacturing and office facility in Kenly, North Carolina.

     CLC Air administrative and sales offices and distribution facilities are located in leased facilities in Louisville, Kentucky. The Company also leases facilities in Malaysia and Singapore.

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

     Purolator Facet, Inc. ("PFI") owns two manufacturing and distribution facilities in Greensboro, North Carolina. One facility contains approximately 88,000 square feet on a 21 acre site. The second, comprising of 97,000 square feet, was acquired in 2004 to support the expansion of PFI's manufacturing facilities for products sold to the oil and gas industry as well as hydraulic filtration products and string wound and melt blown cartridges and bag filters formerly manufactured by another subsidiary of the Company.

     Purolator EFP leases a 80,000 square foot office and manufacturing facility in Houston, Texas, owns a 48,000 square foot manufacturing facility in Shelby, North Carolina and leases warehouse facilities in Dalton, Georgia.

     TFS leases 80,000 square feet of headquarters space in Rochester Hills, Michigan, and a 9,000 square foot facility in Birmingham, Alabama. In addition, it leases office, warehouse space or distribution facilities in Anaheim, Fresno, Hayward, Corona and Sacramento, California; Cincinnati and Columbus, Ohio; Jasper and Indianapolis, Indiana; Kansas City, Missouri; Wichita, Kansas; Sparks, Nevada; Fairfax, Virginia; Phoenix, Arizona; Auburn, Washington; Atlanta, Georgia; Jackson, Mississippi; Louisville, Kentucky; Portland, Oregon; Houston and Dallas, Texas; Troy, Michigan; and Commerce City, Colorado. It also owns an office and warehouse facility consisting of a total of 33,000 square feet in Goodlettsville, Tennessee.

     United Air Specialists ("UAS") has its offices and primary manufacturing facility in Blue Ash, Ohio (a suburb of Cincinnati), on approximately 17 acres of land. This facility was built in 1978 and was expanded in 1991 and 1993 to a total of approximately 157,000 square feet. In addition, UAS leases sales and service facilities in Bad Camberg, Germany.

     AFG owns a 40,000 square foot manufacturing and office facility in Sacramento, California.

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

     The various properties owned by the Company are considered by it to be in good repair and well maintained. Plant asset additions in 2005 are estimated at $25,000,000 to $30,000,000 for land, buildings, equipment and machinery and cost reduction projects.

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

     At its facilities in Warrington, England, CLARCOR UK produces large scale air filtration systems primarily for diesel and gas turbine power installations, air filters and units for agricultural and off-road vehicles and specialty filters mainly for vacuum cleaners, pharmaceuticals and incineration applications.

     Baldwin-Weifang Filters Ltd. manufactures heavy duty engine filters and electrostatic air pollution control systems for Asian markets at its Weifang, China facility.

     Industrial/Environmental Filtration. Air filters for the commercial, residential and industrial markets are produced in the CLC Air facilities. Dust collection systems, high efficiency electronic air cleaning systems and electrostatic precision spraying systems are designed and manufactured at the UAS facility in Cincinnati, Ohio.

     Specialty filter products for aviation, oil and gas drilling, military, marine and paper and chemical processes and industrial hydraulic filters are manufactured and assembled at the PFI facilities in Greensboro, North Carolina. The manufacturing processes include bonding and sintering metal, tungsten inert gas and electron beam welding and diffusion-bonding of wire. Facet designs, manufactures and assembles filters and filtration systems for aircraft refueling, power generation, water treatment and general industrial applications at its United States and European facilities. The company also uses outside contractors for assembly and manufacturing of some of its products. Many of these products require special commercial or military technical approvals or product certification. String wound and melt blown cartridges and bag filters are also manufactured at PFI's Greensboro, North Carolina facility.

     Extruder and pack screens, fabricated wire cloth parts, fabricated wire cloth filters and other products primarily for applications in the polymer fiber and plastics production are manufactured by Purolator EFP at its plants in Texas and North Carolina.

     Depth media filters for the pharmaceutical, biotech and food and beverage industries and other critical process filtration applications are manufactured at the AFG facility in Sacramento, California.

     Packaging. The Company's metal and combination metal and plastic packaging products are produced at J. L. Clark plants located in Rockford, Illinois, Lancaster, Pennsylvania, and Lathrop, California. The Rockford and Lancaster plants are completely integrated facilities which include creative and mechanical art departments and computer capabilities for color separation, digital preparation of multiple-design artwork data and fabricating lithographing plates. Metal sheets are decorated on coating machines and lithographing presses connected with conveyor ovens. Decorated sheets are then cut to working sizes on shearing equipment, following which fabrication is completed by punch presses, can-forming and can-closing equipment and other specialized machinery for supplementary operations.

     Plastic packaging capabilities include molding and labeling of irregular shaped plastic containers and customized plastic closures which have product dispensing as well as convenience features.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in legal actions arising in the normal course of business. Management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company's consolidated results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ADDITIONAL ITEM: EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                 AGE AT     YEAR ELECTED
NAME                                                            11/30/04     TO OFFICE
----                                                            --------    ------------
Norman E. Johnson...........................................       56           2000
  Chairman of the Board, President and Chief Executive
  Officer. Mr. Johnson has been employed by the Company
  since 1990. He was elected President-Baldwin Filters, Inc.
  in 1990, Vice President-CLARCOR in 1992, Group Vice
  President-Filtration Products Group in 1993, President and
  Chief Operating Officer in 1995 and Chairman, President
  and Chief Executive Officer in 2000. Mr. Johnson has been
  a Director of the Company since June 1996.

William B. Walker...........................................       64           2003
  Vice Chairman of the Company. Mr. Walker has been employed by CLARCOR Air Filtration Products, Inc. (formerly named
  Airguard Industries, Inc.), a subsidiary of the Company,
  since 1966. He was elected President of Airguard in 1994,
  Executive Vice President-Industrial/Environmental
  Filtration in 1999, President, Environmental Filtration in
  2000 and Vice Chairman of the Company in 2003.

Bruce A. Klein..............................................       57           1995
  Vice President-Finance and Chief Financial Officer. Mr.
  Klein was employed by the Company and elected Vice
  President-Finance and Chief Financial Officer on January
  3, 1995.

Sam Ferrise.................................................       48           2003
  President, Baldwin Filters, Inc. Mr. Ferrise was appointed
  President of Baldwin Filters, Inc. in 2000. He became an
  executive officer of the Company in 2003 while retaining
  the same title with Baldwin Filters, Inc. by designation
  of the Board of Directors.

David J. Lindsay............................................       49           1995
  Vice President-Administration and Chief Administrative
  Officer. Mr. Lindsay has been employed by the Company in
  various administrative positions since 1987. He was
  elected Vice President-Group Services in 1991, Vice
  President-Administration in 1994 and Vice
  President-Administration and Chief Administrative Officer
  in 1995.

                                                                 AGE AT     YEAR ELECTED
NAME                                                            11/30/04     TO OFFICE
----                                                            --------    ------------
Peter F. Nangle.............................................       43           1999
  Vice President-Information Services and Chief Information
  Officer. Mr. Nangle has been employed by the Company since
  1993. He was elected Vice President-Information Services
  in 1994, Vice President-Information Services and
  Operations Analysis, Chief Information Officer in 1997 and
  Vice President-Information Services and Chief Information
  Officer in 1999.

Marcia S. Blaylock..........................................       48           2000
  Vice President, Controller. Ms. Blaylock has been an
  employee of the Company since 1974. She was elected
  Assistant Secretary in 1994, Corporate Secretary in 1995,
  Vice President and Corporate Secretary in 1996, Vice
  President, Controller and Corporate Secretary in 1997 and
  Vice President, Controller in 2000.

David J. Boyd...............................................       64           2000
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

                                                               MARKET PRICE
                                                              ---------------
QUARTER ENDED                                                  HIGH     LOW     DIVIDEND
-------------                                                 ------   ------   --------
February 28, 2004...........................................  $45.81   $41.20   $0.1250
May 29, 2004................................................   45.45    40.15    0.1250
August 28, 2004.............................................   45.83    42.32    0.1250
November 27, 2004...........................................   52.59    43.65    0.1275
                                                                                -------
Total Dividends.............................................                    $0.5025
                                                                                =======

                                                               MARKET PRICE
                                                              ---------------
QUARTER ENDED                                                  HIGH     LOW     DIVIDENDS
-------------                                                 ------   ------   ---------
March 1, 2003...............................................  $36.30   $31.05    $0.1225
May 31, 2003................................................   39.24    33.11     0.1225
August 30, 2003.............................................   43.51    35.95     0.1225
November 29, 2003...........................................   45.93    38.25     0.1250
                                                                                 -------
Total Dividends.............................................                     $0.4925
                                                                                 =======

     The approximate number of holders of record of the Company's Common Stock at January 14, 2005 is 1,541. In addition, the Company believes that there are approximately 6,100 beneficial owners whose shares are held in street names.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required hereunder is included as Exhibit 13(a)(i) to this 2004 Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information required hereunder is included as Exhibit 13(a)(ii) to this 2004 Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required hereunder is included as part of Exhibit 13(a)(ii) to this 2004 Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2004 Form 10-K on pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of November 27, 2004, the end of the period covered by this annual report.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of CLARCOR is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's internal control over financial reporting was conducted based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation under the framework in Internal Control -- Integrated Framework issued by the COSO, the Company's management concluded that the Company's internal control over financial reporting was effective as of November 27, 2004.

     Management has excluded Purolator EFP from its assessment of internal control over financial reporting as of November 27, 2004 because it was acquired by the Company in a purchase business combination during 2004. Purolator EFP is a wholly-owned subsidiary whose total assets and total revenues represented 7% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 27, 2004.

     Management's assessment of the effectiveness of the Company's internal control over financial reporting as of November 27, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information required hereunder is set forth in the Company's Proxy Statement dated February 17, 2005 (the "Proxy Statement") for the Annual Meeting of Shareholders to be held on March 21, 2005 under the caption "Election of Directors -- Nominees for Election to the Board of Directors," "-- Information Concerning Nominees and Directors" and "-- The Board of Directors -- Audit Committee" and is incorporated herein by reference. Additional information required hereunder is set forth in the Proxy Statement under the caption "Beneficial Ownership of the Company's Common Stock -- Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required hereunder is set forth in the Proxy Statement under the captions "Compensation of Executive Officers and Other Information" and "Report of the Compensation Committee" and under the caption "Performance Graph" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required hereunder is set forth in the Proxy Statement under the caption "Equity Compensation Plan Information" and under the caption "Beneficial Ownership of the Company's Common Stock" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required herein is set forth in the Proxy Statement under the caption "Report of the Audit Committee -- Amounts Paid to
PricewaterhouseCoopers LLP."

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

                                                              PAGE NO.
                                                              --------
Report of Independent Registered Public Accounting Firm.....    F-1
Consolidated Balance Sheets at November 30, 2004 and 2003...    F-3
Consolidated Statements of Earnings for the years ended
  November 30, 2004, 2003 and 2002..........................    F-4
Consolidated Statements of Shareholders' Equity for the
  years ended November 30, 2004, 2003 and 2002..............    F-5
Consolidated Statements of Cash Flows for the years ended
  November 30, 2004, 2003 and 2002..........................    F-6
Notes to Consolidated Financial Statements..................    F-7

     (a)(2) Financial Statement Schedule

II. Valuation and Qualifying Accounts.......................    S-1

     Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.

     (b) The Company filed Current Reports on Form 8-K on (a) September 16, 2004 to report the issuance by the Company of a press release disclosing the Company's financial results for the third quarter and nine month period which ended on August 28, 2004, (b) December 15, 2004 to report a revision of the Compensation Plan for Directors, (c) January 4, 2005 to report the resignation of two directors and (d) January 13, 2005 to report the issuance by the Company of a press release disclosing the Company's financial results for the fourth quarter and fiscal year which ended on November 27, 2004.

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

 3.1(b)      Proposed amendment to ARTICLE FOURTH of the Second Restated
             Certificate of Incorporation. Incorporated by reference to the Company's Proxy Statement dated February 17, 2005 for the Annual Meeting of Shareholders to be held on March 21, 2005.

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

10.5(c)      Amendment to the 1994 Plan and to the 2004 Plan.
             Incorporated by reference to Exhibit 10.5(c) to the Company's Annual Report for the fiscal year ended November
             29, 2003 (the "2003 10-K").

*12.1        Computation of Certain Ratios.

*13 (a)      The following items are included as Exhibits to this Annual
             Report on Form 10-K:

            (i)    The "11-Year Financial Review"; and

           (ii)    Management's Discussion and Analysis of Financial
                Condition and Results of Operation.

14           Code of Ethics for Chief Executive Officer and Senior
             Financial Officers. Incorporated by reference to Exhibit 14 to the 2003 10-K.

*21          Subsidiaries of the Registrant.

*23          Consent of Independent Registered Public Accounting Firm.

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

Date: February 10, 2005                   CLARCOR Inc.
                                          (Registrant)

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

Date: February 10, 2005  By:               /s/ NORMAN E. JOHNSON
                              ------------------------------------------------
                                             Norman E. Johnson
                                     Chairman of the Board, President &
                                    Chief Executive Officer and Director

Date: February 10, 2005  By:                 /s/ BRUCE A. KLEIN
                              ------------------------------------------------
                                               Bruce A. Klein
                                        Vice President -- Finance &
                                          Chief Financial Officer

Date: February 10, 2005  By:               /s/ MARCIA S. BLAYLOCK
                              ------------------------------------------------
                                             Marcia S. Blaylock
                                        Vice President, Controller &
                                          Chief Accounting Officer

Date: February 10, 2005  By:                  /s/ J. MARC ADAM
                              ------------------------------------------------
                                                J. Marc Adam
                                                  Director

Date: February 10, 2005  By:             /s/ ROBERT J. BURGSTAHLER
                              ------------------------------------------------
                                           Robert J. Burgstahler
                                                  Director

Date: February 10, 2005  By:                  /s/ PAUL DONOVAN
                              ------------------------------------------------
                                                Paul Donovan
                                                  Director

Date: February 10, 2005  By:               /s/ ROBERT H. JENKINS
                              ------------------------------------------------
                                             Robert H. Jenkins
                                                  Director

Date: February 10, 2005  By:             /s/ PHILIP R. LOCHNER, JR.
                              ------------------------------------------------
                                           Philip R. Lochner, Jr.
                                                  Director

Date: February 10, 2005  By:                /s/ JAMES L. PACKARD
                              ------------------------------------------------
                                              James L. Packard
                                                  Director

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CLARCOR Inc.

We have completed an integrated audit of CLARCOR Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of November 27, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries at November 27, 2004 and November 29, 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 27, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of November 27, 2004 based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 27, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Purolator EFP from its assessment of internal control over financial reporting as of November 27, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Purolator EFP from our audit of internal control over financial reporting. Purolator EFP is a wholly-owned subsidiary whose total assets and total revenues represent 7% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 27, 2004.

                                          /s/ PricewaterhouseCoopers LLP

Louisville, KY
February 7, 2005

                                  CLARCOR INC.

                          CONSOLIDATED BALANCE SHEETS
                           NOVEMBER 30, 2004 AND 2003
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                2004       2003
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and short-term cash investments......................  $ 22,520   $  8,348
  Accounts receivable, less allowance for losses of $9,557
     for 2004 and $9,106 for 2003...........................   143,719    127,546
  Inventories...............................................   115,571     99,673
  Prepaid expenses and other current assets.................     5,111      5,880
  Deferred income taxes.....................................    17,069     15,955
                                                              --------   --------
          Total current assets..............................   303,990    257,402
                                                              --------   --------
Plant assets, at cost less accumulated depreciation.........   142,242    129,572
Acquired intangibles, less accumulated amortization.........   147,789    122,351
Pension assets..............................................    24,574     20,153
Other noncurrent assets.....................................     9,202      8,759
                                                              --------   --------
          Total assets......................................  $627,797   $538,237
                                                              ========   ========

                                   LIABILITIES
Current liabilities:
  Current portion of long-term debt.........................  $    420   $    674
  Accounts payable and accrued liabilities..................   117,859    102,322
  Income taxes..............................................     7,993      8,377
                                                              --------   --------
          Total current liabilities.........................   126,272    111,373
                                                              --------   --------
Long-term debt, less current portion........................    24,130     16,913
Postretirement health care benefits.........................     4,380      4,313
Long-term pension liabilities...............................    11,256      7,813
Deferred income taxes.......................................    26,778     21,729
Other long-term liabilities.................................     4,874      4,026
Minority interests..........................................     1,645      1,678

Contingencies

                              SHAREHOLDERS' EQUITY
Capital stock:
  Preferred, par value $1, authorized 5,000,000 shares, none
     issued.................................................        --         --
  Common, par value $1, authorized 60,000,000 shares, issued
     25,611,527 in 2004 and 25,309,127 in 2003..............    25,612     25,309
  Capital in excess of par value............................    23,995     19,998
  Accumulated other comprehensive earnings..................     1,671       (936)
  Retained earnings.........................................   377,184    326,021
                                                              --------   --------
          Total shareholders' equity........................   428,462    370,392
                                                              --------   --------
          Total liabilities and shareholders' equity........  $627,797   $538,237
                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  CLARCOR INC.

                      CONSOLIDATED STATEMENTS OF EARNINGS
              FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           2004          2003          2002
                                                        -----------   -----------   -----------
Net sales.............................................  $   787,686   $   741,358   $   715,563
Cost of sales.........................................      547,058       519,667       508,273
                                                        -----------   -----------   -----------
     Gross profit.....................................      240,628       221,691       207,290
Selling and administrative expenses...................      142,451       134,629       129,515
                                                        -----------   -----------   -----------
     Operating profit.................................       98,177        87,062        77,775
                                                        -----------   -----------   -----------
Other income (expense):
  Interest expense....................................         (446)       (1,767)       (6,073)
  Interest income.....................................          385           235           461
  Other, net..........................................          944           529          (713)
                                                        -----------   -----------   -----------
                                                                883        (1,003)       (6,325)
                                                        -----------   -----------   -----------
     Earnings before income taxes and minority
       interests......................................       99,060        86,059        71,450
Provision for income taxes............................       34,717        31,371        24,773
                                                        -----------   -----------   -----------
     Earnings before minority interests...............       64,343        54,688        46,677
Minority interests in earnings of subsidiaries........         (346)         (136)          (76)
                                                        -----------   -----------   -----------
Net earnings..........................................  $    63,997   $    54,552   $    46,601
                                                        ===========   ===========   ===========
Net earnings per common share:
     Basic............................................  $      2.51   $      2.17   $      1.88
     Diluted..........................................  $      2.48   $      2.15   $      1.85
                                                        ===========   ===========   ===========
Average number of common shares outstanding:
     Basic............................................   25,492,157    25,106,561    24,839,812
     Diluted..........................................   25,753,369    25,372,806    25,171,931
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                                  CLARCOR INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                             COMMON STOCK
                                      --------------------------   CAPITAL IN    ACCUMULATED
                                      NUMBER OF SHARES   AMOUNT    EXCESS OF        OTHER
                                      ----------------   -------      PAR       COMPREHENSIVE   RETAINED
                                           ISSUED        ISSUED      VALUE        EARNINGS      EARNINGS    TOTAL
                                      ----------------   -------   ----------   -------------   --------   --------
Balance, November 30, 2001..........     24,626,236      $24,626    $ 9,565        $(9,179)     $249,249   $274,261
                                         ----------      -------    -------        -------      --------   --------
Net earnings........................             --           --         --             --        46,601     46,601
Other comprehensive earnings, net of
  tax:
  Minimum pension liability
    adjustment......................             --           --         --         (1,122)           --     (1,122)
  Unrealized gain on derivative.....             --           --         --          1,906            --      1,906
  Translation adjustments...........             --           --         --          2,208            --      2,208
                                                                                                           --------
  Total comprehensive earnings......                                                                         49,593
                                                                                                           --------
Stock options exercised.............        278,969          279       (501)            --            --       (222)
Tax benefit applicable to stock
  options...........................             --           --      2,939             --            --      2,939
Issuance of stock under award
  plans.............................         17,884           18        851             --            --        869
Forfeiture of stock under award
  plans.............................         (4,475)          (4)        --             --            --         (4)
Cash dividends -- $0.4825 per common
  share.............................             --           --         --             --       (11,975)   (11,975)
                                         ----------      -------    -------        -------      --------   --------
Balance, November 30, 2002..........     24,918,614       24,919     12,854         (6,187)      283,875    315,461
                                         ----------      -------    -------        -------      --------   --------
Net earnings........................             --           --         --             --        54,552     54,552
Other comprehensive earnings, net of
  tax:
  Minimum pension liability
    adjustment......................             --           --         --            517            --        517
  Translation adjustments...........             --           --         --          4,734            --      4,734
                                                                                                           --------
  Total comprehensive earnings......                                                                         59,803
                                                                                                           --------
Stock options exercised.............        385,170          385      2,097             --            --      2,482
Tax benefit applicable to stock
  options...........................             --           --      4,494             --            --      4,494
Issuance of stock under award
  plans.............................         11,913           12        553             --            --        565
Forfeiture of stock under award
  plans.............................         (6,570)          (7)        --             --            --         (7)
Cash dividends -- $0.4925 per common
  share.............................             --           --         --             --       (12,406)   (12,406)
                                         ----------      -------    -------        -------      --------   --------
Balance, November 30, 2003..........     25,309,127       25,309     19,998           (936)      326,021    370,392
                                         ----------      -------    -------        -------      --------   --------
Net earnings........................             --           --         --             --        63,997     63,997
Other comprehensive earnings, net of
  tax:
  Minimum pension liability
    adjustment......................             --           --         --         (1,229)           --     (1,229)
  Translation adjustments...........             --           --         --          3,836            --      3,836
                                                                                                           --------
  Total comprehensive earnings......                                                                         66,604
                                                                                                           --------
Stock options exercised.............        265,041          265     (2,667)            --            --     (2,402)
Tax benefit applicable to stock
  options...........................             --           --      5,378             --            --      5,378
Issuance of stock under award
  plans.............................         37,359           38      1,286             --            --      1,324
Cash dividends -- $0.5025 per common
  share.............................             --           --         --             --       (12,834)   (12,834)
                                         ----------      -------    -------        -------      --------   --------
Balance, November 30, 2004..........     25,611,527      $25,612    $23,995        $ 1,671      $377,184   $428,462
                                         ==========      =======    =======        =======      ========   ========

   The accompanying notes are on integral part of the consolidated financial statements.

                                  CLARCOR INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                                                                2004       2003        2002
                                                              --------   ---------   --------
Cash flows from operating activities:
  Net earnings..............................................  $ 63,997   $  54,552   $ 46,601
  Adjustments to reconcile net earnings to net cash provided by operations:
     Depreciation...........................................    18,241      18,078     18,999
     Amortization...........................................       910         907        761
     Minority interests in earnings of subsidiaries.........       346         136         76
     Net (gain)/loss on dispositions of plant assets........      (522)        105        146
     Changes in assets and liabilities, net of business
       acquisitions:
       Accounts receivable..................................   (13,152)     (4,392)    (3,804)
       Inventories..........................................   (11,303)      3,572      1,561
       Prepaid expenses and other current assets............       831        (332)      (150)
       Other noncurrent assets..............................     1,056        (862)     1,495
       Accounts payable and accrued liabilities.............     7,893       5,879     14,020
       Pension assets and liabilities, net..................    (2,936)      1,817     (1,757)
       Income taxes.........................................     4,994       4,810      5,756
       Deferred income taxes................................     4,051       3,626      1,315
                                                              --------   ---------   --------
          Net cash provided by operating activities.........    74,406      87,896     85,019
                                                              --------   ---------   --------
Cash flows from investing activities:
  Additions to plant assets.................................   (22,352)    (13,042)   (12,204)
  Business acquisitions, net of cash acquired...............   (41,893)         --     (6,677)
  Dispositions of plant assets..............................     2,071           7         63
  Other, net................................................       (35)         49       (160)
                                                              --------   ---------   --------
          Net cash used in investing activities.............   (62,209)    (12,986)   (18,978)
                                                              --------   ---------   --------
Cash flows from financing activities:
  Proceeds from multicurrency revolving credit agreements...    30,713     108,386     24,333
  Payments on multicurrency revolving credit agreements.....   (19,000)   (170,859)   (68,500)
  Payments on long-term debt................................      (519)    (11,044)    (5,604)
  Sales of capital stock under stock option and employee
     purchase plans.........................................     2,703       5,254      1,972
  Cash dividends paid.......................................   (12,834)    (12,406)   (11,975)
                                                              --------   ---------   --------
          Net cash provided by (used in) financing
            activities......................................     1,063     (80,669)   (59,774)
                                                              --------   ---------   --------
Net effect of exchange rate changes on cash.................       912         360         62
                                                              --------   ---------   --------
Net change in cash and short-term cash investments..........    14,172      (5,399)     6,329
Cash and short-term cash investments, beginning of year.....     8,348      13,747      7,418
                                                              --------   ---------   --------
Cash and short-term cash investments, end of year...........  $ 22,520   $   8,348   $ 13,747
                                                              ========   =========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

A. ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50% owned and controlled. CLARCOR Inc. and its subsidiaries are hereinafter collectively referred to as the "Company" or CLARCOR. The Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.

Use of Management's Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Period

     The Company's fiscal year ends on the Saturday closest to November 30. The fiscal years ended November 27, 2004, November 29, 2003, and November 30, 2002 were comprised of fifty-two weeks. In the consolidated financial statements, all fiscal years are shown to begin as of December 1 and end as of November 30 for clarity of presentation.

Cash Equivalents

     All highly liquid investments with a maturity of three months or less when purchased or that are readily saleable are considered to be short-term cash equivalents. The carrying amount of the investments approximates fair value.

Foreign Currency Translation

     Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period. Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated with other comprehensive earnings as a separate component of shareholders' equity and are presented in the Consolidated Statements of Shareholders' Equity.

Derivatives

     The Company makes limited use of derivative financial instruments to manage certain interest rate and foreign currency risks. Interest rate swap agreements are utilized to convert certain floating rate debt into fixed rate debt. Cash flows related to interest rate swap agreements are included in interest expense over the terms of the agreements.

     The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In addition, the Company assesses (both at the hedge's inception and on an ongoing basis) the effectiveness of the derivatives that are used in hedging transactions. If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company would discontinue hedge accounting prospectively. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

Comprehensive Earnings

     Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and minimum pension liability adjustments are included in other comprehensive earnings, net of tax.

     The components of the ending balances of accumulated other comprehensive earnings are as follows:

                                                             2004     2003     2002
                                                            -------   -----   -------
Minimum pension liability, net of tax.....................  $(1,834)  $(605)  $(1,122)
Translation adjustments...................................    3,505    (331)   (5,065)
                                                            -------   -----   -------
Accumulated other comprehensive earnings/(loss)...........  $ 1,671   $(936)  $(6,187)
                                                            =======   =====   =======

     The minimum pension liability is net of tax of $1,089, $359 and $666 for the years ended November 30, 2004, 2003 and 2002, respectively.

Stock-based Compensation

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the Company accounts for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provides the disclosure-only provisions of SFAS No. 123.

     If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the Company's pro forma net earnings and basic and diluted earnings per share (EPS) would have been as follows.

                                                           2004      2003      2002
                                                          -------   -------   -------
Net earnings, as reported...............................  $63,997   $54,552   $46,601
Add stock-based compensation expense, net of tax,
  included in net earnings..............................      489       361       271
Less total stock-based compensation expense under the
  fair value-based method, net of tax...................   (4,362)   (2,668)   (1,758)
                                                          -------   -------   -------
Pro forma net earnings..................................  $60,124   $52,245   $45,114
                                                          =======   =======   =======
Basic EPS, as reported..................................  $  2.51   $  2.17   $  1.88
Pro forma basic EPS.....................................  $  2.36   $  2.08   $  1.82
Diluted EPS, as reported................................  $  2.48   $  2.15   $  1.85
Pro forma diluted EPS...................................  $  2.33   $  2.06   $  1.79

Accounts Receivable and Allowance for Losses

     Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for losses is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience by industry, regional economic data and evaluating specific customer accounts for risk of loss. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

Plant Assets

     Depreciation is determined primarily by the straight-line method for financial statement purposes and by the accelerated method for tax purposes. The provision for depreciation is based on the estimated useful lives of the assets (15 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment). It is the policy of the Company to capitalize renewals and betterments and to charge to expense the cost of current maintenance and repairs. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company's books and the resulting gain or loss is reflected in earnings.

Goodwill and Other Intangible Assets

     The Company recognizes the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. Impairment losses would be recognized whenever the implied fair value of goodwill is less than its carrying value.

     The Company recognizes an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. The Company's trade names and trademarks have indefinite useful lives and are subject to impairment testing. All other acquired intangible assets, including patents (average fourteen year life) and other identifiable intangible assets with lives ranging from one to thirty years, are being amortized using the straight-line method over the estimated periods to be benefited. The Company reviews the lives of its definite-lived intangibles annually and if necessary, impairment losses would be recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Impairment of Long-Lived Assets

     The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including associated identifiable intangibles and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

     The Company provides for income taxes and recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Revenue Recognition

     Revenue is recognized when product ownership and risk of loss has transferred to the customer or performance of services is complete and the Company has no remaining obligations regarding the transaction. Estimated discounts and rebates are recorded as a reduction of sales in the same period revenue is recognized. Shipping and handling costs are recorded as revenue when billed to customers.

Product Warranties

     The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time their existence is known and the amounts are reasonably determinable.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

Research and Development

     The Company charges research and development costs relating to the development of new products or the improvement or redesign of its existing products to expense when incurred. These costs totaled approximately $7,950 in 2004, $7,403 in 2003 and $6,482 in 2002.

Guarantees

     The Company has provided letters of credit totaling approximately $24,649 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

     In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

     The Company has a majority ownership interest in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners' interest for an amount estimated not to exceed $1,400.

New Pronouncements

     On December 23, 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures to be made by employers regarding pensions and other postretirement benefit plans, but does not change the measurement or recognition of those plans. The Company adopted the interim period disclosure provisions of this Statement in fiscal 2004 and Note I to the Consolidated Financial Statements includes the required disclosures.

     On May 19, 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," (the Act). The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans. The Act did not have a material effect on the measurement of the Company's postretirement obligations. FSP No. 106-2 was effective for the Company's fourth quarter 2004.

     Subsequent to the Company's 2004 fiscal year end, the FASB issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective for the Company's fourth quarter 2005. Management has not determined the impact of adopting SFAS No. 123R.

     On December 21, 2004, subsequent to the Company's 2004 fiscal year end, the FASB issued two FSPs regarding the accounting implications of the American Jobs Creation Act of 2004. FSP No. 109-1, "Application of FASB Statement No. 109 'Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" is not expected to have an effect on the Company's effective tax rate until fiscal 2006. FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" is effective for fiscal year 2004 and is discussed in Note J.

B. ACQUISITIONS

     On September 15, 2004, the Company acquired certain assets of United EFP, a privately-owned manufacturer of woven wire and metallic screening and filtration products for the plastic and polymer fiber industries, operating through two manufacturing facilities in Houston, Texas and Shelby, North Carolina for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

approximately $37,022 net of cash received, including acquisition expenses. The preliminary purchase price was paid in cash with available funds and proceeds from a revolving credit facility. United EFP was renamed Purolator EFP (EFP) and became a wholly-owned subsidiary reported as part of the Industrial/Environmental Filtration segment. EFP's sales in the most recent twelve-month period prior to the acquisition were approximately $25,000. The acquisition would not have significantly affected net earnings and earnings per share of the Company for prior fiscal years. The Company expects the acquisition to be accretive to earnings per share in fiscal year 2005.

     The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The initial purchase price was based on the net assets of the business acquired as shown on a September 14, 2004 balance sheet which is subject to a final adjustment. The preliminary allocation of the purchase price over the preliminary estimated fair value of the tangible and identifiable intangible assets acquired for EFP resulted in $16,357 recorded as goodwill. In addition, the Company recognized $5,204 for customer relationships that will be amortized over twenty years, $18 as indefinite-lived trademarks and $560 as other acquired intangibles which will be amortized over three years. The preliminary allocation for EFP will be finalized when the Company completes its estimates of liabilities assumed, finishes an appraisal of the assets acquired and finalizes the purchase price with the sellers. The Company expects to do this in the first six months of fiscal 2005. Following is a preliminary condensed balance sheet based on fair values of the assets acquired and liabilities assumed.

Cash........................................................   $     2
Accounts receivable, less allowance for losses..............     3,151
Inventory, net..............................................     3,679
Prepaid assets..............................................        62
Plant assets................................................     9,555
Goodwill....................................................    16,357
Other acquired intangibles..................................     5,782
                                                               -------
  Total assets acquired.....................................    38,588
Accounts payable and accrued liabilities....................    (1,564)
                                                               -------
  Net assets acquired.......................................   $37,024
                                                               =======

     On March 1, 2004, the Company acquired certain assets of Filtrel Group, a Luton, England manufacturer and distributor of heavy-duty engine air filters for approximately $4,871 in cash. As a result of the acquisition, the assets were combined into existing subsidiaries of the Company in the Engine/Mobile Filtration segment. A preliminary allocation of the initial purchase price has been made to major categories of assets and liabilities. The $3,598 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included a noncompete agreement valued by an independent appraiser at $115, which will be amortized on a straight-line basis over two years. The Company also recorded $50 as exit costs for terminated employees. This amount was paid during the quarter ended May 29, 2004. The acquisition is not material to the results of the Company. The Company expects to make additional adjustments to reflect final purchase agreement adjustments in the first six months of fiscal 2005.

     On June 5, 2002, the Company acquired CLARCOR UK (formerly Locker Filtration Limited), a Warrington, England manufacturer of heavy-duty air filters, diesel and gas turbine air intake system filters and specialty filters. The Company acquired Total Filter Technology (TFT), a process liquid filtration manufacturer based in North Chelmsford, Massachusetts during third quarter 2002 and FilterSource, an air filtration

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

distributor based in California during fourth quarter 2002. The three acquisitions were purchased for approximately $10,371 in cash and their results were included in the Company's consolidated results of operations from the dates of acquisition. The combined sales for CLARCOR UK, TFT and FilterSource in the most recent twelve-month period prior to acquisition were approximately $16,500. The acquisitions are not material to the results of the Company. CLARCOR UK is included in the Engine/Mobile Filtration segment. TFT and FilterSource are included in the Industrial/Environmental Filtration segment. An allocation of the purchase price has been made to major categories of assets and liabilities for each acquisition. The allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired for CLARCOR UK, TFT and FilterSource resulted in $2,713, $2,477 and $461 recorded as goodwill for each acquisition, respectively. The Company recognized $943 for a CLARCOR UK customer relationship that will be amortized over ten years. In connection with the TFT and FilterSource acquisitions, the Company recorded $221 as indefinite-lived trademarks and $1,049 as other acquired intangibles which will be amortized over a weighted average life of eight years.

C. INVENTORIES

     Inventories are stated at the lower of cost or market. During the fourth quarter of 2003, the Company changed its method of inventory costing on certain inventories from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. The change increased net income in 2003 by $289 or $.01 per diluted share. Prior years were not restated as the impact of the change was immaterial to each year. The FIFO method approximates current cost. Inventories are summarized as follows:

                                                                2004      2003
                                                              --------   -------
Raw materials...............................................  $ 39,630   $34,174
Work in process.............................................    14,432    11,866
Finished products...........................................    61,509    53,633
                                                              --------   -------
                                                              $115,571   $99,673
                                                              ========   =======

D. PLANT ASSETS

     Plant assets at November 30, 2004 and 2003 were as follows:

                                                                2004       2003
                                                              --------   --------
Land........................................................  $  6,934   $  6,656
Buildings and building fixtures.............................    80,395     76,517
Machinery and equipment.....................................   233,655    215,398
Construction in process.....................................    10,186      6,321
                                                              --------   --------
                                                               331,170    304,892
Less accumulated depreciation...............................   188,928    175,320
                                                              --------   --------
                                                              $142,242   $129,572
                                                              ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

E. ACQUIRED INTANGIBLES

     The following table summarizes the activity for acquired intangibles by reporting unit for fiscal year 2004. Other acquired intangibles at November 30, 2004 include $7,845 for customer relationships and $7,276 for other acquired intangibles, which include parts manufacturer regulatory approvals, patents and noncompete agreements.

                                                           CURRENCY
                               BEGINNING                  TRANSLATION                   END OF
                                OF YEAR    ACQUISITIONS   ADJUSTMENTS   AMORTIZATION     YEAR
                               ---------   ------------   -----------   ------------   --------
Goodwill:
  Engine/Mobile Filtration...   $12,170      $ 3,598         $481           $ --       $ 16,249
  Industrial/Environmental
     Filtration..............    70,550       16,357           18             --         86,925
  Packaging..................        --           --           --             --             --
                                -------      -------         ----           ----       --------
                                $82,720      $19,955         $499           $ --       $103,174
                                =======      =======         ====           ====       ========
Trademarks and trade names:
  Engine/Mobile Filtration...   $   603      $    --         $ --           $ --       $    603
  Industrial/Environmental
     Filtration..............    28,873           18           --             --         28,891
  Packaging..................        --           --           --             --             --
                                -------      -------         ----           ----       --------
                                $29,476      $    18         $ --           $ --       $ 29,494
                                =======      =======         ====           ====       ========
Other acquired intangibles,
  gross:
  Engine/Mobile Filtration...   $ 1,040      $   115         $ (3)          $ --       $  1,152
  Industrial/Environmental
     Filtration..............    13,104        5,764           --             --         18,868
  Packaging..................        --           --           --             --             --
                                -------      -------         ----           ----       --------
                                 14,144        5,879           (3)            --         20,020
  Less accumulated
     amortization............     3,989           --           --            910          4,899
                                -------      -------         ----           ----       --------
Other acquired intangibles,
  net........................   $10,155      $ 5,879         $ (3)          $910       $ 15,121
                                =======      =======         ====           ====       ========

     The Company has completed the annual impairment reviews at each year-end since 2002, with no indication of impairment of goodwill. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present value method that discounted future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates, terminal value and the aggregation of reporting unit components. The Company further assessed the reasonableness of these estimates by using valuation methods based on market multiples and recent capital market transactions.

     The Company performed the annual impairment tests on its indefinite-lived intangibles as of November 30, 2004 and 2003 using the relief-from-royalty method to determine the fair value of its trademarks and trade names. There was no impairment as the fair value was greater than the carrying value for these indefinite-lived intangibles as of these dates.

     In addition, the Company reassessed the useful lives and classification of identifiable finite-lived intangible assets at each year end and determined that they continue to be appropriate. Amortization expense was $910, $907 and $761 for the years ended November 30, 2004, 2003 and 2002, respectively. The estimated amounts of amortization expense for the next five years are $1,251 in 2005, $1,205 in 2006, $1,091 in 2007, $912 in 2008 and $912 in 2009.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

F. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at November 30, 2004 and 2003 were as follows:

                                                                2004       2003
                                                              --------   --------
Accounts payable............................................  $ 63,605   $ 49,256
Accrued salaries, wages and commissions.....................    16,226     16,068
Compensated absences........................................     7,542      7,332
Accrued insurance liabilities...............................    10,872      9,431
Accrued pension liabilities.................................       680        518
Warranties..................................................     1,200      1,789
Other accrued liabilities...................................    17,734     17,928
                                                              --------   --------
                                                              $117,859   $102,322
                                                              ========   ========

     Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

     Changes in the Company's warranty accrual during the year ended November 30, 2004 are as follows:

Balance at November 30, 2003................................   $ 1,789
  Accruals for warranties issued during the period..........     1,119
  Accruals related to pre-existing warranties...............      (104)
  Settlements made during the period........................    (1,633)
  Other adjustments, primarily currency translation.........        29
                                                               -------
Balance at November 30, 2004................................   $ 1,200
                                                               =======

G. LONG-TERM DEBT

     Long-term debt at November 30, 2004 and 2003 consisted of the following:

                                                               2004      2003
                                                              -------   -------
Multicurrency revolving credit agreements, interest payable
  at the end of each funding period at an adjusted LIBOR....  $ 7,500   $    --
Industrial Revenue Bonds, at .85% to 1.95% interest rates...   16,638    16,968
Other.......................................................      412       619
                                                              -------   -------
                                                               24,550    17,587
Less current portion........................................      420       674
                                                              -------   -------
                                                              $24,130   $16,913
                                                              =======   =======

     A fair value estimate of $23,963 and $17,359 for long-term debt in 2004 and 2003, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

     In April 2003, the Company entered into a five-year multicurrency revolving credit agreement with a group of participating financial institutions under which it may borrow up to $165,000. At year-end 2004, the interest rate on the outstanding borrowings under the credit agreement was 2.49%. The credit agreement provides that loans may be made under a selection of currencies and rate formulas. The interest rate is based upon either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Facility fees and other fees on the entire loan commitment are payable for the duration of this facility.

     Borrowings under the credit facility are unsecured but are guaranteed by subsidiaries of the Company. The agreement related to this borrowing includes certain restrictive covenants that include maintaining minimum consolidated net worth, limiting new borrowings, maintaining a minimum interest coverage and restricting certain changes in ownership. The Company was in compliance with these covenants throughout fiscal years 2004 and 2003. This agreement also includes a $40,000 letter of credit line subline, against which $8,491 and $14,095 in letters of credit had been issued at November 30, 2004 and 2003, respectively.

     The industrial revenue bonds include $8,000 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky), that are due May 1, 2031, with a variable rate of interest that is reset weekly. In connection with the issuance of these bonds, the Company holds in trust certain restricted investments committed for the acquisition of plant equipment. At November 30, 2004 and 2003, the restricted asset balance was $594 and $1,268, respectively, and is included in other noncurrent assets. The Company has other industrial revenue bonds, including $8,410 issued in cooperation with the South Dakota Economic Development Finance Authority due February 1, 2016 with a variable rate of interest that is reset weekly and additional bonds of $228 and $558 outstanding as of November 30, 2004 and 2003, respectively, which mature in 2005.

     Required principal maturities of long-term debt for the next five fiscal years ending November 30 approximates: $420 in 2005, $220 in 2006, $0 in 2007, $7,500 in 2008, $0 in 2009 and $16,410 thereafter. The Company expects to repay the $7,500 outstanding on the revolver in fiscal 2005.

     At November 30, 2001, the Company had an interest rate agreement that provided for the Company to pay a 7.34% fixed interest rate on a notional amount of $60,000 and receive interest at floating rates based on LIBOR. The agreement expired September 11, 2002. This derivative instrument was designated as a cash flow hedge and determined to be effective. Therefore, there was no adjustment to net earnings during 2002. The net gain included in other comprehensive earnings for the twelve months ended November 30, 2002 was $1,906 (or $2,932 pretax). Approximately $1,983 of derivative gains were reclassified into earnings during the fiscal year ended November 30, 2002 as payments were made on its variable rate interest debt.

     Interest paid totaled $278, $1,868 and $7,482 during 2004, 2003 and 2002, respectively.

H. LEASES

     The Company has various lease agreements for offices, warehouses, manufacturing plants, and equipment that expire on various dates through December 2015 and contain renewal options. Some of these leases provide for payment of property taxes, utilities and certain other expenses. Commitments for minimum rentals under noncancelable leases at November 30, 2004 for the next five years are: $9,163 in 2005, $6,547 in 2006, $4,943 in 2007, $4,217 in 2008
and $2,899 in 2009. Rent expense totaled $10,316, $9,999 and $9,879 for the years ended November 30, 2004, 2003 and 2002, respectively.

I. PENSION AND OTHER POSTRETIREMENT PLANS

     The Company has defined benefit pension plans and postretirement health care plans covering certain current and retired employees. In addition to the plan assets related to qualified plans, the Company has funded approximately $1,551 and $1,682 at November 30, 2004 and 2003, respectively, in a restricted trust for

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

its nonqualified plans. This trust is included in other noncurrent assets in the Company's Consolidated Balance Sheets.

     Effective January 1, 2004, the Company froze participation in one of its defined benefit plans. Certain current plan participants will continue to participate in the plan while other participants will not accrue future benefits under the plan but will participate in an enhanced defined contribution plan which offers an increased company match.

     The Company's policy is to contribute to the qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit payments, and to contribute to the postretirement benefit plan an amount equal to the benefit payments. During 2005, the minimum required contribution for the U.S. and non-U.S. pension plans is expected to be zero. The Company from time to time makes contributions in excess of the minimum amount required as economic conditions warrant. The Company contributed $6,500 and $3,000 to the qualified U.S. pension plan in fiscal years 2004 and 2003, respectively. The Company does not expect to make contributions to the U.S. qualified plan in 2005; however it does expect to contribute $421 to the U.S. nonqualified plan, $220 to the non-U.S. plan and $265 to the postretirement benefit plan to pay benefits during 2005.

     The following table shows reconciliations of the pension plans and other postretirement plan benefits as of November 30, 2004 and 2003. The accrued pension benefit liability includes an unfunded benefit obligation of $12,737 and $9,189 as of November 30, 2004 and 2003, respectively, related to nonqualified plans.

                                         PENSION BENEFITS      OTHER POSTRETIREMENT BENEFITS
                                       ---------------------   -----------------------------
                                         2004        2003          2004            2003
                                       ---------   ---------   -------------   -------------
Change in benefit obligation:
Benefit obligation at beginning of
  year...............................  $ 100,509   $  89,116     $   3,750       $   3,661
Currency translation.................        731         730            --              --
Service cost.........................      3,473       4,327           124             114
Interest cost........................      5,906       5,820           217             237
Plan participants' contributions.....         78          62            --              --
Amendments...........................       (138)     (4,014)       (1,708)             --
Actuarial losses/(gains).............     10,765      11,025          (156)           (180)
Benefits paid........................     (4,804)     (6,557)         (233)            (82)
                                       ---------   ---------     ---------       ---------
Benefit obligation at end of year....  $ 116,520   $ 100,509     $   1,994       $   3,750
                                       =========   =========     =========       =========
Change in plan assets:
Fair value of plan assets at
  beginning of year..................  $  86,582   $  72,969     $      --       $      --
Currency translation.................        541         466            --              --
Actual return on plan assets.........      7,207      14,815            --              --
Employer contribution................      6,667       3,103            --              --
Plan participants' contributions.....         78          62            --              --
Benefits paid........................     (4,544)     (4,833)           --              --
                                       ---------   ---------     ---------       ---------
Fair value of plan assets at end of
  year...............................  $  96,531   $  86,582     $      --       $      --
                                       =========   =========     =========       =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

                                         PENSION BENEFITS      OTHER POSTRETIREMENT BENEFITS
                                       ---------------------   -----------------------------
                                         2004        2003          2004            2003
                                       ---------   ---------   -------------   -------------
Reconciliation of Funded Status:
Accumulated benefit obligation.......  $ 106,668   $  92,382     $     n/a       $     n/a
Additional benefit obligation for
  future salary increases............      9,852       8,127           n/a             n/a
                                       ---------   ---------     ---------       ---------
Benefit obligation...................    116,520     100,509         1,994           3,750
Fair value of plan assets............     96,531      86,582            --              --
                                       ---------   ---------     ---------       ---------
Funded status........................    (19,989)    (13,927)       (1,994)         (3,750)
Unrecognized prior service cost......      1,066       1,362        (1,708)             --
Unrecognized net actuarial
  loss/(gain)........................     35,630      26,359          (943)           (819)
                                       ---------   ---------     ---------       ---------
Net amount recognized................  $  16,707   $  13,794     $  (4,645)      $  (4,569)
                                       =========   =========     =========       =========
Amounts recognized in the
  Consolidated Balance Sheets
  include:
  Prepaid benefit cost...............  $  24,574   $  20,153     $      --       $      --
  Accrued benefit liability..........    (11,936)     (8,331)       (4,645)         (4,569)
  Other noncurrent assets............      1,146       1,008            --              --
  Accumulated other comprehensive
     income, pretax..................      2,923         964            --              --
                                       ---------   ---------     ---------       ---------
  Net amount recognized..............  $  16,707   $  13,794     $  (4,645)      $  (4,569)
                                       =========   =========     =========       =========
Assumptions:
  Discount rate......................       5.50%       6.00%         5.50%           6.00%
  Rate of compensation increase......       4.00%       4.00%          n/a             n/a
  Measurement date...................   11/01/04    11/01/03      11/01/04        11/01/03

     The assumptions for the discount rate, rate of compensation increase and expected rate of return and the asset allocations related to the non-U.S. plan are not materially different than for the U.S. plans. The U.S. plan's target allocation is 70% equity securities and 30% debt securities. The target allocation is based on the Company's desire to maximize total return considering the long-term funding objectives of the pension plans but may change in the future. With advice from investment managers, plan assets are diversified to achieve a balance between risk and return. The Company's expected long-term rate of return considers historical returns on plan assets as well as future expectation given the target allocation and current economic conditions with input from investment managers and actuaries.

     As of November 30, the actual pension asset allocations were as follows:

                                                              2004    2003
                                                              -----   -----
Equity securities...........................................   69.0%   69.1%
Debt securities.............................................   30.6%   30.5%
Other.......................................................    0.4%    0.4%
                                                              -----   -----
Total.......................................................  100.0%  100.0%
                                                              =====   =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

     The expected pension benefit payments for the next ten fiscal years are as follows:

                                                                             OTHER
                                                              PENSION    POSTRETIREMENT
                                                              BENEFITS      BENEFITS
                                                              --------   --------------
2005........................................................  $ 5,018         $265
2006........................................................    5,099          295
2007........................................................    5,223          309
2008........................................................   15,308          279
2009........................................................    5,877          234
2010-2014...................................................   39,392          748

     The components of net periodic benefit cost for pensions are shown below. Increases in the liability due to changes in plan benefits are recognized in the net periodic benefit costs through a straight-line amortization over the average remaining service period of employees expected to receive benefits.

                                                           PENSION BENEFITS
                                                   ---------------------------------
                                                     2004        2003        2002
                                                   ---------   ---------   ---------
Components of net periodic benefit cost:
  Service cost...................................  $   3,473   $   4,327   $   3,887
  Interest cost..................................      5,906       5,820       5,759
  Expected return on plan assets.................     (6,963)     (6,001)     (6,793)
  Amortization of unrecognized:
     Prior service cost..........................        158         140         134
     Net actuarial loss..........................      1,375       1,689         628
  Settlement costs for a terminated plan.........         --          69          --
                                                   ---------   ---------   ---------
  Net periodic benefit cost......................  $   3,949   $   6,044   $   3,615
                                                   =========   =========   =========
Assumptions:
  Discount rate..................................       6.00%       6.75%       7.25%
  Expected return on plan assets.................       8.25%       8.50%       9.00%
  Rate of compensation increase..................       4.00%       5.00%       5.00%
  Measurement date...............................   11/01/03    11/01/02    11/01/01

     The assumptions for the expected long-term rate of return on plan assets were based on historical performance and adjusted to reflect the potential range of returns for the current asset allocations. For fiscal 2005, the Company will lower its long-term return on assets assumption to 8.00% and its discount rate assumption to 5.50%, which will increase pension expense by approximately $220 and $600, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

     The postretirement obligations represent a fixed dollar amount per retiree. The Company has the right to modify or terminate these benefits. The participants will assume substantially all future health care benefit cost increases, and future increases in health care costs will not increase the postretirement benefit obligation or cost to the Company. Therefore, the Company has not assumed any annual rate of increase in the per capita cost of covered health care benefits for future years. The prescription drug benefits provided by this plan are assumed not to be actuarially equivalent to Medicare Part D; therefore, the Company does not expect to receive a government subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The components of net periodic benefit cost for postretirement health care benefits are shown below.

                                                       OTHER POSTRETIREMENT BENEFITS
                                                     ---------------------------------
                                                       2004        2003        2002
                                                     ---------   ---------   ---------
Components of net periodic benefit cost:
  Service cost.....................................  $     124   $     114   $     112
  Interest cost....................................        217         237         247
  Amortization of unrecognized net actuarial
     gain..........................................        (32)        (20)        (16)
                                                     ---------   ---------   ---------
  Net periodic benefit cost........................  $     309   $     331   $     343
                                                     =========   =========   =========
Assumptions:
  Discount rate....................................       6.00%       6.75%       7.25%
  Measurement date.................................   11/01/03    11/01/02    11/01/01

     In November 2004, the Company notified active participants that it will freeze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007. As a result, unrecognized prior service costs of $1,708 will be amortized over the average remaining years of service for active plan participants, which will lower fiscal 2005 expense by approximately $340.

     The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement. The Company matches the contributions of participating employees based on the percentages specified in the respective plans. The Company recognized expense related to these plans of $2,886, $1,471 and $1,460 in 2004, 2003 and 2002, respectively.

J. INCOME TAXES

     The provision for income taxes consisted of:

                                                           2004      2003      2002
                                                          -------   -------   -------
Current:
  Federal...............................................  $25,551   $24,433   $21,134
  State.................................................    3,043     2,066     1,699
  Foreign...............................................    2,362     2,938     1,380
Deferred................................................    3,761     1,934       560
                                                          -------   -------   -------
                                                          $34,717   $31,371   $24,773
                                                          =======   =======   =======

     Income taxes paid, net of refunds, totaled $25,633, $22,607 and $17,678 during 2004, 2003 and 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

     Earnings before income taxes and minority interests included the following components:

                                                           2004      2003      2002
                                                          -------   -------   -------
Domestic income.........................................  $90,770   $77,779   $69,748
Foreign income..........................................    8,290     8,280     1,702
                                                          -------   -------   -------
                                                          $99,060   $86,059   $71,450
                                                          =======   =======   =======

     The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates. The reasons for these differences are as follows:

                                                              PERCENT OF PRETAX
                                                                   EARNINGS
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
Statutory U.S. tax rates....................................  35.0%  35.0%  35.0%
State income taxes, net of federal benefit..................   2.1    1.7    1.6
Foreign sales...............................................  (0.8)  (0.8)  (1.0)
Tax credits.................................................  (2.5)  (1.1)  (2.8)
Other, net..................................................   1.2    1.7    1.9
                                                              ----   ----   ----
Consolidated effective income tax rate......................  35.0%  36.5%  34.7%
                                                              ====   ====   ====

     The components of the net deferred tax liability as of November 30, 2004 and 2003 were as follows:

                                                                2004       2003
                                                              --------   --------
Deferred tax assets:
  Deferred compensation.....................................  $  4,206   $  4,333
  Other postretirement benefits.............................     1,132      1,115
  Foreign tax credits and loss carryforwards................     2,102      2,039
  Accounts receivable.......................................     4,501      4,193
  Inventories...............................................     3,610      3,594
  Accrued liabilities and other.............................     5,726      5,020
  Valuation allowance.......................................    (1,229)    (2,039)
                                                              --------   --------
Total deferred tax assets, net..............................    20,048     18,255
                                                              --------   --------
Deferred tax liabilities:
  Pensions..................................................    (6,207)    (4,384)
  Plant assets..............................................   (16,530)   (15,115)
  Intangibles...............................................    (6,406)    (4,530)
                                                              --------   --------
Total deferred tax liabilities..............................   (29,143)   (24,029)
                                                              --------   --------
Deferred tax liability, net.................................  $ (9,095)  $ (5,774)
                                                              ========   ========

     Amounts recognized in the Consolidated Balance Sheets include:

                                                                2004       2003
                                                              --------   --------
Current deferred tax asset..................................  $ 17,069   $ 15,955
Noncurrent deferred tax asset...............................       614        735
Noncurrent deferred tax liability...........................   (26,778)   (22,464)
                                                              --------   --------
Deferred tax liability, net.................................  $ (9,095)  $ (5,774)
                                                              ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

     In 2004 the Company reduced the valuation allowance by $1,225 related to carryforward limitations on foreign tax credits. The reduction was due to changes in tax law, as a result of the American Jobs Creation Act of 2004, and current and anticipated future usage of the foreign tax credits. The 2004 valuation allowance was recorded to reflect the estimated amount of deferred tax assets that may not be realized due to foreign net operating losses. The tax benefit related to approximately $864 of foreign net operating loss carryforwards that do not expire will reduce goodwill from acquired entities when realized. The tax benefit related to approximately $2,939 of foreign net operating loss carryforwards that expire between 2008 and 2014 will be recognized when the benefits are realized or when is it determined that it is more likely than not that such benefit will be realized. The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

     As of November 30, 2004, the Company has not provided taxes on unremitted foreign earnings from certain foreign affiliates of approximately $13,878 that are intended to be indefinitely reinvested in finance operations and expansion outside the United States. If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset any incremental U.S. tax liability. The Company is exploring a one time repatriation of earnings from certain foreign affiliates as a result of the American Jobs Creation Act of 2004, but has not made a decision regarding such repatriation. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the American Jobs Creation Act of 2004. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings.

K. RELOCATION COSTS

     On January 8, 2004, the Company announced that the corporate headquarters would move to the Nashville, Tennessee area in 2004. Costs for this move, which were a one-time expense incurred primarily during fiscal 2004, were approximately $2,209 or $0.05 per diluted share and are included in selling and administrative expenses. The Company has paid all significant relocation costs during fiscal year 2004.

L. CONTINGENCIES

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

M. PREFERRED STOCK PURCHASE RIGHTS

     In March 1996, the Board of Directors of CLARCOR adopted a Shareholder Rights Plan to replace an existing plan that expired on April 25, 1996. Under the terms of the Plan, each shareholder received rights to purchase shares of CLARCOR Series B Junior Participating Preferred Stock. The rights become exercisable only after the earlier to occur of (i) 10 business days after the first public announcement that a person or group (other than a CLARCOR-related entity) has become the beneficial owner of 15% or more of the outstanding shares of CLARCOR Common Stock; or (ii) 10 business days (unless extended by the CLARCOR Board in accordance with the Rights Agreement) after the commencement of, or the intention to make, a tender or exchange offer, the consummation of which would result in any person or group (other than a CLARCOR-related entity) becoming such a 15% beneficial owner. Each right entitles the holder to buy one-hundredth of a share of such preferred stock at an exercise price of $80 subject to certain adjustments.

     Once the rights become exercisable, each right will entitle the holder, other than the acquiring person or group, to purchase a number of CLARCOR common shares at a 50% discount to the then-market price of CLARCOR Common Stock. In addition, under certain circumstances, if the rights become exercisable, the holder will be entitled to purchase the stock of the acquiring individual or group at a 50% discount. The Board may also elect to redeem the rights at $.01 per right. The rights expire on April 25, 2006.

     The authorized preferred stock includes 300,000 shares designated as Series B Junior Participating Preferred Stock.

N. INCENTIVE PLAN

     In 1994, the shareholders of CLARCOR adopted the 1994 Incentive Plan, which allowed the Company to grant stock options, restricted stock and performance awards to officers, directors and key employees. The 1994 Incentive Plan, as amended on March 25, 2000, allowed grants and awards of up to 1.5% of the outstanding common stock as of January 1 of each calendar year. In addition, the Compensation Committee of the Company's Board of Directors could approve an additional 1% of outstanding common stock to be awarded during any calendar year.

     On March 24, 2003, the shareholders of CLARCOR approved the 2004 Incentive Plan, which replaced the 1994 Incentive Plan on its termination date of December 14, 2003. The 2004 Incentive Plan provides for similar types of awards and grants as were permitted by the 1994 Incentive Plan of up to 1,500,000 shares. After the close of fiscal year 2004, 303,472 shares were granted, including the restricted stock units discussed hereafter.

     The following is a description and a summary of key provisions related to these Plans.

Stock Options

     Under the 2004 Incentive Plan, nonqualified stock options may only be granted at the fair market value at the date of grant. All outstanding stock options have been granted at the fair market value on the date of grant. Options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years. Options granted to non-employee directors vest immediately. All options expire ten years from the date of grant unless otherwise terminated.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

     The following table summarizes the activity under the nonqualified stock option plans.

                                             2004                   2003                   2002
                                     --------------------   --------------------   --------------------
                                                 WEIGHTED               WEIGHTED               WEIGHTED
                                                 AVERAGE                AVERAGE                AVERAGE
                                                 EXERCISE               EXERCISE               EXERCISE
                                      SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                     ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year...  1,915,934    $23.67    2,046,268    $19.38    2,324,130    $16.83
Granted............................    524,369     45.09      509,721     33.66      356,925     28.19
Exercised..........................   (574,347)    20.25     (614,317)    17.68     (593,680)    14.62
Surrendered........................    (27,803)    28.88      (25,738)    23.30      (41,107)    20.57
                                     ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year.........  1,838,153    $30.84    1,915,934    $23.67    2,046,268    $19.38
                                     ---------    ------    ---------    ------    ---------    ------
Options exercisable at end of
  year.............................  1,362,664    $29.04    1,349,040    $22.80    1,381,858    $18.52
                                     =========    ======    =========    ======    =========    ======

     The following table summarizes information about the options at November 30, 2004.

                                     OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                             ------------------------------------    -------------------
                                        WEIGHTED      WEIGHTED                  WEIGHTED
                                        AVERAGE        AVERAGE                  AVERAGE
        RANGE OF                        EXERCISE      REMAINING                 EXERCISE
     EXERCISE PRICES         NUMBER      PRICE      LIFE IN YEARS    NUMBER      PRICE
-------------------------    -------    --------    -------------    -------    --------
     $13.83 - $19.58         594,450     $17.95         4.56         538,767     $17.95
     $21.06 - $30.30         257,795     $26.79         6.64         196,551     $26.63
     $32.02 - $45.59         985,908     $39.67         6.96         627,346     $39.31

     The weighted average fair value per option at the date of grant for options granted in 2004, 2003 and 2002 was $11.37, $7.80 and $7.87, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year. Adjustments for forfeitures are made as they occur.

                                                              2004      2003      2002
                                                              -----     -----     -----
Risk-free interest rate.....................................   3.67%     3.87%     4.70%
Expected dividend yield.....................................   1.29%     1.58%     1.91%
Expected volatility factor..................................  22.80%    23.00%    25.50%
Expected option term (in years):
  Original grants without reloads...........................    7.0       7.0       7.0
  Original grants with reloads..............................    5.0       7.0       7.0

Restricted Stock Awards

     During 2004, 2003 and 2002, respectively, the Company granted 18,916, 22,645 and 25,436 restricted units of Company common stock with a fair value of $45.59, $32.30 and $27.50 per share, the respective market price of the stock at the date granted. The restricted share units require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. During the vesting period, officers and key employees receive compensation equal to dividends declared on common shares. Upon vesting, the employee may elect to defer receipt of their shares. Subsequent to the end of fiscal year 2004, the Company granted 16,072 restricted stock units in December 2004 at the then-market price of $52.15. Compensation expense related to restricted stock awards totaled $770, $569 and $426 in 2004, 2003 and 2002, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

Directors' Restricted Stock Compensation

     The incentive plans provide for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash. The directors' rights to the shares vest immediately on the date of grant. In 2004, 2003 and 2002, respectively, 6,320, 7,176 and 8,120 shares of Company common stock were issued under the plans. Compensation expense related to directors' restricted stock totaled $260 for each year 2004, 2003 and 2002.

O. EARNINGS PER SHARE

     The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share reflects the impact of outstanding stock options if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

                                                   2004          2003          2002
                                                -----------   -----------   -----------
Net Earnings..................................  $    63,997   $    54,552   $    46,601
Basic EPS:
  Weighted average number of common shares
     outstanding..............................   25,492,157    25,106,561    24,839,812
     Basic per share amount...................  $      2.51   $      2.17   $      1.88
                                                ===========   ===========   ===========
Diluted EPS:
  Weighted average number of common shares
     outstanding..............................   25,492,157    25,106,561    24,839,812
  Dilutive effect of stock options............      261,212       266,245       332,119
                                                -----------   -----------   -----------
     Diluted weighted average number of common
       shares outstanding.....................   25,753,369    25,372,806    25,171,931
     Diluted per share amount.................  $      2.48   $      2.15   $      1.85
                                                ===========   ===========   ===========

     For fiscal years ended November 30, 2004, 2003 and 2002, respectively, 287,850, 7,773 and 55,458 stock options with a weighted average exercise price of $45.59, $38.80 and $31.66 were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares during the respective periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

P. UNAUDITED QUARTERLY FINANCIAL DATA

     The unaudited quarterly data for 2004 and 2003 were as follows:

                                   FIRST      SECOND     THIRD      FOURTH
                                  QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                  --------   --------   --------   --------   --------
2004:
  Net sales.....................  $175,272   $198,712   $206,209   $207,493   $787,686
  Gross profit..................    51,484     61,099     63,234     64,811    240,628
  Net earnings..................    11,661     14,914     15,875     21,547     63,997
  Net earnings per common share:
     Basic......................  $   0.46   $   0.59   $   0.62   $   0.84   $   2.51
     Diluted....................  $   0.45   $   0.58   $   0.61   $   0.83   $   2.48
2003:
  Net sales.....................  $171,494   $185,775   $190,647   $193,442   $741,358
  Gross profit..................    48,349     56,599     56,154     60,589    221,691
  Net earnings..................     9,596     13,047     14,304     17,605     54,552
  Net earnings per common share:
     Basic......................  $   0.39   $   0.52   $   0.57   $   0.70   $   2.17
     Diluted....................  $   0.38   $   0.51   $   0.56   $   0.68   $   2.15

     Tax benefits arising from the recently enacted American Jobs Creation Act of 2004 decreased income taxes $1,225 and increased diluted EPS by $0.05 during the fourth quarter of 2004. During the fourth quarter of 2003, the Company changed its method of accounting for inventory as described in Note C which increased gross profit by $456, net earnings by $289 and diluted EPS by $0.01.

Q. SEGMENT INFORMATION

     Based on the economic characteristics of the Company's business activities, the nature of products, customers and markets served, and the performance evaluation by management and the Company's Board of Directors, the Company has identified three reportable segments: Engine/Mobile Filtration, Industrial/ Environmental Filtration and Packaging.

     The Engine/Mobile Filtration segment manufactures and markets a complete line of filters used in the filtration of oils, air, fuel, coolant, hydraulic and transmission fluids in both domestic and international markets. The Engine/Mobile Filtration segment provides filters for certain types of transportation equipment including automobiles, heavy-duty and light trucks, buses and locomotives, marine and mining equipment, industrial equipment and heavy-duty construction and agricultural equipment. The products are sold to aftermarket distributors, original equipment manufacturers and dealer networks, private label accounts and directly to truck service centers and large national accounts.

     The Industrial/Environmental Filtration segment manufactures and markets a complete line of filters, cartridges, dust collectors and filtration systems used in the filtration of air and industrial fluid processes in both domestic and international markets. The filters and filter systems are used in commercial and industrial buildings, hospitals, manufacturing processes, pharmaceutical processes, clean rooms, airports, shipyards, refineries, power generation plants and residences. The products are sold to commercial and industrial distributors, original equipment manufacturers and dealer networks, private label accounts, retailers and directly to large national accounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

     The Packaging segment manufactures and markets consumer and industrial packaging products including custom-designed plastic and metal containers and closures and lithographed metal sheets in both domestic and international markets. The products are sold directly to consumer and industrial packaging customers.

     Net sales represent sales to unaffiliated customers. No single customer or class of product accounted for 10% or more of the Company's consolidated 2004 sales. Intersegment sales are not material. Assets are those assets used in each business segment. Corporate assets consist of cash and short-term cash investments, deferred income taxes, headquarters facility and equipment, pension assets and various other assets that are not specific to an operating segment. Unallocated amounts include interest income and expense and other non-operating income and expense items.

     The segment data for the years ended November 30, 2004, 2003 and 2002 were as follows:

                                                         2004       2003       2002
                                                       --------   --------   --------
Net sales:
  Engine/Mobile Filtration...........................  $320,042   $287,797   $263,512
  Industrial/Environmental Filtration................   396,629    386,275    383,613
  Packaging..........................................    71,015     67,286     68,438
                                                       --------   --------   --------
                                                       $787,686   $741,358   $715,563
                                                       ========   ========   ========
Operating profit:
  Engine/Mobile Filtration...........................  $ 66,564   $ 58,299   $ 52,779
  Industrial/Environmental Filtration................    28,671     24,171     20,670
  Packaging..........................................     5,151      4,592      4,326
  Relocation costs...................................    (2,209)        --         --
                                                       --------   --------   --------
                                                         98,177     87,062     77,775
Other income (expense)...............................       883     (1,003)    (6,325)
                                                       --------   --------   --------
Earnings before income taxes and minority
  interests..........................................  $ 99,060   $ 86,059   $ 71,450
                                                       ========   ========   ========
Identifiable assets:
  Engine/Mobile Filtration...........................  $181,611   $153,621   $152,209
  Industrial/Environmental Filtration................   352,093    297,219    306,206
  Packaging..........................................    41,474     39,733     42,114
  Corporate..........................................    52,619     47,664     45,590
                                                       --------   --------   --------
                                                       $627,797   $538,237   $546,119
                                                       ========   ========   ========
Additions to plant assets:
  Engine/Mobile Filtration...........................  $  7,943   $  3,637   $  4,208
  Industrial/Environmental Filtration................    12,274      4,825      5,386
  Packaging..........................................     1,204      3,284      2,242
  Corporate..........................................       931      1,296        368
                                                       --------   --------   --------
                                                       $ 22,352   $ 13,042   $ 12,204
                                                       ========   ========   ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA) -- (CONTINUED)

                                                         2004       2003       2002
                                                       --------   --------   --------
Depreciation and amortization:
  Engine/Mobile Filtration...........................  $  7,272   $  7,335   $  7,328
  Industrial/Environmental Filtration................     8,493      8,075      8,642
  Packaging..........................................     2,624      2,861      3,096
  Corporate..........................................       762        714        694
                                                       --------   --------   --------
                                                       $ 19,151   $ 18,985   $ 19,760
                                                       ========   ========   ========

     Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2004, 2003 and 2002. Net sales by geographic area are based on sales to final customers within that region.

                                                         2004       2003       2002
                                                       --------   --------   --------
Net sales:
  United States......................................  $620,337   $599,843   $599,937
  Europe.............................................    80,441     70,023     56,130
  Other international................................    86,908     71,492     59,496
                                                       --------   --------   --------
                                                       $787,686   $741,358   $715,563
                                                       ========   ========   ========
Plant assets, at cost, less accumulated depreciation:
  United States......................................  $133,361   $120,719   $125,508
  Europe.............................................     6,626      6,423      6,239
  Other international................................     2,255      2,430      1,145
                                                       --------   --------   --------
                                                       $142,242   $129,572   $132,892
                                                       ========   ========   ========

                                  CLARCOR INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED NOVEMBER 30, 2004, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)

                  COLUMN A                      COLUMN B           COLUMN C             COLUMN D      COLUMN E
--------------------------------------------   ----------   -----------------------    ----------    ----------
                                                                   ADDITIONS
                                                            -----------------------
                                                               (1)          (2)
                                               BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                               BEGINNING    COSTS AND      OTHER                       END OF
                DESCRIPTION                    OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS      PERIOD
--------------------------------------------   ----------   ----------   ----------    ----------    ----------
2004:
Allowance for losses on accounts
  receivable................................     $9,106       $2,302        $166(A)      $2,017(B)     $9,557
                                                 ======       ======        ====         ======        ======
2003:
Allowance for losses on accounts
  receivable................................     $7,020       $3,407        $994(A)      $2,315(B)     $9,106
                                                 ======       ======        ====         ======        ======
2002:
Allowance for losses on accounts
  receivable................................     $7,920       $2,379        $ 95(A)      $3,374(B)     $7,020
                                                 ======       ======        ====         ======        ======

NOTES:

(A) Due to business acquisitions and reclassifications.

(B) Bad debts written off during year, net of recoveries.