Form 10-Q
period 2005-02-26
CLARCOR INC
filed 2005-03-17
CIK 20740

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

                     For the quarter ended February 26, 2005

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

                For the quarterly period ended February 26, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number 1-11024

                                  CLARCOR Inc.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            36-0922490
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

840 Crescent Centre Drive, Suite 600, Franklin, TN                 37067
-------------------------------------------------                ----------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code               615-771-3100

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

                      25,759,944 common shares outstanding
               -------------------------------------------------

Part I - Item 1

                                   CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                               February 26,     November 30,
                                                                   2005             2004
                                                               ------------     ------------
                                                               (unaudited)
                            ASSETS

Current assets:
      Cash and short-term cash investments                      $  16,181        $  22,520
      Accounts receivable, less allowance for losses
          of $9,949 for 2005 and $9,557 for 2004                  138,256          143,719
      Inventories:
          Raw materials                                            41,907           39,630
          Work in process                                          18,006           14,432
          Finished products                                        62,285           61,509
                                                                ---------        ---------
             Total inventories                                    122,198          115,571
                                                                ---------        ---------

      Prepaid expenses and other current assets                     4,969            5,111
      Deferred income taxes                                        17,255           17,069
                                                                ---------        ---------
                 Total current assets                             298,859          303,990
                                                                ---------        ---------

Plant assets at cost,                                             334,584          331,170
      less accumulated depreciation                              (193,963)        (188,928)
                                                                ---------        ---------
                                                                  140,621          142,242
                                                                ---------        ---------
Goodwill                                                          103,371          103,174
Trademarks                                                         29,494           29,494
Customer relationships, less accumulated amortization               7,722            7,845
Other acquired intangibles, less accumulated amortization           7,086            7,276
Pension assets                                                     24,521           24,574
Other noncurrent assets                                             9,326            9,202
                                                                ---------        ---------
                                                                $ 621,000        $ 627,797
                                                                =========        =========
                            LIABILITIES

Current liabilities:
      Current portion of long-term debt                         $     306        $     420
      Accounts payable                                             53,751           63,605
      Income taxes                                                 10,644            7,993
      Accrued employee compensation                                13,072           23,768
      Other accrued liabilities                                    33,305           30,486
                                                                ---------        ---------
                 Total current liabilities                        111,078          126,272
                                                                ---------        ---------
Long-term debt, less current portion                               16,042           24,130
Postretirement health care benefits                                 4,352            4,380
Long-term pension liabilities                                      12,418           11,256
Deferred income taxes                                              26,704           26,778
Other long-term liabilities                                         5,539            4,874
Minority interests                                                  1,803            1,645

Contingencies

                            SHAREHOLDERS' EQUITY

Capital stock                                                      25,760           25,612
Capital in excess of par value                                     28,080           23,995
Accumulated other comprehensive earnings                            2,167            1,671
Retained earnings                                                 387,057          377,184
                                                                ---------        ---------
                                                                  443,064          428,462
                                                                ---------        ---------
                                                                $ 621,000        $ 627,797
                                                                =========        =========

            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                     --------------------------------
                                                     February 26,        February 28,
                                                         2005               2004
                                                     ------------        ------------
Net sales                                            $    196,261        $    175,272
Cost of sales                                             139,242             123,788
                                                     ------------        ------------

    Gross profit                                           57,019              51,484

Selling and administrative expenses                        35,939              33,671
                                                     ------------        ------------

    Operating profit                                       21,080              17,813
                                                     ------------        ------------

Other income (expense):
   Interest expense                                          (143)               (118)
   Interest income                                            114                  51
   Other, net                                                (283)                652
                                                     ------------        ------------

                                                             (312)                585
                                                     ------------        ------------

    Earnings before income taxes and
     minority interests                                    20,768              18,398

Provision for income taxes                                  7,536               6,703
                                                     ------------        ------------

    Earnings before minority interests                     13,232              11,695

Minority interests in earnings of subsidiaries                (78)                (34)
                                                     ------------        ------------

Net earnings                                         $     13,154        $     11,661
                                                     ============        ============

Net earnings per common share:
    Basic                                            $       0.51        $       0.46
                                                     ============        ============
    Diluted                                          $       0.50        $       0.45
                                                     ============        ============

Average number of common shares outstanding:
    Basic                                              25,722,208          25,368,917
                                                     ============        ============
    Diluted                                            26,160,899          25,813,606
                                                     ============        ============

Dividends paid per share                             $     0.1275        $     0.1250
                                                     ============        ============

            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                Three Months Ended
                                                          ------------------------------
                                                          February 26,      February 28,
                                                              2005             2004
                                                          ------------      ------------
Cash flows from operating activities:
     Net earnings                                            $ 13,154        $ 11,661
     Depreciation                                               5,214           4,602
     Amortization                                                 315             190
     Changes in assets and liabilities                         (7,437)           (993)
     Other, net                                                    75            (653)
                                                             --------        --------

             Net cash provided by operating activities         11,321          14,807
                                                             --------        --------

Cash flows from investing activities:
     Additions to plant assets                                 (3,575)         (5,242)
     Other, net                                                    39           1,407
                                                             --------        --------

             Net cash used in investing activities             (3,536)         (3,835)
                                                             --------        --------

Cash flows from financing activities:
     Net proceeds (payments) under line of credit              (7,500)          1,500
     Payments on long-term debt                                  (702)            (34)
     Cash dividends paid                                       (3,281)         (3,175)
     Other, net                                                (2,787)            297
                                                             --------        --------

             Net cash used in financing activities            (14,270)         (1,412)
                                                             --------        --------

Net effect of exchange rate changes on cash                       146             242
                                                             --------        --------

Net change in cash and short-term cash investments             (6,339)          9,802

Cash and short-term cash investments,
     beginning of period                                       22,520           8,348
                                                             --------        --------
Cash and short-term cash investments,
     end of period                                           $ 16,181        $ 18,150
                                                             ========        ========

Cash paid during the period for:
     Interest                                                $    156        $    117
                                                             ========        ========
     Income taxes                                            $  3,509        $  5,962
                                                             ========        ========

            See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.    CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated condensed balance sheet as of February 26, 2005, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended February 26, 2005, and February 28, 2004, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 27, 2004 annual report on Form 10-K (2004 Form 10-K). The November 30, 2004 consolidated balance sheet data was derived from CLARCOR's year-end audited financial statements as presented in the 2004 Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended February 26, 2005 are not necessarily indicative of the operating results for the full year.

2.    STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation using the intrinsic value method. If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates, the Company's pro forma net earnings and basic and diluted earnings per share (EPS) would have been as follows:

                                                                      Three Months Ended
                                                                ------------------------------
                                                                February 26,      February 28,
                                                                   2005              2004
                                                                ------------      ------------
Net earnings, as reported                                        $   13,154        $   11,661
Add stock-based compensation expense, net of tax,
  included in net earnings                                              145               122
Less total stock-based compensation expense under
  the fair value-based method, net of tax                              (709)             (713)
                                                                 ----------        ----------
Pro forma net earnings                                           $   12,590        $   11,070
                                                                 ==========        ==========

Basic EPS, as reported                                           $     0.51        $     0.46
Pro forma basic EPS                                              $     0.49        $     0.44

Diluted EPS, as reported                                         $     0.50        $     0.45
Pro forma diluted EPS                                            $     0.48        $     0.43

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3.    EARNINGS PER SHARE (Continued)

                                                                      Three Months Ended
                                                                -----------------------------
                                                                February 26,      February 28,
                                                                   2005              2004
                                                                ------------      ------------
Net Earnings                                                    $    13,154       $    11,661

Basic EPS:
    Weighted average number of common
       shares outstanding                                        25,722,208        25,368,917

       Basic per share amount                                   $      0.51       $      0.46
                                                                ===========       ===========

Diluted EPS:
    Weighted average number of common
       shares outstanding                                        25,722,208        25,368,917
    Dilutive effect of stock options and restricted stock           438,691           444,689
                                                                -----------       -----------
       Diluted weighted average number of
         common shares outstanding                               26,160,899        25,813,606

       Diluted per share amount                                 $      0.50       $      0.45
                                                                ===========       ===========

      Options with exercise prices greater than the average market price of the common shares during the respective quarter were not included in the computation of diluted earnings per share. For the three months ended February 26, 2005, there were no options excluded. For the three months ended February 28, 2004, 293,400 options with a weighted average exercise price of $45.59 were excluded from the computation.

      For the three months ended February 26, 2005, exercises of stock options added $1,149 to capital in excess of par value.

4.    COMPREHENSIVE EARNINGS

      The Company's total comprehensive earnings and its components are as follows:

                                                     Three Months Ended
                                                  --------------------------
                                                  February 26,  February 28,
                                                      2005         2004
                                                  ------------  ------------
Net earnings                                        $13,154       $11,661
Other comprehensive earnings, net of tax:
     Foreign currency translation adjustments           496         2,105
                                                    -------       -------
Total comprehensive earnings                        $13,650       $13,766
                                                    =======       =======

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

4.    COMPREHENSIVE EARNINGS (Continued)

      The components of the ending balances of accumulated other comprehensive earnings are as follows: February 26, 2005 November 30, 2004

                                                   February 26,       November 30,
                                                       2005               2004
                                                   ------------       ------------
Minimum pension liability, net of $1,089 tax       $     (1,834)      $     (1,834)
Translation adjustments                                   4,001              3,505
                                                   ------------       ------------
Accumulated other comprehensive earnings/(loss)    $      2,167       $      1,671
                                                   ============       ============

5.    GUARANTEES AND WARRANTIES

      The Company has provided letters of credit totaling approximately $24,699 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

      In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

      The Company has a majority ownership interest in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners' interest for an amount estimated not to exceed $1,200.

      Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

      Changes in the Company's warranty accrual during the quarter ended February 26, 2005 are as follows:

Balance at November 27, 2004                                         $     1,200
   Accruals for warranties issued during the period                          601
   Accruals related to pre-existing warranties                                72
   Settlements made during the period                                       (325)
   Other adjustments, including currency translation                          19
                                                                     -----------
Balance at February 26, 2005, included in other current liabilities  $     1,567
                                                                     ===========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

6.    GOODWILL AND INTANGIBLES

      The following table summarizes the activity for acquired intangibles by reporting unit for the quarter ended February 26, 2005.

                                                                                         2005
                                                        -------------------------------------------------------------------------
                                                                                      Currency
                                                        Beginning                    Translation                         End of
                                                         of Year   Acquisitions      Adjustments      Amortization       Quarter
                                                        ---------  ------------      -----------      ------------       --------
Goodwill:
 Engine/Mobile Filtration                               $  16,249  $          -      $       189      $          -       $ 16,438
 Industrial/Environmental Filtration                       86,925             -                8                 -         86,933
 Packaging                                                      -             -                -                 -              -
                                                        ---------  ------------      -----------      ------------       --------
                                                        $ 103,174  $          -      $       197      $          -       $103,371
                                                        =========  ============      ===========      ============       ========
Trademarks:
 Engine/Mobile Filtration                               $     603  $          -      $         -      $          -       $    603
 Industrial/Environmental Filtration                       28,891             -                -                 -         28,891
 Packaging                                                      -             -                -                 -              -
                                                        ---------  ------------      -----------      ------------       --------
                                                        $  29,494  $          -      $                $          -       $ 29,494
                                                        =========  ============      ===========      ============       ========
Customer Relationships, gross:
 Engine/Mobile Filtration                               $     943  $          -      $         -      $          -       $    943
 Industrial/Environmental Filtration                        7,844             -                -                 -          7,844
 Packaging                                                      -             -                -                 -              -
                                                        ---------  ------------      -----------      ------------       --------
                                                            8,787             -                -                 -          8,787
       Less accumulated amortization                          942             -                -               123          1,065
                                                        ---------  ------------      -----------      ------------       --------
                                                        $   7,845  $          -      $         -      $        123       $  7,722
                                                        =========  ============      ===========      ============       ========
Other acquired intangibles, gross:
 Engine/Mobile Filtration                               $     209  $          -      $         2      $          -       $    211
 Industrial/Environmental Filtration                       11,024             -                -                 -         11,024
 Packaging                                                      -             -                -                 -              -
                                                        ---------  ------------      -----------      ------------       --------
                                                           11,233             -                2                 -         11,235
       Less accumulated amortization                        3,957             -                -               192          4,149
                                                        ---------  ------------      -----------      ------------       --------
                                                        $   7,276  $          -      $         2      $        192       $  7,086
                                                        =========  ============      ===========      ============       ========

      Amortization expense is estimated to be $1,259 in 2005, $1,191 in 2006, $1,125 in 2007, $1,006 in 2008 and $818 in 2009.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

7.    RETIREMENT BENEFITS

      The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

                                                    Three Months Ended
                                             ---------------------------------
                                              February 26,        February 28,
                                                 2005                2004
                                             --------------       ------------
Pension Benefits

Components of net periodic benefit cost:
     Service cost                            $          947       $        879
     Interest cost                                    1,568              1,474
     Expected return on plan assets                  (1,881)            (1,738)
     Amortization of unrecognized:
        Prior service cost                               40                 39
        Net actuarial loss                              524                344
                                             --------------       ------------
Net periodic benefit cost                    $        1,198       $        998
                                             ==============       ============
Contributions                                $          125       $         79
                                             ==============       ============
Postretirement Healthcare Benefits

Components of net periodic benefit cost:
     Service cost                            $            8       $         31
     Interest cost                                       26                 55
     Amortization of unrecognized:
        Prior service cost                              (31)                 -
        Net actuarial gain                              (19)                (8)
                                             --------------       ------------
Net periodic benefit cost/(income)           $          (16)      $         78
                                             ==============       ============
Contributions                                $           66       $         64
                                             ==============       ============

      In November 2004, the Company notified active participants that it will freeze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007. As a result, unrecognized prior service costs of $1,708 will be amortized over the average remaining years of service for active plan participants, which will lower fiscal 2005 expense by approximately $340.

      The Company's policy is to contribute to the qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit payments, and to contribute to the postretirement benefit plan an amount equal to the benefit payments. During 2005, the minimum required contribution for the U.S. and non-U.S. pension plans is expected to be zero. The Company from

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

7.    RETIREMENT BENEFITS (Continued)

      time to time makes contributions in excess of the minimum amount required as economic conditions warrant. The Company does not expect to make contributions to the U.S. qualified plan in 2005; however it does expect to fund $421 for the U.S. nonqualified plan, $220 for the non-U.S. plan and $265 for the postretirement benefit plan to pay benefits during 2005.

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

9.    SEGMENT DATA

      The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the three months ended February 26, 2005 and February 28, 2004, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

10.   SEGMENT DATA (Continued)

                                                Three Months Ended
                                            ----------------------------
                                            February 26,    February 28,
                                                2005           2004
                                            ------------    ------------
Net sales:
     Engine/Mobile Filtration                $   83,129      $  70,800
     Industrial/Environmental Filtration         97,198         88,962
     Packaging                                   15,934         15,510
                                             ----------      ---------
                                             $  196,261      $ 175,272
                                             ==========      =========

Operating profit:
     Engine/Mobile Filtration                $   16,778      $  14,425
     Industrial/Environmental Filtration          3,969          3,252
     Packaging                                      333            136
                                             ----------      ---------
                                                 21,080         17,813
Other income (expense)                             (312)           585
                                             ----------      ---------
Earnings before income taxes and
     minority earnings                       $   20,768      $  18,398
                                             ==========      =========

Identifiable assets:
     Engine/Mobile Filtration                $  187,062      $ 161,777
     Industrial/Environmental Filtration        345,923        300,449
     Packaging                                   41,313         41,140
     Corporate                                   46,702         44,999
                                             ----------      ---------
                                             $  621,000      $ 548,365
                                             ==========      =========

11.   RECENT RELEVANT ACCOUNTING STANDARDS

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective for the Company's fourth quarter 2005. Adoption of this standard is expected to reduce the Company's net earnings and earnings per share for interim and annual periods after adoption. Management has not fully determined the impact of adopting SFAS No. 123R, but expects fourth quarter EPS to be reduced by approximately $0.02 to $0.03 if the modified prospective method of reporting is selected.

      On December 21, 2004, the FASB issued two FSPs regarding the accounting implications of the American Jobs Creation Act of 2004 (the Act). FSP No. 109-1, "Application of FASB Statement No. 109 `Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" is not expected to have an effect on the Company's effective tax rate until fiscal 2006. FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" was effective for fiscal 2004 and allows the Company additional time to evaluate the impact of the Act on its plan for repatriation of foreign earnings. The Company is currently exploring a one time repatriation of earnings from certain foreign affiliates but has not made a decision regarding such repatriation.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

13.   ACQUISITION

      Subsequent to the end of the first quarter of 2005, the Company acquired Niagara Screen Products Limited (Niagara), a manufacturer of woven wire and metallic screening and filtration products, located in St. Catharines, Ontario, Canada for approximately $3,600 in cash. Niagara became a wholly-owned subsidiary of the Company and will be included in the Industrial/Environmental Filtration segment beginning in the second quarter of 2005. The settlement of final purchase price adjustments and allocation of the purchase price to major categories of assets and liabilities will be completed during the second half of 2005.

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: FIRST QUARTER OF 2005 COMPARED WITH FIRST QUARTER OF
2004.

CLARCOR reported record sales, operating profit and net earnings for the first quarter of 2005. Sales increased 12.0%, operating profit increased 18.3% and net earnings increased 12.8% over the same quarter in 2004.

Net sales of $196,261,000 increased from $175,272,000 reported for the first quarter of 2004. Sales from the fourth quarter 2004 acquisition of Purolator EFP added approximately $6,300,000 and a small acquisition at the beginning of the second quarter 2004 added approximately $1,700,000 to first quarter 2005. Fluctuations in foreign currency translation did not have a material impact on the 2005 quarter.

The Engine/Mobile Filtration segment reported increased sales of 17.4% to $83,129,000 from $70,800,000 in 2004. This increase was primarily due to additional sales of heavy-duty filters through domestic and international aftermarket distribution, OEM dealers and national accounts and sales to railroads and railroad equipment maintenance companies. Sales related to a second quarter 2004 acquisition added approximately $1,700,000 in first quarter 2005 sales. Price increases related primarily to higher material costs also increased sales for the quarter.

The Company's Industrial/Environmental Filtration segment recorded a 9.3% overall increase in sales to $97,198,000 for the 2005 quarter from $88,962,000 for the 2004 first quarter. Included in the sales increase is approximately $6,300,000 from Purolator EFP which was acquired in fourth quarter 2004. Sales increased, both domestically and internationally, in several specialty filtration markets including oil and gas drilling, aviation and process liquid. Sales levels in the 2005 quarter were lower for HVAC filters used in commercial and residential applications due in part to reduced filter usage in manufacturing facilities including automobile and automotive parts manufacturing plants.

The Packaging segment reported sales of $15,934,000 compared to $15,510,000 in 2004. Sales increases for the quarter were primarily related to flat sheet metal decorating and price increases that more than offset a decrease in plastic packaging sales.

Operating profit for the first quarter of 2005 was $21,080,000 compared to $17,813,000 in 2004, an 18.3% increase. The operating profit increase resulted primarily from the Engine/Mobile segment's sales growth, continued cost reduction programs throughout each of the business segments and from Purolator EFP which was acquired in the fourth quarter 2004.

The Engine/Mobile Filtration segment recorded an operating profit increase in 2005 of 16.3% compared to 2004. This increase resulted primarily from sales growth, cost reduction programs and favorable capacity utilization. The segment's operating margin was 20.2% compared to 20.4% recorded in the first quarter of 2004. Price increases initiated during the second half of 2004 and in 2005 have substantially offset higher costs of purchased materials and other cost increases. Additional pricing changes are expected to be made if additional cost increases are incurred.

The Industrial/Environmental Filtration segment reported operating profit of $3,969,000 in 2005 compared to $3,252,000 in 2004. The majority of the additional profit is attributed to Purolator EFP.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Operating profit improved related to sales increases of higher margin specialty filtration products that offset reduced operating profit due to lower sales of HVAC products. The segment's operating margin improved to 4.1% compared to 3.7% in the 2004 quarter.

The Packaging segment's operating profit in the 2005 quarter was $333,000 compared to $136,000 in 2004. The improvement resulted primarily from improved sales levels of metal packaging products and cost reduction programs initiated since the first quarter of 2004. Price increases to customers substantially offset cost increases incurred for purchased materials.

Net other expense for the 2005 quarter of $312,000 included interest expense of $143,000, foreign currency exchange losses of $234,000 and interest income of $114,000. Net other income in 2004 of $585,000 included a $720,000 gain related to the sale of a building, interest expense of $118,000 and interest income of $51,000.

Earnings before income taxes and minority interests for the first quarter of 2005 totaled $20,768,000, compared to $18,398,000 in the comparable quarter last year. The provision for income taxes in 2005 was $7,536,000 compared to $6,703,000 in 2004. The effective rate was 36.3% in 2005 and 36.4% in 2004. The
Company expects that the overall effective tax rate for fiscal 2005 will be approximately 36.3%.

Net earnings in the first quarter of the current year were $13,154,000, or $0.50 per share on a diluted basis. Net earnings in the first quarter of 2004 were $11,661,000, or $0.45 per share on a diluted basis. Diluted average shares outstanding were 26,160,899 at the end of the first quarter of 2005, an increase of 1.3% from the average of 25,813,606 for the 2004 quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities decreased to $11,321,000 in first quarter 2005 compared to $14,807,000 in 2004, primarily due to increased investment in working capital in the 2005 quarter. For first quarter 2005, cash flows for investing activities totaled $3,536,000 and included $3,575,000 used for plant asset additions. In the 2004 quarter, $5,242,000 was used for additions to plant assets and $1,407,000 was received from the sale of plant assets. Cash flows used in financing activities totaled $14,270,000 in 2005 and included net payments of $8,202,000 on debt agreements and $3,281,000 used for dividend payments. Cash flows used in financing activities of $1,412,000 in 2004 included net proceeds from debt agreements of $1,500,000 and dividend payments of $3,175,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's debt agreements. There were no borrowings at the end of the first quarter 2005 on a $165 million multicurrency revolving credit facility. The credit facility also includes a $40 million letter of credit line subline, against which $8,491,000 had been issued at the end of the first quarter of 2005. Other long-term debt totaled $16,348,000 at the end of the 2005 quarter. The Company is in compliance with all covenants related to debt agreements.

The Company expects to continue to use future additional cash flow for dividends, capital expenditures and acquisitions. Capital expenditures in fiscal year 2005 are expected to be

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
approximately $20 million to $22 million and will be used primarily for normal facility improvements, productivity improvements, improvements to technical centers, and to support new products. Early in the second quarter of 2005, the Company acquired a small filtration company in Canada for approximately $3.6 million, subject to settlement with the sellers of the final amount of net assets acquired. The Company's off-balance sheet arrangements relate to various operating leases. The Company had no derivative, swap, hedge, variable interest entity or special purpose entity agreements during 2005 or 2004.

The following table summarizes the Company's fixed cash obligations for the various future years ending November 30:

(Dollars in thousands)

                               2005     2006 & 2007  2008 & 2009  Thereafter
                             --------   -----------  -----------  ----------
Long-Term Debt               $  1,018     $   220      $     -     $ 15,812
Credit Facility              $  7,500     $     -      $     -     $      -
Operating Leases             $  9,267     $14,315      $ 7,922     $  9,612

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

The Company's financial position at the end of the first quarter reflected cash and short-term investments of $16,181,000, a decrease from $22,520,000 at year-end 2004. As mentioned previously, subsequent to the end of the 2005 first quarter, approximately $3.6 million of cash was used for a small acquisition. At the end of first quarter 2005 compared to year-end 2004, accounts receivable were reduced by $5,463,000 primarily due to lower sales in the first quarter of 2005 compared to the fourth quarter of 2004. Inventories increased $6,627,000 from the year-end level due to inventory requirements for increased shipments expected for the remainder of 2005. The changes in accounts receivable and inventories at the end of the first quarter were consistent with the normal seasonality changes between fiscal quarters. The current ratio at the end of the first quarter was 2.7 compared to 2.4 at the end of fiscal 2004. The ratio of total debt to total capitalization was 3.6% at the end of the 2005 first quarter compared to the year-end 2004 level of 5.4%. At the end of the first quarter 2005, CLARCOR had 25,759,944 shares of common stock outstanding.

OTHER MATTERS

Market Risk

The Company's interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company's Annual Report and Form 10-K for the year ended November 30, 2004 (the "Annual Report") in the Financial Review.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Critical Accounting Policies

The Company's critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company's Annual Report in the Financial Review. These policies have been consistently applied in all material respects. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

Recent Relevant Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. SFAS No. 123R is effective for the Company's fourth quarter 2005. Adoption of this standard is expected to reduce the Company's net earnings and earnings per share for interim and annual periods after adoption. Management has not fully determined the impact of adopting SFAS No. 123R, but expects fourth quarter EPS to be reduced by approximately $0.02 to $0.03 if the modified prospective method of reporting is selected.

On December 21, 2004, the FASB issued two FSPs regarding the accounting implications of the American Jobs Creation Act of 2004 (the Act). FSP No. 109-1, "Application of FASB Statement No. 109 `Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" is not expected to have an effect on the Company's effective tax rate until fiscal 2006. FSP No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" was effective for fiscal 2004 and allows the Company additional time to evaluate the impact of the Act on its plan for repatriation of foreign earnings. The Company is currently exploring a one time repatriation of earnings from certain foreign affiliates but has not made a decision regarding such repatriation.

Outlook

Continued sales growth for the Company overall is expected for the remainder of 2005. Engine/Mobile segment sales are expected to grow due to increased aftermarket distribution, sales to OEM dealers and sales of new products. Sales are expected to increase for the Industrial/Environmental segment as a result of several initiatives including an increased level of HVAC sales staff and new products along with continued growth for specialty filtration products including those used in oil and gas drilling applications, aviation and waste water treatment. Sales growth is also expected for the Packaging segment for the remainder of 2005.

As a result of the anticipated overall sales growth for the Company combined with continued cost control efforts, it is expected that diluted earnings per share for 2005 will be in the $2.63 to $2.71 range. This range includes an estimate of $0.02 to $0.03 related to the expense that will be recorded for stock-based compensation beginning with the Company's fourth quarter 2005 adoption of SFAS No. 123R if the modified prospective method of reporting is selected.

Continued emphasis on cost reductions and price changes within each business unit are expected to offset costs that have increased for energy and purchased materials, primarily metal products.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

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

CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings. Early in the second quarter of 2005 a small filtration company was acquired. This acquisition will not materially affect operating results for 2005.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company's products are sold; the success of the Company's Total Filtration Program; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles and purchasing patterns of distributors and customers; changes in costs of raw materials, insurance, pensions and energy; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the success of sales and marketing programs; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the cost of regulatory requirements such as Sarbanes-Oxley
Section 404; the effect of changes in accounting rules; the fluctuation in foreign and U.S. currency exchange rates; market disruptions caused by domestic or international conflicts; extraordinary events such as litigation, acquisitions or divestitures including related charges; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Due to the foregoing items it is possible that in some future quarters the Company's operating results will be below the expectation of stock market analysts and investors. In such event, the price of CLARCOR common stock could be materially adversely affected.

Part I - Item 3. Quantitative and Qualitative Disclosure About Market Risk.

      The information required hereunder is set forth on Page 15 of the Quarterly Report under the captions "Management's Discussion and Analysis
      - Other Matters - Market Risk."

Part I - Item 4. Controls and Procedures.

      The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of February 26, 2005. Based on their evaluation, they concluded that the Company's disclosure controls and procedures were effective in achieving the objectives for which they were designed. No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter ended February 26, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information

Item 6 Exhibits and Reports on Form 8K

a.    Exhibits:

      31(i) Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31(ii) Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32(i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

c.    Reports Filed on Form 8-K During the First Quarter Ended February 26,
      2005.

            Form 8-K dated December 15, 2004 reporting Item 1.01 -- Entry into a Material Definitive Agreement. The Company reported that the Board of Directors adopted a resolution changing the Company's Compensation Plan for Directors.

            Form 8-K dated January 4, 2005 reporting Item 5.02 -- Departure of Directors or Principal Officers; Election of Officers; Appointment of Principal Officers reporting the resignation of two members of its Board of Directors, Mr. Keith Wandell and Ms. Roseann Stevens, effective December 31, 2004.

            Form 8-K dated January 13, 2005 reporting Item 7 -- Financial Statements and Exhibits and Item 5 -- Other Events. Item 7 (c) included an exhibit 99.1, "CLARCOR Press Release dated January 12, 2005".

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CLARCOR INC.
                                       (Registrant)

March 17, 2005                         By         /s/ Norman E. Johnson
--------------                            --------------------------------------
   (Date)                                           Norman E. Johnson
                                           Chairman of the Board, President and
                                                 Chief Executive Officer

March 17, 2005                         By           /s/ Bruce A. Klein
--------------                            --------------------------------------
   (Date)                                             Bruce A. Klein
                                               Vice President - Finance and
                                                 Chief Financial Officer