Form 10-Q
period 2005-05-28
CLARCOR INC
filed 2005-06-16
CIK 20740

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

                       For the quarter ended May 28, 2005

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

                   For the quarterly period ended May 28, 2005

                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                         Commission File Number 1-11024


                                  CLARCOR Inc.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                           36-0922490
--------------------------------                        --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


840 Crescent Centre Drive, Suite 600, Franklin, TN               37067
---------------------------------------------------          --------------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code           615-771-3100
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

                      51,576,809 common shares outstanding
                    -----------------------------------------

Part I - Item 1

                                  CLARCOR Inc.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                    --------

                                                                   May 28,        November 30,
                                  ASSETS                            2005             2004
                                                                 ---------        -----------
                                                                (unaudited)
Current assets:
     Cash and short-term cash investments                        $  27,600         $  22,520
     Accounts receivable, less allowance for losses
         of $10,000 for 2005 and $9,557 for 2004                   145,831           143,719
     Inventories:
         Raw materials                                              42,612            39,630
         Work in process                                            17,398            14,432
         Finished products                                          60,794            61,509
                                                                 ---------         ---------
            Total inventories                                      120,804           115,571
                                                                 ---------         ---------
     Prepaid expenses and other current assets                       5,733             5,111
     Deferred income taxes                                          17,091            17,069
                                                                 ---------         ---------
               Total current assets                                317,059           303,990
                                                                 ---------         ---------
Plant assets at cost,                                              340,360           331,170
     less accumulated depreciation                                (198,130)         (188,928)
                                                                 ---------         ---------
                                                                   142,230           142,242
                                                                 ---------         ---------
Goodwill                                                           106,588           103,174
Trademarks                                                          29,500            29,494
Customer relationships, less accumulated amortization                7,718             7,845
Other acquired intangibles, less accumulated amortization            6,894             7,276
Pension assets                                                      24,418            24,574
Other noncurrent assets                                              9,185             9,202
                                                                 ---------         ---------
                                                                 $ 643,592         $ 627,797
                                                                 =========         =========

                               LIABILITIES

Current liabilities:
     Current portion of long-term debt                           $     191         $     420
     Accounts payable                                               51,156            63,605
     Income taxes                                                   13,998             7,993
     Accrued employee compensation                                  18,037            23,768
     Other accrued liabilities                                      35,912            30,486
                                                                 ---------         ---------
               Total current liabilities                           119,294           126,272
                                                                 ---------         ---------
Long-term debt, less current portion                                16,029            24,130
Postretirement health care benefits                                  4,319             4,380
Long-term pension liabilities                                       13,197            11,256
Deferred income taxes                                               26,575            26,778
Other long-term liabilities                                          5,491             4,874
Minority interests                                                   1,931             1,645

Contingencies

                           SHAREHOLDERS' EQUITY

Capital stock                                                       51,577            25,612
Capital in excess of par value                                      29,180            23,995
Accumulated other comprehensive earnings                               667             1,671
Retained earnings                                                  375,332           377,184
                                                                 ---------         ---------
                                                                   456,756           428,462
                                                                 ---------         ---------
                                                                 $ 643,592         $ 627,797
                                                                 =========         =========


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                  CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                    ---------


                                                                 Quarter Ended                           Six Months Ended
                                                      ---------------------------------         ---------------------------------
                                                         May 28,              May 29,              May 28,              May 29,
                                                          2005                 2004                 2005                 2004
                                                      ------------         ------------         ------------         ------------
Net sales                                             $    219,786         $    198,712         $    416,047         $    373,984
Cost of sales                                              153,700              137,613              292,942              261,401
                                                      ------------         ------------         ------------         ------------

    Gross profit                                            66,086               61,099              123,105              112,583

Selling and administrative expenses                         38,533               37,306               74,472               70,977
                                                      ------------         ------------         ------------         ------------

    Operating profit                                        27,553               23,793               48,633               41,606
                                                      ------------         ------------         ------------         ------------

Other income (expense):
  Interest expense                                            (153)                (109)                (296)                (227)
  Interest income                                              175                   86                  289                  137
  Other, net                                                  (117)                (194)                (400)                 458
                                                      ------------         ------------         ------------         ------------

                                                               (95)                (217)                (407)                 368
                                                      ------------         ------------         ------------         ------------

    Earnings before income taxes and
    minority interests                                      27,458               23,576               48,226               41,974

Provision for income taxes                                   9,973                8,567               17,509               15,270
                                                      ------------         ------------         ------------         ------------

    Earnings before minority interests                      17,485               15,009               30,717               26,704

Minority interests in earnings of subsidiaries                (139)                 (95)                (217)                (129)
                                                      ------------         ------------         ------------         ------------

Net earnings                                          $     17,346         $     14,914         $     30,500         $     26,575
                                                      ============         ============         ============         ============

Net earnings per common share:
    Basic                                             $       0.34         $       0.29         $       0.59         $       0.52
                                                      ============         ============         ============         ============
    Diluted                                           $       0.33         $       0.29         $       0.58         $       0.51
                                                      ============         ============         ============         ============

Average number of common shares outstanding:
    Basic                                               51,631,794           50,871,720           51,528,689           50,804,746
                                                      ============         ============         ============         ============
    Diluted                                             52,418,831           51,745,840           52,316,801           51,682,644
                                                      ============         ============         ============         ============

Dividends paid per share                              $     0.0638         $     0.0625         $     0.1275         $     0.1250
                                                      ============         ============         ============         ============


            See Notes to Consolidated Condensed Financial Statements

                                  CLARCOR Inc.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                    --------


                                                                  Six Months Ended
                                                             -------------------------
                                                              May 28,          May 29,
                                                               2005             2004
                                                             --------         --------
Cash flows from operating activities:
    Net earnings                                             $ 30,500         $ 26,575
    Depreciation                                               10,336            9,291
    Amortization                                                  630              380
    Changes in assets and liabilities                          (2,198)          (2,064)
    Other, net                                                    118             (571)
                                                             --------         --------

            Net cash provided by operating activities          39,386           33,611
                                                             --------         --------

Cash flows from investing activities:
    Business acquisitions, net of cash acquired                (3,508)          (4,871)
    Additions to plant assets                                 (10,562)          (9,197)
    Other, net                                                    614            1,415
                                                             --------         --------

            Net cash used in investing activities             (13,456)         (12,653)
                                                             --------         --------
Cash flows from financing activities:
    Net payments under line of credit                          (7,500)               -
    Payments on long-term debt                                   (830)            (280)
    Cash dividends paid                                        (6,577)          (6,361)
    Other, net                                                 (5,679)             871
                                                             --------         --------

            Net cash used in financing activities             (20,586)          (5,770)
                                                             --------         --------

Net effect of exchange rate changes on cash                      (264)             (20)
                                                             --------         --------

Net change in cash and short-term cash investments              5,080           15,168

Cash and short-term cash investments,
    beginning of period                                        22,520            8,348
                                                             --------         --------
Cash and short-term cash investments,
    end of period                                            $ 27,600         $ 23,516
                                                             ========         ========
Cash paid during the period for:
    Interest                                                 $    304         $    222
                                                             ========         ========
    Income taxes                                             $  9,659         $ 14,396
                                                             ========         ========



            See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

1.   CONSOLIDATED FINANCIAL STATEMENTS AND STOCK SPLIT

     The consolidated condensed balance sheet as of May 28, 2005, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended May 28, 2005, and May 29, 2004, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company's November 27, 2004 annual report on Form 10-K (2004 Form 10-K). The November 2004 consolidated balance sheet data was derived from CLARCOR's year-end audited financial statements as presented in the 2004 Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended May 28, 2005 are not necessarily indicative of the operating results for the full year.

     On March 21, 2005, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend distributable April 29, 2005 to shareholders of record April 15, 2005. In connection therewith, the Company transferred $25,775 from retained earnings to common stock, representing the par value of additional shares issued. All share and per share amounts for all periods presented have been adjusted to reflect the stock split except for the voting results disclosed in Part II - Item 4 of this report.

2.   STOCK-BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method. If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates, the Company's pro forma net earnings and basic and diluted earnings per share (EPS) would have been as follows:

                                                                Quarter Ended                         Six Months
                                                      -----------------------------         -----------------------------
                                                        May 28,            May 29,           May 28,            May 29,
                                                         2005               2004              2005               2004
                                                      ----------         ----------         ----------         ----------
     Net earnings, as reported                        $   17,346         $   14,914         $   30,500        $    26,575
     Add stock-based compensation expense, net
       of tax, included in net earnings                      138                 94                283                231
     Less total stock-based compensation
       expense under the fair value-based
       method, net of tax                                 (3,003)              (833)            (3,712)            (1,561)
                                                      ----------         ----------         ----------         ----------
     Pro forma net earnings                           $   14,481         $   14,175         $   27,071         $   25,245
                                                      ==========         ==========         ==========         ==========

     Basic EPS, as reported                           $     0.34         $     0.29         $     0.59         $     0.52
     Pro forma basic EPS                              $     0.28         $     0.28         $     0.53         $     0.50

     Diluted EPS, as reported                         $     0.33         $     0.29         $     0.58         $     0.51
     Pro forma diluted EPS                            $     0.28         $     0.27         $     0.52         $     0.49


     On March 22, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of nonqualified stock options granted on December 12, 2004 to current employees, including executive officers. All of these options had an exercise price greater than the then-market price per share and provided for vesting at the rate of 25% per year beginning

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
--------------------------------------------------------------------------------
(Unaudited)

2.   STOCK-BASED COMPENSATION (Continued)

     on the first anniversary of the date of grant. Approximately $3,500,000 of pretax compensation expense was included in the pro forma earnings during the second quarter 2005 that otherwise would have been recorded in accordance with SFAS No. 123R, "Share-Based Payment" over future quarters.

3.   EARNINGS PER SHARE

     Diluted earnings per share reflects the impact of outstanding stock options and restricted stock as if exercised during the periods presented using the treasury stock method. The following table provides the information necessary to calculate basic and diluted earnings per share:


                                                                  Quarter Ended                       Six Months Ended
                                                          ------------------------------        ------------------------------
                                                            May 28,            May 29,            May 28,            May 29,
                                                             2005               2004               2005               2004
                                                          -----------        -----------        -----------        -----------
             Basic weighted average number of
               common shares outstanding                   51,631,794         50,871,720         51,528,689         50,804,746
             Dilutive effect of stock options and
               restricted stock                               787,037            874,120            788,112            877,898
                                                          -----------        -----------        -----------        -----------
                Diluted weighted average number of
                  common shares outstanding                52,418,831         51,745,840         52,316,801         51,682,644
                                                          ===========        ===========        ===========        ===========

          Net earnings                                    $    17,346        $    14,914        $    30,500        $    26,575

          Basic earnings per share amount                 $      0.34        $      0.29        $      0.59        $      0.52

          Diluted earnings per share amount               $      0.33        $      0.29        $      0.58        $      0.51


     Options with exercise prices greater than the average market price of the common shares during the respective quarter were not included in the computation of diluted earnings per share. For the quarter and six months ended May 28, 2005, there were no options excluded. For the quarter and six months ended May 29, 2004, 593,710 options with a weighted average exercise price of $22.79 were excluded from the computation.

     For the six months ended May 28, 2005, exercises of stock options added $3,814 to capital in excess of par value.

4.       COMPREHENSIVE EARNINGS

     The Company's total comprehensive earnings and its components are as follows:


                                                                         Quarter Ended                   Six Months Ended
                                                                   -------------------------         -------------------------
                                                                    May 28,          May 29,          May 28,          May 29,
                                                                     2005             2004             2005             2004
                                                                   --------         --------         --------         --------
          Net earnings                                             $ 17,346         $ 14,914         $ 30,500         $ 26,575
          Other comprehensive earnings:
              Foreign currency translation adjustments, net
                 of $155 tax in 2005, none in 2004                   (1,500)          (1,065)          (1,004)           1,040
                                                                   --------         --------         --------         --------
          Total comprehensive earnings                             $ 15,846         $ 13,849         $ 29,496         $ 27,615
                                                                   ========         ========         ========         ========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
--------------------------------------------------------------------------------

4.   COMPREHENSIVE EARNINGS

     The components of the ending balances of accumulated other comprehensive earnings are as follows:


                                                      May 28, 2005   November 30, 2004
                                                      ------------   -----------------
Minimum pension liability, net of $1,089 tax             $(1,834)         $(1,834)
Translation adjustments, net of $155 tax in 2005,
     none in 2004                                          2,501            3,505
                                                         -------          -------
Accumulated other comprehensive earnings                 $   667          $ 1,671
                                                         =======          =======

5.   GUARANTEES AND WARRANTIES

     The Company has provided letters of credit totaling approximately $23,885 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

     In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

     The Company has a majority ownership interest in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners' interest for an amount estimated not to exceed $1,300.

     Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

     Changes in the Company's warranty accrual during the six months ended May 28, 2005 are as follows:

          Balance at November 27, 2004                                           $  1,200
             Accruals for warranties issued during the period                         771
             Accruals related to pre-existing warranties                              193

             Settlements made during the period                                      (752)
             Other adjustments, including currency translation                         97
                                                                                 --------
          Balance at May 28, 2005, included in other current liabilities         $  1,509
                                                                                 ========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
--------------------------------------------------------------------------------

6.   GOODWILL AND INTANGIBLES

     The following table summarizes the activity for acquired intangibles by reporting unit for the six months ended May 28, 2005.


                                                                                    2005
                                                    --------------------------------------------------------------------------
                                                                                    Currency
                                                    Beginning                      Translation                         End of
                                                     of Year      Acquisitions     Adjustments     Amortization       Quarter
                                                    ---------     ------------     -----------     ------------      ---------
     Goodwill:
         Engine/Mobile Filtration                   $ 16,249        $      -         $    (21)        $      -        $ 16,228
         Industrial/Environmental Filtration          86,925           3,485              (50)               -          90,360
         Packaging                                         -               -                -                -               -
                                                    --------        --------         --------         --------        --------
                                                    $103,174        $  3,485         $    (71)        $      -        $106,588
                                                    ========        ========         ========         ========        ========
     Trademarks:
         Engine/Mobile Filtration                   $    603        $      -         $      -         $      -        $    603
         Industrial/Environmental Filtration          28,891               6                -                -          28,897
         Packaging                                         -               -                -                -               -
                                                    --------        --------         --------         --------        --------
                                                    $ 29,494        $      6         $      -         $      -          29,500
                                                    ========        ========         ========         ========        ========
     Customer Relationships, gross:
        Engine/Mobile Filtration                    $    943        $      -         $      -         $      -        $    943
        Industrial/Environmental Filtration            7,844             123               (3)               -           7,964
        Packaging                                          -               -                -                -               -
                                                    --------        --------         --------         --------        --------
                                                       8,787             123               (3)               -           8,907
            Less accumulated amortization                942               -                -              247           1,189
                                                    --------        --------         --------         --------        --------
                                                    $  7,845        $    123         $     (3)        $    247        $  7,718
                                                    ========        ========         ========         ========        ========
     Other acquired intangibles, gross:
        Engine/Mobile Filtration                    $    209        $      -         $      1         $      -        $    210
        Industrial/Environmental Filtration           11,024               -                -                -          11,024
        Packaging                                          -               -                -                -               -
                                                    --------        --------         --------         --------        --------
                                                      11,233               -                1                -          11,234
            Less accumulated amortization              3,957               -                -              383           4,340
                                                    --------        --------         --------         --------        --------
                                                    $  7,276        $      -         $      1         $    383        $  6,894
                                                    ========        ========         ========         ========        ========

     Amortization expense is estimated to be $1,260 in 2005, $1,203 in 2006, $1,144 in 2007, $965 in 2008 and $919 in 2009.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
--------------------------------------------------------------------------------

7.   RETIREMENT BENEFITS

     The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

                                                          Quarter Ended                  Six Months Ended
                                                     -----------------------         -----------------------
                                                      May 28,         May 29,        May 28,         May 29,
                                                       2005            2004           2005            2004
                                                     -------         -------         -------         -------
     Pension Benefits

     Components of net periodic benefit cost:
          Service cost                               $   946         $   879         $ 1,893         $ 1,758
          Interest cost                                1,567           1,474           3,135           2,948
          Expected return on plan assets              (1,879)         (1,738)         (3,760)         (3,476)
          Amortization of unrecognized:
             Prior service cost                           40              40              80              79
             Net actuarial loss                          523             344           1,047             688
                                                     -------         -------         -------         -------
     Net periodic benefit cost                       $ 1,197         $   999         $ 2,395         $ 1,997
                                                     =======         =======         =======         =======
     Contributions                                   $   116         $    91         $   241         $   170
                                                     =======         =======         =======         =======

     Postretirement Healthcare Benefits

     Components of net periodic benefit cost:
          Service cost                               $     8         $    31         $    16         $    62
          Interest cost                                   26              54              52             109
          Amortization of unrecognized:
             Prior service cost                          (31)              -             (62)              -
             Net actuarial gain                          (19)             (8)            (38)            (16)
                                                     -------         -------         -------         -------
     Net periodic benefit cost / (income)            $   (16)        $    77         $   (32)        $   155
                                                     =======         =======         =======         =======
     Contributions                                   $    66         $    64         $   132         $   128
                                                     =======         =======         =======         =======


     In November 2004, the Company notified active participants that it will freeze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007. As a result, unrecognized prior service costs of $1,708 will be amortized over the average remaining years of service for active plan participants, which will lower fiscal 2005 expense by approximately $340.

     The Company's policy is to contribute to the qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit payments, and to contribute to the postretirement benefit plan an amount equal to the benefit payments. During 2005, the minimum required contribution for the U.S. pension plan is expected to be zero. The Company from time to time makes contributions in excess of the minimum amount required as economic conditions warrant. At this time the Company does not expect to make contributions to the U.S. qualified plan in 2005; however it does expect to fund $421 for the U.S. nonqualified plan, $226 for the non-U.S. plan and $265 for the postretirement benefit plan to pay benefits during 2005.

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

9.   SEGMENT DATA

     The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the second quarter and six months ended May 28, 2005 and May 29, 2004, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

                                                           Quarter Ended                  Six Months Ended
                                                     ------------------------        ------------------------
                                                      May 28,         May 29,         May 28,        May 29,
                                                       2005            2004            2005            2004
                                                     --------        --------        --------        --------
     Net sales:
          Engine/Mobile Filtration                   $ 93,722        $ 82,992        $176,851        $153,792
          Industrial/Environmental Filtration         106,668          98,249         203,866         187,211
          Packaging                                    19,396          17,471          35,330          32,981
                                                     --------        --------        --------        --------
                                                     $219,786        $198,712        $416,047        $373,984
                                                     ========        ========        ========        ========

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
--------------------------------------------------------------------------------

9.   SEGMENT DATA (Continued)

                                                            Quarter Ended                      Six Months Ended
                                                     ---------------------------         ---------------------------
                                                      May 28,           May 29,           May 28,           May 29,
                                                        2005             2004               2005              2004
                                                     ---------         ---------         ---------         ---------
     Operating profit:
          Engine/Mobile Filtration                   $  19,629         $  16,989         $  36,407         $  31,414
          Industrial/Environmental Filtration            6,234             6,076            10,203             9,328
          Packaging                                      1,690             1,153             2,023             1,289
          Relocation Costs                                   -              (425)                -              (425)
                                                     ---------         ---------         ---------         ---------
                                                        27,553            23,793            48,633            41,606
     Other income (expense)                                (95)             (217)             (407)              368
                                                     ---------         ---------         ---------         ---------
     Earnings before income taxes and
           minority earnings                         $  27,458         $  23,576         $  48,226         $  41,974
                                                     =========         =========         =========         =========

     Identifiable assets:
          Engine/Mobile Filtration                                                       $ 187,005         $ 161,118
          Industrial/Environmental Filtration                                              347,564           296,101
          Packaging                                                                         41,352            41,697
          Corporate                                                                         67,671            63,814
                                                                                         ---------         ---------
                                                                                         $ 643,592         $ 562,730
                                                                                         =========         =========


     The Company's corporate headquarters moved to Franklin, TN in 2004. Costs for this move, which were a one-time expense incurred primarily during fiscal 2004, were included in selling and administrative expenses. The Company paid all significant relocation costs during fiscal year 2004.

10.  RECENT RELEVANT ACCOUNTING STANDARDS

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. In accordance with a Securities and Exchange Commission rule issued in April 2005, SFAS No. 123R is effective for the Company's fiscal year beginning December 1, 2005. Adoption of this standard is expected to reduce the Company's net earnings and earnings per share for interim and annual periods after adoption. Management has not fully determined the impact of adopting SFAS No. 123R, but expects fiscal year 2006 EPS may be reduced by approximately $0.04 if the modified prospective method of reporting is selected.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
--------------------------------------------------------------------------------

11.  BUSINESS ACQUISITIONS

     On March 1, 2005, the Company acquired Niagara Screen Products Limited (Niagara), a manufacturer of woven wire and metallic screening and filtration products, located in St. Catharines, Ontario, Canada for approximately $3,402 in cash. Niagara became a wholly-owned subsidiary of the Company and is included in the Industrial/Environmental Filtration segment beginning in the second quarter of 2005. The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The initial purchase price was based on the net assets of the business acquired as shown on a February 28, 2005 balance sheet which is subject to a final adjustment. The preliminary allocation of the initial purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired for Niagara resulted in $2,993 recorded as goodwill. In addition, the Company recognized $123 for customer relationships that will be amortized over twenty years and $6 as indefinite-lived trademarks. The settlement of final purchase price adjustments and allocation of the purchase price to major categories of assets and liabilities will be completed during the second half of 2005. The Company also recorded $465 as exit costs for terminated employees and $401 as plant shutdown costs. During the quarter ended May 28, 2005, $216 was paid to terminated employees. The remainder of the exit costs will be paid during fiscal year 2005. The acquisition was not material to the results of the Company.

     As discussed in the November 2004 Annual Report, on September 15, 2004, the Company acquired Purolator EFP, a manufacturer of woven wire and metallic screening and filtration products for the plastic and polymer fiber industries, operating through two manufacturing facilities in Houston, Texas and Shelby, North Carolina for approximately $37,022 net of cash received, including acquisition expenses. During the second quarter 2005, the purchase price was finalized resulting in a $60 payment by the seller to the Company. An increase to goodwill of $492 was recorded primarily as a result of the net settlement payment, entries associated with the valuation of accounts receivable and liabilities assumed and final payment of acquisition expenses.

Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SECOND QUARTER OF 2005 COMPARED WITH SECOND QUARTER OF 2004.

CLARCOR reported record sales, operating profit and net earnings for the second quarter of 2005. Sales increased 10.6%, operating profit increased 15.8% and net earnings increased 16.3% over the same quarter in 2004. Diluted earnings per share, as adjusted for the April 2005 2-for-1 stock split, increased to $0.33 for the 2005 quarter from $0.29 in the 2004 quarter. All per share and share amounts included below have been adjusted for the stock split.

Net sales of $219,786,000 increased from $198,712,000 reported for second quarter of 2004. Sales from the fourth quarter 2004 acquisition of Purolator EFP and a related small acquisition at the beginning of the second quarter 2005 (combined, "the PEFP acquisitions") added approximately $7,500,000 to second quarter 2005. Fluctuations in foreign currency rates did not have a material impact on the 2005 quarter.

The Engine/Mobile Filtration segment reported increased sales of 12.9% to $93,722,000 from $82,992,000 in 2004. This increase was primarily due to additional sales of heavy-duty filters through domestic and international aftermarket distribution, OEM dealers and national accounts and sales to railroads and railroad equipment maintenance companies. Sales from the segment's operation in China nearly doubled in the 2005 quarter from the period year as a result of increased sales primarily in China and Southeast Asia. Price increases related primarily to higher material costs also increased sales for the quarter.

The Company's Industrial/Environmental Filtration segment recorded an 8.6% overall increase in sales to $106,668,000 for the 2005 quarter from $98,249,000 for the 2004 second quarter. Included in the sales increase is approximately $7,500,000 from the PEFP acquisitions. Sales increased, both domestically and internationally, in several specialty filtration markets including oil and gas drilling, aviation and waste water treatment. Sales levels in the 2005 quarter were lower for HVAC filters used in commercial and residential applications due in part to lower filter usage in manufacturing facilities including automobile and automotive parts manufacturing plants.

The Packaging segment reported sales of $19,396,000 compared to $17,471,000 in 2004. Sales increases for the quarter were primarily related to flat sheet metal decorating sales, price increases and plastic packaging sales.

Operating profit for the second quarter of 2005 was $27,553,000 compared to $23,793,000 in 2004, a 15.8% increase. The operating profit increase resulted primarily from the Engine/Mobile segment's sales growth, continued cost reduction programs throughout each of the business segments and from the PEFP acquisitions.

The Engine/Mobile Filtration segment recorded an operating profit increase in 2005 of 15.5% compared to 2004. This increase resulted primarily from sales growth, cost reduction programs and improved capacity utilization, particularly in the segment's UK operation that performed below expectations in 2004. The segment's operating margin improved to 20.9% from 20.5% recorded in the second quarter of 2004. Price increases initiated during 2004 and 2005 have substantially offset higher costs of purchased materials and other cost increases. Additional pricing changes are expected to be made as additional cost increases are incurred, especially related to petroleum-based materials and energy costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Industrial/Environmental Filtration segment reported operating profit of $6,234,000 in 2005 compared to $6,076,000 in 2004. Operating profit improved due to the operating results from the PEFP acquisitions which more than offset reduced operating profit related to lower HVAC filter sales and reduced utilization of the segment's production facilities for HVAC products. The segment's operating margin was lower in 2005 at 5.8% compared to 6.2% in the 2004 quarter primarily due to the reduced utilization of certain facilities which more than offset higher margins from the PEFP acquisitions.

The Packaging segment's operating profit in the 2005 quarter was $1,690,000 compared to $1,153,000 in 2004. The improvement resulted primarily from improved sales levels of metal packaging products and cost reduction programs initiated since the first quarter of 2004. Price increases to customers substantially offset cost increases incurred for purchased materials.

Net other expense for the 2005 quarter of $95,000 included interest expense of $153,000, foreign currency exchange losses of $233,000 and interest income of $175,000. Net other expense in 2004 was $217,000 and included interest expense of $109,000, foreign currency exchange losses of $244,000 and interest income of $86,000.

Earnings before income taxes and minority interests for the second quarter of 2005 totaled $27,458,000, compared to $23,576,000 in the comparable quarter last year. The provision for income taxes in 2005 was $9,973,000 compared to $8,567,000 in 2004. The effective rate was 36.3% in both the 2005 and 2004 second quarters.

Net earnings in the second quarter of the current year were $17,346,000, or $0.33 per share on a diluted basis. Net earnings in the second quarter of 2004 were $14,914,000, or $0.29 per share on a diluted basis. Diluted average shares outstanding were 52,418,831 at the end of the second quarter of 2005, an increase of 1.3% from the average of 51,745,840 for the 2004 quarter.

SIX MONTHS OF 2005 COMPARED TO SIX MONTHS OF 2004.

Net sales increased to $416,047,000 from $373,984,000 in 2004, an 11.2%
increase. The sales increase includes approximately $14,000,000 from the PEFP acquisitions. Fluctuations in foreign currency rates did not have a material impact on the 2005 six-month period.

The Engine/Mobile Filtration segment reported an increase in sales of 15.0% to $176,851,000 compared to the 2004 six-month period. The increase is primarily due to growth in heavy-duty engine filter sales, both domestically and internationally. Sales for the segment's operation in Weifang, China increased 80% in the 2005 period and continued double-digit growth is expected there for the foreseeable future. Price increases to offset cost increases for materials, including steel, filter media and petroleum-based products, increased the segment's sales in 2005 compared to 2004.

The Industrial/Environmental Filtration segment reported sales of $203,866,000, an increase of 8.9% from the 2004 six-month period. The 2005 period includes approximately $14,000,000 from the PEFP acquisitions and sales increases for the segment's specialty filtration products used in aviation, industrial and oil and gas drilling applications. The segment's HVAC filter sales were lower in the 2005 period, primarily as a result of ongoing reduced demand for filters in automotive production facilities and competitive pricing pressures. The segment continues to implement price increases to offset material cost increases.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Packaging segment's sales increased 7.1% to $35,330,000 in the 2005 period. The increase was primarily for metal packaging products and included price increases to customers as a result of higher material costs.

The Company's operating profit for the 2005 six-month period increased to $48,633,000 from $41,606,000 in 2004, a 16.9% increase. The increase resulted primarily from higher Engine/Mobile segment sales, the PEFP acquisitions and cost reductions and improved capacity utilization overall. During the second quarter of 2004, the Company incurred costs of $425,000 related to the relocation of its headquarters to Tennessee in 2004.

The Engine/Mobile Filtration segment's operating profit increased to $36,407,000 in 2005, an increase of 15.9% from the 2004 period. The increase is primarily due to the sales volume increase and the related increased capacity utilization. Although costs for purchased materials have increased significantly over the past 12-18 months, price increases to customers have been implemented which have substantially offset the cost increases. The segment's operating margin improved to 20.6% from 20.4% in 2004 primarily as a result of continued productivity improvements, especially in its U.K. production facility that performed below expectations in 2004.

The Industrial/Environmental segment's operating profit increased to $10,203,000 in 2005 primarily as a result of the operating profit related to the PEFP acquisitions that more than offset a reduction in operating profit from the segment's HVAC filter manufacturing facilities. The productivity from these facilities was significantly less in the 2005 six-month period due to lower than expected sales and production levels. Significant attention has been given to these facilities to balance production scheduling and to reduce costs to current sales and production requirements. The segment's operating margin was 5.0% in both the 2005 and 2004 six-month periods.

The Packaging segment's operating profit increased to $2,023,000 from $1,289,000 in 2004. The increase was due to improved sales levels and price increases to customers which offset cost increases that occurred beginning in 2004. Sales increases and cost reduction initiatives contributed to an improvement in operating margin to 5.7% in 2005 from 3.9% for the 2004 six-month period.

Net other expense in 2005 totaled $407,000 and included interest expense of $296,000, foreign currency exchange losses of $467,000 and interest income of $289,000. Net other income for the 2004 six-month period of $368,000 included a gain of $720,000 from the first quarter 2004 sale of a building, interest expense of $227,000, foreign currency exchange losses of $196,000 and interest income of $137,000. Interest expense was higher in 2005 due to higher interest rates on debt balances during the 2005 six-month period.

Earnings before income taxes and minority interests for the 2005 six-month period totaled $48,226,000 compared to $41,974,000 in the prior year period. The provision for income taxes in 2005 was $17,509,000 compared to $15,270,000 in 2004. The effective rate was 36.3% in 2005 and 36.4% in 2004. The Company expects that the overall effective tax rate for fiscal 2005 will be approximately 36.3%.

Net earnings in the 2005 six-month period were $30,500,000, or $0.58 per share on a diluted basis and as adjusted for the 2005 stock split. Net earnings in the 2004 six-month period were $26,575,000, or $0.51 per share on a diluted basis, adjusted for the stock split. Diluted average shares outstanding were 52,316,801 for the 2005 period and 51,682,644 for the 2004 six-month period. The increase of 1.2% is primarily due to grants of stock-based incentives.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities increased to $39,386,000 for the six-month 2005 period compared to $33,611,000 in 2004, primarily due to additional net earnings in 2005. In the 2005 six-month period, cash flows for investing activities totaled $13,456,000 and included $10,562,000 used for plant asset additions and $3,508,000 used primarily for a small acquisition at the beginning of the second quarter. In the 2004 six-month period, $9,197,000 was used for additions to plant assets, $4,871,000 was used for an acquisition and $1,415,000 was received from the sale of plant assets. Cash flows used in financing activities totaled $20,586,000 in 2005 and included net payments of $17,662,000 on borrowings and $6,577,000 used for dividend payments. Cash flows used in financing activities of $5,770,000 in 2004 included net payments on debt agreements of $280,000 and dividend payments of $6,361,000.

CLARCOR's current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company's debt agreements. There were no borrowings at the end of the second quarter 2005 on a $165 million multicurrency revolving credit facility. The credit facility also includes a $40 million letter of credit line subline, against which $8,491,000 had been issued at the end of the second quarter of 2005. Other long-term debt totaled $16,220,000 at the end of the 2005 quarter and related principal payments in 2005 will be approximately $1,010,000. The Company is in compliance with all covenants related to debt agreements.

The Company expects to continue to use future additional cash flow for dividends, capital expenditures and acquisitions. Capital expenditures in fiscal year 2005 are expected to be approximately $20 million to $22 million and will be used primarily for normal facility improvements, productivity improvements, improvements to technical centers, and to support new products and filter media development. Early in the second quarter of 2005, the Company acquired a small filtration company in Canada for $3.4 million, subject to settlement with the sellers of the final amount of net assets acquired. The Company's off-balance sheet arrangements relate to various operating leases. The Company had no derivative, swap, hedge, variable interest entity or special purpose entity agreements during 2005 or 2004.

The following table summarizes the Company's fixed cash obligations for the years ending November 30:

(Dollars in thousands)

                           2005      2006 & 2007     2008 & 2009    Thereafter
                         -------     -----------     -----------    ----------
Long-Term Debt           $ 1,010       $   220        $     -        $15,820
Credit Facility          $ 7,500       $     -        $     -        $     -
Operating Leases         $ 9,575       $14,937        $ 8,137        $ 9,883

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company's financial position at the end of the second quarter reflected cash and short-term investments of $27,600,000, an increase from $22,520,000 at year-end 2004. At the end of second quarter 2005 compared to year-end 2004, accounts receivable increased by $2,112,000 primarily due to higher sales in the second quarter of 2005 compared to the fourth quarter of 2004. Inventories increased $5,233,000 from the year-end level due primarily to inventory requirements for increased shipments expected for the remainder of 2005. The current ratio at the end of the second quarter was 2.7 compared to 2.4 at the end of fiscal 2004. The ratio of total debt to total capitalization was 3.4% at the end of the 2005 second quarter compared to the year-end 2004 level of 5.4%. Adjusted for the 2-for-1 stock split in the second quarter of 2005, CLARCOR had 51,576,809 shares of common stock outstanding as of May 28, 2005.

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

Recent Relevant Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment," which requires companies to expense the value of employee stock options and similar awards. In accordance with a Securities and Exchange Commission rule issued in April 2005, SFAS No. 123R is effective for the Company's fiscal year beginning December 1, 2005. Adoption of this standard is expected to reduce the Company's net earnings and earnings per share for interim and annual periods after adoption. Management has not fully determined the impact of adopting SFAS No. 123R, but expects that fiscal year 2006 EPS may be reduced by approximately $0.04 if the modified prospective method of reporting is selected.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Outlook

Continued sales growth for the Company overall is expected for the remainder of 2005. Engine/Mobile segment sales are expected to grow due to increased aftermarket distribution, sales to OEM dealers and sales of new products. A continued strong demand for truck and railroad freight to move goods worldwide supports the expected sales growth for the Engine/Mobile segment. Sales are expected to increase for the Industrial/Environmental segment as a result of sales from the PEFP acquisitions. Several initiatives, including an increased level of HVAC filter sales staff and the introduction of new products, are expected to improve sales levels; however, these efforts may not fully offset reduced demand for HVAC filters, particularly related to automotive plants. Continued sales growth is also expected for specialty filtration products, including those used in oil and gas drilling applications, aviation and waste water treatment. The Industrial/Environmental segment's operating profit in the second half of 2005 is expected to improve as a result of reduced costs and improvements that are being made in its HVAC filtration manufacturing facilities. Sales for the Packaging segment are expected to be slightly stronger than the sales run rate in second quarter of 2005, with operating margins consistent with those recorded in the second quarter.

As a result of the anticipated overall sales growth for the Company combined with continued cost control efforts, it is expected that diluted earnings per share for 2005 will be in the $1.32 to $1.38 range. As the implementation date related to SFAS No. 123R has been delayed until fiscal 2006 for the Company, this range does not include expense for stock-based compensation that will be required after adoption of SFAS No. 123R.

Continued emphasis on cost reductions and price changes within each business unit are expected to offset costs that have increased for energy and purchased materials, primarily metal and petroleum-based products. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Capital investments will continue to be made in each segment's facilities to improve productivity and to support new products. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if unfavorable economic conditions persist.

CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company's market base, distribution coverage and product offerings.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

Certain statements quoted in the body of this report, and statements in the "Outlook" section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company's products are sold; the success of the Company's Total Filtration Program; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles and purchasing patterns of distributors and customers; changes in costs of raw materials, insurance, pensions and energy; competitive conditions in the industry; business cycles affecting the markets in which the Company's products are sold; the success of sales and marketing programs; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
growth and acquisitions; the cost of regulatory requirements such as Sarbanes-Oxley Section 404; the effect of changes in accounting rules; the fluctuation in foreign and U.S. currency exchange rates; market disruptions caused by domestic or international conflicts; extraordinary events such as litigation, acquisitions or divestitures including related charges; and economic conditions generally or in various geographic areas. All of the foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

Part I - Item 4.  Controls and Procedures.

     The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President - Finance and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of May 28, 2005. Based on their evaluation, they concluded that the Company's disclosure controls and procedures were effective in achieving the objectives for which they were designed. No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter ended May 28, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information


Item 4 Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders of CLARCOR Inc. held on March 21, 2005, all of management's nominees for directors, as listed in the proxy statement dated February 17, 2005, were elected. The Company had 25,733,057 shares of common stock outstanding (before the two-for-one stock split) as of the close of business on the January 28, 2005 record date, and the holders of 23,278,465 shares of common stock were present at the meeting, in person or by proxy.

     The two nominees elected received votes as follows:

                                           For                  Withheld
     Robert H. Jenkins                  22,121,106              1,157,359
     Philip R. Lochner, Jr.             22,409,395                869,070

     Also at the annual meeting, the shareholders approved an amendment to the Company's Second Restated Certificate of Incorporation to increase its authorized Common Stock from 60,000,000 shares to 120,000,000 with a vote of 19,636,760 in favor, 3,602,594 against and 39,111 withheld.

Item 6 Exhibits and Reports on Form 8-K

a.   Exhibits:

     31(i) Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31(ii) Certification of Bruce A. Klein pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

     32(i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

c.   Reports Filed on Form 8-K During the Second Quarter Ended May 28, 2005.

            Form 8-K dated March 16, 2005 reporting Item 2.02 -- Results of Operations and Financial Condition. Item 2.02 included an exhibit 99.1, "CLARCOR Press Release dated March 16, 2005."

            Form 8-K dated March 21, 2005 reporting Item 8.01-- Other Events.
            Item 8 (a) included an exhibit 99.1, "CLARCOR Press Release dated March 21, 2005" disclosing that the Company's Board of Directors had approved a quarterly dividend of $0.06375 per share of Common Stock (adjusted for the stock split) and a 100% stock dividend for the purpose of effecting a two-for-one stock split of the issued shares of Common Stock.

            Form 8-K dated March 23, 2005 reporting Item 1.01-- Entry into a Material Definitive Agreement. The Company reported that the Compensation Committee of the Board of Directors approved accelerating the vesting of nonqualified stock options granted on December 14, 2004 to current employees.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           CLARCOR INC.
                                           (Registrant)



  June 16, 2005                            By  /s/ Norman E. Johnson
--------------------                           ---------------------------------
    (Date)                                         Norman E. Johnson
                                               Chairman of the Board, President
                                                and Chief Executive Officer

  June 16, 2005                            By  /s/ Bruce A. Klein
--------------------                           ---------------------------------
    (Date)                                         Bruce A. Klein
                                               Vice President - Finance and
                                               Chief Financial Officer