Form 10-Q
period 2005-08-27
CLARCOR INC
filed 2005-09-15
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended August 27, 2005

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11024
CLARCOR Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	36-0922490

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
840 Crescent Centre Drive, Suite 600, Franklin, TN	37067

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code	615-771-3100
No Change

(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.
51,869,626 common shares outstanding

Part I — Item 1
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	August 27,	November 30,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and short-term cash investments	$46,290	$22,520
Accounts receivable, less allowance for losses of $10,205 for 2005 and $9,557 for 2004	145,961	143,719
Inventories:
Raw materials	43,729	39,630
Work in process	19,343	14,432
Finished products	59,172	61,509

Total inventories	122,244	115,571

Prepaid expenses and other current assets	6,966	5,111
Deferred income taxes	16,991	17,069

Total current assets	338,452	303,990

Plant assets at cost,	346,033	331,170
less accumulated depreciation	(202,161)	(188,928)

	143,872	142,242

Goodwill	105,703	103,174
Trademarks	29,494	29,494
Customer relationships, less accumulated amortization	7,529	7,845
Other acquired intangibles, less accumulated amortization	6,700	7,276
Pension assets	24,339	24,574
Other noncurrent assets	9,372	9,202

	$665,461	$627,797

LIABILITIES
Current liabilities:
Current portion of long-term debt	$186	$420
Accounts payable	51,817	63,605
Income taxes	14,456	7,993
Accrued employee compensation	20,691	23,768
Other accrued liabilities	36,572	30,486

Total current liabilities	123,722	126,272

Long-term debt, less current portion	16,057	24,130
Postretirement health care benefits	4,287	4,380
Long-term pension liabilities	14,185	11,256
Deferred income taxes	26,362	26,778
Other long-term liabilities	5,515	4,874
Minority interests	2,123	1,645

Contingencies

SHAREHOLDERS’ EQUITY
Capital stock	51,870	25,612
Capital in excess of par value	29,422	23,995
Accumulated other comprehensive earnings	(953)	1,671
Retained earnings	392,871	377,184

	473,210	428,462

	$665,461	$627,797

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2005	2004	2005	2004
Net sales	$216,403	$206,209	$632,450	$580,193
Cost of sales	149,003	142,975	441,945	404,376

Gross profit	67,400	63,234	190,505	175,817

Selling and administrative expenses	36,348	37,734	110,820	108,711

Operating profit	31,052	25,500	79,685	67,106

Other income (expense):
Interest expense	(164)	(107)	(460)	(334)
Interest income	267	170	556	307
Other, net	175	(341)	(225)	117

	278	(278)	(129)	90

Earnings before income taxes and minority interests	31,330	25,222	79,556	67,196

Provision for income taxes	10,292	9,257	27,801	24,527

Earnings before minority interests	21,038	15,965	51,755	42,669

Minority interests in earnings of subsidiaries	(183)	(90)	(400)	(219)

Net earnings	$20,855	$15,875	$51,355	$42,450

Net earnings per common share:
Basic	$0.40	$0.31	$0.99	$0.83

Diluted	$0.40	$0.31	$0.98	$0.82

Average number of common shares outstanding:
Basic	51,866,491	51,089,976	51,650,585	50,908,360

Diluted	52,678,124	51,739,014	52,328,384	51,560,852

Dividends paid per share	$0.0638	$0.0625	$0.1913	$0.1875

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 27,	August 28,
	2005	2004
Cash flows from operating activities:
Net earnings	$51,355	$42,450
Depreciation	15,038	13,822
Amortization	944	595
Changes in assets and liabilities	491	(11,703)
Other, net	279	(489)

Net cash provided by operating activities	68,107	44,675

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,512)	(4,871)
Additions to plant assets	(16,847)	(15,089)
Other, net	561	1,969

Net cash used in investing activities	(19,798)	(17,991)

Cash flows from financing activities:
Net payments under line of credit	(7,500)	—
Payments on long-term debt	(860)	(292)
Cash dividends paid	(9,893)	(9,563)
Purchase of treasury stock	(1,986)	—
Other, net	(3,677)	1,101

Net cash used in financing activities	(23,916)	(8,754)

Net effect of exchange rate changes on cash	(623)	3

Net change in cash and short-term cash investments	23,770	17,933

Cash and short-term cash investments, beginning of period	22,520	8,348

Cash and short-term cash investments, end of period	$46,290	$26,281

Cash paid during the period for:
Interest	$458	$319

Income taxes	$14,796	$23,498

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1.	CONSOLIDATED FINANCIAL STATEMENTS AND STOCK SPLIT
The consolidated condensed balance sheet as of August 27, 2005, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended August 27, 2005, and August 28, 2004, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s November 27, 2004 annual report on Form 10-K (2004 Form 10-K). The November 2004 consolidated balance sheet data was derived from CLARCOR’s year-end audited financial statements as presented in the 2004 Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended August 27, 2005 are not necessarily indicative of the operating results for the full year.
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
The Company accounts for stock-based compensation using the intrinsic value method and follows the nominal vesting approach including compensation expense ratably over the four year vesting period in the pro forma information below. SFAS No. 123R, “Share-Based Payment,” (see Note 10) requires recognition under a non-substantive vesting period approach, requiring compensation expense recognition when an employee is eligible to retire. The Company will change to the non-substantive vesting period approach for new stock compensation grants made after the Company adopts SFAS No. 123R.
If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates, the Company’s pro forma net earnings and basic and diluted earnings per share (EPS) would have been as follows:

	Quarter Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2005	2004	2005	2004
Net earnings, as reported	$20,855	$15,875	$51,355	$42,450
Add stock-based compensation expense, net of tax, included in net earnings	137	136	420	367
Less total stock-based compensation expense under the fair value-based method, net of tax	(2,308)	(2,475)	(6,020)	(4,036)

Pro forma net earnings	$18,684	$13,536	$45,755	$38,781

Basic EPS, as reported	$0.40	$0.31	$0.99	$0.83
Pro forma basic EPS	$0.36	$0.26	$0.89	$0.76

Diluted EPS, as reported	$0.40	$0.31	$0.98	$0.82
Pro forma diluted EPS	$0.35	$0.26	$0.87	$0.75

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
2.	STOCK-BASED COMPENSATION (Continued)
On March 22, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of nonqualified stock options granted on December 12, 2004 to current employees, including executive officers. All of these options had an exercise price greater than the then-market price per share and provided for vesting at the rate of 25% per year beginning on the first anniversary of the date of grant. Approximately $3,500 of pretax compensation expense was included in the determination of pro forma earnings during the second quarter 2005 that otherwise would have been recorded in accordance with SFAS No. 123R, “Share-Based Payment” over future quarters.
3.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS
Diluted earnings per share reflects the impact of outstanding stock options and restricted stock as if exercised during the periods presented using the treasury stock method. The following table provides the information necessary to calculate basic and diluted earnings per share:

	Quarter Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2005	2004	2005	2004
Basic weighted average number of common shares outstanding	51,866,491	51,089,976	51,650,585	50,908,360
Dilutive effect of stock options and restricted stock	811,633	649,038	677,799	652,492

Diluted weighted average number of common shares outstanding	52,678,124	51,739,014	52,328,384	51,560,852

Net earnings	$20,855	$15,875	$51,355	$42,450

Basic earnings per share amount	$0.40	$0.31	$0.99	$0.83

Diluted earnings per share amount	$0.40	$0.31	$0.98	$0.82
Options with exercise prices greater than the average market price of the common shares during the respective quarter were not included in the computation of diluted earnings per share. For the quarter and nine months ended August 27, 2005, 321,038 and 358,490 options with a weighted exercise price of $29.04 and $29.00, respectively, were excluded from the computation. For the quarter and nine months ended August, 28, 2004, 984,138 options with a weighted average exercise price of $22.66 were excluded from the computation.
For the nine months ended August 27, 2005, exercises of stock options added $4,966 to capital in excess of par value.
During the quarter and nine-months ended August 27, 2005, the Company purchased and retired 68,200 shares of common stock. The number of issued shares was reduced as a result of the retirement of these shares.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
4.	COMPREHENSIVE EARNINGS
The Company’s total comprehensive earnings and its components are as follows:

	Quarter Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August, 28,
	2005	2004	2005	2004
Net earnings	$20,855	$15,875	$51,355	$42,450
Other comprehensive earnings:
Foreign currency translation adjustments, net of $155 tax in 2005, none in 2004	(1,620)	10	(2,624)	1,050

Total comprehensive earnings	$19,235	$15,885	$48,731	$43,500

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	August 27,	November 30,
	2005	2004
Minimum pension liability, net of $1,089 tax	$(1,834)	$(1,834)
Translation adjustments, net of $155 tax in 2005, none in 2004	881	3,505

Accumulated other comprehensive earnings (loss)	$(953)	$1,671

5.	INCOME TAXES
A tax benefit from the favorable settlement of a tax position related to a foreign subsidiary decreased income tax expense by $1,235 and increased diluted earnings per share by $0.02 during the quarter and nine months ended August 27, 2005.
6.	GUARANTEES AND WARRANTIES
The Company has provided letters of credit totaling approximately $24,165 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.
In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.
The Company has a majority ownership interest in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners’ interest for an amount estimated not to exceed $1,500.
Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
6.	GUARANTEES AND WARRANTIES (Continued)
Changes in the Company’s warranty accrual during the nine months ended August 27, 2005 are as follows:

Balance at November 27, 2004	$1,200
Accruals for warranties issued during the period	950
Accruals related to pre-existing warranties, net	24
Settlements made during the period	(922)
Other adjustments, including currency translation	70

Balance at August 27, 2005, included in other current liabilities	$1,322

7.	GOODWILL AND INTANGIBLES
The following table summarizes the activity for acquired intangibles by reporting unit for the nine months ended August 27, 2005.

	2005
			Currency
	Beginning		Translation		End of
	of Year	Acquisitions	Adjustments	Amortization	Quarter
Goodwill:
Engine/Mobile Filtration	$16,249	$—	$(415)	$—	$15,834
Industrial/Environmental Filtration	86,925	2,877	67	—	89,869
Packaging	—	—	—	—	—

	$103,174	$2,877	$(348)	$—	$105,703

Trademarks:
Engine/Mobile Filtration	$603	$—	$—	$—	$603
Industrial/Environmental Filtration	28,891	—	—	—	28,891
Packaging	—	—	—	—	—

	$29,494	$—	$	$—	$29,494

Customer Relationships, gross:
Engine/Mobile Filtration	$943	$—	$—	$—	$943
Industrial/Environmental Filtration	7,844	53	1	—	7,898
Packaging	—	—	—	—	—

	8,787	53	1	—	8,841
Less accumulated amortization	942	—	—	370	1,312

	$7,845	$53	$1	$370	$7,529

Other acquired intangibles, gross:
Engine/Mobile Filtration	$209	$—	$(2)	$—	$207
Industrial/Environmental Filtration	11,024	—	—	—	11,024
Packaging	—	—	—	—	—

	11,233	—	(2)	—	11,231
Less accumulated amortization	3,957	—	—	574	4,531

	$7,276	$—	$(2)	$574	$6,700

Amortization expense is estimated to be $1,259 in 2005, $1,209 in 2006, $1,094 in 2007, $915 in 2008 and $915 in 2009.

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
The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Quarter Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2005	2004	2005	2004
Pension Benefits

Components of net periodic benefit cost:
Service cost	$944	$879	$2,837	$2,637
Interest cost	1,561	1,475	4,696	4,423
Expected return on plan assets	(1,874)	(1,739)	(5,634)	(5,215)
Amortization of unrecognized:
Prior service cost	40	40	120	119
Net actuarial loss	523	344	1,570	1,032

Net periodic benefit cost	$1,194	$999	$3,589	$2,996

Contributions	$160	$166	$401	$336

Postretirement Healthcare Benefits

Components of net periodic benefit cost:
Service cost	$8	$31	$24	$93
Interest cost	26	54	78	163
Amortization of unrecognized:
Prior service cost	(31)	—	(93)	—
Net actuarial gain	(19)	(8)	(57)	(24)

Net periodic benefit cost / (income)	$(16)	$77	$(48)	$232

Contributions	$66	$64	$198	$192

In November 2004, the Company notified active participants that it will freeze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007. As a result, unrecognized prior service costs of $1,708 will be amortized over the average remaining years of service for active plan participants, which will lower fiscal 2005 expense by approximately $340.
The Company’s policy is to contribute to the qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit payments, and to contribute to the postretirement benefit plan an amount equal to the benefit payments. During 2005, the minimum required contribution for the U.S. pension plan is expected to be zero. The Company from time to time makes contributions in excess of the minimum amount required as economic conditions warrant. The Company may make a $3,000 to $6,000 contribution to the U.S. qualified plan in 2005 and expects to fund $270 for the U.S. nonqualified plan, $217 for the non-U.S. plan and $265 for the postretirement benefit plan to pay benefits during 2005.

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
It is the opinion of management, after consultation with legal counsel that additional liabilities, if any, resulting from these legal or environmental issues, are not expected to have a material adverse effect on the Company’s financial condition or consolidated results of operations.
In the event of a change in control of the Company, termination benefits may be required for certain executive officers and other key employees.
10.	SEGMENT DATA
The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the third quarter and nine months ended August 27, 2005 and August 28, 2004, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

	Quarter Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2005	2004	2005	2004
Net sales:
Engine/Mobile Filtration	$90,686	$83,771	$267,537	$237,563
Industrial/Environmental Filtration	105,153	102,646	309,019	289,857
Packaging	20,564	19,792	55,894	52,773

	$216,403	$206,209	$632,450	$580,193

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
10.	SEGMENT DATA (Continued)

	Quarter Ended		Nine Months Ended
	August 27,	August 28,	August 27,	August 28,
	2005	2004	2005	2004
Operating profit:
Engine/Mobile Filtration	$20,500	$16,892	$56,907	$48,306
Industrial/Environmental Filtration	8,544	8,457	18,747	17,785
Packaging	2,008	1,665	4,031	2,954
Relocation Costs	—	(1,514)	—	(1,939)

	31,052	25,500	79,685	67,106
Other income (expense)	278	(278)	(129)	90

Earnings before income taxes and minority earnings	$31,330	$25,222	$79,556	$67,196

Identifiable assets:
Engine/Mobile Filtration			$191,891	$167,964
Industrial/Environmental Filtration			349,089	301,119
Packaging			43,054	41,924
Corporate			81,427	66,090

			$665,461	$577,097

The Company’s corporate headquarters moved to Franklin, TN in 2004. Costs for this move, which were a one-time expense incurred primarily during fiscal 2004, were included in selling and administrative expenses. The Company paid all significant relocation costs during fiscal year 2004.
11.	RECENT RELEVANT ACCOUNTING STANDARDS
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the value of employee stock options and similar awards. The Company will also adopt the non-substantive vesting period approach for awards with retirement eligibility options, which requires recognition of compensation expense immediately for grants to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved. In accordance with a Securities and Exchange Commission rule issued in April 2005, SFAS No. 123R is effective for the Company’s fiscal year beginning December 1, 2005. Adoption of this standard is expected to reduce the Company’s net earnings and earnings per share for interim and annual periods after adoption. Management has not fully determined the impact of adopting SFAS No. 123R, but expects fiscal year 2006 EPS may be reduced by approximately $0.04 if the modified prospective method of reporting is selected.
On December 21, 2004, the FASB issued two FSPs regarding the accounting implications of the American Jobs Creation Act of 2004 (the Act). FSP No. 109-1, “Application of FASB Statement No. 109 ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” is not expected to have an effect on the Company’s effective tax rate until fiscal 2006. FSP No. 109-2, “Accounting and Disclosure

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
11.	RECENT RELEVANT ACCOUNTING STANDARDS (Continued)
Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” was effective for fiscal 2004 and allows the Company additional time to evaluate the impact of the Act on its plan for repatriation of foreign earnings. The Company is currently exploring a one time repatriation of earnings from certain foreign affiliates but has not made a decision regarding such repatriation.
12.	BUSINESS ACQUISITIONS
On March 1, 2005, the Company acquired Niagara Screen Products Limited (Niagara), a manufacturer of woven wire and metallic screening and filtration products, located in St. Catharines, Ontario, Canada for approximately $3,407 in cash. Niagara became a wholly-owned subsidiary of the Company and is included in the Industrial/Environmental Filtration segment beginning in the second quarter of 2005. The transaction was accounted for under the purchase method of accounting with the excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired recorded as goodwill. The initial purchase price was based on the net assets of the business acquired as shown on a February 28, 2005 balance sheet which is subject to a final adjustment. The preliminary allocation of the initial purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired for Niagara resulted in $2,595 recorded as goodwill. In addition, the Company recognized $53 for customer relationships that will be amortized over twenty years. The settlement of final purchase price adjustments and allocation of the purchase price to major categories of assets and liabilities will be completed during the fourth quarter of 2005. The Company also recorded $336 as exit costs for terminated employees and $102 as plant shutdown costs. During the quarter and nine-months ended August 27, 2005, $120 and $336, respectively, was paid to terminated employees. In addition, $88 was paid for plant shutdown costs during the quarter and nine-month period. The remainder of the exit costs will be paid during fiscal year 2005. The acquisition was not material to the results of the Company.
As discussed in the November 2004 Annual Report, on September 15, 2004, the Company acquired Purolator EFP, a manufacturer of woven wire and metallic screening and filtration products for the plastic and polymer fiber industries, operating through two manufacturing facilities in Houston, Texas and Shelby, North Carolina for approximately $37,022 net of cash received, including acquisition expenses. During the nine months ended August 27, 2005, the purchase price was finalized resulting in a $60 payment by the seller to the Company. An increase to goodwill of $282 was recorded primarily as a result of the net settlement payment, entries associated with the valuation of accounts receivable and liabilities assumed and final payment of acquisition expenses.

Part I — Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THIRD QUARTER OF 2005 COMPARED WITH THIRD QUARTER OF 2004.
CLARCOR reported record sales, operating profit and net earnings for the third quarter of 2005. Sales increased 4.9%, operating profit increased 21.8% and net earnings increased 31.4% over the same quarter in 2004. Diluted earnings per share, adjusted for the April 2005 2-for-1 stock split, increased to $0.40 for the 2005 quarter from $0.31 in the 2004 quarter. Net earnings for 2005 include $1,235,000, or $0.02 per diluted share, due to the favorable settlement of a tax position related to a foreign subsidiary. All per share and share amounts have been adjusted for the stock split.
Net sales of $216,403,000 increased from $206,209,000 reported for third quarter of 2004. The fourth quarter 2004 acquisition of Purolator EFP and a related small acquisition at the beginning of the second quarter 2005 (combined, “the PEFP acquisitions”) added approximately $7,400,000 in sales to third quarter 2005. Fluctuations in foreign currency rates did not have a material impact on the 2005 quarter.
The Engine/Mobile Filtration segment reported increased sales of 8.3% to $90,686,000 from $83,771,000 in 2004. This increase was primarily due to sales of heavy-duty filters through domestic and international aftermarket distribution, OEM dealers and national accounts and sales to railroads and railroad equipment maintenance companies. The segment’s international businesses grew during the quarter, including growth of over 50% from the segment’s operation in China for sales primarily in China and Southeast Asia. Price increases related primarily to higher material costs also increased sales for the quarter.
The Company’s Industrial/Environmental Filtration segment recorded a 2.4% overall increase in sales to $105,153,000 for the 2005 quarter from $102,646,000 for the 2004 third quarter. Included in the sales increase is approximately $7,400,000 from the PEFP acquisitions. Sales decreased from the prior year quarter for oil drilling, aerospace and specialty process filtration applications due to fluctuations in customer demand. Sales increased for HVAC retail filters and environmental filtration equipment in the third quarter; however, sales levels were lower for HVAC filters used in commercial and industrial applications due in part to lower filter usage in manufacturing facilities including automobile and automotive parts manufacturing plants.
The Packaging segment reported sales of $20,564,000 compared to $19,792,000 in 2004. Sales increases for the quarter were primarily related to metal and plastic packaging and price increases.
Operating profit for the third quarter of 2005 was $31,052,000 compared to $25,500,000 in 2004, a 21.8% increase. The operating profit increase resulted primarily from the Engine/Mobile segment’s sales growth, continued cost reduction programs throughout each of the business segments and from the PEFP acquisitions. Included in the 2004 quarter was $1,514,000 of costs related to the company’s headquarters relocation to Tennessee.
The Engine/Mobile Filtration segment recorded an operating profit increase in 2005 of 21.4% compared to 2004. This increase resulted primarily from sales growth, cost reduction programs and improved capacity utilization, particularly in the segment’s UK operation that performed significantly below expectations in 2004. The segment’s operating margin improved to 22.6% from 20.2% recorded in the third quarter of 2004. Price increases initiated during 2004 and 2005 have

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
substantially offset higher costs of purchased materials and other cost increases. Additional pricing changes are expected to be made as additional cost increases are incurred, especially related to petroleum-based materials such as adhesives and plastic products, freight costs and energy costs.
The Industrial/Environmental Filtration segment reported operating profit of $8,544,000 in 2005 compared to $8,457,000 in 2004. Operating profit improved due to the operating results from the PEFP acquisitions and the segment’s environmental equipment business which more than offset reduced operating profit related to lower HVAC, oil drilling and specialty process filter sales. Continued integration costs to restructure and combine several of the business units and the HVAC branch network, including a related business system conversion, also impacted the segment’s operating results. The segment’s operating margin was 8.1% in the 2005 quarter compared to 8.2% in the 2004 quarter as the higher margins from the PEFP acquisitions partially offset reduced margins from lower sales levels of HVAC and specialty filter products.
The Packaging segment’s operating profit in the 2005 quarter was $2,008,000 compared to $1,665,000 in 2004. The improvement resulted primarily from improved sales levels of metal packaging products and cost reduction programs initiated since the first quarter of 2004. Price increases to customers substantially offset cost increases incurred for purchased materials.
Net other income for the 2005 quarter of $278,000 included interest expense of $164,000 and interest income of $267,000. Net other expense in 2004 was $278,000 and included interest expense of $107,000, a loss of $391,000 on the sale of a Mexican distribution business and interest income of $170,000.
Earnings before income taxes and minority interests for the third quarter of 2005 totaled $31,330,000, compared to $25,222,000 in the comparable quarter last year. The provision for income taxes in 2005 was $10,292,000 compared to $9,257,000 in 2004. The effective rate was 32.9% in the 2005 quarter and 36.7% in the 2004 third quarter. A tax benefit from the favorable settlement of a tax position related to a foreign subsidiary decreased the tax provision by $1,235,000 in third quarter 2005 which was equal to 3.9% of pretax earnings.
Net earnings in the third quarter of the current year were $20,855,000, or $0.40 per share on a diluted basis. Net earnings in the third quarter of 2004 were $15,875,000, or $0.31 per share on a diluted basis. Diluted average shares outstanding were 52,678,124 at the end of the third quarter of 2005, an increase of 1.8% from the average of 51,739,014 for the 2004 quarter.
NINE MONTHS OF 2005 COMPARED TO NINE MONTHS OF 2004.
Net sales increased to $632,450,000 from $580,193,000 in 2004, a 9.0% increase. The sales increase includes approximately $21,000,000 from the PEFP acquisitions. Fluctuations in foreign currency rates did not have a material impact on the 2005 nine-month period.
The Engine/Mobile Filtration segment reported an increase in sales of 12.6% to $267,537,000 compared to the 2004 nine-month period. The increase is primarily due to growth in heavy-duty engine filter sales, both domestically and internationally. Sales for the segment’s operation in Weifang, China increased over 70% in the 2005 period and continued double-digit growth is expected there for the foreseeable future. Price increases to offset cost increases for materials, including steel, filter media and petroleum-based products, increased the segment’s sales in 2005 compared to 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The Industrial/Environmental Filtration segment reported sales of $309,019,000, an increase of 6.6% from the 2004 nine-month period sales of $289,857. The 2005 period includes approximately $21,000,000 from the PEFP acquisitions and sales increases for the segment’s retail HVAC filters, environmental filtration equipment and specialty filtration products used in aviation and industrial applications. The segment’s HVAC filter sales for commercial and industrial applications were lower in the 2005 period primarily as a result of reduced demand for filters in automotive production facilities, the reduction in U.S. manufacturing facilities as a result of moving manufacturing offshore, and competitive pricing pressures. The segment continues to implement price increases to offset material cost increases.
The Packaging segment’s sales increased 5.9% to $55,894,000 in the 2005 period. The increase was primarily for metal packaging products and included price increases to customers as a result of higher material costs.
The Company’s operating profit for the 2005 nine-month period increased to $79,685,000 from $67,106,000 in 2004, an 18.7% increase. The increase resulted primarily from higher Engine/Mobile segment sales, the PEFP acquisitions and cost reductions and improved capacity utilization overall. During the nine-months of 2004, the Company incurred costs of $1,939,000 related to the relocation of its headquarters to Tennessee.
The Engine/Mobile Filtration segment’s operating profit increased to $56,907,000 in 2005, an increase of 17.8% from the 2004 period. The increase is primarily due to the sales volume increase and the related increased capacity utilization. Although costs for purchased materials have increased substantially over the past 12 to 18 months, price increases to customers have been implemented which have substantially offset the cost increases. The segment’s operating margin improved to 21.3% from 20.3% in 2004 primarily as a result of continued productivity improvements, especially in its U.K. production facility that performed below expectations in 2004.
The Industrial/Environmental segment’s operating profit increased to $18,747,000 in 2005 primarily as a result of operating profit related to the PEFP acquisitions that more than offset a reduction in operating profit from the segment’s specialty filtration and HVAC filter businesses. The productivity from these facilities was significantly less in the 2005 nine-month period due to lower than expected sales and production levels. Continued integration costs to restructure and combine several of the business units and the HVAC branch network, including a related business system conversion, also impacted the segment’s operating results. Significant attention has been given to balance production scheduling and to reduce costs to current sales and production requirements. The segment’s operating margin was 6.1% in both the 2005 and 2004 nine-month periods.
The Packaging segment’s operating profit increased to $4,031,000 from $2,954,000 in 2004. The increase was due to improved sales levels and price increases to customers which offset material cost increases that occurred beginning in 2004. Sales increases and cost reduction initiatives contributed to an improvement in operating margin to 7.2% in 2005 from 5.6% for the 2004 nine-month period.
Net other expense in 2005 totaled $129,000 and included interest expense of $460,000, foreign currency exchange losses of $358,000 and interest income of $556,000. Net other income for the 2004 nine-month period of $90,000 included a gain of $720,000 from the first quarter 2004 sale of a building, a loss of $391,000 on the sale of a Mexican distribution business, interest expense of $334,000, foreign currency exchange losses of $94,000 and interest income of $307,000. Interest

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
expense was higher in 2005 due to higher interest rates on industrial revenue bonds during the 2005 nine-month period.
Earnings before income taxes and minority interests for the 2005 nine-month period totaled $79,556,000 compared to $67,196,000 in the prior year period. The provision for income taxes in 2005 was $27,801,000 compared to $24,527,000 in 2004. The effective rate was 34.9% in 2005 and 36.5% in 2004. The 2005 provision includes a tax benefit from the favorable settlement of a tax position related to a foreign subsidiary that decreased the tax provision by $1,235,000 in third quarter 2005 which was equal to 1.6% of pretax earnings. The Company expects that the effective tax rate for fourth quarter 2005 will be approximately 36.5%.
Net earnings in the 2005 nine-month period were $51,355,000, or $0.98 per share on a diluted basis. Net earnings in the 2004 nine-month period were $42,450,000, or $0.82 per share on a diluted basis. Diluted average shares outstanding were 52,328,384 for the 2005 period and 51,560,852 for the 2004 nine-month period. The increase of 1.5% is primarily due to grants of stock-based incentives.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities increased to $68,107,000 for the nine-month 2005 period compared to $44,675,000 in 2004, primarily due to additional net earnings in 2005 and reduced investment in working capital. In the 2005 nine-month period, cash flows for investing activities totaled $19,798,000 and included $16,847,000 used for plant asset additions and $3,512,000 used primarily for a small acquisition at the beginning of the second quarter. In the 2004 nine-month period, $15,089,000 was used for additions to plant assets, $4,871,000 was used for an acquisition and $1,969,000 was received from the sale of plant assets. Cash flows used in financing activities totaled $23,916,000 in 2005 and included net payments of $17,692,000 on borrowings, $1,986,000 for share repurchases and $9,893,000 used for dividend payments. Cash flows used in financing activities of $8,754,000 in 2004 included net payments on debt agreements of $292,000 and dividend payments of $9,563,000.
CLARCOR’s current operations continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company’s debt agreements. Cash flow from operating activities may increase or decrease in future periods due to changes in working capital investments including accounts receivables, inventories, accounts payable and income taxes payable. There were no borrowings at the end of the third quarter 2005 on a $165 million multicurrency revolving credit facility. The credit facility also includes a $40 million letter of credit subline, against which $8,491,000 had been issued at the end of the third quarter of 2005. Other long-term debt, which consists primarily of industrial revenue bonds, totaled $16,243,000 at the end of the 2005 quarter and related principal payments in 2005 will be approximately $1,010,000. The Company is in compliance with all covenants related to debt agreements.
The Company expects to continue to use future additional cash flow for dividends, capital expenditures, share repurchases and acquisitions. Capital expenditures in fiscal year 2005 are expected to be approximately $22 million to $25 million of which approximately 50% will be for normal facility improvements and 50% will be related to productivity improvements, improvements to technical centers, and to support new products and filter media development. In June 2005, the Company’s Board of Directors authorized a $150 million share repurchase program of CLARCOR

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
common stock in the open market and through private transactions over a two-year period. To date, the Company has acquired 68,200 shares totaling $1,986,000. Additional common stock repurchases will be made based on cash flow requirements for capital expenditures and acquisitions as well as the current stock price. Early in the second quarter of 2005, the Company acquired a small filtration company in Canada for $3,407,000, subject to settlement with the sellers of the final amount of net assets acquired. The Company’s off-balance sheet arrangements relate to various operating leases. The Company had no derivative, swap, hedge, variable interest entity or special purpose entity agreements during 2005 or 2004.
The following table summarizes the Company’s fixed cash obligations for the years ending November 30:

(Dollars in thousands)	2005	2006 & 2007	2008 & 2009	Thereafter
Long-Term Debt	$1,010	$220	$—	$15,820
Credit Facility	$7,500	$—	$—	$—
Operating Leases	$9,645	$15,860	$8,407	$9,608
While changes in customer demand for the Company’s products will affect operating cash flow, the Company is not aware of any known trends, demands or reasonably likely events that would materially affect cash flow from operations in the future. Any impact on the Company’s cash flow from the Hurricane Katrina destruction and the resulting economic consequences cannot be determined at this time. It is possible that business acquisitions or dispositions could be made in the future that may affect operating cash flows and may require changes in the Company’s debt and capitalization. The Company may make a $3,000,000 to $6,000,000 voluntary contribution in the fourth quarter of 2005 to its defined benefit pension plan for U.S. employees. It is possible that the accumulated benefit obligation of this plan could exceed the plan’s assets as of the measurement date for fiscal 2005. If that should occur, the Company would be required to recognize an additional minimum liability that is at least equal to the unfunded accumulated benefit obligation, an amount that could exceed $22 million, with an offsetting adjustment to other comprehensive income (net of tax).
The Company’s financial position at the end of the third quarter reflected cash and short-term investments of $46,290,000, an increase from $22,520,000 at year-end 2004. At the end of third quarter 2005 compared to year-end 2004, accounts receivable increased by $2,242,000 primarily due to higher sales in the third quarter of 2005 compared to the fourth quarter of 2004. Inventories increased $6,673,000 from the year-end level due primarily to inventory requirements for increased shipments expected for the remainder of 2005. The current ratio at the end of the third quarter was 2.7 compared to 2.4 at the end of fiscal 2004. The ratio of total debt to total capitalization was 3.3% at the end of the 2005 third quarter compared to the year-end 2004 level of 5.4%. Adjusted for the 2-for-1 stock split in the second quarter of 2005, CLARCOR had 51,869,626 shares of common stock outstanding as of August 27, 2005.
OTHER MATTERS
Market Risk
The Company’s interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
discussed in the Company’s Annual Report and Form 10-K for the year ended November 30, 2004 (the “Annual Report”) in the Financial Review.
Critical Accounting Policies
The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company’s Annual Report in the Financial Review. These policies have been consistently applied in all material respects. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.
Recent Relevant Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the value of employee stock options and similar awards. The Company will also adopt the non-substantive vesting period approach for awards with retirement eligibility options, which requires recognition of compensation expense immediately for grants to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved. In accordance with a Securities and Exchange Commission rule issued in April 2005, SFAS No. 123R is effective for the Company’s fiscal year beginning December 1, 2005. Adoption of this standard is expected to reduce the Company’s net earnings and earnings per share for interim and annual periods after adoption. Management has not fully determined the impact of adopting SFAS No. 123R, but expects that fiscal year 2006 EPS may be reduced by approximately $0.04 if the modified prospective method of reporting is selected.
On December 21, 2004, the FASB issued two FSPs regarding the accounting implications of the American Jobs Creation Act of 2004 (the Act). FSP No. 109-1, “Application of FASB Statement No. 109 ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” is not expected to have an effect on the Company’s effective tax rate until fiscal 2006. FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” was effective for fiscal 2004 and allows the Company additional time to evaluate the impact of the Act on its plan for repatriation of foreign earnings. The Company is currently exploring a one time repatriation of earnings from certain foreign affiliates but has not made a decision regarding such repatriation.
Outlook
Continued sales growth for the Company overall is expected for the remainder of 2005 and in 2006. Engine/Mobile segment sales are expected to grow due to increased aftermarket distribution, sales to OEM dealers and sales of new products. Continued strong demand for truck and railroad freight to move goods worldwide supports the expected sales growth for the Engine/Mobile segment. Sales are expected to increase for the Industrial/Environmental segment as a result of sales from the PEFP acquisitions and due to several initiatives including an increased level of HVAC filter sales staff and the introduction of new products including those with new, technically advanced filtration media. Sales growth is also expected for specialty filtration products, including those used in aviation applications and waste water treatment. The Industrial/Environmental segment’s operating profit is expected to improve as a result of reduced costs, increasing the extent of automation and

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
other productivity improvements that are being made in its HVAC filtration manufacturing facilities. Improving margins by 1% point per year to at least a 10% operating margin remains the objective for the Industrial/Environmental segment; however, the Company does not expect to attain that improvement for fiscal 2005. Sales growth for the Packaging segment is expected to continue in the range of 4% to 7% along with improved operating profit.
As a result of the anticipated overall sales growth for the Company combined with continued cost control efforts, it is expected that diluted earnings per share for 2005 will be in the $1.38 to $1.42 range. As the implementation date related to SFAS No. 123R has been delayed until fiscal 2006 for the Company, this range does not include expense for stock-based compensation that will be required after adoption of SFAS No. 123R. This range also excludes any impact from Hurricane Katrina and its aftermath. The Company is not able to determine how the hurricane will impact CLARCOR for the remainder of 2005 or 2006. The Company’s long-term goal is to average a compound annual growth rate in earnings of 10% to 15%. In the short-term, it is possible that the economic fallout from Hurricane Katrina could impact the U.S. economy sufficiently to slow the Company’s earnings growth, but the Company does not expect this to impact its long-term growth or profitability.
Continued emphasis on cost reductions and price changes within each business unit are expected to offset costs that have increased for energy and purchased materials, primarily metal and petroleum-based products. These costs for the Company may change significantly based on future changes in the U.S. and world economies. Capital investments will continue to be made in each segment’s facilities to improve productivity and to support new products. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if unfavorable economic conditions persist.
CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company’s market base, distribution coverage and product offerings.
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
Certain statements quoted in the body of this report, and statements in the “Outlook” section of this report are forward-looking. These statements involve risk and uncertainty. Actual future results and trends may differ materially depending on a variety of factors including: the volume and timing of orders received during the period; the mix of changes in distribution channels through which the Company’s products are sold; the success of the Company’s Total Filtration Program; the timing and acceptance of new products and product enhancements by the Company or its competitors; changes in pricing, labor availability and related costs, product life cycles and purchasing patterns of distributors and customers; changes in costs of raw materials, insurance, pensions and energy; competitive conditions in the industry; business cycles affecting the markets in which the Company’s products are sold; the success of sales and marketing programs; the effectiveness of plant conversions, plant expansions and productivity improvement programs; the management of both growth and acquisitions; the cost of regulatory requirements such as Sarbanes-Oxley Section 404; the effect of changes in accounting rules; the fluctuation in foreign and U.S. currency exchange rates; market disruptions caused by domestic or international conflicts or natural disasters such as Hurricane Katrina; extraordinary events such as litigation, acquisitions or divestitures including related charges; and economic conditions generally or in various geographic areas. All of the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
foregoing matters are difficult to forecast. The future results of the Company may fluctuate as a result of these and the other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
Due to the foregoing items it is possible that in some future quarters the Company’s operating results will be below the expectation of stock market analysts and investors. In such event, the price of CLARCOR common stock could be materially adversely affected.

     Part I — Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The information required hereunder is set forth on Page 15 of the Quarterly Report under the captions “Management’s Discussion and Analysis – Other Matters – Market Risk.”
     Part I — Item 4. Controls and Procedures.
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 27, 2005. Based on their evaluation, they concluded that the Company’s disclosure controls and procedures were effective in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended August 27, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			(c)
			Total
			number of	(d)
			shares	Approximate
			purchased	dollar value of
			as part of	shares that may
	(a)	(b)	publicly	yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs
May 29, 2005 through June 30, 2005	—	—	—	$150,000,000

July 1, 2005 through July 31, 2005	68,200	$29.12	68,200	$148,013,817

August 1, 2005 through August 27, 2005	—	—	—	$148,013,817

Total	68,200		68,200

     On June 17, 2005, the Board of Directors authorized the repurchase of up to $150 million of outstanding shares of common stock on the open market and in private transactions over a two-year period. There have been no terminations or expirations since the approval date. Purchased shares were retired immediately after purchase.
Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits:
31(i) Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii) Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

c.	Reports Filed on Form 8-K During the Third Quarter Ended August 27, 2005.
Form 8-K dated June 15, 2005 reporting Item 2.02 — Results of Operations and Financial Condition. Item 2.02 included an exhibit 99.1, “CLARCOR Press Release dated June 15, 2005.”
Form 8-K dated June 17, 2005 reporting Item 8.01— Other Events. Item 8 (a) included an exhibit 99.1, “CLARCOR Press Release dated June 17, 2005” disclosing that the Company’s Board of Directors had approved a quarterly dividend of $0.06375 per share of Common Stock and a $150 million stock repurchase program.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CLARCOR Inc.
(Registrant)

September 15, 2005	By	/s/ Norman E. Johnson

(Date)		Norman E. Johnson
Chairman of the Board, President and
Chief Executive Officer

September 15, 2005	By	/s/ Bruce A. Klein

(Date)		Bruce A. Klein
Vice President – Finance and
Chief Financial Officer