Form 10-K
period 2005-12-03
CLARCOR INC
filed 2006-02-09
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 3, 2005
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-11024
CLARCOR Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-0922490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 Crescent Centre Drive, Suite 600, Franklin, TN	37067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	615-771-3100
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  X  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes     No  X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [x]                   Accelerated filer [ ]                   Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes     No  X
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter was $1,424,025,673.
The number of outstanding shares of Common Stock as of January 31, 2006 was 51,768,233 shares.
Certain portions of the registrant’s Proxy Statement dated February 9, 2006 for the Annual Meeting of Shareholders to be held on March 27, 2006 are incorporated by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 3, 2005.

PART I

Item 1.	Description of Business.
     (a) General Development of Business
      CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the “Company” and terms such as “we” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.
      The Company’s fiscal year ends on the Saturday closest to November 30. For fiscal year 2005, the year ended on December 3, 2005 and included 53 weeks. For fiscal year 2004, the year ended November 27, 2004 and included 52 weeks. For fiscal year 2003, the year ended November 29, 2003 and included 52 weeks. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.
     Certain Significant Developments.
      On March 1, 2005, the Company acquired 100% of the shares of Niagara Screen Products Limited (“Niagara”), a Canadian manufacturer of woven wire and metallic screening and filtration products located in St. Catharines, Ontario, Canada, for approximately US $3.4 million in cash. As a result of the acquisition, Niagara is a wholly-owned subsidiary of the Company, reported as part of the Company’s Industrial/ Environmental Filtration segment.
      On November 1, 2005, the Company acquired 100% of the shares of Martin Kurz & Co., Inc. (“MKI”), a privately-owned manufacturer of sintered porous metal laminates used in screening and filtration products for a wide array of industries, including pharmaceutical, petrochemical, aerospace, paper and chemical process industries, for approximately $24.6 million in cash, net of cash received. Based in Mineola, NY, MKI sells products under the Dynapore® and Foil-Meshtm trademarks, among others. As a result of the acquisition, MKI is a wholly-owned subsidiary of the Company, reported as part of the Company’s Industrial/ Environmental Filtration segment.
      During fiscal 2005 these acquired businesses contributed approximately $3.0 million to the Company’s revenues for the year.
      In late November 2005, the Company learned that a major customer of the Company’s Industrial/ Environmental segment intends to begin manufacturing certain products at the customer’s non-U.S. facilities and will cease purchasing these products from the Company at some point in 2006. A fuller discussion of this matter is set forth on page 8 of Exhibit 13(a)(ii) to this Form 10-K — Management’s Discussion and Analysis of Financial Condition and Results of Operation, under the heading “Outlook”.
      (b) Financial Information About Industry Segments
      During 2005, the Company conducted business in three principal industry segments: (1) Engine/ Mobile Filtration, (2) Industrial/ Environmental Filtration and (3) Packaging. These segments are discussed in greater detail below. Financial information for each of the Company’s business segments for the fiscal years 2003 through 2005 is included in Note Q to Notes to Consolidated Financial Statements. See pages F-27 through F-28 in this 2005 Annual Report on Form 10-K (“2005 Form 10-K”).
      (c) Narrative Description of the Business
Engine/Mobile Filtration
      The Company’s Engine/ Mobile segment sells filtration products used on engines and in mobile equipment applications, including trucks, automobiles, buses, locomotives, and marine, construction, industrial, mining and agricultural equipment. The segment’s filters are sold throughout the world, primarily in the replacement market. In addition, some “first-fit” filters are sold to original equipment manufacturers.

      The products in this segment include a full line of oil, air, fuel, coolant, transmission and hydraulic fluid filters which are used in a wide variety of applications and in processes where filter efficiency, reliability and durability are essential. Most of these applications involve a process where impure air or fluid flows through semi-porous paper, corrugated paper, cotton, synthetic, chemical or membrane filter media with varying filtration efficiency characteristics. The impurities contained on the media are disposed of when the filter is changed.
Industrial/Environmental Filtration
      The Company’s Industrial/ Environmental segment centers around the manufacture and marketing of filtration products used in industrial and commercial processes, and in buildings and infrastructures of various types. The segment’s products are sold throughout the world, and include process filtration products and air filtration products and systems used to maintain high interior air quality and to control exterior pollution.
      The segment’s process filtration products include specialty industrial process liquid filters; filters for pharmaceutical processes and beverages; filtration systems for aircraft refueling, anti-pollution, sewage treatment and water recycling; bilge separators; sand control filters for oil and gas drilling; and woven wire and metallic products for filtration of plastics and polymer fibers. These filters use a variety of string wound, meltblown, and porous and sintered and non-sintered metal media, woven wire, and absorbent media.
      The segment’s air filtration products represent a complete line of air filters and cleaners, including antimicrobial treated filters and high efficiency electronic air cleaners. These products are used in commercial buildings, hospitals, factories, residential buildings, paint spray booths, gas turbine systems, medical facilities, motor vehicle cabins, aircraft cabins, clean rooms, compressors and dust collector systems.
Packaging
      The Company’s consumer and industrial packaging products business is conducted by a wholly-owned subsidiary, J. L. Clark, Inc. (“J. L. Clark”).
      J.L. Clark manufactures a wide variety of different types and sizes of containers and packaging specialties. Metal, plastic and combination metal/plastic containers and closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (e.g., tea, coffee, spices, cookies, candy, mints and other confections); cosmetics and toiletries; playing cards; cosmetics and pharmaceuticals. Other packaging products include shells for dry batteries, film canisters, candles, spools for insulated and fine wire, and custom decorated flat metal sheets.
      Containers and packaging specialties are manufactured only upon orders received from customers, and individualized containers and packaging specialties are designed and manufactured, usually with distinctive decoration, to meet each customer’s marketing and packaging requirements and specifications.
Distribution
      Products in both the Engine/Mobile Filtration and Industrial/ Environmental Filtration segments are sold primarily through a combination of independent distributors, dealers for original equipment manufacturers, retail stores and directly to end-use customers such as truck and equipment fleet users, manufacturing companies and contractors. In addition, both segments distribute products worldwide through their respective foreign subsidiaries and through export sales from the United States to end-use customers.
      During fiscal 2005, the Company continued its development and expansion of its Total Filtration Program, as a distribution channel for all of the Company’s filtration products. Under this Program, the Company offers customers the ability to purchase all of their filters for their respective facilities and manufacturing, transportation and construction equipment — effectively a “one-stop shopping” approach to filtration. Customers that purchase a broad range of filtration products and services from multiple suppliers are able, by taking advantage of the Program, to purchase most of their filter requirements from a single source, and thereby reduce administrative burdens and uncertainty concerning filter pricing, availability, delivery, performance and quality. The Company believes that it can serve its customers’ total filtration requirements because it believes that it manufactures and supplies the broadest range of filtration products in the industry. The Company expects that the impact of this Program will grow as customers’ facilities are converted to the Program. During fiscal 2005, the Company concentrated on implementing various elements of the Program that are important for the Program’s success over the medium and long-term. These included the further integration of Company branch operations, training sales people to be cross-functional and cross-disciplinary with respect to the Company’s array of filtration products and services, and standardizing back-office IT systems and operational practices across branch offices.
      In the Packaging segment, J.L. Clark uses an internal sales force and sells its products directly to customers for containers and packaging specialties. Each salesperson is trained in all aspects of J.L. Clark’s manufacturing processes with respect to the products sold and is qualified to consult with customers and prospective customers concerning the details of their particular requirements. In addition, salespersons with expertise in specific areas, such as flat-sheet decorating, are focused on specific customers and markets.
Class of Products
      No class of products accounted for 10% or more of the total sales of the Company in any of the Company’s last three fiscal years.
Raw Materials
      Steel, filter media, cartons, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, gaskets, roll paper, corrugated paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company’s products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. During fiscal 2005 the price of steel and certain hydrocarbon based products (such as resins) purchased by the Company either increased to or remained at high levels. The Company was able to procure adequate supplies of raw materials.
Patents, Trademarks and Tradenames
      Certain features of some of the Company’s products are covered by domestic and, in some cases, foreign patents or patent applications. While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection, although as discussed under the heading of “Risk Factors”, the Company believes that patent-related litigation may become more commonplace across all of its business segments, particularly with respect to its engine aftermarket business.
      With respect to trademarks and tradenames, the Company believes that its trademarks used in connection with certain products and certain tradenames (such as “Baldwin”, “Purolator” and “Facet”) are valuable and significant to its business.
Customers
      The largest 10 customers of the Engine/ Mobile Filtration segment accounted for 24% of the $368,183,000 of fiscal year 2005 sales of such segment.
      The largest 10 customers of the Industrial/ Environmental Filtration segment accounted for 24% of the $427,448,000 of fiscal year 2005 sales of such segment.
      The largest 10 customers of the Packaging segment accounted for 63% of the $78,343,000 of fiscal year 2005 sales of such segment.
      No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2005 sales.

Backlog
      At November 30, 2005, the Company had a backlog of firm orders for products amounting to approximately $91,602,000. The backlog figure for November 30, 2004 was approximately $75,900,000. Substantially all of the orders on hand at November 30, 2005 are expected to be filled during fiscal 2006. The Company does not view its backlog as being excessive or problematic, or a significant indication of fiscal 2006 sales levels.
Competition
      The Company encounters strong competition in the sale of all of its products. The Company competes in a number of filtration markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data. However, in the replacement market for heavy-duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five companies worldwide measured by annual sales. In addition, the Company believes that it is a leading manufacturer of liquid and air filters for diesel locomotives. The Company believes that for industrial and environmental filtration products, it is among the top five companies worldwide measured by annual sales.
      In the Packaging segment, its principal competitors include several manufacturers who often compete on a regional basis only and whose specialty packaging segments are smaller than the Company’s. Strong competition is also presented by manufacturers of paper, plastic and glass containers. The Company’s competitors generally manufacture and sell a wide variety of products in addition to packaging products of the type produced by the Company and do not publish separate sales figures relative to these competitive products. Consequently, the Company is unable to state its relative competitive position in those markets.
      The Company believes that it is able to maintain its competitive position because of the quality and breadth of its products and services and the broad geographic scope of its operations.
Product Development
      The Company develops products on its own and in consultation or partnership with its customers. The Company’s Technical Centers and laboratories test product components and completed products to insure high-quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters, filtration systems and packaging products for particular uses. Product development departments are concerned with the improvement and creation of new filters and filtration media, filtration systems, containers and packaging products in order to broaden the uses of these items, counteract obsolescence and evaluate other products available in the marketplace.
      In fiscal 2005, the Company employed approximately 100 professional employees on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $9,490,000 on such activities as compared with $7,950,000 for fiscal year 2004 and $7,403,000 for fiscal year 2003.
      During fiscal 2005, the Company spent approximately $3 million in connection with completing approximately 95% of a new aviation fuel test facility in Greensboro, North Carolina. In addition, the Company completed a significant portion of a new media development center in Cincinnati, Ohio. The Company anticipates completing both the Greensboro and Cincinnati centers in the first half of 2006.
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
      Although it is not certain what future environmental claims, if any, may be asserted, the Company currently believes that its potential liability for known environmental matters does not exceed its present accrual of $50,000. However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the extent of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each PRP for the cleanup of a contaminated site.
      The Company does anticipate, however, that it may be required to install additional pollution control equipment to augment or replace existing equipment in the future in order to meet applicable environmental standards. For example, during fiscal 2003, the Company replaced certain oxidizers used to remove air-borne contaminants at its Rockford, Illinois, packaging manufacturing facility. The cost of this project was about $1.4 million. In 2005 similar equipment was installed at the Company’s packaging manufacturing facility located in Lancaster, Pennsylvania, at approximately the same cost. The Company is presently unable to predict the timing or the cost of any other project of this nature and cannot give any assurance that the cost of such projects may not have an adverse effect on earnings. However, the Company is not aware, at this time, of any other additional significant current or pending requirements to install such equipment at any of its facilities.
Employees
      As of November 30, 2005, the Company had approximately 5,034 employees.
     (d) Financial Information About Foreign and Domestic Operations and Export Sales
      Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note Q to Notes to Consolidated Financial Statements. See page F-28 in this 2005 Form 10-K.
Internet Website
      The Company’s Internet address is www.clarcor.com. The Company makes available, free of charge, on this website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with the SEC. In addition, the following corporate governance documents can be found on this website: (a) charters for the Audit Committee, the Corporate Governance Committee and the Compensation Committee of the Board of Directors; (b) Code of Conduct; (c) Code of Ethics for Chief Executive Officer and Senior Financial Officers; (d) Corporate Governance Guidelines; (e) Disclosure Controls and Procedures; (f) Procedures Regarding Reports of Misconduct or Alleged Misconduct; and (g) the Company’s By-laws. Copies of all of these documents can also be obtained, free of charge, upon written request to the Corporate Secretary, CLARCOR Inc., 840 Crescent Centre Drive, Suite 600, Franklin, TN 37067.

Item 1A.	Risk Factors.
      Our business faces a variety of risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other information in this 2005 Form 10-K.

Our business is affected by the health of the markets we serve.
      Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial and trucking markets. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in fuel costs, although the replacement nature of our products helps mitigate the effects of these changes. Economic downturns in the markets we serve may result in reductions in sales and pricing of our products, which could reduce future earnings and cash flow.

Our manufacturing operations are dependent upon third-party suppliers.
      We obtain materials and manufactured components from third-party suppliers. Although the majority of these materials and components can be obtained from multiple sources, and while we historically have not suffered any significant limitations on our ability to procure them, any delay in our suppliers’ abilities to provide us with necessary materials and components may affect our capabilities at a number of our manufacturing locations. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely impacted by environmental laws and regulations.
      Our operations are subject to U.S. and non-U.S. environmental laws and regulations governing emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Currently, environmental costs with respect to our former or existing operations are not material, but there is no assurance that we will not be adversely impacted by such costs, liabilities or claims in the future, either under present laws and regulations or those that may be adopted or imposed in the future.

Our operations outside of the United States are subject to political, investment and local business risks.
      Approximately 22% of our sales result from exports to countries outside of the United States and from sales of our foreign business units. As part of our business strategy, we intend to expand our international operations through internal growth and acquisitions. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Among others, these risks include:

•	local political and social conditions, including hyperinflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for the Company;

•	difficulties in enforcing agreements and collecting receivables through certain foreign local systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	imposition or increase of restrictions on investment; and

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.
      The occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or upon the financial condition and results of operations.

We face significant competition in the markets we serve.
      The markets in which we operate are highly competitive and highly fragmented. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, performance, speed of delivery, quality and customer support. Some of our competitors are companies, or divisions or operating units of companies, that have greater financial and other resources than we do. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our business, results of operations and financial condition.

Increasing costs for manufactured components, raw materials and energy prices may adversely affect our profitability.
      We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, resins, plastics, paper and packaging materials. Materials comprise the largest component of our costs, representing over 40% of the costs of our net sales in fiscal 2005. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

We face heightened legal challenges with respect to intellectual property.
      We have developed and actively pursue developing proprietary technology in the industries in which we operate, and rely on intellectual property laws and a number of patents to protect such technology. In doing so, we incur ongoing costs to enforce and defend our intellectual property. Despite our efforts in this regard, we may face situations where our own intellectual property rights are invalidated or circumvented, to our material detriment. We also face increasing exposure to claims by others for infringement of intellectual property rights, particularly with respect to our aftermarket products. These claims could result in significant costs or losses.

Our success depends in part on our development of improved products, and our efforts may fail to meet the needs of customers on a timely or cost-effective basis.
      Our continued success depends on our ability to maintain technological capabilities, machinery and knowledge necessary to adapt to changing market demands as well as to develop and commercialize innovative products, such as innovative filtration media and higher efficiency filtration systems. We may not be able to develop new products as successfully as in the past or be able to keep pace with technological developments by our competitors and the industry generally. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in such programs. If we are unable to recover these costs or if any such programs do not progress as expected, our business, financial condition or results of operations could be materially adversely affected.

The introduction of new and improved products and services could reduce our future sales.
      Substantial changes or technological developments in the industries in which our products are used could reduce sales if these changes negatively impact the need for our products. For example, improvements in engine technology may reduce the need to make periodic filter changes and thus negatively impact our aftermarket filter sales for such engines.

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.
      Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key employees. Our management philosophy of cost-control means that we operate what we consider to be a very lean company with respect to personnel, and our commitment to a less centralized organization (discussed further below) also places greater emphasis on the strength of local management. Our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly management, research and development engineers and technical sales professionals. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel, domestically or abroad, could have a material adverse effect on our business or business prospects.

Our acquisition strategy may be unsuccessful.
      As part of our growth strategy, we plan to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We may be unable to find or consummate future acquisitions at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks and factors, including:

•	the focus of management’s attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;

•	the incorporation of acquired products into our product line;

•	the increasing demands on our operational and information technology systems;

•	the failure to realize expected synergies;

•	the potential loss of customers as a result of changes in control;

•	the possibility that we have acquired substantial undisclosed liabilities; and

•	the loss of key employees of the acquired businesses.
      Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Until we actually assume operating control of these business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired entities and their operations. This is particularly true with respect to non-U.S. acquisitions.
      We compete for potential acquisitions based on a number of factors, including price, terms and conditions, size and ability to offer cash, stock or other forms of consideration. In pursuing acquisitions, we compete against other strategic and financial buyers, some of which are larger than we are and have greater financial and other resources than we have. Increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. In addition, the negotiation of potential acquisitions may require members of management to divert their time and resources away from our operations.

We are a decentralized company, which presents certain risks.
      The Company is relatively decentralized in comparison with its peers. While we believe this practice has catalyzed our growth and enabled us to remain responsive to opportunities and to our customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This means that “company-wide” business initiatives, such as our Total Filtration Program and the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments.
      The Company has no unresolved SEC comments.

Item 2.	Properties.
      The various properties owned and leased by the Company and its operating units are considered by it to be in good repair and well maintained. Plant asset additions in fiscal 2006 are estimated at $25-$30 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.
      The following is a description of the real property owned or leased by the Company or its affiliated entities, broken down by Business Segment. All acreage and square foot measurements are approximate.
Corporate Headquarters
      The Company’s corporate headquarters are located in Franklin, Tennessee, and housed in 23,000 sq ft of office space under lease to the Company. The Company also owns a parcel of undeveloped land in Rockford, Illinois totaling 6 acres.
Engine/ Mobile Filtration Segment.
United States Facilities

Location	Size	Owned or Leased

Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space	Owned
Kearney, NE	42 acre site with 516,000 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space, and 40,000 sq ft of office space	Owned
Lancaster, PA	11.4 acre site with 168,000 sq ft of manufacturing and office space	Owned
Yankton, SD	20 acre site with 170,000 sq ft of manufacturing space	Owned
International Facilities

Location	Size	Owned or Leased

Warrington, Cheshire, England	4 acre site with two facilities totaling 71,000 sq feet of manufacturing, warehousing and office space	Owned
Weifang, People’s Republic of China(1)	8 buildings, constituting 180,000 sq ft of manufacturing and administrative space	Leased

(1)	The Company recently consented to a relocation of this facility by the local Chinese government under favorable terms and at little cost to the Company and with no anticipated material interruption to the Company’s operations in China. It is anticipated that this relocation will occur in late 2006.
      In addition to the above properties, the Engine/ Mobile Filtration segment leases and operates smaller facilities in Australia, Belgium, Mexico, South Africa and the United Kingdom in order to manufacture and/or distribute filtration products.

Industrial/Environmental Filtration Segment.
United States Facilities

Location	Size	Owned or Leased

Auburn Hills, MI	55,000 sq ft of warehousing and office space	Leased
Birmingham, AL	9,000 sq ft of warehouse space	Owned
Blue Ash, OH	17 acre site with 157,000 sq ft of manufacturing and office space	Owned
Campbellsville, KY	100 acre site with 290,000 sq ft of manufacturing and office space	Owned
Corona, CA	84,000 sq feet of manufacturing, warehousing and office space	Leased
Dallas, TX	83,500 sq feet of manufacturing, warehousing and office space	Leased
Goodlettsville, TN	33,000 sq ft of warehouse space	Owned
Greensboro, NC	21 acre site with 88,000 sq ft of manufacturing, warehousing and office space	Owned
	97,000 sq ft of manufacturing, warehousing and office space	Owned
Henderson, NC	226,000 sq feet of manufacturing, warehousing and office space	Leased
	25 acres with 235,000 sq feet of manufacturing, warehousing and office space	Owned
Houston, TX	88,000 sq ft of manufacturing, warehousing and office space	Leased
Jeffersontown, KY	7.5 acre site with 100,000 sq ft of manufacturing and office space	Owned
Kenly, NC	50,000 sq feet of manufacturing and office space	Owned
Louisville, KY	99,000 sq feet of manufacturing, warehousing and office space	Leased
Mineola, NY	5 buildings totaling approx 31,000 sq ft of manufacturing and office space	Leased
New Albany, IN	142,000 sq feet of manufacturing, warehousing and office space	Leased
Ottawa, KS	41,000 sq ft of manufacturing and office space	Owned
Rockford, IL	83,000 sq feet of manufacturing, warehousing and office space	Leased
Sacramento, CA	108,000 sq feet of manufacturing, warehousing and office space	Leased
	40,000 sq feet of manufacturing, warehousing and	Owned
office space
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space	Owned
Tulsa, OK	16 acre site with 142,000 sq ft of manufacturing and office space	Owned

International Facilities

Location	Size	Owned or Leased

St. Catharines, Ontario, Canada	25,000 sq ft of warehouse space. Right to occupy 40,000 sq ft total (15,000 sq ft currently being sublet.)	Leased
La Coruña, Spain	4 acre site with 61,000 sq ft of manufacturing and office space	Owned
      In addition to the above properties, the Industrial/ Environmental segment leases smaller facilities in the following locations in order to manufacture, distribute and/or service filtration products: United States: Anaheim, CA; Atlanta, GA; Auburn, WA; Chantilly, VA; Cincinnati, OH; Clover, SC; Columbus, OH; Commerce City, CO; Dalton, GA; Dallas, TX; Davenport, IA; Fresno, CA; Hayward, CA; Houston, TX; Indianapolis, IN; Jackson, MS; Jasper, IN; Kansas City, MO; Kenly, NC; Lexington, KY; Louisville, KY; Phoenix, AZ; Portland, OR; Sacramento, CA; Stillwell, OK; Tulsa, OK; Wichita, KA. International: France; Germany; Italy; Malaysia; Netherlands; Singapore; United Kingdom.
Packaging Segment.

Location	Size	Owned or Leased

Rockford, IL	34 acre site with buildings totaling 394,000 sq ft of manufacturing, warehousing and office space	Owned
Lancaster, PA	11 acre site with 243,500 sq ft of manufacturing and office space	Owned
      In addition to the above properties, the Packaging segment leases a smaller facility in Lathrop, California to manufacture packaging products.

Item 3.	Legal Proceedings.
      The Company is involved in legal actions arising in the normal course of business. Management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.
ADDITIONAL ITEM: Executive Officers of the Registrant
      The following individuals are the executive officers of the Company as of February 1, 2006:

	Age at	Year Elected
Name	12/3/05	to Office

Norman E. Johnson	57	2000
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

Bruce A. Klein	58	1995
Vice President-Finance and Chief Financial Officer. Mr. Klein was employed by the Company and elected Vice President-Finance and Chief Financial Officer on January 3, 1995.

	Age at	Year Elected
Name	12/3/05	to Office

Sam Ferrise	49	2003
President, Baldwin Filters, Inc. Mr. Ferrise was appointed President of Baldwin Filters, Inc. in 2000. He became an executive officer of the Company in 2003 while retaining the same title with Baldwin Filters, Inc.

David J. Lindsay	50	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Marcia S. Blaylock	49	2000
Vice President, Controller. Ms. Blaylock has been an employee of the Company since 1974. She was elected Assistant Secretary in 1994, Corporate Secretary in 1995, Vice President and Corporate Secretary in 1996, Vice President, Controller and Corporate Secretary in 1997 and Vice President, Controller in 2000.

Richard M. Wolfson	39	2006
Vice President, General Counsel and Secretary. Mr. Wolfson became an employee of the Company in 2006. He was elected Vice President, General Counsel and Secretary in 2006. He was a principal of the InterAmerican Group, an advisory services and private equity firm, from 2001 until 2006. He served as a Vice President and then as an Executive Vice President of Education Networks of America, Inc. (“ENA”) from 2000 to 2001. Prior to joining ENA, he was a partner in the Chicago office of the law firm of Baker & McKenzie.
      Each executive officer of the Company is elected by the Board of Directors for a term of one year which begins at the Board of Directors Meeting at which he or she is elected, held at the time of the Annual Meeting of Shareholders, and ends on the date of the next Annual Meeting of Shareholders or upon the due election and qualification of his or her successor.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The Company’s Common Stock is listed on the New York Stock Exchange; it is traded under the symbol CLC.
      On March 21, 2005, the Company’s Board of Directors approved a 100% stock dividend for the purpose of effecting a 2-for-1 stock split of the issued shares of Common Stock of the Company. The record date for the split was April 15, 2005, and the stock dividend was paid on April 29, 2005, doubling the number of shares of Common Stock outstanding at that time to approximately 51,519,588. Unless otherwise indicated, all shares and per share amounts set forth in this report have been adjusted for the 2-for-1 stock split.
      The following table sets forth the high and low market prices as quoted during the relevant periods on the New York Stock Exchange and dividends per share paid for each quarter of the last two fiscal years.

	Market Price

Quarter Ended	High	Low	Dividends

February 26, 2005	$28.55	$24.60	$0.06375
May 28, 2005	28.66	24.75	0.06375
August 27, 2005	31.79	26.61	0.06375
December 3, 2005	31.98	25.89	0.06750

Total Dividends			$0.25875

	Market Price

Quarter Ended	High	Low	Dividend

February 28, 2004	$22.91	$20.60	$0.06250
May 29, 2004	22.73	20.08	0.06250
August 28, 2004	22.92	21.16	0.06250
November 27, 2004	26.30	21.83	0.06375

Total Dividends			$0.25125

      As set forth above, the quarterly dividend rate was increased in fiscal year 2005, and the Company expects to continue making dividend payments to shareholders.
      The approximate number of holders of record of the Company’s Common Stock at February 1, 2006, 2006 was 1,950. In addition, the Company believes that there are approximately 6,100 beneficial owners whose shares are held in street names.
      On June 17, 2005, the Company’s Board of Directors approved a two-year Stock Repurchase Program, pursuant to which the Company from time to time may purchase up to $150 million worth of shares of the Company’s Common Stock in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the program, and the timing, actual number and value of shares to be purchased depend on market conditions and the Company’s then-current liquidity needs. As of the end of fiscal year 2005, the Company had repurchased approximately 368,200 shares of its Common Stock, at a median price of $28.41 per share, and an aggregate cost of $10.4 million. The following table sets forth the monthly share purchases by Company in the last fiscal quarter of 2005.
COMPANY PURCHASES OF EQUITY SECURITIES(1)

				Maximum Approximate
			Total Number of Shares	Dollar Value of Shares
			Purchased as Part of	that may yet be
	Total Number of	Average Price Paid	the Company’s Publicly	Purchased under the
Period	Shares Purchased	per Share	Announced Plan	Plan

Sept 1 – Sept 30, 2005	250,000	$28.42	250,000	$140,909,090
Oct. 1 – Oct. 31, 2005	50,000	27.41	50,000	$139,538,836
Nov. 1 – Dec. 3, 2005	0			$139,538,836
Total	300,000

(1)	Purchase Plan announced June 20, 2005 for aggregate purchases up to $150 million. Program expires June 16, 2007.

Item 6.	Selected Financial Data.
      The information required hereunder is included as Exhibit 13(a)(i) to this 2005 Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
      The information required hereunder is included as Exhibit 13(a)(ii) to this 2005 Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
      The information required hereunder is included on page 6 of Exhibit 13(a)(ii) to this 2005 Form 10-K.

Item 8.	Financial Statements and Supplementary Data.
      The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2005 Form 10-K on pages F-1 through F-28.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
      Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 3, 2005, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting
      The management of CLARCOR is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 3, 2005.
      The Company has excluded MKI from its assessment of internal control over financial reporting as of December 3, 2005 because it was acquired by the Company in a purchase business combination during fiscal 2005. MKI is a wholly-owned subsidiary whose total assets and total revenues represent 4% and 0.05%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended December 3, 2005.
      Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 3, 2005, which report appears on page F-1 of this Form 10-K.

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Certain information required hereunder is set forth in the Company’s Proxy Statement dated February 9, 2006 (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on March 27, 2006 under the caption “Election of Directors — Nominees for Election to the Board of Directors,” “— Information Concerning Nominees and Directors”, and “The Board of Directors — Committees of the Board of Directors” and is incorporated herein by reference. Additional information required hereunder is set forth in the Proxy Statement under the caption “Beneficial Ownership of the Company’s Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
      On March 28, 2005, the Company filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards, as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this 2005 Form 10-K and to the annual report on form 10-K for the year ended November 27, 2004, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11.	Executive Compensation.
      The information required hereunder is set forth in the Proxy Statement under the captions “Compensation of Executive Officers and Other Information” and “Report of the Compensation Committee” and under the caption “Performance Graph” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required hereunder is set forth in the Proxy Statement under the caption “Equity Compensation Plan Information” and under the caption “Beneficial Ownership of the Company’s Common Stock” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
      None.

Item 14.	Principal Accounting Fees and Services.
      The information required herein is set forth in the Proxy Statement under the caption “Report of the Audit Committee — Amounts Paid to PricewaterhouseCoopers LLP.”
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
      (a)(1) Financial Statements
      Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.
      (a)(3) Exhibits

3.1		The registrant’s Second Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998.

3	.1(a)	Amendment to ARTICLE FOURTH of the Second Restated Certificate of Incorporation. Incorporated by reference to the Company’s Proxy Statement dated February 18, 1999 for the Annual Meeting of Shareholders held on March 23, 1999.

3	.1(b)	Amendment to ARTICLE FOURTH of the Second Restated Certificate of Incorporation. Incorporated by reference to the Company’s Proxy Statement dated February 17, 2005 for the Annual Meeting of Shareholders held on March 21, 2005.

3.2		The registrant’s By-laws, as amended. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.

3.3		Certificate of Designation of Series B Junior Participating Preferred Stock of CLARCOR as filed with the Secretary of State of the State of Delaware on April 2, 1996. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A filed April 3, 1996.

4.1		Stockholder Rights Agreement dated as of March 28, 1996 between the registrant and the First Chicago Trust of New York. Incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K filed April 3, 1996.

4	.1(a)	First Amendment to Stockholders Rights Agreement dated as of March 23, 1999. Incorporated by reference to Exhibit 4 to the Company’s Form 8-A/ A filed March 29, 1999.

4.2		Certain instruments defining the rights of holders of long-term debt securities of CLARCOR and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. CLARCOR hereby agrees to furnish copies of these instruments to the SEC upon request.

4	.2(c)	Credit Agreement dated as of April 8, 2003 among CLARCOR Inc., the Lenders and Bank One, NA, as Agent. Incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q filed June 27, 2003.

10.1		The registrant’s Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1984 (the “1984 10-K”). +

10.2		The registrant’s Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.2 to the 1984 10-K. +

10	.2(a)	The registrant’s 1994 Executive Retirement Plan. Incorporated by reference to Exhibit 10.2(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 1994 (“1994 10-K”). +

10	.2(b)	The registrant’s 1994 Supplemental Pension Plan. Incorporated by reference to Exhibit 10.2(b) to the 1994 10-K. +

10	.2(c)	The registrant’s Supplemental Retirement Plan (as amended and restated effective December 1, 1994). Incorporated by reference to Exhibit 10.2(c) to the 1994 10-K. +

10.3		The registrant’s 1984 Stock Option Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated March 2, 1984 for the Annual Meeting of Shareholders held on March 31, 1984. +

10.4		Employment Agreements with certain officers. Incorporated by reference to Exhibit 5 to the Company’s Current Report on Form 8-K filed July 25, 1989. +

10	.4(a)(1)	Form of Amended and Restated Employment Agreement with each of Marcia S. Blaylock, Sam Ferrise, Bruce A. Klein, David J. Lindsay and Richard M. Wolfson. Incorporated by Reference to Exhibit 10.4(a)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2000 (the “2000 10-K”). +

10	.4(c)	Employment Agreement with Norman E. Johnson dated July 1, 1997. Incorporated by reference to Exhibit 10.4(c) to the 1997 10-K. +

10	.4(c)(1)	Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 17, 2000. Incorporated by Reference to Exhibit 10.4(c)(1) to the 2000 10-K. +

10	.4(d)	Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the 1997 10-K. +

10	.4(e)	Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit 10.4(e) to the 1997 10-K. +

10.5		The registrant’s 1994 Incentive Plan (the “1994 Plan”) as amended through June 30, 2000. Incorporated by Reference to Exhibit 10.5 to the 2000 10-K. +

10	.5(a)	Amendment to the 1994 Plan adopted December 18, 2000. Incorporated by Reference to Exhibit 10.5(a) to the 2000 10-K. +

10	.5(b)	The registrant’s 2004 Incentive Plan (the “2004 Plan”). Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 20, 2003 for the Annual Meeting of Shareholders held on March 24, 2003. +

10	.5(c)	Amendment to the 1994 Plan and to the 2004 Plan. Incorporated by reference to Exhibit 10.5(c) to the Company’s Annual Report for the fiscal year ended November 29, 2003 (the “2003 10-K”). +

10.6		Stock Purchase Agreement dated as of October 19, 2005, among the Company, MKI Acquisition Company, Martin Kurz & Co., Inc. and the Stockholders of Martin Kurz & Co., Inc. Incorporated by reference to Exhibit 2 of the Company’s Current Report on Form 8-K filed October 21, 2005.

*12	.1	Computation of Certain Ratios.

*13	(a)	The following items are included as Exhibits to this Annual Report on Form 10-K:

	(i)	The “11-Year Financial Review”; and

	(ii)	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

14		Code of Ethics for Chief Executive Officer and Senior Financial Officers. Incorporated by reference to Exhibit 14 to the 2003 10-K.

*21		Subsidiaries of the Registrant.

*23		Consent of Independent Registered Public Accounting Firm.

*31	.1	Certification of Norman E. Johnson, Chairman, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.

*31	.2	Certification of Bruce A. Klein, Vice President — Finance and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.

*32	.1	Certification of Norman E. Johnson, Chairman, President and Chief Executive Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32	.2	Certification of Bruce A. Klein, Vice President — Finance and Chief Financial Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 9, 2006

CLARCOR Inc.
(Registrant)

By: /s/ Norman E. Johnson

Norman E. Johnson
Chairman of the Board, President &
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 9, 2006	By:	/s/ Norman E. Johnson Norman E. Johnson Chairman of the Board, President & Chief Executive Officer and Director

Date: February 9, 2006	By:	/s/ Bruce A. Klein Bruce A. Klein Vice President — Finance & Chief Financial Officer

Date: February 9, 2006	By:	/s/ Marcia S. Blaylock Marcia S. Blaylock Vice President, Controller & Chief Accounting Officer

Date: February 9, 2006	By:	/s/ J. Marc Adam J. Marc Adam Director

Date: February 9, 2006	By:	James W. Bradford, Jr. Director

Date: February 9, 2006	By:	/s/ Robert J. Burgstahler Robert J. Burgstahler Director

Date: February 9, 2006	By:	/s/ Paul Donovan Paul Donovan Director

Date: February 9, 2006	By:	/s/ Robert H. Jenkins Robert H. Jenkins Director

Date: February 9, 2006	By:	/s/ Philip R. Lochner, Jr. Philip R. Lochner, Jr. Director

Date: February 9, 2006	By:	/s/ James L. Packard James L. Packard Director

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
CLARCOR Inc.
We have completed integrated audits of CLARCOR Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 3, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on CLARCOR’s 2005, 2004 and 2003 consolidated financial statements and on its internal control over financial reporting as of December 3, 2005, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CLARCOR and its subsidiaries at December 3, 2005 and November 27, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 3, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 3, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 3, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Martin Kurz & Co., Inc. from its assessment of internal control over financial reporting as of December 3, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Martin Kurz & Co., Inc. from our audit of internal control over financial reporting. Martin Kurz & Co., Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 4% and 0.05%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 3, 2005.

/s/ PricewaterhouseCoopers LLP
Louisville, Kentucky
February 6, 2006

CLARCOR Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2005 and 2004
(Dollars in thousands except per share data)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$18,502	$17,420
Short-term investments	10,400	5,100
Accounts receivable, less allowance for losses of $9,775 for 2005 and $9,557 for 2004	152,755	143,719
Inventories	117,508	115,571
Prepaid expenses and other current assets	7,253	5,111
Deferred income taxes	18,515	17,069

Total current assets	324,933	303,990

Plant assets, at cost less accumulated depreciation	149,505	142,242
Acquired intangibles, less accumulated amortization	168,176	147,789
Pension assets	22,069	24,574
Deferred income taxes	521	614
Other noncurrent assets	10,068	8,588

Total assets	$675,272	$627,797

LIABILITIES
Current liabilities:
Current portion of long-term debt	$233	$420
Accounts payable and accrued liabilities	108,693	117,859
Income taxes	12,544	7,993

Total current liabilities	121,470	126,272

Long-term debt, less current portion	16,009	24,130
Postretirement health care benefits	4,239	4,380
Long-term pension liabilities	16,287	11,256
Deferred income taxes	26,184	26,778
Other long-term liabilities	6,267	4,874
Minority interests	1,983	1,645

Contingencies

SHAREHOLDERS’ EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 60,000,000 shares, issued 51,594,781 in 2005 and 51,223,054 in 2004	51,595	25,612
Capital in excess of par value	21,458	23,995
Accumulated other comprehensive (loss) earnings	(4,637)	1,671
Retained earnings	414,417	377,184

Total shareholders’ equity	482,833	428,462

Total liabilities and shareholders’ equity	$675,272	$627,797

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
for the years ended November 30, 2005, 2004 and 2003
(Dollars in thousands except per share data)

	2005	2004	2003

Net sales	$873,974	$787,686	$741,358
Cost of sales	608,242	547,058	519,667

Gross profit	265,732	240,628	221,691
Selling and administrative expenses	147,240	142,451	134,629

Operating profit	118,492	98,177	87,062

Other income (expense):
Interest expense	(636)	(446)	(1,767)
Interest income	928	385	235
Other, net	(862)	944	529

	(570)	883	(1,003)

Earnings before income taxes and minority interests	117,922	99,060	86,059
Provision for income taxes	40,968	34,717	31,371

Earnings before minority interests	76,954	64,343	54,688
Minority interests in earnings of subsidiaries	(561)	(346)	(136)

Net earnings	$76,393	$63,997	$54,552

Net earnings per common share:
Basic	$1.48	$1.26	$1.09
Diluted	$1.46	$1.24	$1.08

Average number of common shares outstanding:
Basic	51,658,347	50,984,314	50,213,122
Diluted	52,215,689	51,506,738	50,745,612

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended November 30, 2005, 2004 and 2003
(Dollars in thousands except per share data)

	Common Stock

	Issued		In Treasury		Capital in	Accumulated
					Excess of	Other
	Number		Number		Par	Comprehensive	Retained
	of Shares	Amount	of Shares	Amount	Value	(Loss) Earnings	Earnings	Total

Balance, November 30, 2002	49,837,228	$24,919	—	$—	$12,854	$(6,187)	$283,875	$315,461

Net earnings	—	—	—	—	—	—	54,552	54,552
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	517	—	517
Translation adjustments	—	—	—	—	—	4,734	—	4,734

Total comprehensive earnings								59,803

Stock options exercised	770,340	385	—	—	2,097	—	—	2,482
Tax benefit applicable to stock options	—	—	—	—	4,494	—	—	4,494
Issuance of stock under award plans	23,826	12	—	—	553	—	—	565
Forfeiture of stock under award plans	(13,140)	(7)	—	—	—	—	—	(7)
Cash dividends — $0.2463 per common share	—	—	—	—	—	—	(12,406)	(12,406)

Balance, November 30, 2003	50,618,254	25,309	—	—	19,998	(936)	326,021	370,392

Net earnings	—	—	—	—	—	—	63,997	63,997
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	(1,229)	—	(1,229)
Translation adjustments	—	—	—	—	—	3,836	—	3,836

Total comprehensive earnings								66,604

Stock options exercised	530,082	265	—	—	(2,667)	—	—	(2,402)
Tax benefit applicable to stock options	—	—	—	—	5,378	—	—	5,378
Issuance of stock under award plans	74,718	38	—	—	1,286	—	—	1,324
Cash dividends — $0.2513 per common share	—	—	—	—	—	—	(12,834)	(12,834)

Balance, November 30, 2004	51,223,054	25,612	—	—	23,995	1,671	377,184	428,462

Net earnings	—	—	—	—	—	—	76,393	76,393
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	(2,110)	—	(2,110)
Translation adjustments	—	—	—	—	—	(4,198)	—	(4,198)

Total comprehensive earnings								70,085

Stock options exercised	602,897	479	—	—	(1,669)	—	—	(1,190)
Tax benefit applicable to stock options	—	—	—	—	6,789	—	—	6,789
Issuance of stock under award plans	137,030	97	—	—	2,436	—	—	2,533
Stock split	—	25,775	—	—	—	—	(25,775)	—
Purchase treasury stock	—	—	(368,200)	(10,461)	—	—	—	(10,461)
Retire treasury stock	(368,200)	(368)	368,200	10,461	(10,093)	—	—	—
Cash dividends — $0.2588 per common share	—	—	—	—	—	—	(13,385)	(13,385)

Balance, November 30, 2005	51,594,781	$51,595	—	$—	$21,458	$(4,637)	$414,417	$482,833

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$76,393	$63,997	$54,552
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	19,749	18,241	18,078
Amortization	1,338	910	907
Minority interests in earnings of subsidiaries	561	346	136
Net (gain)/ loss on dispositions of plant assets	(53)	(522)	105
Changes in assets and liabilities, net of business acquisitions:
Short-term investments	(5,300)	(2,600)	(2,500)
Accounts receivable	(7,957)	(13,152)	(4,392)
Inventories	(395)	(11,303)	3,572
Prepaid expenses and other current assets	(2,081)	831	(332)
Other noncurrent assets	(661)	1,056	(862)
Accounts payable and accrued liabilities	(7,312)	7,893	5,879
Pension assets and liabilities, net	4,059	(2,936)	1,817
Income taxes	11,271	4,994	4,810
Deferred income taxes	(266)	4,051	3,626

Net cash provided by operating activities	89,346	71,806	85,396

Cash flows from investing activities:
Additions to plant assets	(24,032)	(22,352)	(13,042)
Business acquisitions, net of cash acquired	(28,133)	(41,893)	—
Dispositions of plant assets	653	2,071	7
Other, net	—	(35)	49

Net cash used in investing activities	(51,512)	(62,209)	(12,986)

Cash flows from financing activities:
Proceeds (payments) under multicurrency revolving credit agreements	(7,500)	7,500	(62,473)
Payments on long-term debt	(811)	(519)	(11,044)
Sales of capital stock under stock option and employee purchase plans	5,790	2,703	5,254
Purchase of treasury stock	(10,461)	—	—
Cash dividends paid	(13,385)	(12,834)	(12,406)
Other, net	(9,332)	4,213	—

Net cash provided by (used in) financing activities	(35,699)	1,063	(80,669)

Net effect of exchange rate changes on cash	(1,053)	912	360

Net change in cash and short-term cash investments	1,082	11,572	(7,899)
Cash and short-term cash investments, beginning of year	17,420	5,848	13,747

Cash and short-term cash investments, end of year	$18,502	$17,420	$5,848

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A.	Accounting Policies
Principles of Consolidation
      The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50% owned and controlled. CLARCOR Inc. and its subsidiaries are hereinafter collectively referred to as the “Company” or CLARCOR. The Company has three reportable segments: Engine/ Mobile Filtration, Industrial/ Environmental Filtration and Packaging.
Use of Management’s Estimates
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
Accounting Period
      The Company’s fiscal year ends on the Saturday closest to November 30. The fiscal year ended December 3, 2005 was comprised of fifty-three weeks. The fiscal years ended November 27, 2004 and November 29, 2003 were comprised of fifty-two weeks. In the consolidated financial statements, all fiscal years are shown to begin as of December 1 and end as of November 30 for clarity of presentation.
Reclassifications
      Certain reclassifications have been made to conform prior years’ data to the current presentation. These reclassifications had no effect on reported earnings.
Cash and Cash Equivalents and Short-term Investments
      All highly liquid investments with a maturity of three months or less when purchased or that are readily saleable are considered to be short-term cash equivalents. Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Short-term investments include auction rate securities (ARS) classified as trading securities. Unrealized holding gains and losses, if any, would be included in investment income. There were no unrealized holding gains or losses in any year presented. The carrying amount of cash equivalents and investments approximates fair value. In 2005, the Company began recording its ARS in a separate balance sheet classification.
      The Company reclassified short-term investments on its Consolidated Balance Sheet for 2004 and on its 2004 and 2003 Statements of Cash Flows, which were previously presented as cash and cash equivalents, to present them in accordance with their contractual maturities. The amounts reclassified totaled $5,100 in 2004 and $2,500 in 2003. The purchases and sales related to the investments held in each of the three years ended November 30, 2005 have been presented on the Consolidated Statements of Cash Flows in the operating activities section. This reclassification had no impact on the Consolidated Statements of Earnings or Consolidated Statements of Shareholders’ Equity.
Foreign Currency Translation
      Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period. Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated with other comprehensive earnings as a separate component of shareholders’ equity and are presented in the Consolidated Statements of Shareholders’ Equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
Derivatives
      During the years presented, the Company did not use any derivatives. However, from time-to-time, the Company may make limited use of derivative financial instruments to manage certain interest rate and foreign currency risks. Interest rate swap agreements could be utilized to convert certain floating rate debt into fixed rate debt. Cash flows related to interest rate swap agreements would be included in interest expense over the terms of the agreements.
      When applicable, the Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In addition, the Company assesses (both at the hedge’s inception and on an ongoing basis) the effectiveness of the derivatives that are used in hedging transactions. If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company would discontinue hedge accounting prospectively. Ineffective portions of changes in the fair value of cash flow hedges would be recognized in earnings.
Comprehensive Earnings
      Foreign currency translation adjustments, unrealized gains and losses on derivative instruments and minimum pension liability adjustments are included in other comprehensive earnings, net of tax.
      The components of the ending balances of accumulated other comprehensive earnings are as follows:

	2005	2004	2003

Minimum pension liability, net of tax	$(3,944)	$(1,834)	$(605)
Translation adjustments	(693)	3,505	(331)

Accumulated other comprehensive earnings/ (loss)	$(4,637)	$1,671	$(936)

      The minimum pension liability is net of tax of $2,373, $1,089, and $359 for the years ended November 30, 2005, 2004 and 2003, respectively. The translation adjustment is net of tax of $155 for the year ended November 30, 2005. There were no tax effects for prior years’ translation adjustments.
Stock-based Compensation
      In accordance with Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company accounts for stock-based compensation using the intrinsic value method as prescribed under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provides the disclosure-only provisions of SFAS No. 123. As discussed under “New Pronouncements”, the Company will adopt SFAS No. 123R, “Share-Based Payment” for its fiscal year 2006.
      If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates consistent with the method of SFAS No. 123 and SFAS No. 148, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
Company’s pro forma net earnings and basic and diluted earnings per share (EPS) would have been as follows.

	2005	2004	2003

Net earnings, as reported	$76,393	$63,997	$54,552
Add stock-based compensation expense, net of tax, included in net earnings	531	489	361
Less total stock-based compensation expense under the fair value-based method, net of tax	(8,486)	(4,362)	(2,668)

Pro forma net earnings	$68,438	$60,124	$52,245

Basic EPS, as reported	$1.48	$1.26	$1.09
Pro forma basic EPS	$1.32	$1.18	$1.04
Diluted EPS, as reported	$1.46	$1.24	$1.08
Pro forma diluted EPS	$1.31	$1.17	$1.03
      On November 18, 2005, the Board of Directors approved a grant of 386,375 options that were fully vested on the date of grant. Approximately $3,000 of pretax compensation expense was included in the determination of pro forma earnings during 2005 that otherwise would have been recorded as stock option expense in accordance with SFAS No. 123R, “Share-Based Payment” over future years had the options been granted with a four-year vesting period similar to prior grants.
      On March 22, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of nonqualified stock options granted on December 12, 2004 to current employees, including executive officers. All of these options had an exercise price greater than the then-market price per share and provided for vesting at the rate of 25% per year beginning on the first anniversary of the date of grant. Approximately $3,000 of pretax compensation expense was included in the determination of pro forma earnings during 2005 that otherwise would have been recorded as stock option expense in accordance with SFAS No. 123R, “Share-Based Payment” over future years.
Accounts Receivable and Allowance for Losses
      Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for losses is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on economic conditions in the industries to which the Company sells and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends. The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.
Plant Assets
      Depreciation is determined primarily by the straight-line method for financial statement purposes and by the accelerated method for tax purposes. The provision for depreciation is based on the estimated useful lives of the assets (15 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment). It is the policy of the Company to capitalize renewals and betterments and to charge to expense the cost of current maintenance and repairs. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s books and the resulting gain or loss is reflected in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
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
      The Company recognizes an acquired intangible apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. An intangible other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. The Company’s trade names and trademarks have indefinite useful lives and are subject to impairment testing. All other acquired intangible assets, including patents (average fourteen year life) and other identifiable intangible assets with lives ranging from two to thirty years, are being amortized using the straight-line method over the estimated periods to be benefited. The Company reviews the lives of its definite-lived intangibles annually and if necessary, impairment losses would be recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.
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
Research and Development
      The Company charges research and development costs relating to the development of new products or the improvement or redesign of its existing products to expense when incurred. These costs totaled approximately $9,490 in 2005, $7,950 in 2004 and $7,403 in 2003.
Self-Insurance
      The Company self-insures for certain insurable risks, primarily workers’ compensation, general liability, property losses and employee medical coverage. Insurance coverage is generally obtained for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. Liabilities are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
determined using independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, anticipated recoveries are recorded in the same lines in the Consolidated Statements of Earnings in which the losses were recorded, based on management’s best estimate of amounts due from insurance providers.
Guarantees
      The Company has provided letters of credit totaling approximately $25,028 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.
      In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.
      The Company has a majority ownership interest in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners’ interest for an amount estimated not to exceed $1,400 as of November 30, 2005. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company has recorded this amount at its fair value in other long-term liabilities.
New Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to expense the value of employee stock options and similar awards. In accordance with a Securities and Exchange Commission rule issued in April 2005, SFAS No. 123R is effective for the Company’s fiscal year beginning December 1, 2005. The Company will also adopt the non-substantive vesting period approach for awards with retirement eligibility options, which requires recognition of compensation expense immediately for grants to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved. Adoption of this standard is expected to reduce the Company’s net earnings and earnings per share for interim and annual periods after adoption. Management expects fiscal year 2006 EPS will be reduced by approximately $0.03 under the modified prospective method of reporting based on the unvested options outstanding as of November 30, 2005.
      On December 21, 2004, the FASB issued two FSPs regarding the accounting implications of the American Jobs Creation Act of 2004. FSP No. 109-1, “Application of FASB Statement No. 109 ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” is not expected to have an effect on the Company’s effective tax rate until fiscal 2006. FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” was effective for fiscal year 2004 and is discussed in Note J.

B.	Acquisitions
      On November 1, 2005, the Company acquired Martin Kurz & Co., Inc. (MKI), a privately-owned Mineola, New York manufacturer of sintered porous metal laminates used in screening and filtration products for a wide array of industries, including pharmaceutical, petrochemical, aerospace, paper and chemical process industries, for approximately $24,621 net of cash received, including acquisition expenses. The preliminary purchase price was paid in cash with available funds. MKI’s sales for the most recent twelve months prior to acquisition were approximately $12,000. The acquisition would not have significantly affected net earnings and earnings per share of the Company for prior fiscal years. MKI was acquired to expand the Company’s product line and technical capabilities in filter manufacturing. The Company expects the acquisition to be accretive to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
earnings per share in fiscal year 2006. MKI is included in the Industrial/ Environmental segment from the date of acquisition.
      The excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The initial purchase price was based on the net assets of the business acquired as shown on an October 31, 2005, balance sheet which is subject to a final adjustment. The preliminary allocation of the purchase price over the preliminary estimated fair value of the tangible and identifiable intangible assets acquired for MKI resulted in $9,114 recorded as goodwill. In addition based on a preliminary appraisal, the Company recognized $8,600 for customer relationships that will be amortized over twelve years, $267 as indefinite-lived trademarks and $1,700 as other acquired intangibles which will be amortized over five to ten years. The preliminary allocation for MKI will be finalized when the Company completes its estimates of liabilities assumed, completes an appraisal of the assets acquired and finalizes the purchase price with the sellers. The Company expects to do this in fiscal 2006. Following is a preliminary condensed balance sheet based on fair values of the assets acquired and liabilities assumed.

Cash	$244
Accounts receivable, less allowance for losses	1,312
Inventory, net	468
Prepaid assets	59
Plant assets	3,580
Goodwill	9,114
Other acquired intangibles	10,567

Total assets acquired	25,344
Accounts payable and accrued liabilities	(479)

Net assets acquired	$24,865

      On March 1, 2005, the Company acquired Niagara Screen Products Limited (Niagara), a manufacturer of woven wire and metallic screening and filtration products, located in St. Catharines, Ontario, Canada for $3,356 in cash. Niagara became a wholly-owned subsidiary of the Company and is included in the Industrial/ Environmental Filtration segment from the date of acquisition. The allocation of the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired for Niagara resulted in $2,164 recorded as goodwill. In addition, the Company recognized $53 for customer relationships that will be amortized over twenty years. The Company also recorded $382 as exit costs for terminated employees and $78 as plant shutdown costs, both of which were paid during fiscal year 2005. The acquisition would not have significantly affected net earnings and earnings per share of the Company for prior fiscal years.
      On September 15, 2004, the Company acquired certain assets of United EFP, a privately-owned manufacturer of woven wire and metallic screening and filtration products for the plastic and polymer fiber industries, operating through two manufacturing facilities in Houston, Texas and Shelby, North Carolina for $37,188 net of cash received, including acquisition expenses. The purchase price was paid in cash with available funds and proceeds from a revolving credit facility. During 2005, the purchase price was finalized resulting in a $60 payment by the seller to the Company. An increase to goodwill of $282 was recorded primarily as a result of the net settlement payment, entries associated with the valuation of accounts receivable and liabilities assumed and final payment of acquisition expenses. United EFP was renamed Purolator EFP (PEFP) and became a wholly-owned subsidiary reported as part of the Industrial/Environmental Filtration segment. PEFP’s sales in the most recent twelve-month period prior to the acquisition were approximately $25,000. PEFP was acquired in order to expand the Company’s product line and provide strategic growth opportunities, particularly in liquid process filtration applications. The acquisition would not have significantly affected net earnings and earnings per share of the Company for prior fiscal years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
      The excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The purchase price was based on the net assets of the business acquired as shown on a September 14, 2004, balance sheet which was subject to a final adjustment. The allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired for PEFP resulted in $16,357 recorded as goodwill in 2004. In addition, the Company recognized $5,204 for customer relationships that is being amortized over twenty years, $18 as indefinite-lived trademarks and $560 as other acquired intangibles which is being amortized over three years.
      Following is a condensed balance sheet based on fair values of the assets acquired and liabilities assumed.

Cash	$2
Accounts receivable, less allowance for losses	2,980
Inventory, net	3,679
Prepaid assets	62
Plant assets	9,555
Goodwill	16,639
Other acquired intangibles	5,782

Total assets acquired	38,699
Accounts payable and accrued liabilities	(1,569)

Net assets acquired	$37,130

      On March 1, 2004, the Company acquired certain assets of Filtrel Group, a Luton, England manufacturer and distributor of heavy-duty engine air filters for $4,871 in cash. As a result of the acquisition, the assets were combined into existing subsidiaries of the Company in the Engine/ Mobile Filtration segment. An allocation of the purchase price was made to major categories of assets and liabilities. The $3,598 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included a noncompete agreement valued by an independent appraiser at $115, which is being amortized on a straight-line basis over two years. The Company also recorded $50 as exit costs for terminated employees. This amount was paid during the quarter ended May 29, 2004. The acquisition is not material to the results of the Company.

C.	Inventories
      Inventories are valued at the lower of cost or market determined on the first-in, first-out (FIFO) method of inventory costing which approximates current cost. Inventories are summarized as follows:

	2005	2004

Raw materials	$42,205	$39,630
Work in process	17,057	14,432
Finished products	58,246	61,509

	$117,508	$115,571

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

D.	Plant Assets
      Plant assets at November 30, 2005 and 2004 were as follows:

	2005	2004

Land	$7,153	$6,934
Buildings and building fixtures	81,587	80,395
Machinery and equipment	253,191	233,655
Construction in process	13,285	10,186

	355,216	331,170
Less accumulated depreciation	205,711	188,928

	$149,505	$142,242

E.	Acquired Intangibles
      The following table reconciles the activity for goodwill by reporting unit for fiscal years 2005 and 2004.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total Goodwill

Balance at November 30, 2003	$12,170	$70,550	$—	$82,720
Acquisitions	3,598	16,357	—	19,955
Currency translation adjustments	481	18	—	499

Balance at November 30, 2004	16,249	86,925	—	103,174
Acquisitions	—	11,560	—	11,560
Currency translation adjustments	(571)	115	—	(456)

Balance at November 30, 2005	$15,678	$98,600	$—	$114,278

      The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, patents and noncompete agreements.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total

Balance at November 30, 2004:
Trademarks	$603	$28,891	$—	$29,494

Customer relationships, gross	$943	$7,844	$—	$8,787
Less accumulated amortization	188	754	—	942

Customer relationships, net	$755	$7,090	$—	$7,845

Other acquired intangibles, gross	$209	$11,024	$—	$11,233
Less accumulated amortization	136	3,821	—	3,957

Other acquired intangibles, net	$73	$7,203	$—	$7,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total

Balance at November 30, 2005:
Trademarks	$603	$29,158	$—	$29,761

Customer relationships, gross	$943	$16,500	$—	$17,443
Less accumulated amortization	283	1,214	—	1,497

Customer relationships, net	$660	$15,286	$—	$15,946

Other acquired intangibles, gross	$207	$12,724	$—	$12,931
Less accumulated amortization	193	4,547	—	4,740

Other acquired intangibles, net	$14	$8,177	$—	$8,191

      The Company has completed the annual impairment reviews at each year-end, with no indication of impairment of goodwill. In performing the impairment reviews, the Company estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates, terminal value and the aggregation of reporting unit components. The Company further assessed the reasonableness of these estimates by using valuation methods based on market multiples and recent capital market transactions.
      The Company performed the annual impairment tests on its indefinite-lived intangibles as of November 30, 2005 and 2004 using the relief-from-royalty method to determine the fair value of its trademarks and trade names. There was no impairment as the fair value was greater than the carrying value for these indefinite-lived intangibles as of these dates.
      In addition, the Company reassessed the useful lives and classification of identifiable finite-lived intangible assets at each year end and determined that they continue to be appropriate. Amortization expense was $1,338, $910 and $907 for the years ended November 30, 2005, 2004 and 2003, respectively. The estimated amounts of amortization expense for the next five years are $2,111 in 2006, $2,017 in 2007, $1,832 in 2008, $1,832 in 2009 and $1,827 in 2010.

F.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities at November 30, 2005 and 2004 were as follows:

	2005	2004

Accounts payable	$49,239	$63,605
Accrued salaries, wages and commissions	16,649	16,226
Compensated absences	7,632	7,542
Accrued insurance liabilities	12,053	10,872
Accrued pension liabilities	606	680
Warranties	1,122	1,200
Other accrued liabilities	21,392	17,734

	$108,693	$117,859

      No amounts within the other accrued liabilities amount shown above exceed 5% of total current liabilities. Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
      Changes in the Company’s warranty accrual during the year ended November 30, 2005 are as follows:

Balance at November 30, 2004	$1,200
Accruals for warranties issued during the period	1,071
Accruals related to pre-existing warranties	29
Settlements made during the period	(1,160)
Other adjustments, primarily currency translation	(18)

Balance at November 30, 2005	$1,122

G.	Long-Term Debt
      Long-term debt at November 30, 2005 and 2004 consisted of the following:

	2005	2004

Multicurrency revolving credit agreements, interest payable at the end of each funding period at an adjusted LIBOR	$—	$7,500
Industrial Revenue Bonds, at weighted average interest rates of 3.11% and 1.81% at year end	15,820	16,638
Other	422	412

	16,242	24,550
Less current portion	233	420

	$16,009	$24,130

      A fair value estimate of $16,004 and $23,963 for long-term debt in 2005 and 2004, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.
      In April 2003, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $165,000. The credit agreement provides that loans may be made under a selection of currencies and rate formulas. The interest rate is based upon either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Facility fees and other fees on the entire loan commitment are payable for the duration of this facility.
      Borrowings under the credit facility are unsecured, but are guaranteed by subsidiaries of the Company. The agreement related to this borrowing contains certain restrictive covenants that include maintaining minimum consolidated net worth, limiting new borrowings, maintaining a minimum interest coverage and restricting certain changes in ownership. The Company was in compliance with these covenants throughout fiscal years 2005 and 2004. This agreement also includes a $40,000 letter of credit subline, against which $8,491 in letters of credit had been issued at November 30, 2005 and 2004.
      As of November 30, 2005 and 2004, the industrial revenue bonds include $7,410 and $8,000, respectively, issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky), that are due May 1, 2031 and $8,410 issued in cooperation with the South Dakota Economic Development Finance Authority due February 1, 2016. The interest rate on these bonds is reset weekly.
      Required principal maturities of long-term debt for the next five fiscal years ending November 30 approximates: $233 in 2006, $61 in 2007, $58 in 2008, $47 in 2009, $23 in 2010 and $15,820 thereafter.
      Interest paid totaled $483, $278 and $1,868 during 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

H.	Leases
      The Company has various lease agreements for offices, warehouses, manufacturing plants, and equipment that expire on various dates through July 2015 and contain renewal options. Some of these leases provide for payment of property taxes, utilities and certain other expenses. Commitments for minimum rentals under noncancelable leases at November 30, 2005 for the next five years are: $9,013 in 2006, $7,075 in 2007, $5,408 in 2008, $3,833 in 2009 and $2,677 in 2010. Rent expense totaled $11,026, $10,316 and $9,999 for the years ended November 30, 2005, 2004 and 2003, respectively.

I.	Pension and Other Postretirement Plans
      The Company has defined benefit pension plans and postretirement health care plans covering certain current and retired employees. In addition to the plan assets related to qualified plans, the Company has funded approximately $1,374 and $1,551 at November 30, 2005 and 2004, respectively, in a restricted trust for its nonqualified plans. This trust is included in other noncurrent assets in the Company’s Consolidated Balance Sheets.
      Effective January 1, 2004, the Company froze participation in one of its defined benefit plans. Certain current plan participants will continue to participate in the plan while other participants will not accrue future benefits under the plan but will participate in an enhanced defined contribution plan which offers an increased company match.
      The Company’s policy is to contribute to the qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit payments, and to contribute to the postretirement benefit plan an amount equal to the benefit payments. During 2006, the minimum required contribution for the U.S. pension plans is expected to be zero. The Company from time to time makes contributions in excess of the minimum amount required as economic conditions warrant. The Company did not make a contribution to the qualified U.S. pension plan in 2005; however, $6,500 was contributed in fiscal year 2004. The Company has not determined whether it will make a voluntary contribution to the U.S. qualified plan in 2006; however it does expect to contribute $280 to the U.S. nonqualified plan, $330 to the non-U.S. plan and $280 to the postretirement benefit plan to pay benefits during 2006.
      The following table shows reconciliations of the pension plans and other postretirement plan benefits as of November 30, 2005 and 2004. The accrued pension benefit liability includes an unfunded benefit obligation of $18,307 and $12,737 as of November 30, 2005 and 2004, respectively, related to nonqualified plans.

			Other Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$116,520	$100,509	$1,994	$3,750
Currency translation	(754)	731	—	—
Service cost	3,755	3,473	30	124
Interest cost	6,236	5,906	103	217
Plan participants’ contributions	90	78	—	—
Amendments	—	(138)	—	(1,708)
Actuarial losses/ (gains)	6,027	10,765	(295)	(156)
Benefits paid	(4,907)	(4,804)	(62)	(233)

Benefit obligation at end of year	$126,967	$116,520	$1,770	$1,994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

	Pension Benefits		Other Postretirement Benefits

	2005	2004	2005		2004

Change in plan assets:
Fair value of plan assets at beginning of year	$96,531	$86,582		$—		$—
Currency translation	(563)	541		—		—
Actual return on plan assets	8,519	7,207		—		—
Employer contribution	201	6,667		—		—
Plan participants’ contributions	90	78		—		—
Benefits paid	(4,647)	(4,544)		—		—

Fair value of plan assets at end of year	$100,131	$96,531		$—		$—

Reconciliation of Funded Status:
Accumulated benefit obligation	$115,890	$106,668	$	n/a	$	n/a
Additional benefit obligation for future salary
increases	11,077	9,852		n/a		n/a

Benefit obligation	126,967	116,520		1,770		1,994
Fair value of plan assets	100,131	96,531		—		—

Funded status	(26,836)	(19,989)		(1,770)		(1,994)
Unrecognized prior service cost	1,216	1,066		(1,586)		(1,708)
Unrecognized net actuarial loss/ (gain)	38,099	35,630		(1,160)		(943)

Net amount recognized	$12,479	$16,707		$(4,516)		$(4,645)

Amounts recognized in the Consolidated Balance Sheets include:
Prepaid benefit cost	$22,069	$24,574		$—		$—
Accrued benefit liability	(16,893)	(11,936)		(4,516)		(4,645)
Other noncurrent assets	986	1,146		—		—
Accumulated other comprehensive loss, pretax	6,317	2,923		—		—

Net amount recognized	$12,479	$16,707		$(4,516)		$(4,645)

Assumptions:
Discount rate-qualified plans	5.50%	5.50%		5.00%		5.50%
Discount rate-nonqualified plan	5.00%	5.50%		n/a		n/a
Rate of compensation increase-qualified plans	4.00%	4.00%		n/a		n/a
Rate of compensation increase-nonqualified plans	6.50%	6.50%		n/a		n/a
Measurement date	11/01/05	11/01/04		11/01/05		11/01/04
      The assumptions for the discount rate, rate of compensation increase and expected rate of return and the asset allocations related to the non-U.S. plan are not materially different than for the U.S. plans. The discount rate is used to calculate the present value of the projected benefit obligation. The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plan.
      The rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits in the pay-related plans.
      The U.S. plan’s target allocation is 70% equity securities, 25% debt securities and 5% real estate. The target allocation is based on the Company’s desire to maximize total return considering the long-term funding objectives of the pension plans but may change in the future. With advice from investment managers, plan assets are diversified to achieve a balance between risk and return. The Company’s expected long-term rate of return considers historical returns on plan assets as well as future expectation given the target allocation and current economic conditions with input from investment managers and actuaries. The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns.
      As of the November 1 measurement date, the actual pension asset allocations were as follows:

	2005	2004

Equity securities	71.9%	69.0%
Debt securities	24.8%	30.6%
Real estate and other	3.3%	0.4%

Total	100.0%	100.0%

      The expected pension benefit payments for the next ten fiscal years are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2006	$5,052	$277
2007	5,177	290
2008	18,605	262
2009	5,768	222
2010	13,124	189
2011-2015	34,704	589

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
      The components of net periodic benefit cost for pensions are shown below. Increases in the liability due to changes in plan benefits are recognized in the net periodic benefit costs through a straight-line amortization over the average remaining service period of employees expected to receive benefits.

	Pension Benefits

	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$3,755	$3,473	$4,327
Interest cost	6,236	5,906	5,820
Expected return on plan assets	(7,483)	(6,963)	(6,001)
Amortization of unrecognized:
Prior service cost	146	158	140
Net actuarial loss	2,105	1,375	1,689
Settlement costs for a terminated plan	—	—	69

Net periodic benefit cost	$4,759	$3,949	$6,044

Assumptions:
Discount rate-qualified plans	5.50%	6.00%	6.75%
Discount rate-nonqualified plan	5.50%	6.00%	6.75%
Expected return on plan assets	8.00%	8.25%	8.50%
Rate of compensation increase-qualified plans	4.00%	4.00%	5.00%
Rate of compensation increase-nonqualified plan	6.50%	6.50%	6.50%
Measurement date	11/01/04	11/01/03	11/01/02
      The assumptions for the expected long-term rate of return on plan assets were based on historical performance and adjusted to reflect the potential range of returns for the current asset allocations. For the determination of 2006 expense, the Company will not change its assumptions for the long-term return on assets or the rate of compensation increase; however, it will lower its discount rate on its nonqualified U.S. pension plan to 5.0%, which will have an immaterial effect on fiscal 2006 expense.
      The postretirement obligations represent a fixed dollar amount per retiree. The Company has the right to modify or terminate these benefits. The participants will assume substantially all future health care benefit cost increases, and future increases in health care costs will not increase the postretirement benefit obligation or cost to the Company. Therefore, the Company has not assumed any annual rate of increase in the per capita cost of covered health care benefits for future years. The prescription drug benefits provided by this plan are not actuarially equivalent to Medicare Part D; therefore, the Company will not receive a government subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company plans to discontinue the prescription drug benefit portion of its plan effective January 31, 2006. This change will not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
have a material effect on fiscal 2006 expense or liability. The components of net periodic benefit cost for postretirement health care benefits are shown below.

	Other Postretirement Benefits

	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$30	$124	$114
Interest cost	103	217	237
Amortization of unrecognized:
Prior service cost	(122)	—	—
Net actuarial gain	(77)	(32)	(20)

Net periodic benefit cost	$(66)	$309	$331

Assumptions:
Discount rate	5.50%	6.00%	6.75%
Measurement date	11/01/04	11/01/03	11/01/02
      In November 2004, the Company notified active participants that it will freeze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007. As a result, unrecognized prior service costs of $1,708 is being amortized over the average remaining years of service for active plan participants. The Company will lower its discount rate assumption to 5.0% for its other post-retirement benefits plan, which will not significantly affect the fiscal 2006 expense.
      The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement. The Company matches the contributions of participating employees based on the percentages specified in the respective plans. The Company recognized expense related to these plans of $3,157, $2,886 and $1,471 in 2005, 2004 and 2003, respectively.

J.	Income Taxes
      The provision for income taxes consisted of:

	2005	2004	2003

Current:
Federal	$33,608	$25,551	$24,433
State	4,057	3,043	2,066
Foreign	3,885	2,362	2,938
Deferred	(582)	3,761	1,934

	$40,968	$34,717	$31,371

      Income taxes paid, net of refunds, totaled $29,483, $25,633 and $22,607 during 2005, 2004 and 2003, respectively.
      Earnings before income taxes and minority interests included the following components:

	2005	2004	2003

Domestic income	$106,162	$90,770	$77,779
Foreign income	11,760	8,290	8,280

	$117,922	$99,060	$86,059

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
      The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates. The reasons for these differences are as follows:

	Percent of Pretax
	Earnings

	2005	2004	2003

Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.1	2.1	1.7
Foreign sales	(0.6)	(0.8)	(0.8)
Tax credits	(0.9)	(2.5)	(1.1)
Foreign taxes at different rates	(0.8)	(0.1)	1.2
Other, net	(0.1)	1.3	0.5

Consolidated effective income tax rate	34.7%	35.0%	36.5%

      The components of the net deferred tax liability as of November 30, 2005 and 2004 were as follows:

	2005	2004

Deferred tax assets:
Deferred compensation	$4,261	$4,206
Other postretirement benefits	1,094	1,132
Tax credits and foreign loss carryforwards	1,523	2,699
Accounts receivable	4,682	4,529
Inventories	4,002	3,626
Accrued liabilities and other	5,436	5,056
Valuation allowance	(896)	(1,230)

Total deferred tax assets, net	20,102	20,018

Deferred tax liabilities:
Pensions	(2,192)	(6,207)
Plant assets	(16,547)	(16,500)
Intangibles	(8,511)	(6,406)

Total deferred tax liabilities	(27,250)	(29,113)

Deferred tax liability, net	$(7,148)	$(9,095)

      Of the tax credits and foreign loss carryforwards, $1,238 expires in 2008 through 2013 and $285 may be carried over indefinitely. In 2005 and 2004, the Company reduced the valuation allowance by $334 and $1,225, respectively, related to foreign net operating losses and foreign tax credit carryovers. The valuation allowance reflects the estimated amount of deferred tax assets due to foreign net operating losses that may not be realized of which approximately $111 will reduce goodwill from acquired entities if realized. The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.
      The Company repatriated $2,460, $1,732 and $1,808 of its accumulated foreign earnings and provided $117, $81 and $64 for U.S. income taxes on the repatriations in 2005, 2004 and 2003, respectively. The Company has not provided deferred taxes on additional unremitted foreign earnings from certain foreign affiliates of approximately $14,055 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States. If such earnings were distributed beyond the amount for which taxes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
have been provided, foreign tax credits would substantially offset any incremental U.S. tax liability. Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

K.	Relocation Costs
      On January 8, 2004, the Company announced that the corporate headquarters would move to the Nashville, Tennessee area in 2004. Costs for this move, which were a one-time expense incurred during fiscal 2004, were approximately $2,209 or $0.03 per diluted share and are included in selling and administrative expenses. The Company paid all significant relocation costs during fiscal year 2004.

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
      In March 1996, the Board of Directors of CLARCOR adopted a Shareholder Rights Plan to replace an existing plan that expired on April 25, 1996. Under the terms of the Plan, each shareholder received rights to purchase shares of CLARCOR Series B Junior Participating Preferred Stock. The rights become exercisable only after the earlier to occur of (i) 10 business days after the first public announcement that a person or group (other than a CLARCOR-related entity) has become the beneficial owner of 15% or more of the outstanding shares of CLARCOR Common Stock; or (ii) 10 business days (unless extended by the CLARCOR Board in accordance with the Rights Agreement) after the commencement of, or the intention to make, a tender or exchange offer, the consummation of which would result in any person or group (other than a CLARCOR-related entity) becoming such a 15% beneficial owner. Each right entitles the holder to buy one-three-hundredths of a share of such preferred stock at an exercise price of $26.67 subject to certain adjustments.
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
      The authorized preferred stock includes 300,000 shares designated as Series B Junior Participating Preferred Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

N.	Incentive Plan
      On March 24, 2003, the shareholders of CLARCOR approved the 2004 Incentive Plan, which replaced the 1994 Incentive Plan on its termination date of December 14, 2003. The 2004 Incentive Plan allows the Company to grant stock options, restricted stock and performance awards to officers, directors and key employees of up to 3,000,000 shares. In any calendar year, the Plan allows grants and awards of up to 3% of the outstanding common stock as of January 1 of each calendar year.
      The following is a description and summary of the key provisions.
Stock Options
      Under the 2004 Incentive Plan, nonqualified stock options may only be granted at the fair market value at the date of grant. All outstanding stock options have been granted at the fair market value on the date of grant. The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting as occurred during 2005. Options granted to key employees prior to fiscal 2005 vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years. Options granted to non-employee directors vest immediately. All options expire ten years from the date of grant unless otherwise terminated. The options granted in fiscal 2005 are fully vested as discussed in Note A.
      The following table summarizes the activity under the nonqualified stock option plans and include options granted under both the 1994 Incentive Plan and the 2004 Incentive Plan.

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,676,306	$15.42	3,831,868	$11.84	4,092,536	$9.69
Granted	1,374,865	27.50	1,048,738	22.54	1,019,442	16.83
Exercised	(1,105,778)	11.98	(1,148,694)	10.12	(1,228,634)	8.84
Surrendered	(59,478)	18.52	(55,606)	14.44	(51,476)	11.65

Outstanding at end of year	3,885,915	$20.63	3,676,306	$15.42	3,831,868	$11.84

Options exercisable at end of year	3,511,015	$20.63	2,725,328	$14.52	2,698,080	$11.40

      The following table summarizes information about the options at November 30, 2005.

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of		Exercise	Remaining		Exercise
Exercise Prices	Number	Price	Life in Years	Number	Price

$7.21 - $9.79	520,126	$9.10	3.74	520,126	$9.10
$10.53 - $15.15	346,795	$13.31	5.69	346,795	$13.31
$16.01 - $22.80	1,665,629	$20.07	6.07	1,290,729	$19.91
$25.89 - $29.45	1,353,365	$27.62	8.30	1,353,365	$27.62
      The weighted average fair value per option at the date of grant for options granted in 2005, 2004 and 2003 was $7.13, $5.68 and $3.90, respectively. The fair value of each option grant is estimated on the date of grant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
using the Black-Scholes option pricing model with the following weighted average assumptions by grant year. Adjustments for forfeitures are made as they occur.

	2005	2004	2003

Risk-free interest rate	4.05%	3.67%	3.87%
Expected dividend yield	1.06%	1.29%	1.58%
Expected volatility factor	21.48%	22.80%	23.00%
Expected option term (in years):
Original grants without reloads	6.4	7.0	7.0
Original grants with reloads	5.0	5.0	7.0
Restricted Stock Awards
      During 2005, 2004 and 2003, respectively, the Company granted 60,285, 37,832 and 45,290 restricted units of Company common stock with a weighted average fair value of $27.35, $22.80 and $16.15 per share, the respective market price of the stock at the date granted. The restricted share units require no payment from the employee and compensation cost is recorded based on the market price on the grant date and is recorded equally over the vesting period of four years. During the vesting period, officers and key employees receive compensation equal to dividends declared on common shares. Upon vesting, the employee may elect to defer receipt of their shares. Compensation expense related to restricted stock awards totaled $836, $770 and $569 in 2005, 2004 and 2003, respectively.
Directors’ Restricted Stock Compensation
      The incentive plans provide for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash. The directors’ rights to the shares vest immediately on the date of grant. In 2005, 2004 and 2003, respectively, 6,760, 12,640 and 14,352 shares of Company common stock were issued under the plans. Compensation expense related to directors’ restricted stock totaled $172 in 2005 and $260 for each year 2004 and 2003.

O.	Stock Split, Earnings Per Share and Treasury Transactions
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2005	2004	2003

Net Earnings	$76,393	$63,997	$54,552
Basic EPS:
Weighted average number of common shares outstanding	51,658,347	50,984,314	50,213,122
Basic per share amount	$1.48	$1.26	$1.09

Diluted EPS:
Weighted average number of common shares outstanding	51,658,347	50,984,314	50,213,122
Dilutive effect of stock options	557,342	522,424	532,490

Diluted weighted average number of common shares outstanding	52,215,689	51,506,738	50,745,612
Diluted per share amount	$1.46	$1.24	$1.08

      For fiscal years ended November 30, 2005, 2004 and 2003, respectively, 744,865, 575,700 and 15,546 stock options with a weighted average exercise price of $28.89, $22.80 and $19.40 were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares during the respective periods.
      On June 17, 2005, the Board of Directors authorized the repurchase of up to $150,000 of outstanding shares of common stock in the open market and in private transactions over a two-year period. During 2005, the Company purchased and retired 368,200 shares of common stock for $10,461. The number of issued shares was reduced as a result of the retirement of these shares.

P.	Unaudited Quarterly Financial Data
      The unaudited quarterly data for 2005 and 2004 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2005:
Net sales	$196,261	$219,786	$216,403	$241,524	$873,974
Gross profit	57,019	66,086	67,400	75,227	265,732
Net earnings	13,154	17,346	20,855	25,038	76,393
Net earnings per common share:
Basic	$0.26	$0.34	$0.40	$0.48	$1.48
Diluted	$0.25	$0.33	$0.40	$0.48	$1.46
2004:
Net sales	$175,272	$198,712	$206,209	$207,493	$787,686
Gross profit	51,484	61,099	63,234	64,811	240,628
Net earnings	11,661	14,914	15,875	21,547	63,997
Net earnings per common share:
Basic	$0.23	$0.30	$0.31	$0.42	$1.26
Diluted	$0.23	$0.29	$0.31	$0.42	$1.24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)
      Fiscal year 2005 was a fifty-three week year, whereas fiscal year 2004 was a fifty-two week year. Fourth quarter 2005 was a fourteen week quarter while fourth quarter 2004 was a thirteen week quarter. In addition, a tax benefit from the favorable settlement of a tax position related to a foreign subsidiary decreased income tax expense by $1,235 and increased diluted EPS by $0.02 during the third quarter of 2005. Tax benefits arising from the American Jobs Creation Act of 2004 decreased income tax expense $1,225 and increased diluted EPS by $0.02 during the fourth quarter of 2004.

Q.	Segment Information
      Based on the economic characteristics of the Company’s business activities, the nature of products, customers and markets served, and the performance evaluation by management and the Company’s Board of Directors, the Company has identified three reportable segments: Engine/ Mobile Filtration, Industrial/ Environmental Filtration and Packaging.
      The Engine/ Mobile Filtration segment manufactures and markets a complete line of filters used in the filtration of oils, air, fuel, coolant, hydraulic and transmission fluids in both domestic and international markets. The Engine/ Mobile Filtration segment provides filters for certain types of transportation equipment including automobiles, heavy-duty and light trucks, buses and locomotives, marine and mining equipment, industrial equipment and heavy-duty construction and agricultural equipment. The products are sold to aftermarket distributors, original equipment manufacturers and dealer networks, private label accounts and directly to truck service centers and large national accounts.
      The Industrial/ Environmental Filtration segment manufactures and markets a complete line of filters, cartridges, dust collectors and filtration systems used in the filtration of air and industrial fluid processes in both domestic and international markets. The filters and filter systems are used in commercial and industrial buildings, hospitals, manufacturing processes, pharmaceutical processes, clean rooms, airports, shipyards, refineries, power generation plants and residences. The products are sold to commercial and industrial distributors, original equipment manufacturers and dealer networks, private label accounts, retailers and directly to large national accounts.
      The Packaging segment manufactures and markets consumer and industrial packaging products including custom-designed plastic and metal containers and closures and lithographed metal sheets in both domestic and international markets. The products are sold directly to consumer and industrial packaging customers.
      Net sales represent sales to unaffiliated customers. No single customer or class of product accounted for 10% or more of the Company’s consolidated 2005 sales. Intersegment sales are not material. Assets are those assets used in each business segment. Corporate assets consist of cash and short-term cash investments, deferred income taxes, headquarters facility and equipment, pension assets and various other assets that are not specific to an operating segment. Unallocated amounts include interest income and expense and other non-operating income and expense items.
      The segment data for the years ended November 30, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Net sales:
Engine/ Mobile Filtration	$368,183	$320,042	$287,797
Industrial/ Environmental Filtration	427,448	396,629	386,275
Packaging	78,343	71,015	67,286

	$873,974	$787,686	$741,358

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

	2005	2004	2003

Operating profit:
Engine/ Mobile Filtration	$80,414	$66,564	$58,299
Industrial/ Environmental Filtration	31,266	28,671	24,171
Packaging	6,812	5,151	4,592
Relocation costs	—	(2,209)	—

	118,492	98,177	87,062
Other income (expense)	(570)	883	(1,003)

Earnings before income taxes and minority interests	$117,922	$99,060	$86,059

Identifiable assets:
Engine/ Mobile Filtration	$193,701	$181,611	$153,621
Industrial/ Environmental Filtration	372,120	352,093	297,219
Packaging	43,551	41,474	39,733
Corporate	65,900	52,619	47,664

	$675,272	$627,797	$538,237

Additions to plant assets:
Engine/ Mobile Filtration	$10,350	$7,943	$3,637
Industrial/ Environmental Filtration	8,776	12,274	4,825
Packaging	3,846	1,204	3,284
Corporate	1,060	931	1,296

	$24,032	$22,352	$13,042

Depreciation and amortization:
Engine/ Mobile Filtration	$7,404	$7,272	$7,335
Industrial/ Environmental Filtration	10,316	8,493	8,075
Packaging	2,533	2,624	2,861
Corporate	834	762	714

	$21,087	$19,151	$18,985

      Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2005, 2004 and 2003. Net sales by geographic area are based on sales to final customers within that region.

	2005	2004	2003

Net sales:
United States	$682,672	$620,337	$599,843
Europe	87,853	80,441	70,023
Other international	103,449	86,908	71,492

	$873,974	$787,686	$741,358

Plant assets, at cost, less accumulated depreciation:
United States	$141,374	$133,361	$120,719
Europe	5,784	6,626	6,423
Other international	2,347	2,255	2,430

	$149,505	$142,242	$129,572

CLARCOR Inc.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended November 30, 2005, 2004, and 2003
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	other				end of
Description	of period	expenses	accounts		Deductions		period

2005:
Allowance for losses on accounts receivable	$9,557	$1,293	$(127	)(A)	$948	(B)	$9,775

2004:
Allowance for losses on accounts receivable	$9,106	$2,302	$166	(A)	$2,017	(B)	$9,557

2003:
Allowance for losses on accounts receivable	$7,020	$3,407	$994	(A)	$2,315	(B)	$9,106

NOTES:

(A)	Due to business acquisitions and reclassifications.

(B)	Bad debts written off during year, net of recoveries.

S-1