Form 10-Q
period 2006-03-04
CLARCOR INC
filed 2006-03-24
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended March 4, 2006

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended March 4, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒   No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐   No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the period covered by this report.
51,781,566 common shares outstanding

Part I — Item
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 4,	December 3,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,420	$18,502
Short-term investments	16,835	10,400
Accounts receivable, less allowance for losses of $9,891 for 2006 and $9,775 for 2005	149,812	152,755
Inventories:
Raw materials	44,178	42,205
Work in process	19,365	17,057
Finished products	61,769	58,246

Total inventories	125,312	117,508

Prepaid expenses and other current assets	6,743	7,253
Deferred income taxes	18,630	18,515

Total current assets	338,752	324,933

Plant assets at cost,	357,815	355,216
less accumulated depreciation	(210,834)	(205,711)

	146,981	149,505

Acquired intangibles, less accumulated amortization	167,929	168,176
Pension assets	22,235	22,069
Deferred income taxes	513	521
Other noncurrent assets	10,641	10,068

	$687,051	$675,272

LIABILITIES

Current liabilities:
Current portion of long-term debt	$237	$233
Accounts payable	48,464	49,239
Income taxes	14,674	12,544
Accrued employee compensation	15,730	24,281
Other accrued liabilities	35,464	35,173

Total current liabilities	114,569	121,470

Long-term debt, less current portion	15,999	16,009
Postretirement health care benefits	4,203	4,239
Long-term pension liabilities	17,433	16,287
Deferred income taxes	25,888	26,184
Other long-term liabilities	6,633	6,267
Minority interests	2,186	1,983

Contingencies

SHAREHOLDERS’ EQUITY

Capital stock	51,782	51,595
Capital in excess of par value	25,071	21,458
Accumulated other comprehensive earnings	(3,832)	(4,637)
Retained earnings	427,119	414,417

	500,140	482,833

	$687,051	$675,272

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 4,	February 26,
	2006	2005
Net sales	$213,183	$196,261
Cost of sales	149,409	139,242

Gross profit	63,774	57,019

Selling and administrative expenses	37,901	35,939

Operating profit	25,873	21,080

Other income (expense):
Interest expense	(188)	(143)
Interest income	300	114
Other, net	(153)	(283)

	(41)	(312)

Earnings before income taxes and minority interests	25,832	20,768

Provision for income taxes	9,520	7,536

Earnings before minority interests	16,312	13,232

Minority interests in earnings of subsidiaries	(111)	(78)

Net earnings	$16,201	$13,154

Net earnings per common share:
Basic	$0.31	$0.26

Diluted	$0.31	$0.25

Average number of common shares outstanding:
Basic	51,792,245	51,444,416

Diluted	52,498,939	52,321,798

Dividends paid per share	$0.0675	$0.0638

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 4,	February 26,
	2006	2005
Cash flows from operating activities:
Net earnings	$16,201	$13,154
Depreciation	5,483	5,214
Amortization	538	315
Stock-based compensation expense	632	229
Excess tax benefits from stock-based compensation	(903)	—
Changes in assets and liabilities	(16,347)	(2,566)
Other, net	116	75

Net cash provided by operating activities	5,720	16,421

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(206)	—
Additions to plant assets	(2,906)	(3,575)
Other, net	8	39

Net cash used in investing activities	(3,104)	(3,536)

Cash flows from financing activities:
Net payments under line of credit	—	(7,500)
Payments on long-term debt	(18)	(702)
Sale of capital stock under stock option and employee purchase plans	2,649	3,003
Excess tax benefits from stock-based compensation	903	—
Cash dividends paid	(3,499)	(3,281)
Other, net	—	(5,790)

Net cash provided by (used in) financing activities	35	(14,270)

Net effect of exchange rate changes on cash	267	146

Net change in cash and cash equivalents	2,918	(1,239)

Cash and cash equivalents, beginning of period	18,502	17,420

Cash and cash equivalents, end of period	$21,420	$16,181

Cash paid during the period for:
Interest	$184	$156

Income taxes	$7,067	$3,509

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of March 4, 2006, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended March 4, 2006, and February 26, 2005, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s December 3, 2005 annual report on Form 10-K (2005 Form 10-K). The November 30, 2005 consolidated balance sheet data was derived from CLARCOR’s year-end audited financial statements as presented in the 2005 Form 10-K. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended March 4, 2006 are not necessarily indicative of the operating results for the full year.

As discussed in the 2005 Form 10-K, at year end 2005 the Company revised its presentation of short-term investments on its Consolidated Balance Sheets and Consolidated Statements of Cash Flows, which were previously presented as cash and cash equivalents in previous years, to present them in accordance with their contractual maturities. The amount revised in the Consolidated Condensed Statement of Cash Flows totaled $5,100 for first quarter 2005. The purchases and sales related to the investments held have been presented on the Consolidated Statements of Cash Flows in the operating activities section. This revision had no impact on the Consolidated Statements of Earnings.

2.	STOCK-BASED COMPENSATION

Effective December 4, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on December 4, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model. The Company also adopted the non-substantive vesting period approach for attributing stock compensation to individual periods for awards with retirement eligibility options, which requires recognition of compensation expense immediately for grants to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved. This change will not affect the overall amount of compensation expense recognized and had an immaterial effect on the amount recorded in the three months ended March 4, 2006. Prior to adoption, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the disclosure-only provisions of SFAS No. 123 applying the nominal vesting period approach. Therefore, the Company did not recognize compensation expense in association with options granted.

As a result of adopting the standard, the Company recorded pretax compensation expense related to stock options of $411 and tax benefits of $146. This reduced net earnings by $265 and diluted earnings per share (EPS) by less than $0.01 for the first quarter 2006. The Company also recorded $221 in pretax compensation expense related to its restricted share

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

units. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements was $903 for the three months ended March 4, 2006. This reduced cash flows from operating activities and increased cash flows from financing activities compared to amounts that would have been reported if the standard had not been adopted.

On November 18, 2005, the Board of Directors approved a grant of 386,375 options that were fully vested on the date of grant. Approximately $3,000 of pretax compensation expense was included in the determination of pro forma earnings during 2005 that otherwise would have been recorded as stock option expense in accordance with SFAS No. 123R over future years had the options been granted with a four-year vesting period similar to prior grants. On March 22, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of nonqualified stock options granted on December 12, 2004 to current employees, including executive officers. All of these options had an exercise price greater than the then-market price per share and provided for vesting at the rate of 25% per year beginning on the first anniversary of the date of grant. Approximately $3,000 of pretax compensation expense was included in the determination of pro forma earnings during 2005 that otherwise would have been recorded as stock option expense in accordance with SFAS No. 123R over future years. Together these events reduced the amount of pre-tax compensation that would have been recorded related to these two grants in the three months ended March 4, 2006 by approximately $375.

If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates for the prior fiscal year, the Company’s pro forma net earnings and basic and diluted EPS would have been as follows:

Three Months Ended
February 26, 2005
Net earnings, as reported	$13,154
Add stock-based compensation expense, net of tax, included in net earnings	145
Less total stock-based compensation expense under the fair value-based method, net of tax	(709)

Pro forma net earnings	$12,590

Basic EPS, as reported	$0.26
Pro forma basic EPS	$0.24

Diluted EPS, as reported	$0.25
Pro forma diluted EPS	$0.24
The following is a description and summary of the key provisions of the stock-based compensation plans.

On March 24, 2003, the shareholders of CLARCOR approved the 2004 Incentive Plan, which replaced the 1994 Incentive Plan on its termination date of December 14, 2003. The 2004 Incentive Plan allows the Company to grant stock options, restricted stock and performance awards to officers, directors and key employees of up to 3,000,000 shares. Upon share option

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

exercise or restricted share unit conversion, the Company issues new shares unless treasury shares are available.

Stock Options

Under the 2004 Incentive Plan, nonqualified stock options may only be granted at the fair market value at the date of grant. All outstanding stock options have been granted at the fair market value on the date of grant. The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting as occurred during 2005. Excluding the grants awarded in fiscal 2005, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years. Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company. Options granted to non-employee directors vest immediately. All options expire ten years from the date of grant unless otherwise terminated. The options granted in fiscal 2005 are fully vested as discussed above.

The following table summarizes the activity for the three months ended March 4, 2006 under the nonqualified stock option plans and includes options granted under both the 1994 Incentive Plan and the 2004 Incentive Plan.

	Shares Granted under	Weighted Average
	Incentive Plans	Exercise Price
Outstanding at beginning of year	3,885,915	$20.63
Granted	5,050	34.16
Exercised	(147,425)	12.38
Surrendered	(17,700)	20.15

Outstanding at end of year	3,725,840	$20.97

Options exercisable at March 4, 2006	3,371,816	$20.99

At March 4, 2006, there was $1,836 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 1.5 years.

The total intrinsic value of options exercised during the three months ended March 4, 2006 and February 26, 2005 was $3,007 and $4,724, respectively. Cash received upon exercises of stock options was $1,506 and $1,898 and the related tax benefits realized were $849 and $1,737 during the three months ended March 4, 2006 and February 26, 2005, respectively. The fair value of options exercised during first quarter 2006 and 2005 was $518 and $820, respectively.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about the options at March 4, 2006.

	Options Outstanding			Options Exercisable
			Weighted Average
Range of		Weighted Average	Remaining Life in		Weighted Average
Exercise Prices	Number	Exercise Price	Years	Number	Exercise Price
$7.21 - $9.79	430,126	$9.11	3.61	430,126	$9.11
$10.53 - $15.15	318,395	$13.31	5.46	318,395	$13.31
$16.01 - $22.80	1,631,354	$20.08	5.79	1,281,130	$19.94
$25.89 - $34.40	1,345,965	$27.66	8.05	1,342,165	$27.64

	3,725,840	$20.97	6.33	3,371,816	$20.99

At March 4, 2006, the aggregate intrinsic value of options outstanding and exercisable was $47,979 and $43,345, respectively.

The weighted average fair value per option at the date of grant for options granted in first quarter 2006 and 2005 was $9.32 and $6.77, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted during the quarter represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the options being valued.

	Three Months Ended	Year Ended
	March 4, 2006	December 3, 2005
Risk-free interest rate	4.50%	4.05%
Expected dividend yield	0.96%	1.06%
Expected volatility factor	20.70%	21.48%
Expected option term (in years):
Original grants without reloads	6.0	6.4
Original grants with reloads	n/a	5.0
Restricted Share Unit Awards

The Company’s restricted share unit awards are considered nonvested share awards as defined under SFAS No. 123R. No restricted share units were granted during the three months ended March 4, 2006. During the three months ended February 26, 2005, the Company granted 32,144 restricted units of Company common stock with a fair value of $26.08 per unit, the respective market price of the stock at the date granted. The restricted share units require no payment from the employee and compensation cost is recorded based on the market price

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

on the grant date and is recorded equally over the vesting period of four years. During the vesting period, officers and key employees receive compensation equal to dividends declared on common shares. Upon vesting, the employee may elect to defer receipt of their shares. Compensation expense related to vesting of restricted stock awards totaled $221 and $229 for the three months ended March 4, 2006 and February 26, 2005, respectively. The following table summarizes the restricted share unit awards.

		Weighted Average Grant
	Units	Date Fair Value
Nonvested at beginning of year	110,441	$23.32
Granted	—	—
Vested	(37,158)	19.56
Surrendered	—	—

Nonvested at March 4, 2006	73,283	$25.22

The total fair value of shares vested during the three months ended March 4, 2006 and February 26, 2005 was $727 and $689, respectively. As of March 4, 2006, there was $1,591 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. Of this nonvested cost, $542 is expected to be recognized during the remainder of fiscal 2006 and the remaining $1,049 during fiscal years 2007, 2008 and 2009.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS No. 123R so that the plan is not compensatory under the new standard and no expense will be recognized. The company received $1,143 and $1,108, for the issuance of stock under this plan during first quarter 2006 and 2005, respectively.

3.	EARNINGS PER SHARE

Diluted earnings per share reflects the impact of outstanding stock options and restricted share units as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

3. EARNINGS PER SHARE (Continued)

	Three Months Ended
	March 4,	February 26,
	2006	2005
Basic weighted average number of common shares outstanding	51,792,245	51,444,416
Dilutive effect of stock options and restricted share units	706,694	877,382

Diluted weighted average number of common shares outstanding	52,498,939	52,321,798

Net Earnings	$16,201	$13,154

Basic per share amount	$0.31	$0.26

Diluted per share amount	$0.31	$0.25
Options with exercise prices greater than the average market price of the common shares during the respective quarter were not included in the computation of diluted earnings per share. For the three months ended March 4, 2006, 5,050 options with a weighted average exercise price of $34.16 were excluded from the computation. For the three months ended February 26, 2005, there were no options excluded.

For the three months ended March 4, 2006, exercises of stock options added $1,969 to capital in excess of par value.

4.	COMPREHENSIVE EARNINGS

The Company’s total comprehensive earnings and its components are as follows:

	Three Months Ended
	March 4,	February 26,
	2006	2005
Net earnings	$16,201	$13,154
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	805	496

Total comprehensive earnings	$17,006	$13,650

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	March 4,	December 3,
	2006	2005
Minimum pension liability, net of $2,373 tax	$(3,944)	$(3,944)
Translation adjustments, net of $155 tax	112	(693)

Accumulated other comprehensive loss	$(3,832)	$(4,637)

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

5.	ACQUISITION

As discussed in the 2005 Form 10-K, on November 1, 2005, the Company acquired Martin Kurz & Co., Inc. (MKI), a privately-owned Mineola, New York manufacturer of sintered porous metal laminates used in screening and filtration products for a wide array of industries, including pharmaceutical, petrochemical, aerospace, paper and chemical process industries, for approximately $24,621 net of cash received, including acquisition expenses. During the first quarter 2006, the Company paid an additional $206 related to a working capital adjustment. This payment, along with a revised estimate of liabilities assumed, increased goodwill by $96. The preliminary purchase price was paid in cash with available funds. MKI’s sales for the most recent twelve months prior to acquisition were approximately $12,000. The acquisition would not have significantly affected net earnings and earnings per share of the Company for prior fiscal years. MKI was acquired to expand the Company’s product line and technical capabilities in filter manufacturing, primarily for manufacturing of metal filters. The Company expects the acquisition to be accretive to earnings per share in fiscal year 2006. MKI is included in the Industrial/Environmental segment from the date of acquisition.

The excess of the initial purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The initial purchase price was based on the net assets of the business acquired as shown on an October 31, 2005, balance sheet which is subject to a final adjustment. The preliminary allocation of the purchase price over the preliminary estimated fair value of the tangible and identifiable intangible assets acquired for MKI resulted in $9,210 recorded as goodwill. In addition based on a preliminary appraisal, the Company recognized $8,600 for customer relationships that will be amortized over twelve years, $267 as indefinite-lived trademarks and $1,700 as other acquired intangibles which will be amortized over five to ten years. The preliminary allocation for MKI will be finalized when the Company completes its estimates of liabilities assumed, completes an appraisal of the assets acquired and finalizes the purchase price with the sellers. The Company expects to do this in fiscal 2006. Following is a preliminary condensed balance sheet based on fair values of the assets acquired and liabilities assumed.

Cash	$244
Accounts receivable, less allowance for losses	1,312
Inventory, net	468
Prepaid assets	59
Plant assets	3,580
Goodwill	9,210
Other acquired intangibles	10,567

Total assets acquired	25,440
Accounts payable and accrued liabilities	(369)

Net assets acquired	$25,071

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

6.	ACQUIRED INTANGIBLES

The following table reconciles the activity for goodwill by reporting unit for the three months ended March 4, 2006.

	Engine/	Industrial/
	Mobile	Environmental		Total
	Filtration	Filtration	Packaging	Goodwill
Balance at December 3, 2005	$15,678	$98,600	$—	$114,278
Acquisitions	—	96	—	96
Currency translation adjustments	108	85	—	193

Balance at March 4, 2006	$15,786	$98,781	$—	$114,567

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, patents and noncompete agreements.

	Engine/	Industrial/
	Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at March 4, 2006:
Trademarks	$603	$29,158	$—	$29,761

Customer relationships, gross	$943	$16,501	$—	$17,444
Less accumulated amortization	307	1,493	—	1,800

Customer relationships, net	$636	$15,008	$—	$15,644

Other acquired intangibles	$208	$12,624	$—	$12,832
Less accumulated amortization	208	4,667	—	4,875

Other acquired intangibles, net	$—	$7,957	$—	$7,957

Amortization expense is estimated to be $2,109 in 2006, $2,016 in 2007, $1,831 in 2008, $1,831 in 2009 and $1,826 in 2010.

7.	GUARANTEES AND WARRANTIES

The Company has provided letters of credit totaling approximately $24,603 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

The Company has a majority ownership interest in a consolidated affiliate in which the Company has agreed, under certain conditions, to buy out the minority owners’ interest for an amount estimated not to exceed $1,800 as of March 4, 2006. In accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, the Company has recorded this amount at its fair value in other long-term liabilities.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

7.	GUARANTEES AND WARRANTIES (Continued)

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

Changes in the Company’s warranty accrual during the quarter ended March 4, 2006 are as follows:

Balance at December 3, 2005	$1,122
Accruals for warranties issued during the period	404
Accruals related to pre-existing warranties	(14)
Settlements made during the period	(197)
Other adjustments, including currency translation	13

Balance at March 4, 2006, included in other current liabilities	$1,328

8.	RETIREMENT BENEFITS

The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three Months Ended
	March 4,	February 26,
Pension Benefits	2006	2005
Components of net periodic benefit cost:
Service cost	$845	$947
Interest cost	1,682	1,568
Expected return on plan assets	(1,952)	(1,881)
Amortization of unrecognized:
Prior service cost	43	40
Net actuarial loss	501	524

Net periodic benefit cost	$1,119	$1,198

Cash Contributions	$124	$125

Postretirement Healthcare Benefits
Components of net periodic benefit cost:
Service cost	$5	$8
Interest cost	21	26
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial gain	(26)	(19)

Net periodic benefit income	$(31)	$(16)

Cash Contributions	$70	$66

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

8.	RETIREMENT BENEFITS (Continued)

The Company’s policy is to contribute to the qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit payments, and to contribute to the postretirement benefit plan an amount equal to the benefit payments. There is no minimum required contribution for the U.S. pension plans for 2006. The Company from time to time makes contributions in excess of the minimum amount required as economic conditions warrant. The Company has not determined whether it will make a voluntary contribution to the U.S. qualified plan in 2006; however it does expect to fund $280 for the U.S. nonqualified plan, $220 for the non-U.S. plan and $280 for the postretirement benefit plan to pay benefits during 2006.

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

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration, and Packaging. The segment data for the three months ended March 4, 2006 and February 26, 2005, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

10. SEGMENT DATA (Continued)

	Three Months Ended
	March 4,	February 26,
	2006	2005
Net sales:
Engine/Mobile Filtration	$91,032	$83,129
Industrial/Environmental Filtration	102,656	97,198
Packaging	19,495	15,934
	$213,183	$196,261

Operating profit:
Engine/Mobile Filtration	$19,073	$16,778
Industrial/Environmental Filtration	5,485	3,969
Packaging	1,315	333

	25,873	21,080

Other expense	(41)	(312)

Earnings before income taxes and minority earnings	$25,832	$20,768

Identifiable assets:
Engine/Mobile Filtration	$198,651	$187,062
Industrial/Environmental Filtration	373,804	345,923
Packaging	44,256	41,313
Corporate	70,340	46,702

	$687,051	$621,000

Part I — Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: FIRST QUARTER OF 2006 COMPARED WITH FIRST QUARTER OF 2005.
CLARCOR reported record sales, operating profit and net earnings for the first quarter of 2006. Sales increased 8.6%, operating profit increased 22.7% and net earnings increased 23.2% over the same quarter in 2005. Selling and administrative expenses for first quarter 2006 includes stock option expense of $411,000 that reduced net earnings by $265,000 and diluted earnings per share by less than $0.01. This additional 2006 expense is due to the first quarter 2006 adoption of new accounting rules for stock-based compensation.
Net sales of $213,183,000 increased from $196,261,000 reported for the first quarter of 2005. International sales increased at a higher rate than domestic sales in the quarter due to strong demand for specialty filtration products and for heavy-duty filters sold through aftermarket distribution. Sales from acquisitions completed after the first quarter of 2005 added approximately $3,100,000 to first quarter 2006 sales. Fluctuations in foreign currency rates did not have a material impact on the 2006 quarter.
The Engine/Mobile Filtration segment reported increased sales of 9.5% to $91,032,000 from $83,129,000 in 2005. This increase was primarily due to additional sales of heavy-duty filters through domestic and international aftermarket distribution, OEM dealers and national accounts and sales to railroads and railroad equipment maintenance companies. In addition, sales of dust collector cartridges sold through the segment’s direct sales force also increased from the prior year quarter. New product introductions, the breadth of the segment’s filter product line and continued expansion of aftermarket distribution were key drivers of sales growth.
The Company’s Industrial/Environmental Filtration segment recorded a 5.6% overall increase in sales to $102,656,000 for the 2006 quarter from $97,198,000 for the 2005 first quarter. Included in the sales increase is approximately $3,100,000 from acquisitions completed after the first quarter of 2005. Sales increased, both domestically and internationally, in several markets including HVAC, air quality equipment, aviation and process liquid. Sales levels in the 2006 quarter were lower for filtration products used in oil and gas drilling applications. The Company expects that sales of oil and gas filters will grow in future quarters as recent sales quoting activities have increased. The segment’s first quarter sales growth includes new product introductions, expanded distribution and increased customer demand for specialty filtration products, including increased spending on capital goods.
The Packaging segment reported sales of $19,495,000 compared to $15,934,000 in 2005. Sales increases for the quarter were primarily related to new product introductions and increases in both metal and plastic packaging products for confectionery, food and personal care products.
Operating profit for the first quarter of 2006 was $25,873,000 compared to $21,080,000 in 2005, a 22.7% increase. The operating profit increase resulted primarily from sales growth in each business segment, continued cost reduction programs in each segment and approximately $700,000 due to acquisitions since the first quarter of 2005.
The Engine/Mobile Filtration segment recorded an operating profit increase in 2006 of 13.7% compared to first quarter 2005. This increase resulted primarily from sales growth, cost reduction programs and favorable capacity utilization. The segment’s operating margin was 21.0% compared

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
to 20.2% recorded in the first quarter of 2005. Price increases initiated during 2005 have offset higher costs of purchased materials, freight and energy. Additional pricing changes are expected to be made if additional cost increases are incurred.
The Industrial/Environmental Filtration segment reported operating profit of $5,485,000 in 2006 compared to $3,969,000 in 2005. Approximately $700,000 of the additional profit is attributed to acquisitions completed since the first quarter of 2005. Operating profit also improved related to sales increases of higher margin specialty filtration products and equipment that offset reduced operating profit due to lower sales of oil and gas drilling filtration products. The segment’s operating margin improved to 5.3% compared to 4.1% in the 2005 quarter.
The Packaging segment’s operating profit in the 2006 quarter was $1,315,000 compared to $333,000 in 2005. The improvement resulted primarily from improved sales levels of metal packaging products and cost reduction programs initiated over the last two years. Price increases to customers offset cost increases incurred for purchased materials, freight and energy.
Net other expense for the 2006 quarter of $41,000 included interest expense of $188,000 and interest income of $300,000. Net other income for the 2005 quarter of $312,000 included interest expense of $143,000 and interest income of $114,000. Interest expense is lower in 2006 due to reduced debt levels and interest income increased due to higher interest rates and higher levels of cash and short-term investments.
Earnings before income taxes and minority interests for the first quarter of 2006 totaled $25,832,000, compared to $20,768,000 in the comparable quarter last year. The provision for income taxes in 2006 was $9,520,000 compared to $7,536,000 in 2005. The effective rate was 36.9% in 2006 and 36.3% in 2005. The first quarter 2006 effective rate increased due to changes in the amount of certain deductible expenses. The Company expects that the overall effective tax rate for the remainder of fiscal 2006 will be approximately 35.5% to 36.0% and is lower in part due to the American Jobs Creation Act of 2004.
Net earnings in the first quarter of the current year were $16,201,000, or $0.31 per share on a diluted basis. Net earnings in the first quarter of 2005 were $13,154,000, or $0.25 per share on a diluted basis. Diluted average shares outstanding were 52,498,939 at the end of the first quarter of 2006, an increase of 0.3% from the average of 52,321,798 for the 2005 quarter. The increase was due primarily to additional stock option grants in 2005 offset by 368,200 shares repurchased in 2005 under a stock repurchase program.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities decreased to $5,720,000 in first quarter 2006 compared to $16,421,000 in 2005, primarily due to increased investment in short-term investments, primarily highly liquid variable-rate demand notes, in the 2006 quarter. As discussed in the 2005 Form 10-K, at year end 2005 the Company revised its presentation of short-term investments on its Consolidated Balance Sheets and Consolidated Statements of Cash Flows, which were previously presented as cash and cash equivalents, to present them in accordance with their contractual maturities. The amount revised in the Consolidated Condensed Statement of Cash Flows totaled $5,100 for first quarter 2005. The purchases and sales related to the investments held have been presented on the Consolidated Statements of Cash Flows in the operating activities section. Due to the first quarter 2006 adoption of new accounting rules for stock-based compensation, cash flow provided by operating activities was reduced by $903,000 due to tax benefits associated with tax

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
deductions that exceed the amount of compensation expense recognized in net earnings. For first quarter 2006, cash flows for investing activities totaled $3,104,000 and included $2,906,000 used for plant asset additions. In the 2005 quarter, $3,575,000 was used for additions to plant assets. Cash flows used in financing activities included net payments of $18,000 on debt agreements and $3,499,000 used for dividend payments. Cash flow used in financing activities increased by $903,000 due to a change in reporting of tax benefits due to new stock-based accounting rules.
Cash flows used in financing activities of $14,270,000 in 2005 included net payments of $8,202,000 on debt agreements and dividend payments of $3,281,000.
CLARCOR believes that its current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company’s debt agreements. There were no borrowings at the end of first quarter 2006 on a $165 million multicurrency revolving credit facility. The credit facility also includes a $40 million letter of credit subline, against which $8,491,000 had been issued at the end of first quarter 2006. Other long-term debt, primarily industrial revenue bonds, totaled $16,236,000 at the end of the 2006 quarter and related principal payments in 2006 will be approximately $237,000. The Company is in compliance with all covenants related to debt agreements.
The Company expects to continue to use future additional cash flow for dividends, capital expenditures and acquisitions. Capital expenditures in fiscal year 2006 are expected to be approximately $25 million to $30 million and will be used primarily for normal facility improvements, productivity improvements, expansion of manufacturing and technical facilities, and to support new products. In the first quarter of 2006 the Company did not repurchase any shares under a Board of Directors approved stock repurchase program. Future repurchases under the remaining authorized amount of $139.5 million will depend on cash flow requirements for internal growth, capital expenditures, acquisitions and the market price of the Company’s common stock.
The following table summarizes the Company’s fixed cash obligations for the years ending November 30:

(Dollars in thousands)
	2006	2007 & 2008	2009 & 2010	Thereafter
Long-Term Debt	$237	$179	$—	$15,820
Credit Facility	$—	$—	$—	$—
Operating Leases	$8,895	$13,003	$6,886	$7,250
The Company’s off-balance sheet arrangements relate to various operating leases. The Company had no derivative, swap, hedge, variable interest entity or special purpose entity agreements during 2006 or 2005.

The Company’s financial position at the end of the first quarter reflected cash and short-term investments of $38,255,000, an increase from $28,902,000 at year-end 2005. At the end of first quarter 2006 compared to year-end 2005, accounts receivable were reduced by $2,943,000 primarily due to lower sales in the first quarter of 2006 compared to the fourth quarter of 2005. Inventories increased $7,804,000 from the year-end level due to inventory requirements for increased shipments expected for the remainder of 2006. The changes in accounts receivable and inventories at the end of the first quarter were consistent with the normal seasonality changes between fiscal quarters. The current ratio at the end of the first quarter was 3.0 compared to 2.7 at

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
the end of fiscal 2005. The ratio of total debt to total capitalization was 3.1% at the end of the 2006 first quarter compared to the year-end 2005 level of 3.3%. At the end of the first quarter 2006, CLARCOR had 51,781,566 shares of common stock outstanding.

OTHER MATTERS

Market Risk

The Company’s interest income on short-term investments and interest expense on long-term debt are sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company’s Form 10-K for the year ended November 30, 2005 (2005 Form 10-K) in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policies

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company’s 2005 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operation. These policies have been consistently applied in all material respects. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

Outlook

Continued sales growth for the Company overall is expected for the remainder of 2006. Engine/Mobile segment sales are expected to grow due to increased aftermarket distribution, sales to OEM dealers and sales of new products. Sales are expected to increase for the Industrial/Environmental segment as a result of several initiatives including new product introductions along with continued growth for specialty filtration products including air quality equipment and aviation related products. Sales growth is also expected for the Packaging segment for 2006.

In January 2006 the Company announced that a major customer of the Industrial/Environmental segment planned to manufacture, at their non-U.S. plants, certain products that the segment currently sells to the customer manufactured at the segment’s domestic plants. This reduction in sales and operating profit is expected to begin during the second quarter. In 2006, the Company expects to lose sales totaling approximately $11 million and operating profit could be reduced by approximately $2 million.

As a result of the anticipated overall sales growth for the Company combined with continued cost control efforts, it is expected that diluted earnings per share for 2006 will be in the $1.52 to $1.60 range. This range includes an estimate of $0.03 related to the expense that will be recorded for stock-based compensation beginning with the Company’s first quarter 2006 adoption of SFAS No. 123R.

Continued emphasis on cost reductions and price changes within each business unit are expected to offset costs that have or may increase for freight, energy and purchased materials. These costs

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
for the Company may change significantly based on future changes in the U.S. and world economies. Capital investments will continue to be made in each segment’s facilities to improve productivity and to support new products. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if unfavorable economic conditions persist. CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions would expand the Company’s market base, distribution coverage or product offerings.

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This First Quarter 2006 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
•	statements and assumptions relating to future growth, earnings, earnings per share and other financial performance measures, as well as management’s short-term and long-term performance goals;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events;

•	statements relating to the Company’s business and growth strategies; and

•	any other statements or assumptions that are not historical facts.
The Company believes that its expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from the Company’s expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. These and other uncertainties are discussed in the “Risk Factors” section of the Company’s 2005 Form 10-K. The future results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2006 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I — Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The information required hereunder is set forth on Page 19 of the Quarterly Report under the captions “Management’s Discussion and Analysis – Other Matters – Market Risk.”
Part I — Item 4. Controls and Procedures.
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 4, 2006. Based on their evaluation, they concluded that the Company’s disclosure controls and procedures were effective in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended March 4, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

			(c)	(d)
			Total number of	Approximate dollar
			shares purchased as	value of shares
	(a)	(b)	part of publicly	that may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Period	shares purchased	per share	programs	plans or programs
December 4, 2005 through December 31, 2005	—	—	—	$139,538,839
January 1, 2006 through January 31, 2006	—	—	—	$139,538,839
February 1, 2006 through March 4, 2006	—	—	—	$139,538,839

Total	—		—

     On June 17, 2005, the Board of Directors authorized the repurchase of up to $150 million of outstanding shares of common stock on the open market and in private transactions over a two-year period. There have been no terminations or expirations since the approval date.
Item 6 Exhibits

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

CLARCOR Inc. (Registrant)
March 24 2006	By:	/s/ Norman E. Johnson
(Date)		Norman E. Johnson
Chairman of the Board, President and Chief Executive Officer

March 24 2006	By:	/s/ Bruce A. Klein
(Date)		Bruce A. Klein
Vice President – Finance and Chief Financial Officer