Form 10-Q
period 2006-06-03
CLARCOR INC
filed 2006-06-22
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended June 3, 2006

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended June 3, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-11024
CLARCOR Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	36-0922490

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
840 Crescent Centre Drive, Suite 600, Franklin, Tennessee 37067

(Address of principal executive offices)
Registrant’s telephone number, including area code           615-771-3100
No Change

(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of June 3, 2006, 51,965,859 common shares with a par value of $1 per share were outstanding

Part I — Item 1
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 3,	December 3,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$25,936	$18,502
Short-term investments	27,850	10,400
Accounts receivable, less allowance for losses of $13,018 for 2006 and $9,775 for 2005	150,970	152,755
Inventories:
Raw materials	44,765	42,205
Work in process	19,299	17,057
Finished products	60,276	58,246

Total inventories	124,340	117,508

Prepaid expenses and other current assets	6,566	7,253
Deferred income taxes	18,328	18,515

Total current assets	353,990	324,933

Plant assets at cost,	361,735	355,216
less accumulated depreciation	(215,049)	(205,711)

	146,686	149,505

Acquired intangibles, less accumulated amortization	170,341	168,176
Pension assets	22,401	22,069
Deferred income taxes	521	521
Other noncurrent assets	11,152	10,068

	$705,091	$675,272

LIABILITIES

Current liabilities:
Current portion of long-term debt	$223	$233
Accounts payable	47,881	49,239
Income taxes	10,910	12,544
Accrued employee compensation	18,073	24,281
Other accrued liabilities	36,589	35,173

Total current liabilities	113,676	121,470

Long-term debt, less current portion	15,985	16,009
Postretirement health care benefits	4,658	4,239
Long-term pension liabilities	18,798	16,287
Deferred income taxes	25,561	26,184
Other long-term liabilities	5,384	6,267
Minority interests	1,472	1,983

Contingencies

SHAREHOLDERS’ EQUITY

Capital stock	51,966	51,595
Capital in excess of par value	28,261	21,458
Accumulated other comprehensive earnings	(1,077)	(4,637)
Retained earnings	440,407	414,417

	519,557	482,833

	$705,091	$675,272

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2006	2005	2006	2005
Net sales	$227,076	$219,786	$440,259	$416,047
Cost of sales	159,959	153,700	309,368	292,942

Gross profit	67,117	66,086	130,891	123,105

Selling and administrative expenses	40,896	38,533	78,797	74,472

Operating profit	26,221	27,553	52,094	48,633

Other income (expense):
Interest expense	(202)	(153)	(390)	(296)
Interest income	426	175	726	289
Other, net	(159)	(117)	(312)	(400)

	65	(95)	24	(407)

Earnings before income taxes and minority interests	26,286	27,458	52,118	48,226

Provision for income taxes	9,332	9,973	18,852	17,509

Earnings before minority interests	16,954	17,485	33,266	30,717

Minority interests in earnings of subsidiaries	(149)	(139)	(260)	(217)

Net earnings	$16,805	$17,346	$33,006	$30,500

Net earnings per common share:
Basic	$0.32	$0.34	$0.64	$0.59

Diluted	$0.32	$0.33	$0.63	$0.58

Average number of common shares outstanding:
Basic	52,006,685	51,631,794	51,902,894	51,528,689

Diluted	52,817,895	52,418,831	52,629,923	52,316,801

Dividends paid per share	$0.0675	$0.0638	$0.1350	$0.1275

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 3,	May 28,
	2006	2005
Cash flows from operating activities:
Net earnings	$33,006	$30,500
Depreciation	10,846	10,336
Amortization	1,079	630
Stock-based compensation expense	1,422	446
Tax benefits from stock-based compensation	(2,992)	—
Changes in assets and liabilities	(24,993)	(4,344)
Other, net	159	118

Net cash provided by operating activities	18,527	37,686

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(5,241)	(3,508)
Additions to plant assets	(7,358)	(10,562)
Other, net	471	614

Net cash used in investing activities	(12,128)	(13,456)

Cash flows from financing activities:
Net payments under line of credit	—	(7,500)
Payments on long-term debt	(372)	(830)
Sale of capital stock under stock option and employee purchase plans	4,483	3,653
Tax benefits from stock-based compensation	2,992	—
Cash dividends paid	(7,016)	(6,577)
Other, net	—	(9,332)

Net cash provided by (used in) financing activities	87	(20,586)

Net effect of exchange rate changes on cash	948	(264)

Net change in cash and cash equivalents	7,434	3,380

Cash and cash equivalents, beginning of period	18,502	17,420

Cash and cash equivalents, end of period	$25,936	$20,800

Cash paid during the period for:
Interest	$383	$304

Income taxes	$17,861	$9,659

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of June 3, 2006, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended June 3, 2006, and May 28, 2005, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s December 3, 2005 annual report on Form 10-K (2005 Form 10-K). The November 30, 2005 consolidated balance sheet data was derived from CLARCOR’s year-end audited financial statements as presented in the 2005 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended June 3, 2006 are not necessarily indicative of the operating results for the full year.

As discussed in the 2005 Form 10-K, at year end 2005 the Company revised its presentation of short-term investments on its Consolidated Balance Sheets and Consolidated Statements of Cash Flows, which were presented as cash and cash equivalents in previous years, to present them in accordance with their contractual maturities. The amount revised in the Consolidated Condensed Statement of Cash Flows totaled $1,700 for the first six months of 2005. The purchases and sales related to the investments have been presented on the Consolidated Statements of Cash Flows in the operating activities section. This revision had no impact on the Consolidated Statements of Earnings.

2.	STOCK-BASED COMPENSATION

Effective December 4, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on December 4, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model. The Company also adopted the non-substantive vesting period approach for attributing stock compensation to individual periods for awards with retirement eligibility options, which requires recognition of compensation expense immediately for grants to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved. This change will not affect the overall amount of compensation expense recognized and had an immaterial effect on the amount recorded in the quarter and six months ended June 3, 2006. Prior to adoption, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the disclosure-only provisions of SFAS No. 123 applying the nominal vesting period approach. Therefore, the Company did not recognize compensation expense prior to fiscal 2006 in association with options granted.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

As a result of adopting the standard, the Company recorded pretax compensation expense related to stock options of $606 and $1,017 and related tax benefits of $215 and $361 for the quarter and six months ended June 3, 2006, respectively. This reduced net earnings by $391 and $656 and diluted earnings per share (EPS) by less than $0.01 for the quarter and $0.01 for the six months ended June 3, 2006. The Company also recorded $184 and $405 in pretax compensation expense related to its restricted share units for the quarter and six months ended June 3, 2006. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock option exercises was $2,088 and $2,992 for the quarter and six months ended June 3, 2006, respectively. This reduced cash flows from operating activities and increased cash flows from financing activities compared to amounts that would have been reported if the standard had not been adopted.

On November 18, 2005, the Board of Directors approved a grant of 386,375 options that were fully vested on the date of grant. Approximately $3,000 of pretax compensation expense was included in the determination of pro forma earnings during 2005 that otherwise would have been recorded as stock option expense in accordance with SFAS No. 123R over future years had the options been granted with a four-year vesting period similar to prior grants. On March 22, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of nonqualified stock options granted on December 12, 2004 to current employees, including executive officers. All of these options had an exercise price greater than the then-market price per share and provided for vesting at the rate of 25% per year beginning on the first anniversary of the date of grant. Approximately $3,000 of pretax compensation expense was included in the determination of pro forma earnings during 2005 that otherwise would have been recorded as stock option expense in accordance with SFAS No. 123R over future years. Together these events reduced the amount of pre-tax compensation that would have been recorded related to these two grants in the quarter and six months ended June 3, 2006 by approximately $375 and $750, respectively.

If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates for the prior fiscal year, the Company’s pro forma net earnings and basic and diluted EPS would have been as follows:

	Quarter Ended	Six Months Ended
	May 28, 2005	May 28, 2005
Net earnings, as reported	$17,346	$30,500
Add stock-based compensation expense, net of tax, included in net earnings	138	283
Less total stock-based compensation expense under the fair value-based method, net of tax	(3,003)	(3,712)

Pro forma net earnings	$14,481	$27,071

Basic EPS, as reported	$0.34	$0.59
Pro forma basic EPS	$0.28	$0.53

Diluted EPS, as reported	$0.33	$0.58
Pro forma diluted EPS	$0.28	$0.52
The following is a description and summary of the key provisions of the stock-based compensation plans.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

On June 22, 2003, the shareholders of CLARCOR approved the 2004 Incentive Plan, which replaced the 1994 Incentive Plan on its termination date of December 14, 2003. The 2004 Incentive Plan allows the Company to grant stock options, restricted stock and performance awards to officers, directors and key employees of up to 3,000,000 shares. Upon share option exercise or restricted share unit conversion, the Company issues new shares unless treasury shares are available.

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

The following table summarizes the activity for the six months ended June 3, 2006 under the nonqualified stock option plans and includes options granted under both the 1994 Incentive Plan and the 2004 Incentive Plan.

	Shares
	Granted	Weighted
	under	Average
	Incentive	Exercise
	Plans	Price
Outstanding at beginning of year	3,885,915	$20.63
Granted	57,550	35.53
Exercised	(494,467)	16.84
Surrendered	(24,300)	20.53

Outstanding at June 3, 2006	3,424,698	$21.42

Options exercisable at June 3, 2006	3,084,648	$21.50

At June 3, 2006, there was $1,799 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 1.2 years.

	Quarter Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2006	2005	2006	2005
Fair value of options exercised	$1,520	$192	$2,038	$1,011
Total intrinsic value of options exercised	5,881	731	8,888	5,456
Cash received upon exercise of options	1,507	649	3,014	2,547
Tax benefit realized from exercise of options	2,150	332	2,999	2,069

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about the options at June 3, 2006.

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of		Exercise	Life in		Exercise
Exercise Prices	Number	Price	Years	Number	Price
$7.21 - $ 9.79	370,726	$9.13	3.48	370,726	$9.13
$10.53 - $15.15	284,563	$13.26	5.24	284,563	$13.26
$16.01 - $22.80	1,462,368	$20.29	5.81	1,126,118	$20.20
$25.89 - $35.66	1,307,041	$27.95	8.01	1,303,241	$27.93

	3,424,698	$21.42	6.35	3,084,648	$21.50

At June 3, 2006, the aggregate intrinsic value of options outstanding and exercisable was $38,994 and $34,898, respectively.

The weighted average fair value per option at the date of grant for options granted during the six month periods of 2006 and 2005 was $10.71 and $6.84, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted during the six month periods represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued.

	Six Months	Year Ended
	Ended June 3,	December 3,
	2006	2005
Risk-free interest rate	4.74%	4.05%
Expected dividend yield	0.96%	1.06%
Expected volatility factor	20.70%	21.48%
Expected option term (in years):
Original grants without reloads	6.9	6.4
Original grants with reloads	n/a	5.0
Restricted Share Unit Awards

The Company’s restricted share unit awards are considered nonvested share awards as defined under SFAS No. 123R. No restricted share units were granted during the six months ended June 3, 2006. During the six months ended May 28, 2005, the Company granted 32,144 restricted units of Company common stock with a fair value of $26.08 per unit, the market price of the stock at the date granted. The restricted share units require no payment from the employee and compensation cost is recorded based on the market price on the

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

grant date and is recorded equally over the vesting period of four years. During the vesting period, officers and key employees receive compensation equal to dividends declared on common shares. Upon vesting, the employee may elect to defer receipt of their shares. Compensation expense related to vesting of restricted stock awards totaled $185 and $405 for the quarter and six months ended June 3, 2006, respectively, and $296 and $446 for the quarter and six months ended May 28, 2005, respectively. The following table summarizes the restricted share unit awards.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Nonvested at beginning of year	110,441	$23.32
Granted	—	—
Vested	(37,158)	19.56
Surrendered	—	—

Nonvested at June 3, 2006	73,283	$25.22

The total fair value of shares vested during the six months ended June 3, 2006 and May 28, 2005 was $727 and $689, respectively. As of June 3, 2006, there was $1,350 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. Of this nonvested cost, $377 is expected to be recognized during the remainder of fiscal 2006 and the remaining $973 during fiscal years 2007, 2008 and 2009.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS No. 123R so that the plan is not compensatory under the new standard and no expense will be recognized. The Company issued stock under this plan for $327 and $1,469 during second quarter and six months of 2006, respectively, and $0 and $1,108, during second quarter and six months of 2005, respectively.

3.	EARNINGS PER SHARE

Diluted earnings per share reflects the impact of outstanding stock options and restricted share units as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

3.	EARNINGS PER SHARE (Continued)

	Quarter Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2006	2005	2006	2005
Basic weighted average number of common shares outstanding	52,006,685	51,631,794	51,902,894	51,528,689
Dilutive effect of stock options and restricted stock	811,210	787,037	727,029	788,112

Diluted weighted average number of common shares outstanding	52,817,895	52,418,831	52,629,923	52,316,801

Net earnings	$16,805	$17,346	$33,006	$30,500

Basic earnings per share amount	$0.32	$0.34	$0.64	$0.59

Diluted earnings per share amount	$0.32	$0.33	$0.63	$0.58
Options with exercise prices greater than the average market price of the common shares during the respective quarter were not included in the computation of diluted earnings per share. For the quarter and six months ended June 3, 2006, 56,300 and 57,550 options with a weighted average exercise price of $35.57 and $35.53, respectively, were excluded from the computation. For the quarter and six months ended May 28, 2005, there were no options excluded.

For the six months ended June 3, 2006, exercises of stock options added $4,032 to capital in excess of par value.

4.	COMPREHENSIVE EARNINGS

The Company’s total comprehensive earnings and its components are as follows:

	Quarter Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2006	2005	2006	2005
Net earnings	$16,805	$17,346	$33,006	$30,500
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	2,755	(1,500)	3,560	(1,004)

Total comprehensive earnings	$19,560	$15,846	$36,566	$29,496

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	June 3,	December 3,
	2006	2005
Minimum pension liability, net of $2,373 tax	$(3,944)	$(3,944)
Translation adjustments, net of $155 tax	2,867	(693)

Accumulated other comprehensive loss	$(1,077)	$(4,637)

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

5.	ACQUISITIONS, PURCHASE OF MINORITY INTERESTS

During the quarter ended June 3, 2006, the Company acquired two small businesses for approximately $2,957 in cash, net of cash received. One was a filter distributorship based in Minnesota which became a wholly-owned subsidiary of the Company and is included in the Industrial/ Environmental Filtration segment beginning in the second quarter of 2006. In the other transaction, the Company acquired certain assets of a manufacturer and distributor of heavy-duty air filters based in Oklahoma. These assets were combined into an existing subsidiary of the Company within the Engine/Mobile Filtration segment and the results will be included in the Company’s consolidated results of operations from the date of acquisition.

A preliminary allocation of the initial purchase prices for these two acquisitions has been made to major categories of assets and liabilities. The $840 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements valued at $33 and customer relationships valued at $1,026, which will be amortized on a straight-line basis over three years and twenty years, respectively. The acquisitions are not material to the results of the Company. The Company expects to make additional adjustments to reflect purchase agreement adjustments and adjustments for valuation of assets and deferred taxes during the second half of 2006.

On June 1, 2006, the Company purchased the minority owners’ interest in a consolidated affiliate in South Africa for approximately $2,200 of which $1,644 was paid and the remainder will be paid in 2007 based on fiscal 2006 results. In addition, there will be a payment estimated to be approximately $225 to be paid in 2008 based on fiscal 2007 results.

As discussed in the 2005 Form 10-K, on November 1, 2005, the Company acquired Martin Kurz & Co., Inc. (MKI), a privately-owned Mineola, New York manufacturer of sintered porous metal laminates used in screening and filtration products for a wide array of industries, including pharmaceutical, petrochemical, aerospace, paper and chemical process industries, for approximately $25,261 net of cash received, including acquisition expenses. During the first six months of 2006, the Company paid an additional $640 related to a working capital adjustment and final settlement with the sellers. This payment, along with a revised estimate of liabilities assumed and finalization of the appraisal, increased goodwill by $617. The purchase price was paid in cash with available funds. MKI’s sales for the most recent twelve months prior to acquisition were approximately $12,000. The acquisition would not have significantly affected net earnings and earnings per share of the Company for prior fiscal years. MKI was acquired to expand the Company’s product line and technical capabilities in filter manufacturing, primarily for manufacturing of metal filters. The Company expects the acquisition to be accretive to earnings per share in fiscal year 2006. MKI was included in the Industrial/Environmental Filtration segment from the date of acquisition.

The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The initial purchase price was based on the net assets of the business acquired as shown on an October 31, 2005, balance sheet which was subject to a final adjustment. The allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired for MKI resulted in $9,731 recorded as goodwill. In addition based on an independent appraisal, the Company recognized $8,600 for customer relationships that will be amortized over twelve years, $267 for trademarks that will be amortized over twelve years and $1,700 as other acquired intangibles

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

5.	ACQUISITIONS, PURCHASE OF MINORITY INTERESTS (Continued)

which will be amortized over five to ten years. Following is a condensed balance sheet based on fair values of the assets acquired and liabilities assumed.

Cash	$244
Accounts receivable, less allowance for losses	1,312
Inventory, net	468
Prepaid assets	59
Plant assets	3,493
Goodwill	9,731
Other acquired intangibles	10,567

Total assets acquired	25,874
Accounts payable and accrued liabilities	(369)

Net assets acquired	$25,505

6.	RESTRUCTURING CHARGES

At the end of the second quarter 2006, the Company announced a plan to merge two of its manufacturing facilities in order to realize cost savings and efficiency benefits. The Company recorded a $412 severance charge at one of its European subsidiaries which it expects to pay as one-time termination benefits to employees who are expected to be involuntarily terminated in the third and fourth quarters of fiscal 2006. No amounts were paid as of the end of the second quarter 2006. This charge is included in cost of sales in the Industrial/Environmental filtration segment. Additional charges related to contract termination costs and facilities consolidation costs, estimated to be less than $500, will be recognized when the Company exits leases related to that facility and terminates manufacturing, which it expects will occur in August 2006. The cost savings during the remainder of 2006 will not be significant; however, the Company expects the savings to approximate $1,500 annually beginning in fiscal 2007.

Following is a summary of the related liability accounts:

	Employee	Contract	Facilities
	Termination	Termination	Consolidation
	Benefits	Costs	Costs	Total

Balance at December 3, 2005	$—	$—	$—	$—
Additional expense incurred	412	—	—	412
Amounts paid	—	—	—	—

Balance at June 3, 2006	$412	$—	$—	$412

7.	ACQUIRED INTANGIBLES

The following table reconciles the activity for goodwill by reporting unit for the six months ended June 3, 2006.

	Engine/	Industrial/
	Mobile	Environmental		Total
	Filtration	Filtration	Packaging	Goodwill
Balance at December 3, 2005	$15,678	$98,600	$—	$114,278
Acquisitions	213	1,244	—	1,457
Currency translation adjustments	560	163	—	73

Balance at June 3, 2006	$16,451	$100,007	$—	$116,458

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

7.	ACQUIRED INTANGIBLES (Continued)

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, patents and noncompete agreements.

	Engine/	Industrial/
	Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at June 3, 2006:
Trademarks, gross	$603	$29,157	$—	$29,760
Less accumulated amortization	—	8	—	8

Trademarks, net	$603	$29,149	$—	$29,752

Customer relationships, gross	$1,970	$16,504	$—	$18,474
Less accumulated amortization	334	1,775	—	$2,109

Customer relationships, net	$1,636	$14,729	$—	$16,365

Other acquired intangibles	$241	$12,624	$—	$12,865
Less accumulated amortization	211	4,888	—	$5,099

Other acquired intangibles, net	$30	$7,736	$—	$7,766

     Amortization expense is estimated to be $2,135 in 2006, $1,974 in 2007, $1,914 in 2008, $1,907 in 2009 and $1,868 in 2010.
8.	GUARANTEES AND WARRANTIES

The Company has provided letters of credit totaling approximately $28,272 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

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

Changes in the Company’s warranty accrual during the six months ended June 3, 2006 are as follows:

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

8.	GUARANTEES AND WARRANTIES (Continued)

Balance at December 3, 2005	$1,122
Accruals for warranties issued during the period	739
Accruals related to pre-existing warranties	(49)
Settlements made during the period	(350)
Other adjustments, including currency translation	141

Balance at June 3, 2006, included in other current liabilities	$1,603

9.	RETIREMENT BENEFITS

The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Quarter Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2006	2005	2006	2005
Pension Benefits

Components of net periodic benefit cost:
Service cost	$846	$946	$1,693	$1,893
Interest cost	1,685	1,567	3,368	3,135
Expected return on plan assets	(1,957)	(1,879)	(3,910)	(3,760)
Amortization of unrecognized:
Prior service cost	43	40	87	80
Net actuarial loss	501	523	1,003	1,047

Net periodic benefit cost	$1,118	$1,197	$2,241	$2,395

Cash Contributions	$125	$116	$249	$241

Postretirement Healthcare Benefits

Components of net periodic benefit cost:

Service cost	$5	$8	$11	$16
Interest cost	21	26	41	52
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial gain	(26)	(19)	(51)	(38)

Net periodic benefit income	$(31)	$(16)	$(61)	$(32)

Cash Contributions	$70	$66	$140	$132

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

contributions in excess of the minimum amount required as economic conditions warrant. The Company has not determined whether it will make a voluntary contribution to the U.S. qualified plan in 2006; however it does expect to fund $280 for the U.S. nonqualified plan, $210 for the non-U.S. plan and $280 for the postretirement benefit plan to pay benefits during 2006.

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

Although it is not certain what future environmental claims, if any, may be asserted, the Company currently believes that its potential liability for known environmental matters does not exceed its present accrual of $50. However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the extent of the contamination at issue, the difficulty in determining the nature and extent of contamination attributable to each PRP, the length of time remediation may require, the complexity of the environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each PRP for the cleanup.

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

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the second quarter and six months ended June 3, 2006 and May 28, 2005, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

	Quarter Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2006	2005	2006	2005
Net sales:
Engine/Mobile Filtration	$101,429	$93,722	$192,461	$176,851
Industrial/Environmental Filtration	103,866	106,668	206,522	203,866
Packaging	21,781	19,396	41,276	35,330

	$227,076	$219,786	$440,259	$416,047

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

11.	SEGMENT DATA (Continued)

	Quarter Ended		Six Months Ended
	June 3,	May 28,	June 3,	May 28,
	2006	2005	2006	2005
Operating profit:
Engine/Mobile Filtration	$22,446	$19,629	$41,519	$36,407
Industrial/Environmental Filtration	1,594	6,234	7,079	10,203
Packaging	2,181	1,690	3,496	2,023

	26,221	27,553	52,094	48,633

Other income (expense)	65	(95)	24	(407)

Earnings before income taxes and minority earnings	$26,286	$27,458	$52,118	$48,226

Identifiable assets:
Engine/Mobile Filtration			$207,957	$187,005
Industrial/Environmental Filtration			370,767	347,564
Packaging			44,018	41,352
Corporate			82,349	67,671

			$705,091	$643,592

During the quarter ended June 3, 2006, the Company recognized a pretax charge to earnings of approximately $3,000 in the Industrial/Environmental segment’s operating profit arising from the refusal of a customer to pay for products it had ordered and used. The charge represents unpaid invoices and certain inventories and is included in selling and administrative expenses. The Company has initiated legal proceedings against the customer to recover this amount. The Industrial/Environmental operating profit for the quarter and six months ended June 3, 2006 also includes the $412 charge related to restructuring of a European manufacturing facility.

Part I — Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: SECOND QUARTER OF 2006 COMPARED WITH SECOND QUARTER OF 2005.
CLARCOR reported increased sales, but lower operating profit and net earnings for the second quarter of 2006 compared to the same quarter in 2005. Sales increased 3.3%, operating profit decreased 4.8% and net earnings decreased 3.1% over the same quarter in 2005. Sales and administrative expenses for the second quarter included stock option expense of $606,000 that reduced net earnings by $391,000 and diluted earnings per share by approximately $0.01. Diluted earnings per share decreased to $0.32 for the 2006 quarter from $0.33 in the 2005 quarter. All per share and share amounts included below have been adjusted for a 2-for-1 stock split in April 2005. The 1996 Shareholder Rights Plan (Plan) that provided shareholders with rights to purchase shares of CLARCOR Series B Junior Participating Preferred Stock expired on April 25, 2006 in accordance with the terms of the Plan.
The decreased operating profit is the result of two items recorded in the Company’s Industrial/Environmental filtration segment in the second quarter 2006:
i.	an approximate $3 million charge arising from the refusal by Electronic Data Systems Corporation (EDS) and a related company to pay for products which EDS had ordered and used. The Company has initiated legal proceedings against EDS to recover this amount.

ii.	an approximate $400,000 charge to record costs associated with the restructuring of a European manufacturing facility.
Excluding those charges, operating profit for the second quarter rose 7.1% and operating margins improved from 12.5% in the second quarter of 2005 to 13.0% in the second quarter of 2006.
During the second half of 2006, the Company expects to begin an aggressive restructuring program focused on the HVAC filter manufacturing operations within its Industrial/Environmental filtration segment. The goal of the program is to aggressively pursue the Company’s goal of an overall 10% segment operating margin from its current margins of mid-single digits. The Company will provide more information regarding the costs, benefits and timing of this program in future filings with the Securities and Exchange Commission as well as in future press releases.
During the second quarter of 2006, the Company acquired the remaining 20% of its joint venture in South Africa for approximately $1.6 million, plus additional payments of approximately $600,000 in 2007 and approximately $225,000 in 2008. This entity, known as Baldwin-Unifil, is now 100% owned by the Company. The Company also completed two small acquisitions in the second quarter 2006 for an aggregate purchase price of approximately $3 million, which did not have a material impact on either sales or operating profit for the quarter.
Net sales of $227,076,000 increased from $219,786,000 reported for second quarter of 2005. Acquisitions made during the second half of 2005 and in the second quarter 2006 increased sales in the second quarter of 2006 by approximately $3.6 million. Excluding acquisitions, sales increased by 1.9% from the second quarter of 2005. Fluctuations in foreign currencies did not have a material impact on sales in either the 2006 or the 2005 quarter.
The Engine/Mobile Filtration segment reported increased sales of 8.2% to $101,429,000 from $93,722,000 in the second quarter of 2005. This increase was primarily due to additional sales of heavy-duty filters through domestic and international aftermarket distribution, OEM dealers and national accounts and sales to railroads and railroad equipment maintenance companies. Price increases, which averaged 1% to 2%, also increased sales for the quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The Company’s Industrial/Environmental Filtration segment recorded a 2.6% decline in sales to $103,866,000 for the 2006 quarter from $106,668,000 for the 2005 second quarter. Acquisitions made during the second half of 2005 and in 2006 increased second quarter sales in 2006 by approximately $3.6 million. Sales increased in several specialty filtration markets, including dust collector cartridges, aerospace filters, rainwater run-off systems and hydraulic fluid filtration systems. Sales levels in the 2006 quarter were lower for oil and gas filter products and for HVAC filters used in industrial, commercial and residential applications.
Additionally, the loss late in 2005 of $11 million in annual sales to a customer who decided to begin manufacturing certain HVAC filter products at its manufacturing plants outside the United States also impacted second quarter 2006 sales. Also, on March 30, 2006, the Company terminated a $10 million annual sales contract with EDS who had refused to pay amounts owing to CLARCOR and this affected second quarter 2006 sales as well.
The Packaging segment reported sales of $21,781,000 compared to $19,396,000 in 2005. Sales increases for the quarter were primarily related to fabricated metal packages, combination metal/plastic packages and plastic packaging sales. Price increases, primarily from related material cost increases, also impacted the second quarter sales increase.
Operating profit for the second quarter of 2006 was $26,221,000 compared to $27,553,000 in 2005, a 4.8% decrease. The operating profit decrease resulted primarily from the two charges described above offset, to some extent, by increases in operating profit from Engine/Mobile and Packaging segments’ sales growth and continued cost reduction programs throughout each of the business segments. Excluding the two charges of approximately $3.4 million, operating profit would have risen 7.1% for the 2006 quarter from the same quarter in 2005.
The Engine/Mobile Filtration segment recorded an operating profit increase in 2006 of 14.4% compared to 2005. This increase resulted primarily from sales growth, cost reduction programs and improved capacity utilization. The segment’s operating margin improved to 22.1% from 20.9% in the second quarter of 2005. Price increases initiated during 2005 and 2006 have substantially offset higher costs of purchased materials and other cost increases. Additional pricing changes are expected to be made if additional cost increases are incurred, especially related to steel, filter media, petroleum-based materials and energy costs.
The Industrial/Environmental Filtration segment reported operating profit of $1,594,000 in 2006 compared to $6,234,000 in 2005. Operating profit declined due to the $3.4 million of charges described above and also due to lower oil and gas filter sales, which are normally a higher than average gross margin product. Operating profit dropped due to lower HVAC filter sales and reduced utilization of the segment’s production facilities for HVAC products. The segment’s operating margin was lower in 2006 at 1.5% compared to 5.8% in the 2005 quarter primarily due to the $3.4 million in charges referred to above. Excluding those charges operating margins declined to 4.8% from 5.8% in the 2005 second quarter.
The Packaging segment’s operating profit in the 2006 quarter was $2,181,000 compared to $1,690,000 in 2005. The improvement resulted primarily from improved sales levels of packaging products and cost reduction programs initiated during 2004 and 2005. Price increases to customers substantially offset cost increases incurred for purchased materials.
Net other income for the 2006 quarter of $65,000 included interest expense of $202,000, expense related to the South African acquisition of $147,000, foreign currency exchange gains of $138,000 and interest income of $426,000. Net other expense in 2005 was $95,000 and included interest

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
expense of $153,000, foreign currency exchange losses of $233,000 and interest income of $175,000.
Earnings before income taxes and minority interests for the second quarter of 2006 totaled $26,286,000, compared to $27,458,000 in the comparable quarter last year. The provision for income taxes in 2006 was $9,332,000 compared to $9,973,000 in 2005. The effective rate was 35.5% in 2006 and 36.3% 2005. The Company expects that its overall effective tax rate for the remainder of fiscal 2006 will be approximately 35.5% to 36.0% and is lower than in the second quarter of 2005, due in part, to the American Jobs Creation Act of 2004.
Net earnings in the second quarter of 2006 were $16,805,000, or $0.32 per share on a diluted basis. Net earnings in the second quarter of 2005 were $17,346,000, or $0.33 per share on a diluted basis. The implementation of stock option expense accounting, under SFAS 123(R), reduced earnings per share by less than $0.01 in the 2006 second quarter. Diluted average shares outstanding were 52,817,895 at the end of the second quarter of 2006, an increase of 0.8% from the average of 52,418,831 for the 2005 quarter. The increase was due primarily to additional stock options grants in 2005 partially offset by 368,200 shares repurchased in 2005 under the Company’s $150 million share repurchase authorization.
SIX MONTHS OF 2006 COMPARED TO SIX MONTHS OF 2005.
Net sales increased to $440,259,000 from $416,047,000 in 2005, a 5.8% increase. The sales increase includes approximately $6,300,000 from various acquisitions made in the second half of 2005 and in 2006. Fluctuations in foreign currency rates did not have a material impact on the 2006 six-month period.
The Engine/Mobile Filtration segment reported an increase in sales of 8.8% to $192,461,000 compared to the 2005 six-month period. The increase is primarily due to growth in heavy-duty engine filter sales, both domestically and internationally. Price increases to offset cost increases for materials, including steel, filter media and petroleum-based products, increased the segment’s sales in 2006 compared to 2005.
The Industrial/Environmental Filtration segment reported sales of $206,522,000, an increase of 1.3% from the 2005 six-month period. The 2006 period includes sales of approximately $6,300,000 from various acquisitions made in the second half of 2005 and earlier in 2006. Sales increased in several specialty filtration markets, including dust collector cartridges, aerospace filters, rainwater run-off systems and hydraulic fluid filtration systems. The segment’s HVAC filter sales were lower in the 2006 period, primarily as a result of reduced demand for HVAC filters used in commercial and industrial applications, filters used in automotive production facilities and competitive pricing pressures. Sales were also lower due to decreased demand for filters for oil and gas applications. The segment continues to implement price increases to offset material cost increases.
The Packaging segment’s sales increased 16.8% to $41,276,000 in the 2006 period. The increase was for both metal and plastic packaging products and included price increases to customers as a result of higher material costs.
The Company’s operating profit for the 2006 six-month period increased to $52,094,000 from $48,633,000 in 2005, a 7.1% increase. The increase resulted primarily from higher Engine/Mobile segment sales, various acquisitions which contributed $1 million of incremental operating profit, cost reductions and improved capacity utilization. Operating profit was reduced by the second quarter 2006 charge of $3.4 million discussed previously.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The Engine/Mobile Filtration segment’s operating profit increased to $41,519,000 in 2006, an increase of 14.0% from the 2005 period. The increase is primarily due to the sales volume increase and related increased capacity utilization. Although costs for purchased materials have increased significantly over the past 12 to 18 months, price increases to customers have been implemented which have substantially offset the cost increases. The segment’s operating margin improved to 21.6% from 20.6% in 2005.
The Industrial/Environmental segment’s operating profit decreased to $7,079,000 in 2006 from $10,203,000 in 2005 due to the $3.4 million charges noted above and reduced sales of HVAC filters and oil and gas filter products which resulted in less efficient use of the segment’s manufacturing facilities. The productivity from these facilities was significantly less in the 2006 six-month period due to lower than expected sales and production levels. The segment’s operating margin was 3.4% in 2006 including the $3.4 million charge and 5.1% excluding the charge compared to operating margins of 5.0% in the 2005 six-month period.
The Packaging segment’s operating profit increased to $3,496,000 from $2,023,000 in 2005. The increase was due to improved sales levels and price increases to customers which offset cost increases that continued during 2006. Sales increases and cost reduction initiatives contributed to an improvement in operating margin to 8.5% in 2006 from 5.7% for the 2005 six-month period.
Net other income in 2006 totaled $24,000 and included interest expense of $390,000, expense related to the South African acquisition of $292,000, foreign currency exchange gains of $224,000 and interest income of $726,000. Net other expense for the 2005 six-month period of $407,000 included interest expense of $296,000, foreign currency exchange losses of $467,000 and interest income of $289,000. Interest income was higher in 2006 due to higher interest rates on increased investment balances during the 2006 six-month period.
Earnings before income taxes and minority interests for the 2006 six-month period totaled $52,118,000 compared to $48,226,000 in the prior year period. The provision for income taxes in 2006 was $18,852,000 compared to $17,509,000 in 2005. The effective rate was 36.2% in 2006 and 36.3% in 2005. The Company expects that the overall effective tax rate for fiscal 2006 will be between 35.5% and 36.0%.
Net earnings in the 2006 six-month period were $33,006,000, or $0.63 per share on a diluted basis. Net earnings in the 2005 six-month period were $30,500,000, or $0.58 per share on a diluted basis. The 2006 six-month results include an expense of approximately $0.01 per share related to the implementation of stock option expense accounting. Diluted average shares outstanding were 52,629,923 for the 2006 period and 52,316,801 for the 2005 six-month period. The increase of 0.6% in average diluted shares outstanding is primarily due to grants of stock-based incentives offset by 386,200 shares repurchased in 2005 under the Company’s $150 million share repurchase authorization.
LIQUIDITY AND CAPITAL RESOURCES
Cash provided by operating activities decreased to $18,527,000 for the six-month 2006 period compared to $37,686,000 in 2005, primarily due to additional investments in short-term securities in 2006 of $17,450,000. As discussed in the 2005 Form 10-K, at year end 2005 the Company revised its presentation of short-term investments on its Consolidated Balance Sheets and Consolidated Statements of Cash Flows, which were previously presented as cash and cash equivalents, to present them as short-term investments in accordance with their contractual maturities. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
amount revised in the Consolidated Condensed Statement of Cash Flows reduced cash flow from operations by $1,700,000 for the six-month period in 2005. Operating cash flow declined by $19,159,000 from the 2005 amount largely due to increased purchases of short-term investments. The purchases and sales related to the investments held have been presented on the Consolidated Statements of Cash Flows in the operating activities section. Due to the adoption of new accounting rules for stock-based compensation effective at the beginning of 2006, cash flow provided by operating activities was reduced by $2,992,000 due to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in net earnings. For the six-month period of 2006, cash flows for investing activities totaled $12,128,000 and included $7,358,000 used for plant asset additions. In the six-month 2005 period cash flows for investing activities totaled $13,456,000 and $10,562,000 was used for additions to plant assets. Cash flows used in financing activities in the six-month 2006 period included net payments of $372,000 on debt agreements and $7,016,000 used for dividend payments. Cash flow used in financing activities increased by $2,992,000 due to a change in reporting of tax benefits due to new stock-based accounting rules.
CLARCOR believes that its current operations will continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company’s debt agreements. There were no borrowings at the end of the second quarter 2006 on a $165 million multicurrency revolving credit facility. The credit facility also includes a $40 million letter of credit line subline, against which $8,491,000 had been issued at the end of the second quarter of 2006. Other long-term debt, primarily industrial revenue bonds, totaled $16,208,000 at the end of the 2006 quarter and related principal payments in 2006 will be approximately $223,000. The Company is in compliance with all covenants related to its debt agreements.
The Company expects to continue to use future additional cash flow for dividends, capital expenditures, acquisitions and repurchases of Company stock. Capital expenditures in fiscal year 2006 are expected to be approximately $25 million to $30 million and will be used primarily for normal facility improvements, productivity improvements, improvements to technical centers, and to support new products and filter media development. In the six-month 2006 period, the Company did not repurchase any shares of its common stock under a Board of Directors approved stock repurchase program. Future repurchases under the remaining authorized amount of approximately $139 million will depend on cash flow requirements for internal growth, capital expenditures, acquisitions and the market price of the Company’s common stock.
OFF-BALANCE SHEET ARRANGEMENTS
The Company’s off-balance sheet arrangements relate to various operating leases. The Company had no derivative, swap, hedge, variable interest entity or special purpose entity agreements during 2006 or 2005.
The following table summarizes the Company’s current fixed cash obligations for the fiscal years ending November 30:

(Dollars in thousands)	2006	2007 & 2008	2009 & 2010	Thereafter
Long-Term Debt	$233	$179	$—	$15,830
Credit Facility	$—	$—	$—	$—
Operating Leases	$9,571	$14,379	$7,896	$7,215

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
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
The Company’s financial position at the end of the second quarter reflected cash and short-term investments of $53,786,000, an increase from $28,902,000 at fiscal year-end 2005. Short-term investments primarily represent investments in variable rate notes and auction rate securities with ratings of AA or above. At the end of the second quarter 2006 compared to fiscal year-end 2005, accounts receivable decreased by $1,785,000 primarily due to normal fluctuations in collection activity. Inventories increased $6,832,000 from the year-end level due primarily to inventory requirements for increased shipments expected for the remainder of 2006. The current ratio at the end of the second quarter was 3.1 compared to 2.7 at the end of fiscal 2005. The ratio of total debt to total capitalization was 3.0% at the end of the 2006 second quarter compared to the year-end 2005 level of 3.4%. CLARCOR had 51,965,859 shares of common stock outstanding as of June 3, 2006 compared to 51,594,781 shares outstanding at fiscal year end 2005.
OTHER MATTERS
Market Risk
The Company’s interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company’s Annual Report and Form 10-K for the year ended November 30, 2005 (the “Annual Report”) in the Financial Review. There have been no material changes to the disclosure regarding market risk set forth in the Annual Report.
Critical Accounting Policies
The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company’s Annual Report in the Financial Review. There have been no material changes in the Company’s critical accounting policies set forth in the Annual Report. These policies have been consistently applied in all material respects. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.
Outlook
Continued sales growth for the Company overall is expected for the remainder of 2006. Engine/Mobile segment sales are expected to grow due to increased aftermarket distribution, sales to OEM dealers and sales of new products. Continuing strong demand for truck and railroad freight to move goods worldwide supports the expected sales growth for the Engine/Mobile segment.
The Company expects to aggressively implement a restructuring program in its Industrial/Environmental segment primarily to rationalize and relocate certain HVAC manufacturing plants. The program will likely include the elimination of certain unprofitable product lines and the Company expects to stop selling products to certain customers where the margins are unacceptable. The Company is completing an analysis of the costs and benefits to be realized from the various

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
alternatives under consideration. The Company anticipates additional charges to operations, primarily related to severance and remaining lease obligations, to be recorded in the second half of 2006. The Company also expects to realize significant cost savings and efficiency benefits beginning in 2006 and continuing over the next several years which the Company expects will be substantially greater than the costs incurred to complete the restructuring program.
Although the Company expects that sales overall in its Industrial/Environmental segment will increase in the second half of 2006 compared to the same period in 2005, it expects that sales of HVAC filter products and oil and gas filters will continue to be slow and will probably decline from last year’s levels. Several initiatives, including an increased level of HVAC filter sales staff and the introduction of new products, are expected to improve sales levels; however, these efforts will probably not fully offset reduced demand for HVAC filters and the termination of the two sales agreements described in the following paragraph.
In January 2006, the Company announced that a major customer of the Industrial/Environmental segment planned to manufacture, at their non-U.S. plants, certain products that the segment currently sells to the customer manufactured at the segment’s domestic plants. This reduction in sales and operating profit began during the second quarter 2006. In 2006, the Company expects to lose sales from this customer totaling approximately $11 million and operating profit could be reduced by approximately $2 million. In addition, the Company terminated in June 2006 a sales contract with the customer who had defaulted on a $3 million amount owing to the Company and this will result in a reduction in annual sales of approximately $10 million.
Sales in the second half of 2006 for the Packaging segment are expected to be stronger than for the same period in 2005, with higher operating margins.
It is expected that diluted earnings per share for 2006 will be in the $1.50 to $1.58 range. This range includes expense for stock-based compensation of approximately $0.03 for 2006, and the second quarter charges described above amounting to $3.4 million or $.02 per share. The estimate does not include the cost or benefits for the Industrial/Environmental restructuring program.
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
CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses that would expand the Company’s market base, distribution coverage and product offerings.
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
This Second Quarter 2006 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
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
You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2006 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I – Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The information required hereunder is set forth on Page 22 of the Quarterly Report under the captions “Management’s Discussion and Analysis – Other Matters – Market Risk.”
Part I — Item 4. Controls and Procedures.
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 3, 2006. Based on their evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of June 3, 2006 in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended June 3, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1A. Risk Factors
There were no material changes in the risk factors discussed in the Company’s 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 17, 2005, the Company’s Board of Directors approved a two-year Stock Repurchase Program, pursuant to which the Company from time to time may purchase up to $150 million worth of shares of the Company’s Common Stock in the open market or through privately negotiated transactions. The Company has no obligation to repurchase stock under the program, and the timing, actual number and value of shares to be purchased depend on market conditions and the Company’s then-current liquidity needs. As set forth in the table below, the Company did not repurchase any shares during the fiscal quarter ended June 3, 2006, and shares in the amount of $139,538,839 remained available for purchase under such program at the end of this fiscal quarter.

COMPANY PURCHASES OF EQUITY SECURITIES (1)
(c)
			Total number of	(d)
			shares	Approximate
			purchased	dollar value of
			as part of	shares that may
	(a)	(b)	publicly	yet be
	Total number	Average	announced	purchased under
	of shares	price paid	plans or	the plans or
Period	purchased	per share	programs	programs
March 5, 2006 through March 31, 2006	—	—	—	$139,538,839

April 1, 2006 through April 30, 2006	—	—	—	$139,538,839

May 1, 2006 through June 3, 2006	—	—	—	$139,538,839

Total	—		—

(1) Stock Repurchase Program announced June 20, 2005, for aggregate purchases up to $150 million. Program expires June 16, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of shareholders of CLARCOR Inc. held on March 27, 2006, all of management’s nominees for directors, as listed in the proxy statement dated February 9, 2006, were elected. The Company had 51,768,233 shares of common stock outstanding as of the close of business on the January 31, 2006 record date, and the holders of 48,268,805 shares of common stock were present at the meeting, in person or by proxy.
The three nominees elected received votes as follows:

	For	Withheld
J. Marc Adam	46,376,675	1,892,130
James W. Bradford, Jr.	47,941,868	326,937
James L. Packard	46,011,190	2,257,615

Part II — Other Information (Continued)
Item 6. Exhibits
a. Exhibits:
31(i) Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii) Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CLARCOR Inc.
(Registrant)

June 22, 2006 (Date)	By	/s/ Norman E. Johnson Norman E. Johnson
Chairman of the Board, President and
Chief Executive Officer

June 22, 2006 (Date)	By	/s/ Bruce A. Klein Bruce A. Klein
Vice President — Finance and
Chief Financial Officer