Form 10-Q
period 2006-09-02
CLARCOR INC
filed 2006-09-25
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended September 2, 2006

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 2, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of September 2, 2006, 51,022,996 common shares with a par value of $1 per share were outstanding

Part I
Item 1
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 2,	December 3,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,026	$18,502
Short-term investments	19,500	10,400
Accounts receivable, less allowance for losses of $12,849 for 2006 and $9,775 for 2005	153,643	152,755
Inventories:
Raw materials	47,091	42,205
Work in process	21,012	17,057
Finished products	60,635	58,246

Total inventories	128,738	117,508

Prepaid expenses and other current assets	7,047	7,253
Deferred income taxes	18,261	18,515

Total current assets	352,215	324,933

Plant assets at cost,	359,315	355,216
less accumulated depreciation	(213,960)	(205,711)

	145,355	149,505

Goodwill	115,691	114,278
Acquired intangibles, less accumulated amortization	53,553	53,898
Pension assets	22,567	22,069
Deferred income taxes	521	521
Other noncurrent assets	10,769	10,068

	$700,671	$675,272

LIABILITIES

Current liabilities:
Current portion of long-term debt	$62	$233
Accounts payable	49,353	49,239
Income taxes	11,020	12,544
Accrued employee compensation	22,496	24,281
Other accrued liabilities	34,106	35,173

Total current liabilities	117,037	121,470

Long-term debt, less current portion	15,963	16,009
Postretirement health care benefits	4,599	4,239
Long-term pension liabilities	19,998	16,287
Deferred income taxes	25,228	26,184
Other long-term liabilities	4,601	6,267
Minority interests	1,573	1,983

Contingencies

SHAREHOLDERS’ EQUITY

Capital stock	51,023	51,595
Capital in excess of par value	1,891	21,458
Accumulated other comprehensive earnings	(1,138)	(4,637)
Retained earnings	459,896	414,417

	511,672	482,833

	$700,671	$675,272

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2006	2005	2006	2005
Net sales	$231,510	$216,403	$671,769	$632,450
Cost of sales	159,689	149,003	469,057	441,945

Gross profit	71,821	67,400	202,712	190,505

Selling and administrative expenses	36,742	36,348	115,539	110,820

Operating profit	35,079	31,052	87,173	79,685

Other income (expense):
Interest expense	(174)	(164)	(564)	(460)
Interest income	468	267	1,194	556
Other, net	(198)	175	(510)	(225)

	96	278	120	(129)

Earnings before income taxes and minority interests	35,175	31,330	87,293	79,556

Provision for income taxes	12,087	10,292	30,939	27,801

Earnings before minority interests	23,088	21,038	56,354	51,755

Minority interests in earnings of subsidiaries	(125)	(183)	(385)	(400)

Net earnings	$22,963	$20,855	$55,969	$51,355

Net earnings per common share:
Basic	$0.45	$0.40	$1.08	$0.99

Diluted	$0.44	$0.40	$1.07	$0.98

Average number of common shares outstanding:
Basic	51,414,083	51,866,491	51,691,685	51,650,585

Diluted	51,981,546	52,678,124	52,390,283	52,328,384

Dividends paid per share	$0.0675	$0.0638	$0.2025	$0.1913

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 2,	August 27,
	2006	2005
Cash flows from operating activities:
Net earnings	$55,969	$51,355
Depreciation	16,036	15,038
Amortization	1,636	944
Stock-based compensation expense	2,194	662
Tax benefits from stock-based compensation	(3,312)	—
Changes in assets and liabilities	(21,133)	(19,521)
Other, net	629	279

Net cash provided by operating activities	52,019	48,757

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,627)	(3,512)
Additions to plant assets	(11,416)	(16,847)
Other, net	1,130	561

Net cash used in investing activities	(14,913)	(19,798)

Cash flows from financing activities:
Net payments under line of credit	—	(7,500)
Payments on long-term debt	(555)	(860)
Sale of capital stock under stock option and employee purchase plans	5,362	5,655
Tax benefits from stock-based compensation	3,312	—
Purchase of treasury stock	(28,909)	(1,986)
Cash dividends paid	(10,490)	(9,893)
Other, net	—	(9,332)

Net cash used in financing activities	(31,280)	(23,916)

Net effect of exchange rate changes on cash	698	(623)

Net change in cash and cash equivalents	6,524	4,420

Cash and cash equivalents, beginning of period	18,502	17,420

Cash and cash equivalents, end of period	$25,026	$21,840

Cash paid during the period for:
Interest	$565	$458

Income taxes	$30,043	$14,796

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of September 2, 2006, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended September 2, 2006, and August 27, 2005, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s December 3, 2005 annual report on Form 10-K (2005 Form 10-K). The December 3, 2005 consolidated balance sheet data was derived from CLARCOR’s year-end audited financial statements as presented in the 2005 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows have been made. The results of operations for the period ended September 2, 2006 are not necessarily indicative of the operating results for the full year.

As discussed in the 2005 Form 10-K, at fiscal year end 2005 the Company revised its presentation of short-term investments on its Consolidated Balance Sheets and Consolidated Statements of Cash Flows, which were presented as cash and cash equivalents in previous years, to present them in accordance with their contractual maturities. The amount revised in the Consolidated Condensed Statement of Cash Flows totaled $19,350 for the first nine months of fiscal 2005. The purchases and sales related to the investments have been presented on the Consolidated Statements of Cash Flows in the operating activities section. This revision had no impact on the Consolidated Statements of Earnings.

2.	STOCK-BASED COMPENSATION

Effective December 4, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on December 4, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model. The Company also adopted the non-substantive vesting period approach for attributing stock compensation to individual periods for awards with retirement eligibility options, which requires recognition of compensation expense immediately for grants to retirement eligible employees or over the period from the grant date to the date retirement eligibility is achieved. This change will not affect the overall amount of compensation expense recognized and had an immaterial effect on the amount recorded in the quarter and nine months ended September 2, 2006. Prior to adoption, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the disclosure-only provisions of SFAS No. 123 applying the nominal vesting period approach. Therefore, the Company did not recognize compensation expense prior to fiscal 2006 in association with options granted.

As a result of adopting the standard, the Company recorded pretax compensation expense related to stock options of $611 and $1,628 and related tax benefits of $217 and $578 for the

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
2.	STOCK-BASED COMPENSATION (Continued)

quarter and nine months ended September 2, 2006, respectively. This reduced net earnings by $394 and $1,050 and diluted earnings per share (EPS) by less than $0.01 and by approximately $0.02 for the quarter and for the nine months ended September 2, 2006, respectively. The Company also recorded $161 and $566 in pretax compensation expense related to its restricted share units for the quarter and nine months ended September 2, 2006. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock option exercises was $320 and $3,312 for the quarter and nine months ended September 2, 2006, respectively. This reduced cash flows from operating activities and increased cash flows from financing activities compared to amounts that would have been reported if the standard had not been adopted.

On November 18, 2005, the Board of Directors approved a grant of 386,375 options that were fully vested on the date of grant. Approximately $3,000 of pretax compensation expense was included in the determination of pro forma earnings during 2005 that otherwise would have been recorded as stock option expense in accordance with SFAS No. 123R over future years had the options been granted with a four-year vesting period similar to prior grants. On March 22, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of nonqualified stock options granted on December 12, 2004 to current employees, including executive officers. All of these options had an exercise price greater than the then-market price per share and provided for vesting at the rate of 25% per year beginning on the first anniversary of the date of grant. Approximately $3,000 of pretax compensation expense was included in the determination of pro forma earnings during 2005 that otherwise would have been recorded as stock option expense in accordance with SFAS No. 123R over future years. Together these events reduced the amount of pre-tax compensation that would have been recorded related to these two grants in the quarter and nine months ended September 2, 2006 by approximately $375 and $1,125, respectively.

If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates for the prior fiscal year, the Company’s pro forma net earnings and basic and diluted EPS would have been as follows:

	Quarter Ended	Nine Months Ended
	August 27, 2005	August 27, 2005
Net earnings, as reported	$20,855	$51,355
Add stock-based compensation expense, net of tax, included in net earnings	137	420
Less total stock-based compensation expense under the fair value-based method, net of tax	(2,308)	(6,020)

Pro forma net earnings	$18,684	$45,755

Basic EPS, as reported	$0.40	$0.99
Pro forma basic EPS	$0.36	$0.89

Diluted EPS, as reported	$0.40	$0.98
Pro forma diluted EPS	$0.35	$0.87
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

Stock Options

Under the 2004 Incentive Plan, nonqualified stock options may only be granted at the fair market value at the date of grant. All outstanding stock options have been granted at the fair market value on the date of grant, which is the date the Board of Directors approves the grant and the participants receive it. The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting as occurred during 2005. Excluding the grants awarded in fiscal 2005, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years. Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company. Options granted to non-employee directors vest immediately. All options expire ten years from the date of grant unless otherwise terminated. The options granted in fiscal 2005 are fully vested as discussed above.

The following table summarizes the activity for the nine months ended September 2, 2006 under the nonqualified stock option plans and includes options granted under both the 1994 Incentive Plan and the 2004 Incentive Plan.

	Shares
	Granted	Weighted
	under	Average
	Incentive	Exercise
	Plans	Price

Outstanding at beginning of year	3,885,915	$20.63
Granted	61,550	35.08
Exercised	(572,117)	16.72
Surrendered	(41,875)	20.60

Outstanding at September 2, 2006	3,333,473	$21.56

Options exercisable at September 2, 2006	3,009,561	$21.63

At September 2, 2006, there was $1,220 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 1.2 years.

	Quarter Ended		Nine Months Ended
	September 2, 2006	August 27, 2005	September 2, 2006	August 27, 2005
Fair value of options exercised	$339	$2,381	$2,377	$3,392
Total intrinsic value of options exercised	1,035	12,346	9,923	17,802
Cash received upon exercise of options	515	948	3,529	3,493
Tax benefit realized from exercise of options	367	4,658	3,365	6,727

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
2.	STOCK-BASED COMPENSATION (Continued)

The following table summarizes information about the options at September 2, 2006.

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of		Exercise	Life in		Exercise
Exercise Prices	Number	Price	Years	Number	Price
$ 7.21 — $ 9.79	356,626	$9.15	3.26	356,626	$9.15
$10.53 — $15.15	267,263	$13.22	4.97	267,263	$13.22
$16.01 — $22.80	1,409,443	$20.37	5.53	1,093,331	$20.27
$25.89 — $35.66	1,300,141	$27.97	7.77	1,292,341	$27.95

	3,333,473	$21.56	6.11	3,009,561	$21.63

At September 2, 2006, the aggregate intrinsic value of options outstanding and exercisable was $27,623 and $24,751, respectively.
The weighted average fair value per option at the date of grant for options granted during the nine-month periods of 2006 and 2005 was $10.53 and $7.13, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted during the nine-month periods represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued.

	Nine Months Ended	Year Ended
	September 2, 2006	December 3, 2005
Risk-free interest rate	4.74%	4.05%
Expected dividend yield	0.96%	1.06%
Expected volatility factor	20.72%	21.48%
Expected option term (in years):
Original grants without reloads	6.9	6.4
Original grants with reloads	n/a	5.0
Restricted Share Unit Awards
The Company’s restricted share unit awards are considered nonvested share awards as defined under SFAS No. 123R. No restricted share units were granted during the nine months ended September 2, 2006. During the nine months ended August 27, 2005, the Company granted 32,144 restricted units of Company common stock with a fair value of $26.08 per unit, the market price of the stock at the date granted. The restricted share units require no payment from the employee and compensation cost is recorded based on the market price on the

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
2.	STOCK-BASED COMPENSATION (Continued)

grant date and is recorded equally over the vesting period of four years. During the vesting period, officers and key employees receive compensation equal to dividends declared on common shares. Upon vesting, the employee may elect to defer receipt of their shares. Compensation expense related to vesting of restricted stock awards totaled $161 and $566 for the quarter and nine months ended September 2, 2006, respectively, and $217 and $662 for the quarter and nine months ended August 27, 2005, respectively. The following table summarizes the restricted share unit awards.

		Weighted
		Average
		Grant Date
	Units	Fair Value
Nonvested at beginning of year	110,441	$23.32
Granted	—	—
Vested	(37,158)	19.56
Surrendered	(3,382)	24.56

Nonvested at September 2, 2006	69,901	$25.25

The total fair value of shares vested during the nine months ended September 2, 2006 and August 27, 2005 was $566 and $689, respectively. As of September 2, 2006, there was $1,046 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. Of this nonvested cost, $171 is expected to be recognized during the remainder of fiscal 2006 and the remaining $875 during fiscal years 2007, 2008 and 2009.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS No. 123R so that the plan is not compensatory under the new standard and no expense will be recognized. The Company issued stock under this plan for $364 and $1,833 during third quarter and nine months of 2006, respectively, and $1,054 and $2,162, during third quarter and nine months of 2005, respectively.

3.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS

Diluted earnings per share reflects the impact of outstanding stock options and restricted share units as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
3.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS (Continued)

	Quarter Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2006	2005	2006	2005
Basic weighted average number of common shares outstanding	51,414,083	51,866,491	51,691,685	51,650,585
Dilutive effect of stock options and restricted stock	567,463	811,633	698,598	677,799

Diluted weighted average number of common shares outstanding	51,981,546	52,678,124	52,390,283	52,328,384

Net earnings	$22,963	$20,855	$55,969	$51,355

Basic earnings per share amount	$0.45	$0.40	$1.08	$0.99

Diluted earnings per share amount	$0.44	$0.40	$1.07	$0.98
Options with exercise prices greater than the average market price of the common shares during the respective quarter were not included in the computation of diluted earnings per share. For the quarter and nine months ended September 2, 2006, 57,550 options with a weighted average exercise price of $35.53 were excluded from the computation. For the quarter and nine months ended August 27, 2005, 321,038 and 358,490 options with a weighted average price of $29.04 and $29.00, respectively, were excluded from the computation.

For the nine months ended September 2, 2006, exercises of stock options added $4,609 to capital in excess of par value.

During the quarter and nine months ended September 2, 2006, the Company purchased and retired 1,000,000 shares of common stock for $28,909. During the quarter and nine months ended August 27, 2005, the Company purchased and retired 68,200 shares of common stock. The number of issued shares was reduced as a result of the retirement of these shares.

4.	COMPREHENSIVE EARNINGS

The Company’s total comprehensive earnings and its components are as follows:

	Quarter Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2006	2005	2006	2005
Net earnings	$22,963	$20,855	$55,969	$51,355
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	(61)	(1,620)	3,499	(2,624)

Total comprehensive earnings	$22,902	$19,235	$59,468	$48,731

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
4.	COMPREHENSIVE EARNINGS (Continued)

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	September 2,	December 3,
	2006	2005
Minimum pension liability, net of $2,373 tax	$(3,944)	$(3,944)
Translation adjustments, net of $155 tax	2,806	(693)

Accumulated other comprehensive loss	$(1,138)	$(4,637)

5.	ACQUISITIONS, PURCHASE OF MINORITY INTERESTS

In April 2006, the Company acquired two small businesses for approximately $2,843 in cash, net of cash received. One was a filter distributorship based in Minnesota which became a wholly-owned subsidiary of the Company and was included in the Industrial/ Environmental Filtration segment beginning in the second quarter of 2006. In the other transaction, the Company acquired certain assets of a manufacturer and distributor of heavy-duty air filters based in Oklahoma. These assets were combined into an existing subsidiary of the Company within the Engine/Mobile Filtration segment and the results were included in the Company’s consolidated results of operations from the date of acquisition.

A preliminary allocation of the purchase prices for these two acquisitions has been made to major categories of assets and liabilities. The $498 excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements valued at $91 and customer relationships valued at $1,195, which will be amortized on a straight-line basis over three years and ten to twenty years, respectively. The acquisitions are not material to the results of the Company. The Company expects to make additional adjustments for the valuation of assets and deferred taxes during the fourth quarter of 2006.

On June 1, 2006, the Company purchased the minority owners’ interest in a consolidated affiliate in South Africa for approximately $2,200 of which $1,644 was paid and the remainder will be paid in 2007 based on fiscal 2006 results. In addition, there will be a payment estimated to be approximately $225 to be paid in 2008 based on fiscal 2007 results.

As discussed in the 2005 Form 10-K, on November 1, 2005, the Company acquired Martin Kurz & Co., Inc. (MKI), a privately-owned Mineola, New York manufacturer of sintered porous metal laminates used in screening and filtration products for a wide array of industries, including pharmaceutical, petrochemical, aerospace, paper and chemical process industries, for approximately $24,761 net of cash received, including acquisition expenses. During the nine months of 2006, the Company paid an additional $140 related to a working capital adjustment and final settlement with the sellers and acquisition expenses. This payment, along with a revised estimate of liabilities assumed and finalization of the appraisal, increased goodwill by $117. The purchase price was paid in cash with available funds. MKI’s sales for the most recent twelve months prior to acquisition were approximately $12,000. The acquisition is expected to be accretive to earnings per share in fiscal year 2006. MKI was included in the Industrial/Environmental Filtration segment from the date of acquisition.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
5.	ACQUISITIONS, PURCHASE OF MINORITY INTERESTS (Continued)

The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The initial purchase price was based on the net assets of the business acquired as shown on an October 31, 2005, balance sheet which was subject to a final adjustment. The allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired for MKI resulted in $9,231 recorded as goodwill. In addition based on an independent appraisal, the Company recognized $8,600 for customer relationships that will be amortized over twelve years, $267 for trademarks that will be amortized over twenty years and $1,700 as other acquired intangibles which will be amortized over five to ten years. Following is a condensed balance sheet based on fair values of the assets acquired and liabilities assumed.

Cash	$244
Accounts receivable, less allowance for losses	1,312
Inventory, net	468
Prepaid assets	59
Plant assets	3,493
Goodwill	9,231
Other acquired intangibles	10,567

Total assets acquired	25,374
Accounts payable and accrued liabilities	(369)

Net assets acquired	$25,005

6.	RESTRUCTURING CHARGES

As announced in July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (HVAC) filter manufacturing operations within its Industrial/Environmental filtration segment. The goal of the program is to pursue the Company’s goal of an overall 10% segment operating margin from its current margins of mid-single digits. As a part of this program, the Company will discontinue production at an HVAC filter manufacturing plant in Kenly, North Carolina effective November 6, 2006. Severance costs of $195 were accrued during the third quarter and included in cost of sales in the Industrial/Environmental segment. No amounts were paid. Minimal additional charges related to contract termination costs and facilities consolidation costs will be recognized when the Company exits a lease related to that facility.

At the end of the second quarter 2006, the Company announced a plan to merge two of its manufacturing facilities in order to realize cost savings and efficiency benefits. At the end of August 2006, the Company terminated manufacturing at one of its European facilities. The Company recorded a $416 severance charge which it expects to pay as one-time termination benefits to employees who were involuntarily terminated in the third quarter of fiscal 2006. The Company had paid $304 as of the end of the third quarter 2006. This charge is included in cost of sales in the Industrial/Environmental filtration segment. Additional charges related to contract termination costs and facilities consolidation costs, estimated to be less than $500, will be recognized when the Company exits leases related to that facility, which it expects will occur during fourth quarter 2006.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
6.	RESTRUCTURING CHARGES (Continued)

Following is a summary of the related liability accounts:

	Employee	Contract	Facilities
	Termination	Termination	Consolidation
	Benefits	Costs	Costs	Total
Balance at December 3, 2005	$—	$—	$—	$—
Additional expense incurred	611	—	—	611
Amounts paid	(304)	—	—	(304)

Balance at September 2, 2006	$307	$—	$—	$307

7.	GAIN ON INSURANCE SETTLEMENT

In April 2006, the Company’s warehouse in Goodlettsville, Tennessee was damaged by a tornado. In accordance with Financial Accounting Standards Board Interpretation No. 30, “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” (FIN No. 30) the Company has recognized a $790 gain in management and selling expenses on the excess of insurance proceeds over the net book value of the property offset by $250 of expenses subject to a deductible paid by the Company. As of September 2, 2006, the Company has collected $500. The remaining insurance receivable, estimated to approximate $500, is recorded in current assets and is expected to be received during fourth quarter 2006 when repairs to the building are complete.

8.	ACQUIRED INTANGIBLES

The following table reconciles the activity for goodwill by reporting unit for the nine months ended September 2, 2006.

	Engine/	Industrial/
	Mobile	Environmental		Total
	Filtration	Filtration	Packaging	Goodwill
Balance at December 3, 2005	$15,678	$98,600	$—	$114,278
Acquisitions	190	425	—	615
Currency translation adjustments	639	159	—	798

Balance at September 2, 2006	$16,507	$99,184	$—	$115,691

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles include parts manufacturer regulatory approvals, patents and noncompete agreements.

	Engine/	Industrial/
	Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at September 2, 2006:
Trademarks, gross	$603	$29,157	$—	$29,760
Less accumulated amortization	—	8	—	8

Trademarks, net	$603	$29,149	$—	$29,752

Customer relationships, gross	$1,970	$16,672	$—	$18,642
Less accumulated amortization	371	2,060	—	2,431

Customer relationships, net	$1,599	$14,612	$—	$16,211

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
8.	ACQUIRED INTANGIBLES (Continued)

	Engine/	Industrial/
	Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at September 2, 2006:
Other acquired intangibles	$241	$12,682	$—	$12,923
Less accumulated amortization	212	5,121	—	5,333

Other acquired intangibles, net	$29	$7,561	$—	$7,590

Amortization expense is estimated to be $2,192 in 2006, $2,117 in 2007, $1,944 in 2008, $1,918 in 2009 and $1,909 in 2010.

9.	GUARANTEES AND WARRANTIES

The Company has provided letters of credit totaling approximately $29,463 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

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

Changes in the Company’s warranty accrual during the nine months ended September 2, 2006 are as follows:

Balance at December 3, 2005	$1,122
Accruals for warranties issued during the period	942
Accruals related to pre-existing warranties	(62)
Settlements made during the period	(606)
Other adjustments, including currency translation	151

Balance at September 2, 2006, included in other current liabilities	$1,547

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

The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Quarter Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2006	2005	2006	2005
Pension Benefits

Components of net periodic benefit cost:
Service cost	$848	$944	$2,541	$2,837
Interest cost	1,689	1,561	5,057	4,696
Expected return on plan assets	(1,964)	(1,874)	(5,874)	(5,634)
Amortization of unrecognized:
Prior service cost	42	40	129	120
Net actuarial loss	502	523	1,505	1,570

Net periodic benefit cost	$1,117	$1,194	$3,358	$3,589

Cash Contributions	$127	$160	$376	$401

Postretirement Healthcare Benefits

Components of net periodic benefit cost:
Service cost	$4	$8	$15	$24
Interest cost	22	26	63	78
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)
Net actuarial gain	(27)	(19)	(78)	(57)

Net periodic benefit income	$(32)	$(16)	$(93)	$(48)

Cash Contributions	$70	$66	$210	$198

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

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the third quarter and nine months ended September 2, 2006 and August 27, 2005, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

	Quarter Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2006	2005	2006	2005
Net sales:
Engine/Mobile Filtration	$103,358	$90,686	$295,819	$267,537
Industrial/Environmental Filtration	106,263	105,153	312,785	309,019
Packaging	21,889	20,564	63,165	55,894

	$231,510	$216,403	$671,769	$632,450

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued
12.	SEGMENT DATA (Continued)

	Quarter Ended		Nine Months Ended
	September 2,	August 27,	September 2,	August 27,
	2006	2005	2006	2005
Operating profit:
Engine/Mobile Filtration	$25,147	$20,500	$66,666	$56,907
Industrial/Environmental Filtration	7,965	8,544	15,044	18,747
Packaging	1,967	2,008	5,463	4,031

	35,079	31,052	87,173	79,685
Other income (expense)	96	278	120	(129)

Earnings before income taxes and minority earnings	$35,175	$31,330	$87,293	$79,556

Identifiable assets:
Engine/Mobile Filtration			$208,364	$191,891
Industrial/Environmental Filtration			375,299	349,089
Packaging			42,756	43,054
Corporate			74,252	81,427

			$700,671	$665,461

During the second quarter the Company recognized a pretax charge to earnings of approximately $3,000 in the Industrial/Environmental segment’s operating profit arising from the refusal of a customer to pay for products it had ordered and used. The charge represents unpaid invoices and certain inventories and is included in selling and administrative expenses. The Company has initiated legal proceedings against the customer to recover this amount. The Industrial/Environmental operating profit for the nine months ended September 2, 2006 also includes the $611 charge related to restructuring of a European manufacturing facility and closing of a North Carolina operation and the $540 gain related to insurance proceeds.

13.	RECENT ACCOUNTING PRONOUNCEMENT

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN No. 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” and will be effective for the Company’s fiscal year 2008 although earlier application is encouraged. FIN No. 48 prescribes guidance for recognizing, measuring, reporting and disclosing a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the effects FIN No. 48 will have on its financial statements.

Part I
Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS: THIRD QUARTER OF 2006 COMPARED WITH THIRD QUARTER OF 2005.
CLARCOR reported increased sales, operating profit, net earnings and diluted earnings per share for the third quarter of 2006 compared to the same quarter in 2005. Sales increased 7.0%, operating profit increased 13.0% and net earnings increased 10.1% over the same quarter in 2005. Sales and administrative expenses for the third quarter included stock option expense of $611,000 that reduced net earnings by $394,000 and diluted earnings per share by approximately $0.01. Diluted earnings per share increased to $0.44 for the 2006 quarter from $0.40 in the 2005 quarter.
The 2006 third quarter results were impacted by a pre-tax gain of $790,000 ($518,000 after-tax), or $0.01 per diluted share, from insurance proceeds received due to tornado damage at the Company’s warehouse in Goodlettsville, Tennessee, recorded in the Company’s Industrial/ Environmental filtration segment in the third quarter of 2006. Additionally in the third quarter of 2006, the Company recognized a pre-tax gain of $800,000 ($525,000 after-tax), or $0.01 per diluted share, from the elimination of a reserve that was no longer necessary related to an overseas subsidiary included in the Engine/Mobile filtration segment. In the 2005 third quarter, the Company realized a benefit of $1,235,000, or $0.02 per diluted share, due to the favorable settlement of a tax position related to a foreign subsidiary.
Net sales of $231,510,000 increased from $216,403,000 reported for third quarter of 2005. Acquisitions made during the fourth quarter of 2005 and in the second quarter 2006 increased sales in the third quarter of 2006 by approximately $6 million. Fluctuations in foreign currencies did not have a material impact on sales in either the 2006 or the 2005 quarter.
The Engine/Mobile Filtration segment reported increased sales of 14.0% to $103,358,000 from $90,686,000 in the third quarter of 2005. This increase was primarily due to additional sales of heavy-duty filters through domestic and international aftermarket distribution, OEM dealers and national accounts and sales to railroads and railroad equipment maintenance companies. The international engine filter businesses, led by over 20% sales increases in China, Europe and Mexico, posted solid gains. Price increases, which averaged 1% to 2%, also contributed to sales increases for the quarter.
The Company’s Industrial/Environmental Filtration segment recorded a 1.1% increase in sales to $106,263,000 for the 2006 quarter from $105,153,000 for the 2005 third quarter. Acquisitions made during the fourth quarter of 2005 and second quarter of 2006 increased third quarter sales in 2006 by approximately $6 million. Sales grew strongly in several specialty filtration markets, including aviation fuel filtration systems, aerospace filters, dust collector cartridges, increased oil and gas filter products and rainwater run-off systems. Sales levels in the 2006 quarter were lower for plastic and polymer applications, environmental filtration equipment and HVAC filters used in industrial, commercial and residential applications. Lower HVAC sales were due in part to lower filter usage in automotive and automotive parts manufacturing plants.
Additionally, this segment has had to absorb the loss of $11 million in annual sales to a customer who decided late in 2005 to begin manufacturing certain HVAC filter products at its manufacturing plants outside the United States. On March 30, 2006, the Company terminated a $10 million annual sales contract with Electronic Data Systems Corporation (EDS) who had refused to pay amounts owed to CLARCOR, which also negatively impacted third quarter 2006 sales. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Company has initiated legal proceedings against EDS to recover amounts owed to the Company plus associated costs and expenses and punitive damages.
As announced in July 2006, the Company began a restructuring program focused on the HVAC filter manufacturing operations within its Industrial/Environmental filtration segment. The goal of the program is to achieve an overall 10% segment operating margin from its current margins of mid-single digits. The Company plans to spend $22 million in capital and incur up to $4 million in restructuring costs over a three-year period in order to achieve its goal. The Company will close its Kenly, North Carolina HVAC manufacturing facility in November 2006. Related severance costs of $195,000 were accrued in the third quarter of 2006. Additional expenses and cost savings related to this closure are not expected to be material during the fourth quarter of 2006.
The Packaging segment third quarter 2006 sales of $21,889,000 grew 6.4% compared to $20,564,000 in the 2005 third quarter. Sales increases for the quarter were primarily related to fabricated metal packages, combination metal/plastic packages and plastic packaging sales. Price increases, primarily from related material cost increases, also impacted the third quarter sales increase.
Operating profit for the third quarter of 2006 was $35,079,000 compared to $31,052,000 in 2005, a 13.0% increase. The operating profit increase resulted primarily from higher sales volumes in the Engine/Mobile segment, acquisitions in late 2005 and early 2006, continued cost reduction programs in each of the business segments and a gain recorded from insurance proceeds.
The Engine/Mobile Filtration segment recorded an operating profit increase in 2006 of 22.7% compared to 2005. This increase resulted primarily from sales growth, improved operating efficiencies due to cost reduction programs and capacity utilization and the reversal of a reserve related to an international subsidiary. The segment’s operating margin improved to 24.3% from 22.6% in the third quarter of 2005. The Company expects operating margins to continue to improve over the prior year’s margins although it expects margins to be less than 24% in future quarters. Price increases initiated during 2005 and 2006 have substantially offset higher costs of purchased materials and other cost increases. The Company would anticipate further pricing changes if additional cost increases are incurred, especially related to steel, filter media, petroleum-based materials and energy costs.
The Industrial/Environmental Filtration segment reported operating profit of $7,965,000 in 2006 compared to $8,544,000 in 2005. The 2006 third quarter was favorably impacted by a $790,000 gain from insurance proceeds received due to tornado damage at one of the Company’s warehouses. However, overall operating profit declined due to lower sales of plastic and polymer application filters and environmental equipment sales, which are normally a higher than average margin product, lower HVAC filter sales, reduced utilization of the segment’s production facilities for HVAC products and $195,000 in severance costs related to closing a manufacturing facility in North Carolina. The segment’s operating margin was 7.5% in 2006 compared to 8.1% in the 2005 quarter.
The Packaging segment’s operating profit in the 2006 quarter was $1,967,000 compared to $2,008,000 in 2005. Operating profit and margin of 9.0% were lower than 2005 primarily due to higher sales volumes of lower margin products. Price increases to customers substantially offset cost increases incurred for purchased materials.
Net other income for the 2006 quarter of $96,000 included interest expense of $174,000, interest income of $468,000 and foreign currency exchange losses of $77,000. Net other income in 2005

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
was $278,000 and included interest expense of $164,000, interest income of $267,000 and foreign currency exchange gains of $108,000.
Earnings before income taxes and minority interests for the third quarter of 2006 totaled $35,175,000, compared to $31,330,000 in the comparable quarter last year. The provision for income taxes in 2006 was $12,087,000 compared to $10,292,000 in 2005. The effective rate was 34.4% in 2006 and 32.9% 2005. A tax benefit from the favorable settlement of a tax position related to a foreign subsidiary decreased the tax provision by $1,235,000 in the third quarter of 2005 which was equal to 3.9% of pretax earnings. The Company expects that its overall effective tax rate for fiscal 2006 will be approximately 35.0% to 35.5%.
Net earnings in the third quarter of 2006 were $22,963,000, or $0.44 per share on a diluted basis, compared to 2005 third quarter net earnings of $20,855,000, or $0.40 per share on a diluted basis. The implementation of stock option expense accounting, under SFAS 123(R), reduced earnings per share by less than $0.01 in the 2006 third quarter. Diluted average shares outstanding were 51,981,546 at the end of the third quarter of 2006, a decrease of 1.3% from the average of 52,678,124 for the 2005 quarter. The decrease was due primarily to 1,000,000 shares repurchased in the third quarter of 2006 under the Company’s $150 million share repurchase authorization.
NINE MONTHS OF 2006 COMPARED TO NINE MONTHS OF 2005.
Net sales increased 6.2% to $671,769,000 from $632,450,000 in 2005. The sales increase includes approximately $12.9 million from various acquisitions made in the fourth quarter of 2005 and second quarter of 2006. Fluctuations in foreign currency rates did not have a material impact on the 2006 nine-month period.
The Engine/Mobile Filtration segment’s sales grew 10.6% to $295,819,000 compared to the 2005 nine-month period of $267,537,000. The increase is primarily due to growth in heavy-duty engine filter sales, in both aftermarket and OEM markets, as well as solid growth in the Company’s international engine filter business led by sales growth in China, Europe and Mexico. Price increases put in effect during 2006 to offset cost increases for materials, including steel, filter media and petroleum-based products, increased the segment’s sales in 2006 compared to 2005.
The Industrial/Environmental Filtration segment reported sales of $312,785,000, an increase of 1.2% from the 2005 nine-month period. The 2006 period includes sales of approximately $12 million from various acquisitions made in the fourth quarter of 2005 and second quarter of 2006. Sales increased for dust collector cartridges, aerospace filters, rainwater run-off systems, filters used in aviation and hydraulic fluid filtration systems. The segment’s HVAC filter sales were lower in the 2006 period, primarily as a result of reduced demand for HVAC filters used in commercial and industrial applications, filters used in automotive production facilities, environmental filtration equipment and competitive pricing pressures. Sales were also lower due to decreased demand for filters for oil and gas applications for the year-to-date period although demand strengthened during the recent quarter. The segment continues to implement price increases to offset material cost increases. Also, this segment has had to absorb the losses from contract terminations with two customers for certain HVAC products as described previously.
The Packaging segment’s sales increased 13.0% to $63,165,000 in the 2006 period. The increase from $55,894,000 in the 2005 nine-month period was for both metal and plastic packaging products and included price increases to customers as a result of higher material costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The Company’s operating profit for the 2006 nine-month period increased 9.4% to $87,173,000 from $79,685,000 in the 2005 period. The increase resulted primarily from higher Engine/Mobile segment sales, various acquisitions which contributed $2.0 million of incremental operating profit, a gain on insurance recovery, elimination of a reserve related to an overseas subsidiary, cost reductions and improved capacity utilization. These positive items were offset by second quarter 2006 charges of $3.0 million arising from the refusal by EDS to pay for products which they had ordered and used, and approximately $600,000 year-to-date costs associated with the restructuring of a European manufacturing facility and the closing of an HVAC manufacturing facility in North Carolina. The cost savings during the remainder of 2006 related to restructurings will not be significant; however, the Company expects the savings to approximate $1,500 annually beginning in fiscal 2007 related to the European restructuring.
The Engine/Mobile Filtration segment reported operating profit of $66,666,000 in 2006, an increase of 17.1% from the 2005 period, primarily due to the sales volume increase, cost reduction efforts and related increased capacity utilization. Although costs for purchased materials have increased significantly over the past 12 to 18 months, price increases to customers have been implemented which have substantially offset the cost increases. The segment’s operating margin improved to 22.5% from 21.3% in 2005.
The Industrial/Environmental segment’s operating profit decreased almost 20% to $15,044,000 in 2006 from $18,747,000 in 2005 due to reduced sales of HVAC filters, environmental filtration equipment and oil and gas filter products which resulted in less efficient use of the segment’s manufacturing facilities. The productivity from these facilities was significantly less in the 2006 nine-month period due to lower than expected sales and production levels. Operating profit was also impacted by charges for a customer’s refusal to pay and for the restructuring charges noted above. The segment’s operating margin was 4.8% in 2006 including the second quarter $3.4 million charge and $195,000 third quarter severance charge discussed above.
The Packaging segment’s operating profit of $5,463,000 increased 35.5% from $4,031,000 in 2005. The increase was due to improved sales levels and price increases to customers which offset cost increases during 2006. Sales increases and ongoing cost reduction initiatives contributed to an improvement in operating margin to 8.6% in 2006 from 7.2% for the 2005 nine-month period.
Net other income in 2006 totaled $120,000 and included interest expense of $564,000, interest income of $1,194,000, expense related to the acquisition of the minority interest in a South African subsidiary of $292,000 and foreign currency exchange gains of $147,000. Net other expense for the 2005 nine-month period of $129,000 included interest expense of $460,000, interest income of $556,000 and foreign currency exchange losses of $358,000. Interest income was higher in 2006 due to higher interest rates on increased investment balances during the 2006 nine-month period.
Earnings before income taxes and minority interests for the 2006 nine-month period totaled $87,293,000 compared to $79,556,000 in the prior year period. The provision for income taxes in 2006 was $30,939,000 compared to $27,801,000 in 2005. The effective rate was 35.4% in 2006 compared to 34.9% in 2005. The 2005 provision included a tax benefit from the favorable settlement of a tax position related to a foreign subsidiary that decreased the tax provision by $1,235,000 in the third quarter of 2005 which was equal to 1.6% of pretax earnings.
Net earnings in the 2006 nine-month period were $55,969,000, or $1.07 per share on a diluted basis, compared to $51,355,000, or $0.98 per share on a diluted basis, for the 2005 period. The 2006 nine-month results include an expense of approximately $0.02 per share related to the

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
implementation of stock option expense accounting. Diluted average shares outstanding were 52,390,283 for the 2006 period, a 0.1% increase over 52,328,384 for the 2005 nine-month period. The increase in average diluted shares outstanding that arose from grants of stock-based incentives was offset by a repurchase of 1,000,000 shares in 2006 under the Company’s $150 million share repurchase authorization.
LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operating activities increased $3,262,000 to $52,019,000 for the nine-month 2006 period compared to $48,757,000 for the same period in the prior year, mainly due to increased earnings. As discussed in the 2005 Form 10-K, at fiscal year end 2005 the Company revised its presentation of short-term investments on its Consolidated Balance Sheets and Consolidated Statements of Cash Flows, which were previously presented as cash and cash equivalents, to present short-term investments in accordance with their contractual maturities. The amount revised in the Consolidated Condensed Statement of Cash Flows reduced cash flow from operations by $19,350,000 for the nine-month period in 2005. The purchases and sales related to the investments held have been presented on the Consolidated Statements of Cash Flows in the operating activities section.
Due to the adoption of new accounting rules for stock-based compensation effective at the beginning of 2006, cash flow provided by operating activities was reduced by $3,312,000 due to tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in net earnings. For the nine-month period of 2006, cash flows for investing activities of $14,913,000 were lower than the 2005 amount of $19,798,000 for the same period primarily due to lower spending on plant asset additions. During the fourth quarter, the Company expects to invest more in capital assets partly due to the beginning phase of its restructuring program in the Industrial/Environmental segment. Cash flows used in financing activities in the nine-month 2006 period included net payments of $555,000 on debt agreements, $10,490,000 used for dividend payments and $28,909,000 to repurchase 1 million shares. For additional information regarding share repurchases see Part II Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.” Also, cash flow used in financing activities increased by $3,312,000 due to a change in reporting of tax benefits due to new stock-based accounting rules.
CLARCOR believes that its current operations will continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, and provide for interest payments and required principal payments related to the Company’s debt agreements. There were no borrowings at the end of the third quarter of 2006 on a $165 million multicurrency revolving credit facility. The credit facility also includes a $40 million letter of credit line subline, against which $8,491,000 had been issued at the end of the third quarter of 2006. Other long-term debt, primarily industrial revenue bonds, totaled $16,025,000 at the end of the 2006 quarter and related principal payments in 2006 will be approximately $233,000. The Company was in compliance with all covenants related to its debt agreements at the end of the third quarter of 2006.
The Company expects to continue to use future additional cash flow for dividends, capital expenditures, acquisitions and repurchases of Company stock. Capital expenditures in fiscal year 2006 are expected to be approximately $23 million to $25 million and will be used primarily for normal facility improvements, productivity improvements, improvements to technical centers and the Industrial/Environmental restructuring program and to support new products and filter media development. Future repurchases of Company stock under the remaining authorized amount of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
approximately $110 million will depend on cash flow requirements for internal growth, capital expenditures, acquisitions and the market price of the Company’s common stock. From time to time, the Company makes contributions to its U.S. qualified pension plan in excess of the minimum amount required. The Company has not determined whether it will make a voluntary contribution to the U.S. qualified plan in 2006
OFF-BALANCE SHEET ARRANGEMENTS
The Company’s off-balance sheet arrangements relate to various operating leases. The Company had no derivative, swap, hedge, variable interest entity or special purpose entity agreements during 2006 or 2005.
The following table summarizes the Company’s current fixed cash obligations for the fiscal years ending November 30:

(Dollars in thousands)
	2006	2007 & 2008	2009 & 2010	Thereafter
Long-Term Debt	$233	$179	$—	$15,830
Credit Facility	$—	$—	$—	$—
Operating Leases	$9,165	$15,624	$8,079	$7,730
The Company’s strategy includes actively reviewing possible acquisitions. Any such acquisitions may affect operating cash flows in future periods and may require changes in the Company’s debt and capitalization.
The Company’s financial position at the end of the third quarter reflected cash and short-term investments of $44,526,000, an increase from $28,902,000 at fiscal year end 2005. Short-term investments primarily represent investments in variable rate notes and auction rate securities with credit ratings of AA or above. At the end of the third quarter of 2006 compared to fiscal year-end 2005, inventories increased $11,230,000 primarily due to inventory requirements for increased shipments expected for the remainder of 2006. The current ratio at the end of the third quarter was 3.0 compared to 2.7 at the end of fiscal 2005. Total debt as a percentage of total capitalization was 3.0% at the end of the 2006 third quarter compared to the year-end 2005 level of 3.3%. CLARCOR had 51,022,996 shares of common stock outstanding as of September 2, 2006 compared to 51,594,781 shares outstanding at fiscal year end 2005.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Outlook
The Company expects continued sales growth for the remainder of 2006. The 2005 fourth quarter included fourteen weeks while the Company’s 2006 fourth quarter will include only thirteen weeks. Similarly, fiscal year 2006 will include one less week than in 2005. One less week in fiscal 2006 compared to 2005 would reduce fiscal sales by approximately 2%. Nevertheless, the Company is optimistic about the remainder of 2006 and believes it will post record sales and profits in fiscal 2006 for the 14th consecutive year.
Engine/Mobile segment sales are expected to grow due to increased aftermarket distribution, sales to OEM dealers, growth in international markets and sales of new products. Continuing strong demand for truck and railroad freight to move goods worldwide supports the expected sales growth for the Engine/Mobile segment. The Company does not expect the 2007 emissions regulations for heavy-duty trucks to have a material impact on sales.
As announced in July 2006, the Company expects to implement a restructuring program in its Industrial/Environmental segment primarily to rationalize and relocate certain HVAC manufacturing plants to improve operating efficiencies and reduce manufacturing costs. The program will include eliminating certain unprofitable product lines and discontinuing sales of products to certain customers where the margins are unacceptable. The Company recently announced the closing of one plant and is on schedule to achieve planned savings. The Company anticipates some additional charges to operations, primarily related to severance and remaining lease obligations, to be recorded in the fourth quarter of 2006. The Company also expects to realize significant cost savings and efficiency benefits beginning in 2006 and continuing over the next several years which the Company expects will be substantially greater than the costs incurred to complete the restructuring program.
Although the Company expects that sales in its Industrial/Environmental segment will increase in the fourth quarter of 2006 compared on a same-number-of-weeks basis period in 2005, it expects that sales of HVAC filter products and filters used in plastic and polymer applications will continue to be slow and will probably decline from last year’s fourth quarter levels. Several initiatives, including an increased level of HVAC filter sales staff and the introduction of new products, will probably not fully offset reduced demand for HVAC filters and the termination of the two sales agreements described in the following paragraph.
In January 2006, the Company announced that a major customer of the Industrial/Environmental segment planned to manufacture, at their non-U.S. plants, certain products that the segment was selling to the customer manufactured at the segment’s domestic plants. This reduction in sales and operating profit began during the second quarter 2006. In 2006, the Company expects to lose sales

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
from this customer totaling approximately $11 million and operating profit could be reduced by approximately $2 million. In addition, the Company terminated in March 2006 a sales contract with a customer which had defaulted on a $3 million amount owing to the Company, resulting in a reduction in annual sales of approximately $10 million.
Sales in the fourth quarter of 2006 for the Packaging segment are expected to be slightly higher than for the same period in 2005 on a same-number-of-weeks basis.
It is expected that diluted earnings per share for 2006 will be in the $1.50 to $1.55 range. This range includes expense for stock-based compensation of approximately $0.03 for 2006. It also includes the nine-month charges related to the refusal of a customer to pay for products it had ordered and used and exit costs incurred related to closing facilities. These two items amount to $3.6 million, or $0.04 per share. The Industrial/Environmental restructuring program has just started and any material cost or benefits related to it are not expected until fiscal 2007.
In future years, continued emphasis on cost reductions and price changes within each business unit are expected to offset costs that have increased for energy and purchased materials, primarily metal and petroleum-based products. These costs for the Company may change significantly based on future changes in the U.S. and world economies. The Company plans to continue to make capital investments in each segment’s facilities to improve productivity and to support new product development. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has developed contingency plans to reduce discretionary spending if unfavorable economic conditions persist.
CLARCOR continues to assess acquisition opportunities, primarily in related filtration businesses that would expand the Company’s market base, distribution coverage and product offerings.
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
This Third Quarter 2006 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
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
You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2006 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I
Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The information required hereunder is set forth on Page 22 of the Quarterly Report under the captions “Management’s Discussion and Analysis – Other Matters – Market Risk.”
Part I
Item 4. Controls and Procedures.
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 2, 2006. Based on their evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of September 2, 2006 in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended September 2, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1A. Risk Factors
There were no material changes in the risk factors discussed in the Company’s 2005 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 17, 2005, the Company’s Board of Directors approved a two-year Stock Repurchase Program, pursuant to which the Company from time to time may purchase up to $150 million of shares of the Company’s Common Stock in the open market or through privately negotiated transactions. The Company has no obligation to repurchase stock under the program, and the timing, actual number and value of shares to be purchased depend on market conditions and the Company’s then-current liquidity needs. As set forth in the table below, the Company repurchased 1,000,000 shares during the fiscal quarter ended September 2, 2006, and shares in the amount of $110,630,097 remained available for purchase under such program at the end of the third quarter of 2006.

COMPANY PURCHASES OF EQUITY SECURITIES (1)
			(c)
			Total
			number of	(d)
			shares	Approximate
			purchased	dollar value of
			as part of	shares that may
	(a)	(b)	publicly	yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs
June 4, 2006 through June 30, 2006	700,000	$29.21	700,000	$119,088,960
July 1, 2006 through July 31, 2006	300,000	$28.20	300,000	$110,630,097
August 1, 2006 through September 2, 2006	—	—	—	$110,630,097

Total	1,000,000		1,000,000

(1)	Stock Repurchase Program announced June 20, 2005, for aggregate purchases up to $150 million. Program expires June 16, 2007.

Part II – Other Information (Continued)
Item 6 Exhibits
a.	Exhibits:
31(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CLARCOR Inc.
(Registrant)

September 25, 2006	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson
Chairman of the Board, President and
Chief Executive Officer

September 25, 2006	By	/s/ Bruce A. Klein
(Date)		Bruce A. Klein
Vice President – Finance and
Chief Financial Officer