Form 10-K
period 2006-12-02
CLARCOR INC
filed 2007-02-01
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 2, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _ _ to _ _

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

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last day of registrant’s most recently completed second fiscal quarter was $1,672,210,963.

The number of outstanding shares of Common Stock as of January 24, 2007 was 51,202,271 shares.

Certain portions of the registrant’s Proxy Statement dated February 9, 2007 for the Annual Meeting of Shareholders to be held on March 26, 2007 are incorporated by reference in Part III. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 2, 2006.

PART I

Item 1.	Description of Business.

(a) General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the “Company” and terms such as “we” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30. For fiscal year 2006, the year ended on December 2, 2006, and included 52 weeks. For fiscal year 2005, the year ended December 3, 2005, and included 53 weeks. For fiscal year 2004, the year ended November 27, 2004, and included 52 weeks. In this Form 10-K, all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

Certain Significant Developments.

Acquisitions

As reported in our second-quarter Form 10-Q dated June 22, 2006, the Company completed two small acquisitions during 2006 for an aggregate purchase price of approximately $3 million. The first acquisition was of a filtration distribution company based in Minneapolis, Minnesota which has since been made part of a Company subsidiary, Total Filtration Services, Inc. (“TFS”). The second acquisition was an Oklahoma-based manufacturer of heavy-duty engine filters, principally for the railroad industry. The Company closed the Oklahoma facility immediately following the acquisition and relocated its production to the Company’s facilities in Lancaster, Pennsylvania. Neither acquisition had a material impact on the financial results of the Company.

EDS Litigation

On June 6, 2006, the Company initiated legal proceedings against Electronic Data Systems Corporation, A.T. Kearney Inc. and other affiliated defendants (collectively, “EDS”) in response to EDS’ refusal to pay for filtration products supplied by TFS. These products were sold by TFS to EDS in EDS’ capacity as a third party supplier to a major U.S. auto manufacturer, and were destined for use in more than 20 factories where cars are produced. The legal dispute centers around whether the products in question were intended to be part of a fixed fee arrangement between EDS and TFS or fell outside of such arrangement, as well as whether EDS was obliged to pay for inventory that was in its control at the time TFS terminated the underlying agreement.

The Company has reserved approximately $2.7 million in respect of the dispute with EDS, notwithstanding the Company’s belief that its underlying positions in the legal dispute are correct. The case is currently before the United States District Court for the Middle District of Tennessee, although EDS has filed a motion to transfer venue to the Eastern District of Michigan. While the Court determines its ruling, the parties are conducting discovery. If the matter goes to trial, such trial is currently scheduled to occur in 2008.

Although unrelated to the lawsuit against EDS, TFS elected to terminate the underlying agreement with EDS on March 30, 2006, resulting in the loss of approximately $10 million in annual revenue, but almost no operating profit, to the Company’s Industrial/Environmental Filtration business segment.

HVAC Production Restructuring

In July of 2006 the Company announced a major three-year restructuring of the HVAC filter manufacturing operations within its Industrial/Environmental Filtration business segment. This restructuring is anticipated to cost approximately $22 million in capital investment and an additional $4 million of expense over three years and result in a $14 million annual increase in operating profits of the Company’s Industrial/Environmental Filtration business segment. The Company hopes to achieve these profit increases by more fully automating its HVAC filter production processes and more rationally locating its production facilities throughout the United States. By the end of fiscal year 2006, the restructuring efforts were largely on schedule and on budget, with the Company having placed orders for several million dollars of capital equipment, having successfully closed a production facility in Kenly,

North Carolina and having executed a long term lease for a new facility in Pittston, Pennsylvania which will serve customers located in the Northeastern United States.

(b) Financial Information About Industry Segments

During 2006, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging. These segments are discussed in greater detail below. Financial information for each of the Company’s business segments for the fiscal years 2004 through 2006 is included in Note R to Notes to Consolidated Financial Statements. See pages F-28 through F-29 in this 2006 Annual Report on Form 10-K (“2006 Form 10-K”).

(c) Narrative Description of the Business

Engine/Mobile Filtration

The Company’s Engine/Mobile segment sells filtration products used on engines and in mobile equipment applications, including trucks, automobiles, buses, locomotives, and marine, construction, industrial, mining and agricultural equipment. The segment’s filters are sold throughout the world, primarily in the replacement market. In addition, some “first-fit” filters are sold to original equipment manufacturers.

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

Industrial/Environmental Filtration

The Company’s Industrial/Environmental segment centers around the manufacture and marketing of filtration products used in industrial and commercial processes, and in buildings and infrastructures of various types. The segment’s products are sold throughout the world, and include process filtration products and air filtration products and systems used to maintain high interior air quality and to control exterior pollution.

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

The segment’s air filtration products represent a complete line of air filters and cleaners, including anti-microbial treated filters and high efficiency electronic air cleaners. These products are used in commercial buildings, hospitals, factories, residential buildings, paint spray booths, gas turbine systems, medical facilities, motor vehicle cabins, aircraft cabins, clean rooms, compressors and dust collector systems.

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

Distribution

Products in both the Engine/Mobile Filtration and Industrial/Environmental Filtration segments are sold primarily through a combination of independent distributors, dealers for original equipment manufacturers, retail stores and directly to end-use customers such as truck and equipment fleet users, manufacturing companies and contractors. In addition, both segments distribute products worldwide through their respective foreign subsidiaries and through export sales from the United States to end-use customers.

During fiscal 2006, the Company continued its development and expansion of its Total Filtration Program, as a distribution channel for all of the Company’s filtration products. Under this Program, the Company (principally through its subsidiary, TFS) offers customers the ability to purchase all of their filters for their respective facilities and manufacturing, transportation and construction equipment — effectively a “one-stop shopping” approach to filtration. During fiscal 2006, the Company continued to integrate branch operations, train sales people to be cross-functional and cross-disciplinary with respect to the Company’s array of filtration products and services, and began developing new technology to assist with quoting and monitoring customers’ filter purchases. In addition, the Company has more aggressively sought to expand the Program from traditional U.S.-based automotive clients to other industries and to the U.S. facilities of non-U.S. automotive manufacturers.

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

Raw Materials

Steel, filter media, cartons, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, gaskets, roll paper, corrugated paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company’s products. All of these are purchased or are available from a variety of sources. The Company has no long-term purchase commitments. During fiscal 2006 the prices of steel and certain hydrocarbon based products (such as resins) purchased by the Company were generally stable but remained at relatively historically high levels. The Company was able to procure adequate supplies of raw materials.

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

Customers

The largest 10 customers of the Engine/Mobile Filtration segment accounted for 26% of the $399,090,000 of fiscal year 2006 sales of such segment.

The largest 10 customers of the Industrial/Environmental Filtration segment accounted for 22% of the $420,435,000 of fiscal year 2006 sales of such segment.

The largest 10 customers of the Packaging segment accounted for 67% of the $84,822,000 of fiscal year 2006 sales of such segment.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2006 sales.

Backlog

At November 30, 2006, the Company had a backlog of firm orders for products amounting to approximately $94,047,000. The backlog figure for November 30, 2005 was approximately $91,602,000. Substantially all of the orders on hand at November 30, 2006 are expected to be filled during fiscal 2007. The Company does not view its backlog as being excessive or problematic, or a significant indication of fiscal 2007 sales levels.

Competition

The Company encounters strong competition in the sale of all of its products. The Company competes in a number of filtration markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data. However, in the replacement market for heavy-duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five companies worldwide measured by annual sales. In addition, the Company believes that it is a leading manufacturer of liquid and air filters for diesel locomotives. The Company believes that for industrial and environmental filtration products, it is among the top ten companies worldwide measured by annual sales.

In the Packaging segment, its principal competitors include several manufacturers that often compete on a regional basis only and whose specialty packaging segments are smaller than the Company’s. Strong competition is also presented by manufacturers of paper, plastic and glass containers. The Company’s competitors generally manufacture and sell a wide variety of products in addition to packaging products of the type produced by the Company and do not publish separate sales figures relative to these competitive products. Consequently, the Company is unable to state its relative competitive position in those markets.

The Company believes that it is able to maintain its competitive position because of the quality and breadth of its products and services and the broad geographic scope of its operations.

Product Development

The Company develops products on its own and in consultation or partnership with its customers. The Company’s Technical Centers and laboratories test product components and completed products to insure high-quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters, filtration systems and packaging products for particular uses. Product development departments are concerned with the improvement and creation of new filters and filtration media, filtration systems, containers and packaging products in order to increase their performance characteristics, broaden their respective uses, counteract obsolescence and evaluate other products available in the marketplace.

In fiscal 2006, the Company employed approximately 92 professional employees on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $9,748,000 on such activities as compared with $9,490,000 for fiscal year 2005 and $7,950,000 for fiscal year 2004.

During fiscal 2006, the Company completed its new aviation fuel test facility in Greensboro, North Carolina and its new media development center in Cincinnati, Ohio. The new media development center, known as the

CLARCOR Filtration Research Center (“CFRC”), employs 4 full time researchers dedicated to the discovery, refinement and commercial application of new media technologies. In 2006 the CFRC successfully developed unique nanofiber technology applicable to engine air filters and dust collection cartridges. The Company has placed orders for specialized capital equipment intended to allow the Company to commercialize dust collection cartridges employing this technology late in 2007.

Finally, in 2006 the Company successfully launched the sale of Channel Flow® engine air filters. The introduction of this product in 2006 has exceeded our initial sales targets and represents a potentially exciting product line in the future.

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

Employees

As of November 30, 2006, the Company had approximately 5,048 employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note R to Notes to Consolidated Financial Statements. See page F-29 in this 2006 Form 10-K.

Internet Website

The Company’s Internet address is www.clarcor.com. The Company makes available, free of charge, on this website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such forms are electronically filed with the Securities and Exchange Commission (“SEC”). In addition, the following corporate governance documents can be found on this website: (a) charters for the Audit Committee, the Director Affairs/Corporate Governance Committee and the Compensation Committee of the Board of Directors; (b) Code of Conduct; (c) Code of Ethics for Chief Executive Officer and Senior Financial Officers; (d) Corporate Governance Guidelines; (e) Disclosure Controls and Procedures; (f) Procedures Regarding Reports of Misconduct or Alleged Misconduct; and (g) the Company’s By-laws. Copies of all of these documents can also be obtained, free of charge, upon written request to the Corporate Secretary, CLARCOR Inc., 840 Crescent Centre Drive, Suite 600, Franklin, TN 37067.

Item 1A.	Risk Factors.

Our business faces a variety of risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other information in this 2006 Form 10-K.

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

Our operations are subject to U.S. and non-U.S. environmental laws and regulations governing emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties. Currently, we believe that environmental costs with respect to our former or existing operations are not material, but there is no assurance that we will not be adversely impacted by such costs, liabilities or claims in the future, either under present laws and regulations or those that may be adopted or imposed in the future.

Our operations outside of the United States are subject to political, investment and local business risks.

Approximately 23% of our sales result from exports to countries outside of the United States and from sales of our foreign business units. As part of our business strategy, we intend to expand our international operations through internal growth and acquisitions. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Among others, these risks include:

•	local political and social conditions, including potential hyperinflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for the Company;

•	difficulties in enforcing agreements and collecting receivables through certain foreign local systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	imposition or increase of restrictions on investment; and

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

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

Increasing costs for manufactured components, raw materials, transportation, health care and energy prices may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, resins, plastics, paper and packaging materials. Materials comprise the largest component of our costs, representing over 40% of the costs of our net sales in fiscal 2006. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation and health care costs have risen steadily over the past few years and represent an increasingly important burden for the Company. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

Our success depends in part on our development of improved products, and we may fail to meet the needs of customers on a timely or cost-effective basis.

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

We consider the various properties owned and leased by the Company and its operating units to be in good repair and well maintained. Plant asset additions in fiscal 2007 are estimated at $45-$55 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.

The following is a description of the real property owned or leased by the Company or its affiliated entities, broken down by Business Segment. All acreage and square foot measurements are approximate.

Corporate Headquarters.

The Company’s corporate headquarters are located in Franklin, Tennessee, and housed in 23,000 sq ft of office space under lease to the Company. The Company also owns a parcel of undeveloped land in Rockford, Illinois totaling 6 acres.

Engine/Mobile Filtration Segment.

United States Facilities

Location	Approximate Size	Owned or Leased

Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space	Owned
Kearney, NE	42 acre site with 516,000 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space and 40,000 sq ft of office space	Owned
Lancaster, PA	11.4 acre site with 168,000 sq ft of manufacturing and office space	Owned
Yankton, SD	20 acre site with 170,000 sq ft of manufacturing space	Owned

International Facilities

Location	Approximate Size	Owned or Leased

Warrington, Cheshire, England	4 acre site with two facilities totaling 71,000 sq feet for manufacturing, warehousing and offices	Owned
Weifang, People’s Republic of China*	14 buildings, constituting 300,000 sq ft of manufacturing, warehousing and administrative space	Leased

*	The Company officially took occupancy of this facility on or about December 5, 2006. Previously, the Company occupied a nearby series of buildings totaling 180,000 square feet of manufacturing, warehousing and administrative space.

In addition to the above properties, the Engine/Mobile Filtration segment leases and operates smaller facilities in Australia, Belgium, Mexico, South Africa and the United Kingdom in order to manufacture and/or distribute applicable filtration products.

Industrial/Environmental Filtration Segment.

United States Facilities

Location	Approximate Size	Owned or Leased

Auburn Hills, MI	55,000 sq ft of warehousing and office space	Leased
Birmingham, AL	9,000 sq ft of warehouse space	Owned
Blue Ash, OH	17 acre site with 157,000 sq ft of manufacturing and office space	Owned
Campbellsville, KY	100 acre site with 290,000 sq ft of manufacturing and office space	Owned
Corona, CA	84,000 sq feet of manufacturing, warehousing and office space	Leased
Dallas, TX	83,500 sq feet of manufacturing, warehousing and office space	Leased
Goodlettsville, TN	33,000 sq ft of warehouse space	Owned
Greensboro, NC	21 acre site with 88,000 sq ft of manufacturing, warehousing and office space	Owned
	97,000 sq ft of manufacturing, warehousing and office space	Owned
Henderson, NC	226,000 sq feet of manufacturing, warehousing and office space	Leased
	25 acres with 235,000 sq feet of manufacturing, warehousing and office space	Owned
Houston, TX	88,000 sq ft of manufacturing, warehousing and office space	Leased
Jeffersontown, KY	7.5 acre site with 100,000 sq ft of manufacturing and office space	Owned
Louisville, KY	99,000 sq feet of manufacturing, warehousing and office space	Leased
Mineola, NY	5 buildings totaling approx 31,000 sq ft of manufacturing and office space	Leased
New Albany, IN	142,000 sq feet of manufacturing, warehousing and office space	Leased

Location	Approximate Size	Owned or Leased

Ottawa, KS	41,000 sq ft of manufacturing and office space	Owned
Rockford, IL	83,000 sq feet of manufacturing, warehousing and office space	Leased
Pittston, PA	250,000 sq feet of manufacturing, warehousing and office space	Leased
Sacramento, CA	108,000 sq feet of manufacturing, warehousing and office space	Leased
	40,000 sq feet of manufacturing, warehousing and office space	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space	Owned
Tulsa, OK	16 acre site with 142,000 sq ft of manufacturing and office space	Owned

International Facilities

Location	Size	Owned or Leased

St. Catharines, Ontario, Canada	25,000 sq ft of warehouse space. Right to occupy 40,000 sq ft total (15,000 sq ft currently being sublet.)	Leased
La Coruña, Spain	4 acre site with 61,000 sq ft of manufacturing and office space	Owned

In addition to the above properties, the Industrial/Environmental segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service applicable filtration products: United States: Anaheim, CA; Atlanta, GA; Auburn, WA; Chantilly, VA; Cincinnati, OH; Clover, SC; Columbus, OH; Commerce City, CO; Dalton, GA; Dallas, TX; Davenport, IA; Fresno, CA; Hayward, CA; Houston, TX; Indianapolis, IN; Jackson, MS; Jasper, IN; Kansas City, MO; Louisville, KY; Milwaukee, WI; Minneapolis, MN; Phoenix, AZ; Portland, OR; Sacramento, CA; Stillwell, OK; Tulsa, OK; Wichita, KA. International: France; Germany; Italy; Malaysia; Netherlands; Singapore; United Kingdom. In addition, the Company owns the facility that it vacated in Kenly, NC, which property is currently being marketed for sale.

Packaging Segment.

Location	Size	Owned or Leased

Rockford, IL	Approx 34 acre site with buildings totaling 394,000 sq ft of manufacturing, warehousing and office space	Owned
Lancaster, PA	Approx 11 acre site with 243,500 sq ft of manufacturing and office space	Owned

In addition to the above properties, the Packaging segment leases and operates a smaller facility in Lathrop, California to manufacture packaging products.

Item 3.	Legal Proceedings.

The Company is involved in legal actions arising in the normal course of business. Management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of February 1, 2007:

	Age at	Year Elected
Name	12/2/06	to Office

Sam Ferrise	50	2003
President, Baldwin Filters, Inc. Mr. Ferrise was appointed President of Baldwin Filters, Inc. in 2000. He became an executive officer of the Company in 2003 while retaining the same title with Baldwin Filters, Inc.

Norman E. Johnson	58	2000
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

Bruce A. Klein	59	1995
Vice President-Finance and Chief Financial Officer. Mr. Klein was employed by the Company and elected Vice President-Finance and Chief Financial Officer in 1995. Mr. Klein also assumed the role of the Company’s “principal accounting officer” when the Company’s former Controller retired in March of 2006.

Richard C. Larson	57	2006
President, Industrial/ Environmental Filtration. Mr. Larson was appointed President of United Air Specialists, Inc. in 2001, President of Clark Filter, Inc. in 2002 and President of CLARCOR Air Filtration Products, Inc. in 2006. He became an executive officer of the Company in 2006 while retaining all of the foregoing titles and positions.

David J. Lindsay	51	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Richard M. Wolfson	40	2006
Vice President-General Counsel and Secretary. Mr. Wolfson was employed by the Company and elected Vice President, General Counsel and Secretary in January of 2006. Prior to joining the Company, he was a principal of the InterAmerican Group, an advisory services and private equity firm, from 2001 until 2006.

Each executive officer of the Company is elected by the Board of Directors for a term of one year which begins at the Board of Directors Meeting at which he or she is elected, held at the time of the Annual Meeting of Shareholders, and ends on the date of the next Annual Meeting of Shareholders or upon the due election and qualification of his or her successor.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

The Company’s Common Stock is listed on the New York Stock Exchange; it is traded under the symbol CLC.

The following table sets forth the high and low market prices as quoted during the relevant periods on the New York Stock Exchange and dividends per share paid for each quarter of the last two fiscal years.

	Market Price
Quarter Ended	High	Low	Dividends

March 4, 2006	$34.82	$29.17	$0.06750
June 3, 2006	36.72	31.10	0.06750
September 2, 2006	33.22	26.87	0.06750
December 2, 2006	34.55	29.38	0.07250

Total Dividends			$0.27500

	Market Price
Quarter Ended	High	Low	Dividends

February 26, 2005	$28.55	$24.60	$0.06375
May 28, 2005	28.66	24.75	0.06375
August 27, 2005	31.79	26.61	0.06375
December 3, 2005	31.98	25.89	0.06750

Total Dividends			$0.25875

As set forth above, the quarterly dividend rate was increased in fiscal year 2006, and the Company expects to continue making dividend payments to shareholders. The Company’s right to make dividend payments is subject to restrictions contained in the credit agreements to which the Company is a party. The Company has never been prevented from making dividend payments under such agreements and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 24, 2006 was 1,413. In addition, the Company believes that there are approximately 6,100 beneficial owners whose shares are held in street names.

On June 17, 2005, the Company’s Board of Directors approved a two-year Stock Repurchase Program, pursuant to which the Company from time to time may purchase up to an aggregate of $150 million worth of shares of the Company’s Common Stock in the open market or through privately negotiated transactions. The Company has no obligation to repurchase shares under the program, and the timing, actual number and value of shares to be purchased depend on market conditions and the Company’s then-current liquidity needs.

Of the $150 million authorized, the Company had $139,538,836 in remaining availability to effect share repurchases as of December 1, 2005. During fiscal year 2006, the Company repurchased approximately one million shares of its Common Stock, at a median price of $28.91 per share, and an aggregate cost of $28,909,000. This left a balance of $110,629,836 available to repurchase shares as of December 2, 2006. The Company did not repurchase any shares during the last fiscal quarter of 2006.

COMPANY PURCHASES OF EQUITY SECURITIES(1)

				Maximum Approximate
			Total Number of Shares	Dollar Value of
			Purchased as Part of	Shares that may yet
	Total Number of	Average Price Paid	the Company’s Publicly	be Purchased under
Period	Shares Purchased	per Share	Announced Plan	the Plan

Sept 3 - Sept 30, 2006	0	0	0	$110,629,836
Oct. 1 - Oct. 31, 2006	0	0	0	$110,629,836
Nov. 1 - Dec. 2, 2006	0	0	0	$110,629,836
Total	0			$110,629,836

(1)	Purchase Plan announced June 20, 2005 for aggregate purchases up to $150 million. Program expires June 16, 2007.

Item 6.	Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2006 Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Financial Statements and Notes thereto. The analysis of operating results focuses on the Company’s three reportable business segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. Except as otherwise set forth herein, references to particular years refer to the applicable fiscal year of the Company.

EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in millions except per share data)

			Year to			Year to
	2006	2005	Year %		2004	Year %
Years Ended November 30	(52 Week Year)	(53 Week Year)	Change		(52 Week Year)	Change

Net Sales	$904.3	$874.0	3.5%		$787.7	11.0%
Operating Profit	126.3	118.5	6.6%		98.2	20.7%
Operating Margin	14.0%	13.6%	0.4	pts.	12.5%	1.1	pts.
Other Income/(Expense)	0.6	(0.6)	200.0%		0.9	(166.7)%
Provision for Income Taxes	43.8	41.0	6.8%		34.7	18.2%
Net Earnings	82.7	76.4	8.3%		64.0	19.4%
Diluted Earnings per Share	$1.59	$1.46	8.9%		$1.24	17.7%
Average Diluted Shares Outstanding	52,176,515	52,215,689	(0.1)%		51,506,738	1.4%

Fiscal 2006 was the 14th consecutive year of both sales and earnings growth for CLARCOR. Fiscal 2006 was a 52-week year compared to fiscal 2005 which was a 53-week year. Fiscal 2006 sales, operating profit and net earnings increased from fiscal 2005 by 3.5%, 6.6% and 8.3%, respectively. On a same-weeks basis, the increases were approximately 6%, 9% and 10%. Operating margins improved to 14.0% in 2006. Continued strong demand, both domestically and internationally, for heavy-duty engine filtration products used in both on-road and off-road applications, and for filters used in diesel locomotive applications and increased demand for filter products used in off-shore oil drilling, aviation, aviation fuel, aerospace, resin and fiber applications, had a positive impact on sales and operating profit. In addition, the Company was able to increase prices to offset most cost increases for raw materials, freight, employee benefits and energy. The Company also improved capacity utilization and production efficiencies, particularly in its aviation cartridge filter manufacturing operations and in its Packaging segment.

CLARCOR’s financial position remains strong. Cash and short-term investments increased from nearly $29 million at the end of 2005 to over $61 million at the end of 2006 even after repurchasing $29 million of the Company’s common stock. Cash flow from operating activities totaled $63.5 million, of which $17.6 million was invested in plant asset additions and $14.2 million was used to pay dividends to shareholders.

The following are significant items that occurred during the periods presented:

•	The Company began a three-year restructuring program for its heating, ventilating and air conditioning (HVAC) operations, primarily to rationalize and relocate certain HVAC manufacturing plants to improve operating efficiencies and reduce manufacturing and transportation costs. Although there was very little impact on 2006 results, the Company expects to realize significant cost savings beginning in 2007 and continuing over the next several years. See a further discussion of this program in the Operating Profit section of this analysis.

•	During fiscal 2006, the Company recorded a $2.7 million charge to operating profit related to a customer’s refusal to pay for products it had ordered and used. In addition, the Company terminated a $10 million annual sales contract with this customer.

•	CLARCOR recognized stock option expense of $1.8 million pre-tax, or approximately $0.02 per share, in 2006. No stock option expense was recorded in prior years.

•	In fiscal 2005 and 2004, one-time tax benefits in each year of approximately $1.2 million, or $0.02 per diluted share, reduced income tax expense. The 2005 benefit in the third quarter resulted from the favorable settlement of a tax position related to a foreign subsidiary. The 2004 fourth quarter benefit was due to the reversal of a foreign tax credit valuation allowance as a result of the American Jobs Creation Act of 2004.

OPERATING RESULTS

SALES

Net sales in fiscal 2006 were $904.3 million, a 3.5% increase from $874.0 million in fiscal 2005. The 2006 sales increase was the 20th consecutive year of sales growth for the Company despite having one less week in 2006 than in 2005, which reduced sales by approximately two percentage points or $17 million. Acquisitions in the fourth quarter of 2005 and during 2006 contributed an incremental $18.0 million to sales in 2006. Fluctuations in foreign currencies impacted sales in 2006 by less than one percent.

Comparative net sales information related to CLARCOR’s operating segments is shown in the following tables. Fiscal 2006 and fiscal 2004 were fifty-two week years; fiscal 2005 was a fifty-three week year.

			2006 vs. 2005
			Change
NET SALES	2006	% Total	$	%

Engine/Mobile Filtration	$399.1	44.1%	$30.9	8.4%
Industrial/Environmental Filtration	420.4	46.5%	(7.1)	−1.6%
Packaging	84.8	9.4%	6.5	8.3%

Total	$904.3	100.0%	$30.3	3.5%

			2005 vs. 2004
			Change
NET SALES	2005	% Total	$	%

Engine/Mobile Filtration	$368.2	42.1%	$48.1	15.0%
Industrial/Environmental Filtration	427.5	48.9%	30.9	7.8%
Packaging	78.3	9.0%	7.3	10.3%

Total	$874.0	100.0%	$86.3	11.0%

The Engine/Mobile Filtration segment’s sales increased 8.4% in 2006 from 2005 and 15.0% in 2005 from 2004. On a same-weeks basis, sales increased approximately 11%. These increases were primarily due to additional sales of heavy-duty filters through independent distributors, in both domestic and international aftermarkets, OEM dealers, truck fleets and national accounts and sales to railroads and railroad equipment maintenance companies. Filter markets for on-road trucks and for off-road applications for construction, mining and agricultural equipment were strong. Sales of engine filters in overseas markets increased and were led by sales increases of over 15% in China, Europe and Mexico. New product introductions and the breadth of the segment’s filter product line, as well as price increases which averaged 1% to 2%, contributed to sales growth in both years. A small acquisition in 2006 contributed $1.0 million of sales. The additional fiscal week in 2005 added approximately $7 million to fiscal 2005 sales. Changes in currency translation rates had little impact in either year.

The Company’s Industrial/Environmental Filtration segment reported a $7.1 million or 1.6% decrease in 2006 sales over 2005; however, the additional week in 2005 added approximately $8 million to 2005 fiscal sales. Therefore, on a same-weeks basis, the segment’s fiscal sales were slightly greater (approximately 0.2%) than for 2005. This segment had to absorb the loss of $11 million in annual sales to a customer who decided late in 2005 to begin manufacturing certain HVAC filter products at its manufacturing plants outside the United States. In addition, on March 30, 2006, the Company terminated a $10 million annual sales contract with Electronic Data Systems Corporation (EDS), which had refused to pay amounts of $2.7 million owed to CLARCOR, which also negatively impacted 2006 sales. The Company has initiated legal proceedings against EDS to recover amounts owed to the Company plus associated costs and expenses and punitive damages.

Acquisitions made during the fourth quarter of 2005 and during 2006 contributed approximately $17 million of sales. In addition, 2006 sales grew strongly in several specialty filtration markets, both in domestic and in international markets, including aviation fuel filtration systems, aerospace filters, dust collector cartridges, plastic and polymer applications, and rainwater runoff systems. Sales of filters sold into the oil and gas market were lower in both 2006 and 2005 as customer demand was weaker than expected. However, CLARCOR saw a rebound in orders for sand control filters used in off-shore oil drilling during the fourth quarter of 2006. The Company expects this demand will continue throughout 2007 due to expected increases in drilling and exploration as a result of anticipated continuing demand and high prices for oil and gas. The segment’s operations in Europe that sell primarily aviation and specialty filtration products, such as waste water filtration and rainwater runoff filtration, grew in 2006 and 2005 and additional growth is expected in 2007. Sales levels in 2006 were lower for environmental filtration equipment and HVAC filters used in industrial, commercial and residential applications. Lower HVAC sales were due in part to lower filter usage in automotive and automotive parts manufacturing plants and in commercial and industrial applications and also due to competitive pricing pressures. The segment continues to implement price increases to offset material cost increases.

The Industrial/Environmental segment’s sales increased 7.8%, or $30.9 million, in 2005 over 2004. The 2005 sales growth included approximately $24 million due to acquisitions in 2004 and approximately $8 million due to the additional fiscal week in 2005. The fourth quarter 2005 acquisition of Martin Kurz & Co., Inc. (MKI) did not materially affect sales in fiscal 2005. Sales of specialty filters sold to industrial markets used in aviation, defense and fluid power applications were higher in 2005 than in fiscal 2004. Sales in 2005 on a same-weeks basis were nearly even with 2004 sales of HVAC filters for industrial and commercial markets and in automotive manufacturing facilities. Sales of HVAC filters for the retail market increased in 2005. Price increases improved the segment’s sales by approximately one percentage point in 2005. Changes in currency translation rates did not significantly impact sales growth in 2006 or 2005.

The Packaging segment’s sales of $84.8 million in 2006 grew 8.3% from 2005 (or approximately 10% on a same-weeks basis) due to the introduction of a wide array of new packaging designs, primarily in partnership with major consumer product companies and price increases. Customer demand for fabricated metal packages, combination metal/plastic packages and plastic packaging remained strong. The segment’s sales were $78.3 million in 2005, a 10.3% increase from 2004. Sales in 2005 increased approximately $2 million due to the additional fiscal week in 2005 and approximately $4 million due to price increases to customers, primarily to offset increased metal costs. The remaining increase was due to increased customer demand for metal and plastic packaging mainly related to confectionery packaging and flat sheet metal decorating.

Operating Profit

Operating profit for 2006 increased 6.6% to $126.3 million from the 2005 level or approximately 9% on a same-weeks basis. The additional week in 2005 added approximately $2 million to operating profit. Operating margin improved to 14.0% from 13.6% in 2005 and 12.5% in 2004. The improvement resulted primarily from higher Engine/Mobile segment sales, various acquisitions which contributed $3.5 million of incremental operating profit, a gain on an insurance recovery, elimination of a reserve related to an overseas subsidiary, cost reductions and improved capacity utilization. These positive items were offset by stock option expense of $1.8 million, charges of $2.7 million arising from the refusal by EDS to pay for products which it had ordered and used, and approximately $0.6 million in costs associated with the restructuring of a European aviation cartridge filter manufacturing facility and the closing of an HVAC manufacturing facility in North Carolina. The cost savings during 2006 related to restructurings were not significant. The Company expects the savings to approximate $1.5 million annually beginning in fiscal 2007 related to the European restructuring. The HVAC restructuring plan is discussed more thoroughly below and in the Outlook section.

Operating profit of $118.5 million in 2005 reflected increased sales levels over 2004 for each segment, including the 2004 acquisitions, and continued improvements in capacity utilization and production efficiencies. The 2005 increase also includes approximately $2 million related to the additional fiscal week in 2005. Cost increases for raw materials and petroleum-related expenses persisted throughout 2005 and were primarily offset by price increases to customers. Operating profit of $98.2 million in fiscal 2004 included costs of $2.2 million related to the Company’s headquarters relocation to Tennessee.

Foreign currency fluctuations did not have a material impact on consolidated operating profit in any year presented. Comparative operating profit information related to the Company’s business segments is as follows.

			2006 vs. 2005
			Change
OPERATING PROFIT	2006	% Total	$	%

Engine/Mobile Filtration	$92.6	73.3%	$12.2	15.2%
Industrial/Environmental Filtration	25.5	20.2%	(5.8)	−18.3%
Packaging	8.2	6.5%	1.4	20.2%

Total	$126.3	100.0%	$7.8	6.6%

			2005 vs. 2004
			Change
OPERATING PROFIT	2005	% Total	$	%

Engine/Mobile Filtration	$80.4	67.9%	$13.9	20.8%
Industrial/Environmental Filtration	31.3	26.4%	2.6	9.1%
Packaging	6.8	5.7%	1.6	32.2%
Relocation Costs	—	—	2.2	—

Total	$118.5	100.0%	$20.3	20.7%

OPERATING MARGIN AS A PERCENT OF NET SALES	2006	2005	2004

Engine/Mobile Filtration	23.2%	21.8%	20.8%
Industrial/Environmental Filtration	6.1%	7.3%	7.2%
Packaging	9.7%	8.7%	7.3%

Total	14.0%	13.6%	12.5%

The Engine/Mobile Filtration segment reported operating profit of $92.6 million in 2006, an increase of 15.2% from 2005 (or approximately 17% on a same-weeks basis), primarily due to the sales volume increase, cost reduction efforts and related increased capacity utilization. The additional week in 2005 contributed nearly $2 million to operating profit. Although costs for purchased materials, including metal products, filter media and petroleum-based products, and for freight have increased significantly over the past two years, price increases to customers have been implemented which have substantially offset the cost increases. The segment’s operating margin improved to 23.2% from 21.8% in 2005 and 20.8% in 2004. Operating margin improved in 2005 as a result of increased sales and capacity utilization, discretionary spending controls, and significant improvement in the operations of a manufacturing facility in the U.K. In 2005, the U.K. manufacturing facility eliminated approximately $2.0 million of costs primarily through productivity improvements and reduced spending. Operating profit in 2004 reflected the poor performance of this manufacturing facility in the U.K.

The Industrial/Environmental segment’s operating profit decreased 18.3% to $25.5 million in 2006 (or approximately $0.5 million on a same-weeks basis) from $31.3 million in 2005 and $28.7 million in 2004 due to reduced sales of HVAC filters, environmental filtration equipment and oil and gas filter products. The productivity from these facilities was significantly less in 2006 due to lower than expected sales and production levels. Operating profit was also impacted by problems with installing a new computer system, maintaining proper levels of inventory, bad debt expense and the restructuring charges noted previously. The segment’s operating margin was 6.1% in 2006, 7.3% in 2005 and 7.2% in 2004. Although margins were lower overall in 2006 than in 2005, there was margin improvement during the latter half of 2006.

As announced in July 2006, the Company began a restructuring program focused on the HVAC filter manufacturing operations within its Industrial/Environmental Filtration segment. The goal of the program is to achieve an overall 10% segment operating margin from its current margins of mid-single digits. The Company plans to spend $22 million in capital and incur up to $4 million in restructuring costs over a three-year period in order to achieve its goal. As part of this effort, the Company closed its Kenly, North Carolina HVAC manufacturing facility in November 2006 and recorded severance costs of $0.2 million. The Company also signed a lease to open a new HVAC facility in Pittston, Pennsylvania, which is expected to be in production by the end of the second quarter of 2007. This plant will be focused on serving customers in the Northeast.

The Industrial/Environmental Filtration segment’s operating profit of $31.3 million in 2005 was an increase of 9.1% over the 2004 profit of $28.7 million. In 2005, the additional profit from the 2004 acquisitions and an increase in sales of aviation products more than offset reduced profit due to lower sales of oil and gas drilling filtration products. Operating profit related to HVAC product sales improved slightly in 2005. The segment’s operating results were impacted by continued costs to restructure and integrate manufacturing facilities, to integrate the HVAC branch network and to implement a related business system conversion. Over the past several years, the segment has been actively integrating newly acquired businesses (primarily acquired from 1999 through 2002) and making organizational changes that have reduced ongoing overhead and administrative costs.

The Packaging segment’s operating profit of $8.2 million in 2006 increased 20.2% from $6.8 million in 2005. The increase was due to improved sales levels, and price increases to customers to offset cost increases during 2006. Sales increases and an ongoing focus on improving manufacturing efficiency through closely monitoring productivity measures and implementing cost reduction initiatives contributed to an improvement in operating margin to 9.7% in 2006 from 8.7% in 2005 and 7.3% in 2004. This segment’s performance also reflects multi-year investments in new product development initiatives, such as rapid prototype systems, digital plate making systems and high-speed fabrication lines. Fiscal 2005 operating profit increased to $6.8 million from $5.2 million in 2004 primarily from pricing programs, increased sales of higher margin products and continued cost reduction programs.

OTHER INCOME(EXPENSE)

Net other income totaled $0.6 million in 2006 compared to net other expense of $0.6 in 2005 and net other income of $0.9 million in 2004. The most significant change from 2005 relates to $0.8 million in increased interest income due to higher interest rates and increased investment balances during 2006. Interest expense did not vary substantially year over year as the amount of debt outstanding and its related interest rates have not significantly changed.

PROVISION FOR INCOME TAXES

The effective income tax rate for 2006 was 34.5% as compared to 34.7% in 2005 and 35.0% in 2004 due to a greater increase in earnings from international operations compared to growth in the U.S., lower state tax charges, and the domestic manufacturing deduction. The effective tax rate in 2007 is expected to be approximately 34.5% to 35.0% and reflects an expected continued increase in pretax income from lower tax rate locales, primarily in Asia, and a decline in the Extraterritorial Income Exclusion deduction. Also, since Congress did not pass the Research and Experimentation Tax Credit extension until December 2006, CLARCOR was not able to record this benefit during the last eleven months of fiscal 2006. The Company will recognize a cumulative benefit from this credit covering the last eleven months of fiscal 2006 and the first quarter of 2007 in the first quarter of 2007. The estimated tax reduction to be recorded in fiscal 2007 related to the 2006 period will be approximately $0.5 million. The Internal Revenue Service is currently auditing the Company for fiscal years 2005 and 2004; however, any outcome from the audit is unknown.

The provision for income taxes in 2005 resulted in an effective tax rate of 34.7% compared to 35.0% in 2004. A tax benefit of approximately $1.2 million in the third quarter of 2005 resulted from the favorable settlement of a tax position related to a foreign subsidiary. The 2004 provision included a $1.2 million reduction of tax expense related to the reversal of a foreign tax credit valuation allowance due to the American Jobs Creation Act of 2004 which extended the period for utilizing tax credits from five years to ten years. These one-time benefits reduced the effective rates in 2005 and 2004 by approximately one percentage point.

NET EARNINGS AND EARNINGS PER SHARE

Net earnings were $82.7 million in 2006, or $1.59 per share on a diluted basis. Earnings per share was reduced by approximately $0.02 per share related to the implementation of stock option expense accounting. Net earnings were $76.4 million in 2005, or diluted earnings per share of $1.46, compared to $64.0 million in 2004, or diluted earnings per share of $1.24 in 2004. As described in Note A to the Consolidated Financial Statements, diluted earnings per share would have been $1.31 and $1.17 for 2005 and 2004, respectively, had compensation expense for stock options been recorded in accordance with Statement of Financial Accountings Standards (SFAS) No. 123. In 2007, the impact of stock option expense is expected to be approximately $0.03 per share. The slight decrease of 0.1% in diluted average shares outstanding for fiscal 2006 compared to 2005 was due to the repurchase of 1,000,000 shares in 2006 under the Company’s $150 million share repurchase authorization offset by grants of stock-based incentives. The increase in diluted average shares outstanding in 2005 from 2004 was primarily due to stock-based incentive activity partially offset by 368,200 shares that were repurchased in 2005.

Same-Weeks Comparison

Although the comparison of fiscal year data on a same-weeks basis is not a measure of financial performance under GAAP, the Company believes it is useful in understanding the impact of having an additional week in its 2005 fiscal year and fourth quarter. Removing the impact of the additional week in the prior year provides a comparable measure of the changes in net sales and operating profit year over year. The additional week amount shown is an estimate based on the number of weeks and does not consider certain factors or allocations that may occur only on an annual basis. The estimated amount is based on the average week for the actual 2005 year rather than the specific last week of the year. Management does not intend these items to be considered in isolation or as a substitute for the related GAAP measures. Following are reconciliations to the most comparable GAAP financial measures of these non-GAAP financial measures.

					Year to			Year to
				2005	Year % on			Year % on
	2006	2005	One Week	on a Same	a Same		2004	a Same
	(52 Week Year)	(53 Week Year)	of 2005	Weeks Basis	Weeks Basis		(52 Week Year)	Weeks Basis
	(Dollars in millions except per share data)

Net Sales	$904.3	$874.0	$17.0	$857.0	5.5%		$787.7	18.8%
Operating Profit	126.3	118.5	2.0	116.5	8.6%		98.2	18.6%
Operating Margin	14.0%	13.6%	11.8%	13.6%	0.4	pts.	12.5%	1.1	pts.
Other Income/(Expense)	0.6	(0.6)	—	(0.6)	200.0%		0.9	−166.7%
Provision for Income Taxes	43.8	41.0	1.0	40.0	9.5%		34.7	15.3%
Net Earnings	82.7	76.4	1.0	75.4	9.7%		64.0	17.8%
Diluted Earnings per Share	$1.59	$1.46	$0.03	$1.43	11.2%		$1.24	15.3%

					Year to		Year to
	2006	2005		2005	Year % on	2004	Year % on
	(52 Week	(53 Week	One Week	on a Same	a Same	(52 Week	a Same
	Year)	Year)	of 2005	Weeks Basis	Weeks Basis	Year)	Weeks Basis
	(Dollars in millions)

Net Sales by Segment
Engine/Mobile	$399.1	$368.2	$7.0	$361.2	10.5%	$320.1	12.8%
Industrial/Environmental	420.4	427.5	8.0	419.5	0.3%	396.6	5.8%
Packaging	84.8	78.3	2.0	76.3	10.4%	71.0	7.5%

	$904.3	$874.0	$17.0	$857.0	5.5%	$787.7	8.8%

Operating Profit by Segment
Engine/Mobile	$92.6	$80.4	$1.5	$78.9	17.3%	$66.5	18.6%
Industrial/Environmental	25.5	31.3	0.5	30.8	−16.7%	28.7	7.3%
Packaging	8.2	6.8	—	6.8	20.2%	5.2	82.2%
Relocation costs	—	—	—	—	—	(2.2)	−100.0%

	$126.3	$118.5	$2.0	$116.5	8.6%	$98.2	18.6%

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

CLARCOR’s financial position remains strong. CLARCOR is essentially a debt-free company with significant cash reserves as of year-end 2006. Cash and short-term investments increased to $61.2 million at year-end 2006 from $28.9 million at year-end 2005. Total assets increased 7.7% to $727.5 million at the end of fiscal 2006 compared to $675.3 million at the beginning of the fiscal year. The current ratio improved to 3.2 at year-end 2006 compared to 2.7 at year-end 2005. Long-term debt of $15.9 million at year-end 2006 relates primarily to industrial revenue bonds and is approximately the same as at year-end 2005. Shareholders’ equity increased to $537.5 million from $482.8 million at year-end 2005 primarily as a result of net earnings and stock option activity offset by stock repurchases of $28.9 million and dividend payments of $14.2 million. Total debt was 2.9% of total capitalization at year-end 2006 compared to 3.3% at year-end 2005.

In the Consolidated Statements of Cash Flows, cash generated from operating activities decreased $25.7 million to $63.6 million for 2006 primarily due to the net increase in purchases of short-term investments of $16.5 million, inventories of $10.9 million and income taxes of $9.0 million. The increase in inventory was a normal seasonal increase. In addition, due to the adoption of new accounting rules for stock-based compensation effective at the beginning of 2006, cash flow provided by operating activities was reduced by $3.4 million due to tax benefits associated with tax deductions that exceeded the amount of compensation expense recognized in net earnings. Cash flow from operating activities was $89.3 million in 2005 and $71.8 million in 2004. The 2005 increase compared to the 2004 level resulted from increased net earnings and reduced investment in working capital. These were ordinary working capital fluctuations due to business level activities and mainly resulted from the timing of payments made to vendors, the receipt of payments from customers, changes in inventory requirements and the timing of income tax payments. In 2004, the Company made a voluntary contribution of $6.5 million to its defined benefit pension trust for covered U.S. employees. A contribution was not made in either 2006 or 2005. Under the current assumptions for pension plan asset returns, benefit payments and costs, and interest rates, annual contributions are not expected to be required for at least eight years for the qualified U.S. defined benefit plan.

For 2006, cash flows used in investing activities of $21.3 million were lower than the $51.5 million in 2005 and $62.2 million in 2004 primarily due to lower spending on plant asset additions and business acquisitions. The Company made two acquisitions in 2005 for a total investment of $28.1 million and two acquisitions in 2004 for a total investment of $41.9 million. The Company spent $4.6 million on acquisitions in 2006. Additions to plant assets of $17.6 million were primarily for new products, facility additions and improvements and cost reduction programs. Although a substantial amount of new equipment had been ordered late in 2006, it was not delivered as quickly as expected. Therefore, 2006 capital spending was lower than anticipated. The Company expects capital expenditures to be much higher in 2007 due to the HVAC restructuring program and potential expansion of manufacturing facilities in its Engine/Mobile Filtration segment to meet anticipated increases in product demand. Plant asset additions totaled $24.0 million in 2005 and $22.4 million in 2004.

Net cash used for financing activities totaled $33.6 million in 2006 and $35.7 million in 2005. Net cash from financing activities totaled $1.1 million in 2004 as a result of proceeds from a revolving credit agreement that were used primarily for a fourth quarter acquisition. This amount was repaid in 2005. The Company paid dividends of $14.2 million, $13.4 million and $12.8 million in 2006, 2005 and 2004, respectively. The quarterly dividend rate was increased in September 2006 by 7%. The Company expects to continue to make quarterly dividend payments to shareholders and to increase the dividend in future years. In June 2005, the Company’s Board of Directors authorized a $150 million share repurchase program of CLARCOR common stock in the open market and through private transactions over a two-year period. In 2006 and 2005, respectively, the Company acquired 1,000,000 shares for $28.9 million and 368,200 shares for $10.5 million. At year-end 2006, CLARCOR had 51,082,083 shares of common stock outstanding compared to 51,594,781 shares outstanding at the end of 2005.

CLARCOR believes that its current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, invest in development of new products and filter media, fund planned capital expenditures and expansion of current facilities, complete the HVAC restructuring plans, and service and repay long-term debt. A $165 million credit facility with a group of financial institutions will expire in April 2008. As of year-end 2006, there were no outstanding borrowings against the facility. Under a related

$40 million letter of credit subline, $8.5 million had been issued for letters of credit for industrial revenue bonds. The Company’s long-term debt totaled $15.9 million at year-end 2006 and consists principally of industrial revenue bonds. Required principal payments on long-term debt will be approximately $0.1 million in 2007 based on scheduled payments in current debt agreements. The Company is in compliance with all covenants related to its borrowings, as described in Note H to the Consolidated Financial Statements.

As a part of the HVAC restructuring strategy, over the next three years, CLARCOR plans to invest approximately $22 million, primarily in new facilities and state-of-the-art production equipment, and to spend $4 million to restructure current facilities. This is anticipated to result in an improvement in operating profit of $14 million annually by the end of three years. The goal is to have the Company’s HVAC operations become the “lowest delivered cost” and most productive HVAC filtration operation in the industry and for operating margins to reach 10%. Specifically for 2007, the Company anticipates incurring approximately $2.1 million in expenses, mainly in the second and third quarters, and realizing approximately $3.4 million in cost reductions mainly in the third and fourth quarters. Therefore, the net benefit for 2007 is estimated to be $1.3 million. We believe the future annual benefit will be much larger as the restructuring costs are a one-time item whereas the cost reductions are expected to recur every year going forward. Total capital equipment spending related to the restructuring program is estimated to be approximately $15 million in 2007.

In addition, the Company expects to continue to use future additional cash flow for dividends, capital expenditures and acquisitions. Additional common stock repurchases may be made under the remaining authorized amount at year-end 2006 of $110.6 million after considering cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions and the current stock price. Capital expenditures for normal facility maintenance and improvements, expansion of manufacturing and technical facilities, productivity improvements, the HVAC restructuring program, new products and filter media development are expected to total $45 to $55 million in 2007. The Company has no material long-term purchase commitments. It is committed to restructure its HVAC operations as discussed in the previous paragraph although no significant purchase commitments were signed as of year-end 2006. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.

The following table summarizes the Company’s current fixed cash obligations as of November 30, 2006 for the fiscal years indicated:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-Term Debt	$16.0	$0.1	$0.1	$0.0	$15.8
Operating Leases	41.2	9.9	13.3	7.1	10.9

Total	$57.2	$10.0	$13.4	$7.1	$26.7

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to various operating leases as discussed in Note I to the Consolidated Financial Statements. The Company had no significant derivative, swap, hedge, variable interest entity or special purpose entity agreements at fiscal year-end 2006 or 2005 or any time during those years.

OTHER MATTERS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is primarily related to the potential loss arising from adverse changes in interest rates and foreign currency fluctuations. However, based on the low level of debt obligations as of year-end 2006, interest rate risk is not expected to be significant to the Company in fiscal 2007, and as a result, it is anticipated that a 1% change in rates would not have a material impact on the Company’s net earnings or cash flows in fiscal 2007. The Company’s debt obligations are primarily at variable rates and are denominated in U.S. dollars. In order to minimize the long-term costs of borrowing, the Company manages its interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements.

Although the Company continues to evaluate derivative financial instruments, including forwards, swaps and purchased options, to manage foreign currency exchange rate changes, the Company did not hold derivatives during 2006, 2005 or 2004. The effect of changes in foreign currency translation rates was not material to the Company’s financial condition and results of operations in fiscal 2006. The impact of future changes in foreign currency translation rates is difficult to estimate; however, if the U.S. dollar strengthened or weakened 10% relative to the currencies where the Company’s foreign income and cash flows are derived, there would not be a material impact on the Company’s financial condition or results of operations. As a result of continued foreign sales and business activities, the Company will continue to evaluate the use of derivative financial instruments to manage foreign currency exchange rate changes in the future.

CRITICAL ACCOUNTING ESTIMATES

The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation methods, inventory valuation, asset impairment recognition, business combination accounting and pension and postretirement benefits. These critical accounting policies may be affected by recent relevant accounting pronouncements discussed in the following section.

While the estimates and judgments associated with the application of these critical accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following lists the most critical accounting estimates used in preparing the consolidated financial statements which require the Company’s management to use significant judgment and estimates of amounts that are inherently uncertain:

•	Goodwill and Indefinite-lived Intangible Assets — The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment. These reviews of fair value involve judgment and estimates of discount rates, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions. The Company analyzed various discount rates, transaction multiples and cash flows for aggregated reporting units. A sensitivity analysis was prepared which indicated that if these assumptions were individually changed by 20%, there was no indication of impairment.

•	Allowance for Losses on Accounts Receivable — Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which the Company sells and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends. The Company’s concentration of risk is also monitored and at year-end 2006, the largest outstanding customer account balance was $4.3 million and the five largest account balances totaled $16.4 million. The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations.

•	Pensions — The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The 5.75% discount rate used for the qualified plan for U.S. employees was determined based on the Citigroup Pension Discount Curve for cash flows at the plan’s estimated liability duration of 13.5 years. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits. The 8.0% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions. The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits. The assumptions are similarly determined for each pension obligation. Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation. In 2007, a reduction in the expected return on plan assets of 0.25% would result in additional expense in fiscal 2007 of approximately

$0.2 million, while a reduction in the discount rate of 0.25% would result in additional expense of approximately $0.3 million for the Company’s qualified defined benefit pension plan for U.S. covered employees. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. The unrecognized net actuarial loss of $28.4 million at year-end 2006 is due primarily to prior changes in assumptions related to discount rates and expected asset returns and this actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans in accordance with SFAS No. 87.

•	Income Taxes — The Company is required to estimate and record income taxes payable for each of the U.S. and international jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book which result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal, state and international tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses.

RECENT RELEVANT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 is effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and is effective for the measurement date provisions for fiscal year 2009. The Company is currently evaluating the effect of SFAS No. 158 on its consolidated financial statements. However, based on the Company’s funded status as of November 30, 2006, the adoption of SFAS No. 158 is expected to decrease total shareholders’ equity by approximately $14,000, or 2.6%, net of deferred taxes. The ultimate amounts recorded are dependent on a number of factors, including the discount rate in effect at the next measurement date, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment upon adoption. Changes in those factors as well as any funding in 2007 could increase or decrease the expected impact of implementing SFAS No. 158 on the Company’s consolidated financial statements at November 30, 2007.

In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Adoption of this statement, which will be effective for the Company’s fiscal year 2008, is not anticipated to have a material impact on the Company’s financial statements, although additional disclosures may be required.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and will be effective for the Company’s fiscal year 2008. FIN 48 prescribes guidance for recognizing, measuring, reporting and disclosing a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the effects FIN 48 will have on its financial statements.

OUTLOOK

The Company expects that sales and diluted earnings per share will continue to grow in 2007, which would result in the 15th consecutive year of both sales and earnings per share growth. Diluted earnings per share are expected to be in the range of $1.67 to $1.77 in 2007. In future years, continued emphasis on cost reductions and price increases to customers within each business unit are expected to offset anticipated increased costs for energy and purchased materials, primarily metal and petroleum-based products, freight, energy and employee benefits.

These costs for the Company may change significantly based on future changes in the U.S. and world economies. The Company fully anticipates that sales and profits will improve as a result of sales initiatives, manufacturing productivity programs and cost reductions. If unfavorable economic conditions occur, the Company expects to implement cost reduction programs in response.

CLARCOR’s international growth is expected to continue at a rate higher than the Company’s domestic growth rate and significant currency movements could have an impact on sales and operating profit. Generally, a weaker U.S. dollar will contribute to higher sales and profits. During December 2006, the Company’s Chinese operation relocated to a larger manufacturing, warehouse and technical center complex to accommodate expected sales growth for the Company’s products in China and Asia.

CLARCOR anticipates that the development of its nanofiber technology will provide additional opportunities for its filter product lines. The Company expects delivery of a nanofiber manufacturing line in February 2007 and anticipates having that line in production later in the year.

Continued sales growth and increased operating profits are expected for the Engine/Mobile Filtration segment as product demand for aftermarket heavy-duty filtration products remains strong due in part to high levels of freight transport and railway usage to move goods worldwide. Growth is also expected due to new product introductions and from sales and marketing initiatives, including growth in sales to OEM dealers and increased sales of off-road filter applications for construction, mining and agricultural equipment. The Company does not expect the 2007 emissions regulations for heavy-duty trucks to have a material impact on sales.

During 2006, the Company began implementing a restructuring program in its Industrial/Environmental segment primarily to rationalize and relocate certain HVAC manufacturing plants to improve operating efficiencies and reduce manufacturing costs. The program will include eliminating certain unprofitable product lines and discontinuing sales of products to certain customers where the margins are unacceptable. The Company also expects to realize significant cost savings and efficiency benefits beginning in 2007 and continuing over the next several years which the Company expects will be substantially greater than the costs incurred to complete the restructuring program.

Sales growth for the Industrial/Environmental segment is also expected primarily due to continued growth in sales of specialty process liquid filters. The Company expects to begin manufacturing dust collector cartridges and filters used in oil drilling and fiber resin manufacturing in its new plant in China. The Company also remains optimistic that there will be a continued increase in demand for filtration systems sold into the capital goods markets. Although demand was weak earlier in 2006 for filters sold into the oil and gas market, an upturn in sales of these products in late 2006 is expected to continue in fiscal 2007 as a result of anticipated increases in drilling and exploration due to continuing demand and high prices for oil and gas.

The Packaging segment’s sales and profits are expected to grow more slowly in 2007 as customers continue to shift from metal packaging to plastic or plastic/metal combination packaging.

The Company expects to continue to make capital investments to improve productivity, increase manufacturing and distribution capacity, develop new filter media and new products and implement new enterprise planning systems.

The Company continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions, if completed, would expand the Company’s market base, distribution coverage or product offerings. However, prices of filtration company acquisitions have significantly increased in recent years and that may impact the Company’s successful completion of acquisitions. The Company has established financial standards that will continue to be vigorously applied in the review of all acquisition opportunities. CLARCOR believes that it has sufficient cash flow and borrowing capacity to continue its acquisition program.

FORWARD-LOOKING STATEMENTS

This 2006 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this 2006 Form 10-K, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

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

The Company believes that its expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from the Company’s expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. These and other uncertainties are discussed in the “Risk Factors” section of this 2006 Form 10-K. The future results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this 2006 Form 10-K. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this 2006 Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this 2006 Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required hereunder is included as part of Item 7 of this 2006 Form 10-K, under the subheading “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2006 Form 10-K on pages F-1 through F-30.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 2, 2006, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The management of CLARCOR is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 2, 2006.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 2, 2006, which report appears on page F-1 of this Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Certain information required hereunder is set forth in the Company’s Proxy Statement dated February 9, 2007 (the “Proxy Statement”) for the Annual Meeting of Shareholders to be held on March 26, 2007 under the caption “Election of Directors — Nominees for Election to the Board of Directors,” “— Information Concerning Nominees and Directors”, and “The Board of Directors — Committees of the Board of Directors” and “The Board of Directors — Code of Ethics” and is incorporated herein by reference. Additional information required hereunder is set forth in the Proxy Statement under the caption “Beneficial Ownership of the Company’s Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

On March 27, 2006, the Company filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards, as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this 2006 Form 10-K and to the annual report on form 10-K for the year ended December 3, 2005, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11.	Executive Compensation.

The information required hereunder is set forth in the Proxy Statement under the captions “Compensation of Executive Officers and Other Information”, and “Report of the Compensation Committee”, “The Board of Directors — Mettings and Fees” and “Performance Graph” and is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.

(a)(3) Exhibits

3.1		The registrant’s Second Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1998.
3	.1(a)	Amendment to ARTICLE FOURTH of the Second Restated Certificate of Incorporation. Incorporated by reference to the Company’s Proxy Statement dated February 18, 1999 for the Annual Meeting of Shareholders held on March 23, 1999.
3	.1(b)	Amendment to ARTICLE FOURTH of the Second Restated Certificate of Incorporation. Incorporated by reference to the Company’s Proxy Statement dated February 17, 2005 for the Annual Meeting of Shareholders held on March 21, 2005.
3.2		The registrant’s By-laws, as amended. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1995.
3.3		Certificate of Designation of Series B Junior Participating Preferred Stock of CLARCOR as filed with the Secretary of State of the State of Delaware on April 2, 1996. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A filed April 3, 1996.
4.2		Certain instruments defining the rights of holders of long-term debt securities of CLARCOR and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. CLARCOR hereby agrees to furnish copies of these instruments to the SEC upon request.
10.1		The registrant’s Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1984 (the “1984 10-K”). +
10.2		The registrant’s Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.2 to the 1984 10-K. +
10	.2(a)	The registrant’s 1994 Executive Retirement Plan. Incorporated by reference to Exhibit 10.2(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 1994 (“1994 10-K”). +
10	.2(b)	The registrant’s 1994 Supplemental Pension Plan. Incorporated by reference to Exhibit 10.2(b) to the 1994 10-K. +

10	.2(c)	The registrant’s Supplemental Retirement Plan (as amended and restated effective December 1, 1994). Incorporated by reference to Exhibit 10.2(c) to the 1994 10-K. +
10.3		The registrant’s 1984 Stock Option Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated March 2, 1984 for the Annual Meeting of Shareholders held on March 31, 1984. +
10.4		Form of Amended and Restated Employment Agreement with each of Sam Ferrise, Bruce A. Klein, David J. Lindsay and Richard M. Wolfson. Incorporated by Reference to Exhibit 10.4(a)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2000 (the “2000 10-K”). +
10	.4(a)	Employment Agreement with Norman E. Johnson dated July 1, 1997. Incorporated by reference to Exhibit 10.4(c) to the 1997 10-K. +
10	.4(b)	Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 17, 2000. Incorporated by Reference to Exhibit 10.4(c)(1) to the 2000 10-K. +
10	.4(c)	Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the 1997 10-K. +
10	.4(d)	Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit 10.4(e) to the 1997 10-K. +
10.5		The registrant’s 1994 Incentive Plan (the “1994 Plan”) as amended through June 30, 2000. Incorporated by Reference to Exhibit 10.5 to the 2000 10-K. +
10	.5(a)	Amendment to the 1994 Plan adopted December 18, 2000. Incorporated by Reference to Exhibit 10.5(a) to the 2000 10-K. +
10	.5(b)	The registrant’s 2004 Incentive Plan (the “2004 Plan”). Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 20, 2003 for the Annual Meeting of Shareholders held on March 24, 2003. +
10	.5(c)	Amendment to the 1994 Plan and to the 2004 Plan. Incorporated by reference to Exhibit 10.5(c) to the Company’s Annual Report for the fiscal year ended November 29, 2003 (the “2003 10-K”). +
10.6		Credit Agreement dated as of April 8, 2003 among CLARCOR Inc., the Lenders and Bank One, NA, as Agent. Incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q filed June 27, 2003.
*10	.7	Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including executive officers.
*10	.7(a)	Form of Restricted Stock Agreement used by Company for all employees receiving restricted stock units, including executive officers.
*10	.8	Summary of Compensation Paid to Non-Employee Directors and Named Executive Officers
*12	.1	Computation of Certain Ratios.
*13		The “11-Year Financial Review”
14		Code of Ethics for Chief Executive Officer and Senior Financial Officers. Incorporated by reference to Exhibit 14 to the 2003 10-K.
*21		Subsidiaries of the Registrant.
*23		Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of Norman E. Johnson, Chairman, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*31	.2	Certification of Bruce A. Klein, Vice President — Finance and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*32	.1	Certification of Norman E. Johnson, Chairman, President and Chief Executive Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Bruce A. Klein, Vice President — Finance and Chief Financial Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 1, 2007
CLARCOR Inc.
(Registrant)

By: /s/	Norman E. Johnson
Norman E. Johnson
Chairman of the Board, President &
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 1, 2007	By:	/s/ Norman E. Johnson
Norman E. Johnson Chairman of the Board, President & Chief Executive Officer and Director

Date: February 1, 2007	By:	/s/ Bruce A. Klein
Bruce A. Klein Vice President — Finance & Chief Financial Officer & Chief Accounting Officer

Date: February 1, 2007	By:	/s/ J. Marc Adam
J. Marc Adam Director

Date: February 1, 2007	By:	/s/ James W. Bradford, Jr.
James W. Bradford, Jr. Director

Date: February 1, 2007	By:	/s/ Robert J. Burgstahler
Robert J. Burgstahler Director

Date: February 1, 2007	By:	/s/ Paul Donovan
Paul Donovan Director

Date: February 1, 2007	By:	/s/ Robert H. Jenkins
Robert H. Jenkins Director

Date: February 1, 2007	By:	/s/ Philip R. Lochner, Jr.
Philip R. Lochner, Jr. Director

Date: February 1, 2007	By:	/s/ James L. Packard
James L. Packard Director

CLARCOR Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended November 30,
2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CLARCOR Inc.

We have completed integrated audits of CLARCOR Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 2, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CLARCOR and its subsidiaries at December 2, 2006 and December 3, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 2, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 2, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 2, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Louisville, Kentucky
January 31, 2007

CLARCOR Inc.

CONSOLIDATED BALANCE SHEETS
November 30, 2006 and 2005
(Dollars in thousands except per share data)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$29,051	$18,502
Restricted cash	1,619	—
Short-term investments	32,195	10,400
Accounts receivable, less allowance for losses of $12,548 for 2006 and $9,775 for 2005	158,157	152,755
Inventories	129,673	117,508
Prepaid expenses and other current assets	8,306	7,253
Deferred income taxes	21,339	18,515

Total current assets	380,340	324,933

Plant assets, at cost less accumulated depreciation	146,529	149,505
Goodwill	116,032	114,278
Acquired intangibles, less accumulated amortization	53,001	53,898
Pension assets	19,851	22,069
Deferred income taxes	829	521
Other noncurrent assets	10,934	10,068

Total assets	$727,516	$675,272

LIABILITIES
Current liabilities:
Current portion of long-term debt	$58	$233
Accounts payable and accrued liabilities	107,129	108,693
Income taxes	11,241	12,544

Total current liabilities	118,428	121,470

Long-term debt, less current portion	15,946	16,009
Postretirement health care benefits	4,466	4,239
Long-term pension liabilities	17,476	16,287
Deferred income taxes	27,159	26,184
Other long-term liabilities	4,876	6,267
Minority interests	1,656	1,983

Total liabilities	190,007	192,439

Contingencies
SHAREHOLDERS’ EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 60,000,000 shares, issued 51,082,083 in 2006 and 51,594,781 in 2005	51,082	51,595
Capital in excess of par value	3,400	21,458
Accumulated other comprehensive earnings (loss)	103	(4,637)
Retained earnings	482,924	414,417

Total shareholders’ equity	537,509	482,833

Total liabilities and shareholders’ equity	$727,516	$675,272

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF EARNINGS
for the years ended November 30, 2006, 2005 and 2004
(Dollars in thousands except per share data)

	2006	2005	2004

Net sales	$904,347	$873,974	$787,686
Cost of sales	628,864	608,242	547,058

Gross profit	275,483	265,732	240,628
Selling and administrative expenses	149,155	147,240	142,451

Operating profit	126,328	118,492	98,177

Other income (expense):
Interest expense	(814)	(636)	(446)
Interest income	1,727	928	385
Other, net	(300)	(862)	944

	613	(570)	883

Earnings before income taxes and minority interests	126,941	117,922	99,060
Provision for income taxes	43,795	40,968	34,717

Earnings before minority interests	83,146	76,954	64,343
Minority interests in earnings of subsidiaries	(436)	(561)	(346)

Net earnings	$82,710	$76,393	$63,997

Net earnings per common share:
Basic	$1.60	$1.48	$1.26
Diluted	$1.59	$1.46	$1.24

Average number of common shares outstanding:
Basic	51,570,165	51,658,347	50,984,314
Diluted	52,176,515	52,215,689	51,506,738

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended November 30, 2006, 2005 and 2004
(Dollars in thousands except per share data)

	Common Stock					Accumulated
	Issued		In Treasury		Capital in	Other
	Number		Number		Excess of	Comprehensive	Retained
	of Shares	Amount	of Shares	Amount	Par Value	(Loss) Earnings	Earnings	Total

Balance, November 30, 2003	50,618,254	$25,309	—	$—	$19,998	$(936)	$326,021	$370,392

Net earnings	—	—	—	—	—	—	63,997	63,997
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	(1,229)	—	(1,229)
Translation adjustments	—	—	—	—	—	3,836	—	3,836

Total comprehensive earnings								66,604

Stock options exercised	530,082	265	—	—	(2,667)	—	—	(2,402)
Tax benefit applicable to stock options	—	—	—	—	5,378	—	—	5,378
Issuance of stock under award plans	74,718	38	—	—	1,286	—	—	1,324
Cash dividends — $0.2513 per common share	—	—	—	—	—	—	(12,834)	(12,834)

Balance, November 30, 2004	51,223,054	25,612	—	—	23,995	1,671	377,184	428,462

Net earnings	—	—	—	—	—	—	76,393	76,393
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	(2,110)	—	(2,110)
Translation adjustments	—	—	—	—	—	(4,198)	—	(4,198)

Total comprehensive earnings								70,085

Stock options exercised	602,897	479	—	—	(1,669)	—	—	(1,190)
Tax benefit applicable to stock options	—	—	—	—	6,789	—	—	6,789
Issuance of stock under award plans	137,030	97	—	—	2,436	—	—	2,533
Stock split	—	25,775	—	—	—	—	(25,775)	—
Purchase treasury stock	—	—	(368,200)	(10,461)	—	—	—	(10,461)
Retire treasury stock	(368,200)	(368)	368,200	10,461	(10,093)	—	—	—
Cash dividends — $0.2588 per common share	—	—	—	—	—	—	(13,385)	(13,385)

Balance, November 30, 2005	51,594,781	51,595	—	—	21,458	(4,637)	414,417	482,833

Net earnings	—	—	—	—	—	—	82,710	82,710
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	166	—	166
Translation adjustments	—	—	—	—	—	4,574	—	4,574

Total comprehensive earnings								87,450

Stock options exercised	388,492	388	—	—	1,974	—	—	2,362
Tax benefit applicable to stock options	—	—	—	—	3,540	—	—	3,540
Issuance of stock under award plans	98,810	99	—	—	2,474	—	—	2,573
Purchase treasury stock	—	—	(1,000,000)	(28,909)	—	—	—	(28,909)
Retire treasury stock	(1,000,000)	(1,000)	1,000,000	28,909	(27,909)	—	—	—
Stock option expense	—	—	—	—	1,863	—	—	1,863
Cash dividends — $0.2750 per common share	—	—	—	—	—	—	(14,203)	(14,203)

Balance, November 30, 2006	51,082,083	$51,082	—	$—	$3,400	$103	$482,924	$537,509

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net earnings	$82,710	$76,393	$63,997
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	20,891	19,749	18,241
Amortization	2,188	1,338	910
Minority interests in earnings of subsidiaries	436	561	346
Net loss (gain) on dispositions of plant assets	433	(53)	(522)
Stock-based compensation expense	2,597	836	770
Excess tax benefit from stock-based compensation	(3,490)	—	—
Changes in assets and liabilities, net of business acquisitions:
Restricted cash	(1,619)	—	—
Short-term investments	(21,795)	(5,300)	(2,600)
Accounts receivable	(4,702)	(7,957)	(13,152)
Inventories	(11,384)	(395)	(11,303)
Prepaid expenses and other current assets	(1,037)	(2,081)	831
Other noncurrent assets	(312)	(661)	1,056
Accounts payable and accrued liabilities	(5,167)	(8,148)	7,123
Pension assets and liabilities, net	4,057	4,059	(2,936)
Income taxes	2,237	11,271	4,994
Deferred income taxes	(2,462)	(266)	4,051

Net cash provided by operating activities	63,581	89,346	71,806

Cash flows from investing activities:
Additions to plant assets	(17,588)	(24,032)	(22,352)
Business acquisitions, net of cash acquired	(4,627)	(28,133)	(41,893)
Dispositions of plant assets	373	653	2,071
Other, net	500	—	(35)

Net cash used in investing activities	(21,342)	(51,512)	(62,209)

Cash flows from financing activities:
Proceeds (payments) under multicurrency revolving credit agreements	—	(7,500)	7,500
Payments on long-term debt	(554)	(811)	(519)
Sales of capital stock under stock option and employee purchase plans	6,535	5,790	2,703
Excess tax benefit from stock-based compensation	3,490	—	—
Purchase of treasury stock	(28,909)	(10,461)	—
Cash dividends paid	(14,203)	(13,385)	(12,834)
Other, net	—	(9,332)	4,213

Net cash provided by (used in) financing activities	(33,641)	(35,699)	1,063

Net effect of exchange rate changes on cash	1,951	(1,053)	912

Net change in cash and cash equivalents	10,549	1,082	11,572
Cash and cash equivalents, beginning of year	18,502	17,420	5,848

Cash and cash equivalents, end of year	$29,051	$18,502	$17,420

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A.	Accounting Policies

Principles of Consolidation

The consolidated financial statements include all domestic and foreign subsidiaries that are more than 50% owned and controlled. CLARCOR Inc. and its subsidiaries are hereinafter collectively referred to as the “Company” or CLARCOR. The Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.

Use of Management’s Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Accounting Period

The Company’s fiscal year ends on the Saturday closest to November 30. The fiscal year ended December 2, 2006 was comprised of fifty-two weeks. The fiscal year ended December 3, 2005 was comprised of fifty-three weeks, and the fiscal year ended November 27, 2004 was comprised of fifty-two weeks. In the consolidated financial statements, all fiscal years are shown to begin as of December 1 and end as of November 30 for clarity of presentation.

Reclassifications

Certain amounts in previously issued financial statements were reclassified to conform to the fiscal 2006 presentation. These reclassifications had no effect on total assets, operating cash flows or reported earnings.

Cash and Cash Equivalents, Restricted Cash and Short-term Investments

All highly liquid investments with a maturity of three months or less when purchased or that are readily saleable are considered to be cash and cash equivalents. Restricted cash primarily represents cash balances held by a German bank as collateral for certain guarantees of an overseas subsidiary. Current restricted cash correlates with guarantees that expire within one year. The Company also has $663 of noncurrent restricted cash recorded in other noncurrent assets.

Short-term investments include auction rate securities and variable rate demand notes classified as trading securities. These securities are carried at fair value, with unrealized holding gains and losses, if any, reported in investment income. There were no unrealized holding gains or losses in any year presented.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. The carrying value of cash and cash equivalents, restricted cash and short-term investments approximates fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Derivatives

During the years presented, the Company did not make any significant use of derivatives. However, from time-to-time, the Company may make limited use of derivative financial instruments to manage certain interest rate and foreign currency risks. Interest rate swap agreements could be utilized to convert certain floating rate debt into fixed rate debt. Cash flows related to interest rate swap agreements would be included in interest expense over the terms of the agreements.

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

Comprehensive Earnings

Foreign currency translation adjustments and minimum pension liability adjustments are included in other comprehensive earnings, net of tax.

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	2006	2005	2004

Minimum pension liability, net of tax	$(3,778)	$(3,944)	$(1,834)
Translation adjustments, net of tax	3,881	(693)	3,505

Accumulated other comprehensive earnings / (loss)	$103	$(4,637)	$1,671

The minimum pension liability is net of tax of $2,243, $2,373 and $1,089 for the years ended November 30, 2006, 2005 and 2004, respectively. The translation adjustment is net of tax of $155 for the years ended November 30, 2006 and 2005. There was no tax effect of the translation adjustment for fiscal 2004.

Stock-based Compensation

Effective December 4, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on December 4, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123 (SFAS 123). The Company determined the fair value of these awards using the Black-Scholes option pricing model. The Company also adopted the non-substantive vesting period approach for attributing stock compensation to individual periods for awards with retirement eligibility options, which requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved. For those who are already retirement eligible on the date of grant, compensation expense is recognized immediately. This change will not affect the overall amount of compensation expense recognized and had an immaterial effect on the amount recorded in fiscal year 2006.

Prior to adoption, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the disclosure-only provisions of SFAS 123 applying the nominal vesting period approach. Therefore, the Company did not recognize compensation expense prior to fiscal 2006 in association with options granted. As a result of adopting the standard, the Company recorded pre-tax compensation expense related to the fair value of vested stock options of $1,863 and related tax benefits of $652 for the year ended November 30, 2006. This reduced net earnings by $1,211 and diluted earnings per share (EPS) by approximately $0.02 for the year ended November 30, 2006. The Company also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

recorded $734 in pretax compensation expense related to its restricted share units for the year ended November 30, 2006. The tax benefit associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock-based compensation was $3,490 for the year ended November 30, 2006. This reduced cash flows from operating activities and increased cash flows from financing activities compared to amounts that would have been reported if the standard had not been adopted.

If the Company had determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates consistent with the method of SFAS 123, the Company’s pro forma net earnings and basic and diluted earnings per share (EPS) would have been as follows.

	2005	2004

Net earnings, as reported	$76,393	$63,997
Add stock-based compensation expense, net of tax, included in net earnings	531	489
Less total stock-based compensation expense under the fair value-based method, net of tax	(8,486)	(4,362)

Pro forma net earnings	$68,438	$60,124

Basic EPS, as reported	$1.48	$1.26
Pro forma basic EPS	$1.32	$1.18
Diluted EPS, as reported	$1.46	$1.24
Pro forma diluted EPS	$1.31	$1.17

On November 18, 2005, the Board of Directors approved a grant of 386,375 options that were fully vested on the date of grant. On March 22, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of nonqualified stock options granted on December 12, 2004 to current employees, including executive officers. All of these options had an exercise price greater than the then-market price per share and provided for vesting at the rate of 25% per year beginning on the first anniversary of the date of grant. Approximately $6,000 of pre-tax compensation expense related to these two grants was included in the determination of pro forma earnings during 2005 that otherwise would have been recorded as stock option expense in accordance with SFAS 123R over future years. This reduced the amount of pre-tax compensation expense that would have been recorded in 2006 by approximately $1,500.

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

Plant Assets

Depreciation is determined primarily by the straight-line method for financial statement purposes and by the accelerated method for tax purposes. The provision for depreciation is based on the estimated useful lives of the assets (15 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment). It is the policy of the Company to capitalize the cost of renewals and betterments and to charge to expense the cost of current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

maintenance and repairs. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s books and the resulting gain or loss is reflected in earnings.

Goodwill and Other Intangible Assets

The Company recognizes the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment on an annual basis and between annual tests in certain circumstances. Impairment losses would be recognized whenever the fair value of goodwill is less than its carrying value.

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, either individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Most of the Company’s trade names and trademarks have indefinite useful lives and are subject to impairment testing. All other acquired intangible assets, including patents (average fourteen year life) and other identifiable intangible assets with lives ranging from three to thirty years, are being amortized using the straight-line method over the estimated periods to be benefited. The Company reviews the lives of its definite-lived intangible assets annually, and, if necessary, impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Impairment of Long-Lived Assets

The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including associated identifiable intangible assets and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Exit or Disposal Activities

The Company accounts for costs relating to exit or disposal activities under SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring.

Income Taxes

The Company provides for income taxes and recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Revenue Recognition

Revenue is recognized when product ownership and risk of loss have transferred to the customer or performance of services is complete and the Company has no remaining obligations regarding the transaction. Estimated discounts and rebates are recorded as a reduction of sales in the same period revenue is recognized. Shipping and handling costs are recorded as revenue when billed to customers.

Product Warranties

The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time existence of the claims is known and the amounts are reasonably determinable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Research and Development

The Company charges research and development costs relating to the development of new products or the improvement or redesign of its existing products to expense when incurred. These costs totaled approximately $9,748 in 2006, $9,490 in 2005 and $7,950 in 2004.

Self-Insurance

The Company self-insures for certain insurable risks, primarily workers’ compensation, general liability, property losses and employee medical coverage. Insurance coverage is generally obtained for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. Liabilities are determined using independent actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, anticipated recoveries are recorded in the same lines in the Consolidated Statements of Earnings in which the losses were recorded based on management’s best estimate of amounts due from insurance providers.

Guarantees

The Company has provided letters of credit totaling approximately $26,407 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

Asset Retirement Obligations

The Company accounts for obligations associated with retirements of long-lived assets under SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), which was effective for the Company beginning in fiscal 2006. FIN 47 clarifies that the term “conditional asset retirement obligation,” as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. However, the obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. FIN 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Adoption of FIN 47 did not have an impact on the Company’s financial statements.

New Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in comprehensive income in the year in which the changes occur. SFAS 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS 158 is effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and is effective for the measurement date provisions for fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The Company is currently evaluating the effect of SFAS 158 on its consolidated financial statements. However, based on the Company’s funded status as of November 30, 2006, the adoption of SFAS 158 is expected to decrease total shareholders’ equity by approximately $14,000, net of deferred tax. The ultimate amounts recorded are dependent on a number of factors, including the discount rate in effect at the next measurement date, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment upon adoption. Changes in those factors as well as any funding in 2007 could increase or decrease the expected impact of implementing SFAS 158 on the Company’s consolidated financial statements at November 30, 2007.

In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company’s fiscal year 2008. Adoption of this statement is not expected to have a material impact on the Company’s financial statements, although additional disclosures may be required.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and will be effective for the Company’s fiscal year 2008. FIN 48 prescribes guidance for recognizing, measuring, reporting and disclosing a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the effects FIN 48 will have on its financial statements.

B.	Acquisitions and Purchase of Minority Interest

In April 2006, the Company acquired two businesses for approximately $2,843 in cash, net of cash received. One was a filter distributorship based in Minnesota which became a wholly-owned subsidiary of the Company and was included in the Industrial/Environmental Filtration segment beginning in the second quarter of 2006. This acquisition will expand the Company’s customer base in liquid process filtration. In the other transaction, the Company acquired certain assets of a manufacturer and distributor of heavy-duty engine air filters based in Oklahoma in order to expand the Company’s product base and realize certain cost savings. These assets were combined into an existing subsidiary of the Company within the Engine/Mobile Filtration segment and the results were included in the Company’s consolidated results of operations from the date of acquisition.

An allocation of the purchase prices for these two acquisitions has been made to major categories of assets and liabilities. The $672 excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements valued at $91 and customer relationships valued at $1,195, which will be amortized on a straight-line basis over three years and ten to twenty years, respectively. The acquisitions are not material to the results of the Company.

On June 1, 2006, the Company purchased the minority owners’ interest in a consolidated affiliate in South Africa for approximately $2,230 of which $1,644 was paid and the remainder will be paid in 2007 based on fiscal 2006 results. In addition, there will be a payment estimated to be approximately $225 to be paid in 2008 based on fiscal 2007 results. As a result of this transaction, the Company recorded $113 as goodwill. The purchase is not material to the results of the Company.

On November 1, 2005, the Company acquired Martin Kurz & Co., Inc. (MKI), a privately-owned Mineola, New York manufacturer of sintered porous metal laminates used in screening and filtration products for a wide array of industries, including pharmaceutical, petrochemical, aerospace, paper and chemical process industries, for approximately $24,621 net of cash received, including acquisition expenses. During 2006, the Company paid an additional $140 related to a working capital adjustment and final settlement with the sellers, and final payment of certain acquisition expenses. This payment, along with a revised estimate of liabilities assumed and finalization of the appraisal of acquired assets, increased goodwill by $117. The purchase price was paid in cash with available funds. MKI’s sales for the most recent twelve months prior to acquisition were approximately $12,000. The acquisition would not have significantly affected net earnings and earnings per share of the Company for prior fiscal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

years. MKI was acquired to expand the Company’s product line and technical capabilities in filter manufacturing. MKI was included in the Industrial/Environmental Filtration segment from the date of acquisition.

The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The initial purchase price was based on the net assets of the business acquired as shown on an October 31, 2005, balance sheet which was subject to a final adjustment. The allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired from MKI resulted in $9,231 recorded as goodwill. In addition, based on an independent appraisal, the Company recognized $8,600 for customer relationships that will be amortized over twelve years, $267 for trademarks that will be amortized over twenty years and $1,700 as other acquired intangibles which will be amortized over five to ten years.

Following is a condensed balance sheet based on fair values of the assets acquired and liabilities assumed.

Cash	$244
Accounts receivable, less allowance for losses	1,312
Inventory, net	468
Prepaid assets	59
Plant assets	3,493
Goodwill	9,231
Other acquired intangibles	10,567

Total assets acquired	25,374
Accounts payable and accrued liabilities	(369)

Net assets acquired	$25,005

On March 1, 2005, the Company acquired Niagara Screen Products Limited (Niagara), a manufacturer of woven wire and metallic screening and filtration products, located in St. Catharines, Ontario, Canada for $3,356 in cash. Niagara became a wholly-owned subsidiary of the Company and is included in the Industrial/Environmental Filtration segment from the date of acquisition. The allocation of the excess of purchase price over the fair value of the tangible and identifiable intangible assets acquired for Niagara resulted in $2,164 recorded as goodwill. In addition, the Company recognized $53 for customer relationships that are being amortized over twenty years. The Company also recorded $382 as exit costs for terminated employees and $78 as plant shutdown costs, both of which were paid during fiscal year 2005. The acquisition would not have significantly affected net earnings and earnings per share of the Company for prior fiscal years.

On September 15, 2004, the Company acquired certain assets of United EFP, a privately-owned manufacturer of woven wire and metallic screening and filtration products for the plastic and polymer fiber industries, operating through two manufacturing facilities in Houston, Texas and Shelby, North Carolina for approximately $37,188 net of cash received, including acquisition expenses. The purchase price was paid in cash with available funds and proceeds from a revolving credit facility. During 2005, the purchase price was finalized resulting in a $60 payment by the seller to the Company. An increase to goodwill of $282 was recorded primarily as a result of the net settlement payment, entries associated with the valuation of accounts receivable and liabilities assumed and final payment of acquisition expenses. United EFP was renamed Purolator EFP (PEFP) and became a wholly-owned subsidiary reported as part of the Industrial/Environmental Filtration segment. PEFP’s sales in the most recent twelve-month period prior to the acquisition were approximately $25,000. PEFP was acquired in order to expand the Company’s product line and provide strategic growth opportunities, particularly in liquid process filtration applications. The acquisition would not have significantly affected net earnings and earnings per share of the Company for prior fiscal years.

The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The purchase price was based on the net assets of the business acquired as shown on a September 14, 2004, balance sheet which was subject to a final adjustment. The allocation of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired for PEFP resulted in $16,357 recorded as goodwill in 2004. In addition, the Company recognized $5,204 for customer relationships that are being amortized over twenty years, $18 as indefinite-lived trademarks and $560 as other acquired intangibles that are being amortized over three years.

Following is a condensed balance sheet based on fair values of the assets acquired and liabilities assumed.

Cash	$2
Accounts receivable, less allowance for losses	2,980
Inventory, net	3,679
Prepaid assets	62
Plant assets	9,555
Goodwill	16,639
Other acquired intangibles	5,782

Total assets acquired	38,699
Accounts payable and accrued liabilities	(1,569)

Net assets acquired	$37,130

On March 1, 2004, the Company acquired certain assets of Filtrel Group, a Luton, England manufacturer and distributor of heavy-duty engine air filters for approximately $4,871 in cash. As a result of the acquisition, the assets were combined into existing subsidiaries of the Company in the Engine/Mobile Filtration segment. An allocation of the purchase price was made to major categories of assets and liabilities. The $3,598 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included a noncompete agreement valued by an independent appraiser at $115, which was amortized on a straight-line basis over two years. The Company also recorded $50 as exit costs for terminated employees. This amount was paid during fiscal 2004. The acquisition is not material to the results of the Company.

C.	Inventories

Inventories are valued at the lower of cost or market determined on the first-in, first-out (FIFO) method of inventory costing which approximates current cost. Inventories are summarized as follows:

	2006	2005

Raw materials	$45,986	$42,205
Work in process	19,987	17,057
Finished products	63,700	58,246

	$129,673	$117,508

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

D.	Plant Assets

Plant assets at November 30, 2006 and 2005 were as follows:

	2006	2005

Land	$7,156	$7,153
Buildings and building fixtures	87,561	81,587
Machinery and equipment	255,760	253,191
Construction in process	10,000	13,285

	360,477	355,216
Less accumulated depreciation	213,948	205,711

	$146,529	$149,505

E.	Goodwill and Acquired Intangibles

The following table reconciles the activity for goodwill by reporting unit for fiscal years 2006 and 2005.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total

Balance at November 30, 2004	$16,249	$86,925	$—	$103,174
Acquisitions	—	11,560	—	11,560
Currency translation adjustments	(571)	115	—	(456)

Balance at November 30, 2005	15,678	98,600	—	114,278
Acquisitions	303	599	—	902
Currency translation adjustments	766	86	—	852

Balance at November 30, 2006	$16,747	$99,285	$—	$116,032

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total

Balance at November 30, 2005:
Trademarks, gross	$603	$29,158	$—	$29,761
Less accumulated amortization	—	—	—	—

Trademarks, net	$603	$29,158	$—	$29,761

Customer relationships, gross	$943	$16,500	$—	$17,443
Less accumulated amortization	283	1,214	—	1,497

Customer relationships, net	$660	$15,286	$—	$15,946

Other acquired intangibles, gross	$207	$12,724	$—	$12,931
Less accumulated amortization	193	4,547	—	4,740

Other acquired intangibles, net	$14	$8,177	$—	$8,191

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total

Balance at November 30, 2006:
Trademarks, gross	$603	$29,157	$—	$29,760
Less accumulated amortization	—	14	—	14

Trademarks, net	$603	$29,143	$—	$29,746

Customer relationships, gross	$1,970	$16,666	$—	$18,636
Less accumulated amortization	408	2,340	—	2,748

Customer relationships, net	$1,562	$14,326	$—	$15,888

Other acquired intangibles, gross	$241	$12,782	$—	$13,023
Less accumulated amortization	214	5,442	—	5,656

Other acquired intangibles, net	$27	$7,340	$—	$7,367

The Company has completed an annual impairment review at each year-end, with no indication of impairment of goodwill. In performing the impairment reviews, the Company estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates, terminal value and the aggregation of reporting unit components. The Company further assessed the reasonableness of these estimates by using valuation methods based on market multiples and recent acquisition transactions.

The Company performed annual impairment tests on its indefinite-lived intangibles as of November 30, 2006 and 2005 using the relief-from-royalty method to determine the fair value of its trademarks and trade names. There was no impairment as the fair value was greater than the carrying value for these indefinite-lived intangibles as of these dates.

In addition, the Company reassessed the useful lives and classification of identifiable finite-lived intangible assets at each year-end and determined that they continue to be appropriate. Amortization expense was $2,188, $1,338 and $910 for the years ended November 30, 2006, 2005 and 2004, respectively. The estimated amounts of amortization expense for the next five years are: $2,128 in 2007, $1,943 in 2008, $1,924 in 2009, $1,908 in 2010 and $1,853 in 2011.

F.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at November 30, 2006 and 2005 were as follows:

	2006	2005

Accounts payable	$50,273	$49,239
Accrued salaries, wages and commissions	14,147	16,649
Compensated absences	7,333	7,632
Accrued insurance liabilities	11,799	12,053
Other accrued liabilities	23,577	23,120

	$107,129	$108,693

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Changes in the Company’s warranty accrual, which is included in other accrued liabilities above, during the year ended November 30, 2006 are as follows:

Balance at November 30, 2005	$1,122
Accruals for warranties issued during the period	1,023
Accruals related to pre-existing warranties	(22)
Settlements made during the period	(789)
Other adjustments, primarily currency translation	152

Balance at November 30, 2006	$1,486

G.	Restructuring Charges

As announced in July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (HVAC) filter manufacturing operations within its Industrial/Environmental filtration segment. The purpose of the program is to pursue an increase in the Company’s overall segment operating margin from its current mid-single digit margins to an overall 10% margin. As part of this program, the Company discontinued production at an HVAC filter manufacturing plant in Kenly, North Carolina in November 2006. Severance costs of $164 were accrued and paid during fiscal 2006 and were included in cost of sales in the Industrial/Environmental segment. Minimal additional charges related to contract termination costs and facilities consolidation costs were recognized when the Company exited a lease related to that facility. The Company does not expect to incur any additional exit-related costs associated with the closing of the Kenly plant.

Also during fiscal year 2006, the Company announced a plan to merge two of its manufacturing facilities in order to realize cost savings and efficiency benefits. At the end of August 2006, the Company terminated manufacturing at one of its European facilities. The Company recorded a $446 severance charge for one-time termination benefits paid to employees who were involuntarily terminated during 2006. This charge, of which $380 was paid in fiscal 2006, is included in cost of sales in the Industrial/Environmental filtration segment. The remaining unpaid liability of $66 at November 30, 2006 is expected to be paid during the first quarter of fiscal 2007. The Company does not expect to incur any additional exit-related costs associated with the closing of this facility.

H.	Long-Term Debt

Long-term debt at November 30, 2006 and 2005 consisted of the following:

	2006	2005

Industrial Revenue Bonds, at weighted average interest rates of 3.62% and 3.11% at year-end	$15,820	$15,820
Other	184	422

	16,004	16,242
Less current portion	58	233

	$15,946	$16,009

A fair value estimate of $15,775 and $16,004 for long-term debt in 2006 and 2005, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.

In April 2003, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $165,000. The credit agreement provides that loans may be made under a selection of currencies and rate formulas. The interest rate is based upon either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Facility fees and other fees on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

entire loan commitment are payable for the duration of this facility. There were no amounts outstanding under this agreement at November 30, 2006 or 2005.

Borrowings under the credit facility are unsecured, but are guaranteed by subsidiaries of the Company. The agreement related to this borrowing contains certain restrictive covenants that include maintaining minimum consolidated net worth, limiting new borrowings, maintaining minimum interest coverage and restricting certain changes in ownership. The Company was in compliance with these covenants throughout fiscal years 2006 and 2005. This agreement also includes a $40,000 letter of credit subline, against which $8,491 in letters of credit had been issued at November 30, 2006 and 2005.

As of November 30, 2006 and 2005, the industrial revenue bonds include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031 and $8,410 issued in cooperation with the South Dakota Economic Development Finance Authority due February 1, 2016. The interest rate on these bonds is reset weekly.

Required principal maturities of long-term debt for the next five fiscal years ending November 30 approximate: $58 in 2007, $56 in 2008, $47 in 2009, $23 in 2010, $-0- in 2011 and $15,820 thereafter.

Interest paid totaled $584, $483 and $278 during 2006, 2005 and 2004, respectively.

I.	Leases

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through December 2015. Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses. Commitments for minimum rentals under noncancelable leases at November 30, 2006 for the next five years are: $9,858 in 2007, $7,927 in 2008, $5,407 in 2009, $4,145 in 2010 and $2,911 in 2011. Rent expense totaled $9,814, $11,026 and $10,316 for the years ended November 30, 2006, 2005 and 2004, respectively.

J.	Pension and Other Postretirement Plans

The Company has defined benefit pension plans and postretirement health care plans covering certain current and retired employees.

Effective January 1, 2004, the Company froze participation in one of its defined benefit plans. Certain current plan participants will continue to participate in the plan while other current participants will not accrue future benefits under the plan but will participate in an enhanced defined contribution plan which offers an increased company match.

The Company’s policy is to contribute to the qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit payments, and to contribute to the postretirement benefit plan an amount equal to the benefit payments. During 2007, the minimum required contribution for the U.S. pension plans is expected to be zero. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. The Company did not make a contribution to the qualified U.S. pension plan in 2006 or 2005. The Company has not determined whether it will make a voluntary contribution to the U.S. qualified plan in 2007; however, it does expect to contribute $279 to the U.S. nonqualified plan, $534 to the non-U.S. plan and $279 to the postretirement benefit plan to pay benefits during 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The following table shows reconciliations of the pension plans and other postretirement plan benefits as of November 30, 2006 and 2005. The accrued pension benefit liability includes an unfunded benefit obligation of $15,362 and $18,307 as of November 30, 2006 and 2005, respectively, related to nonqualified plans. In addition to the plan assets related to qualified plans, the Company has funded approximately $1,234 and $1,374 at November 30, 2006 and 2005, respectively, in a restricted trust for its nonqualified plans. This trust is included in other noncurrent assets in the Company’s Consolidated Balance Sheets.

			Other
	Pension Benefits		Postretirement Benefits
	2006	2005	2006		2005

Change in benefit obligation:
Benefit obligation at beginning of year	$126,967	$116,520		$1,770		$1,994
Currency translation	1,264	(754)		—		—
Service cost	3,329	3,755		20		30
Interest cost	6,352	6,236		82		103
Plan participants’ contributions	510	90		—		—
Actuarial (gains) / losses	(1,851)	6,027		(258)		(295)
Benefits paid	(5,333)	(4,907)		(602)		(881)
Retiree contributions	—	—		467		819

Benefit obligation at end of year	$131,238	$126,967		$1,479		$1,770

Change in plan assets:
Fair value of plan assets at beginning of year	$100,131	$96,531		$—		$—
Currency translation	956	(563)		—		—
Actual return on plan assets	14,043	8,519		—		—
Employer contribution	189	201		—		—
Plan participants’ contributions	87	90		—		—
Benefits paid	(5,059)	(4,647)		—		—

Fair value of plan assets at end of year	$110,347	$100,131		$—		$—

Reconciliation of funded status:
Accumulated benefit obligation	$123,965	$115,890	$	n / a	$	n / a
Additional benefit obligation for future salary increases	7,273	11,077		n / a		n / a

Benefit obligation	131,238	126,967		1,479		1,770
Fair value of plan assets	110,347	100,131		—		—

Funded status	(20,891)	(26,836)		(1,479)		(1,770)
Unrecognized prior service cost	929	1,216		(1,463)		(1,586)
Unrecognized net actuarial loss / (gain)	28,370	38,099		(1,314)		(1,160)

Net amount recognized	$8,408	$12,479		$(4,256)		$(4,516)

Amounts recognized in the Consolidated Balance Sheets include:
Prepaid benefit cost	$19,851	$22,069		$—		$—
Accrued benefit liability	(18,289)	(16,893)		(4,256)		(4,516)
Other noncurrent assets	826	986		—		—
Accumulated other comprehensive loss, pretax	6,020	6,317		—		—

Net amount recognized	$8,408	$12,479		$(4,256)		$(4,516)

Assumptions:
Discount rate-qualified plans	5.75%	5.50%		5.50%		5.00%
Discount rate-nonqualified plan	5.25%	5.00%		n / a		n / a
Rate of compensation increase-qualified plans	4.00%	4.00%		n / a		n / a
Rate of compensation increase-nonqualified plan	0.00%	6.50%		n / a		n / a
Measurement date	11/01/06	11/01/05		11/01/06		11/01/05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The assumptions for the discount rate, rate of compensation increase and expected rate of return and the asset allocations related to the non-U.S. plan are not materially different than for the U.S. plans. The discount rate is used to calculate the present value of the projected benefit obligation. The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the universe of bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plan. The difference in the discount rates between the qualified, the nonqualified and the other postretirement plan is due to different expectations as to the period of time in which plan members will participate in the various plans. In general, higher discount rates correspond to longer participation periods.

The rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits in the pay-related plans. The Company considers the impact of profit-sharing payments, merit increases and promotions in setting the salary increase assumption as well as possible future inflation increases and its impact on salaries paid to plan participates in the locations where the Company has facilities. For the nonqualified plan, the rate of compensation is assumed to be zero. The liability is based on the three highest consecutive compensation years for a small group of active participants. It is unlikely that future compensation will exceed the highest level already achieved over three consecutive past years.

The U.S. plan’s target allocation is 70% equity securities, 25% debt securities and 5% real estate. The target allocation is based on the Company’s desire to maximize total return considering the long-term funding objectives of the pension plans but may change in the future. With advice from independent investment managers, plan assets are diversified to achieve a balance between risk and return. The Company’s expected long-term rate of return considers historical returns on plan assets as well as future expectation given the current and target asset allocation and current economic conditions with input from investment managers and actuaries. The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns.

As of the November 1 measurement date, the actual pension asset allocations were as follows:

	2006	2005

Equity securities	70.6%	71.9%
Debt securities	23.4%	24.8%
Real estate and other	6.0%	3.3%

	100.0%	100.0%

The expected pension benefit payments for the next ten fiscal years are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2007	$5,398	$279
2008	16,340	251
2009	5,867	214
2010	11,079	181
2011	6,256	151
2012-2016	35,314	458

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

	Pension Benefits
	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$3,329	$3,755	$3,473
Interest cost	6,352	6,236	5,906
Expected return on plan assets	(7,448)	(7,483)	(6,963)
Amortization of unrecognized:
Prior service cost	158	146	158
Net actuarial loss	2,031	2,105	1,375

Net periodic benefit cost	$4,422	$4,759	$3,949

Assumptions:
Discount rate-qualified plans	5.50%	5.50%	6.00%
Discount rate-nonqualified plan	5.00%	5.50%	6.00%
Expected return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increase-qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase-nonqualified plan	6.50%	6.50%	6.50%
Measurement date	11/01/05	11/01/04	11/01/03

For the determination of 2007 expense, the Company will not change its assumptions for the long-term return on assets or the rate of compensation increase on its qualified plan; however, it will increase its discount rate to 5.75% on its qualified U.S. pension plan and to 5.25% on its nonqualified U.S. pension plan and lower the salary assumption to zero on its nonqualified plan, which will decrease fiscal 2007 expense approximately $1,500.

The postretirement obligations represent a fixed dollar amount per retiree. The Company has the right to modify or terminate these benefits. The participants will assume substantially all future health care benefit cost increases, and future increases in health care costs will not increase the postretirement benefit obligation or cost to the Company. Therefore, the Company has not assumed any annual rate of increase in the per capita cost of covered health care benefits for future years. The prescription drug benefits provided by this plan are not actuarially equivalent to Medicare Part D; therefore, the Company will not receive a government subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company discontinued the prescription drug benefit portion of its plan effective January 31, 2006. This change did not have a material effect on fiscal 2006 expense or liability. The components of net periodic benefit cost for postretirement health care benefits are shown below.

	Other Postretirement Benefits
	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$20	$30	$124
Interest cost	82	103	217
Amortization of unrecognized:
Prior service cost	(122)	(122)	—
Net actuarial gain	(105)	(77)	(32)

Net periodic benefit cost	$(125)	$(66)	$309

Assumptions:
Discount rate	5.00%	5.50%	6.00%
Measurement date	11/01/05	11/01/04	11/01/03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007. As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants. The Company will increase its discount rate assumption to 5.50% in 2007 for its other postretirement benefits plan, which will not significantly affect the fiscal 2007 expense.

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement. The Company matches the contributions of participating employees based on the percentages specified in the respective plans. The Company recognized expense related to these plans of $3,144, $3,157 and $2,886 in 2006, 2005 and 2004, respectively.

K.	Income Taxes

The provision for income taxes consisted of:

	2006	2005	2004

Current:
Federal	$38,614	$33,608	$25,551
State	2,574	4,057	3,043
Foreign	5,002	3,885	2,362
Deferred	(2,395)	(582)	3,761

	$43,795	$40,968	$34,717

Income taxes paid, net of refunds, totaled $44,446, $29,483 and $25,633 during 2006, 2005 and 2004, respectively.

Earnings before income taxes and minority interests included the following components:

	2006	2005	2004

Domestic income	$110,956	$106,162	$90,770
Foreign income	15,985	11,760	8,290

	$126,941	$117,922	$99,060

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates. The reasons for these differences are as follows:

	Percent of Pretax Earnings
	2006	2005	2004

Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	2.1	2.1
Foreign sales	(0.4)	(0.6)	(0.8)
Tax credits	(0.8)	(0.9)	(2.5)
Foreign taxes at different rates	(0.1)	(0.8)	(0.1)
Domestic production activities deduction	(0.8)	—	—
Other, net	(0.4)	(0.1)	1.3

Consolidated effective income tax rate	34.5%	34.7%	35.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The components of the net deferred tax liability as of November 30, 2006 and 2005 were as follows:

	2006	2005

Deferred tax assets:
Deferred compensation	$4,991	$4,261
Other postretirement benefits	989	1,094
Tax credits and foreign loss carryforwards	1,120	1,523
Accounts receivable	6,001	4,682
Inventories	4,473	4,002
Accrued liabilities and other	5,407	5,436
Valuation allowance	(754)	(896)

Total deferred tax assets, net	22,227	20,102

Deferred tax liabilities:
Pensions	(71)	(2,192)
Plant assets	(16,283)	(16,547)
Intangibles	(10,864)	(8,511)

Total deferred tax liabilities	(27,218)	(27,250)

Deferred tax liability, net	$(4,991)	$(7,148)

Of the tax credits and foreign loss carryforwards, $928 expires in 2008 through 2015 and $192 may be carried over indefinitely. In 2006 and 2005, the Company reduced the valuation allowance by $142 and $334, respectively, related to foreign net operating losses and foreign tax credit carryovers. The valuation allowance reflects the estimated amount of deferred tax assets due to foreign net operating losses that may not be realized. The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

The Company repatriated no accumulated foreign earnings in 2006. In 2005 and 2004, respectively, the Company repatriated $2,460 and $1,732 of its accumulated foreign earnings and provided $117 and $81 for U.S. income taxes on the repatriations. The Company has not provided deferred taxes on additional unremitted foreign earnings from certain foreign affiliates of approximately $23,072 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States. If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset any incremental U.S. tax liability. Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

The Company is currently under audit by the Internal Revenue Service for fiscal years 2005 and 2004.

L.	Gain on Insurance Settlement

In April 2006, the Company’s warehouse in Goodlettsville, Tennessee was damaged by a tornado. In accordance with Financial Accounting Standards Board Interpretation No. 30, “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” the Company has recognized a $591 gain in selling and administrative expenses on the excess of insurance proceeds over the net book value of the property, net of $250 of expenses subject to a deductible paid by the Company. As of November 30, 2006, the Company has collected $500 and the repairs to the building are complete. The remaining insurance receivable, estimated to approximate $824, is recorded in current assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

M.	Relocation Costs

On January 8, 2004, the Company announced that the corporate headquarters would move to the Nashville, Tennessee area in 2004. Costs for this move, which were a one-time expense incurred and paid during fiscal 2004, were approximately $2,209 or $0.03 per diluted share and are included in selling and administrative expenses.

N.	Contingencies

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

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other key employees.

O.	Preferred Stock Purchase Rights

In fiscal year 1996, the Board of Directors of CLARCOR adopted a Shareholder Rights Plan that granted each shareholder the right to purchase shares of CLARCOR Series B Junior Participating Preferred Stock under certain conditions. The purchase rights expired on April 25, 2006, and no preferred stock has been issued under the Plan.

P.	Incentive Plan

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

Stock Options

Under the 2004 Incentive Plan, nonqualified stock options may only be granted at the fair market value at the date of grant. All outstanding stock options have been granted at the fair market value on the date of grant, which is the date the Board of Directors approves the grant and the participants receive it. The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting as occurred during 2005. Excluding the grants awarded in fiscal 2005, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years. Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company. Options granted to non-employee directors vest immediately. All options expire ten years from the date of grant unless otherwise terminated. The options granted in fiscal 2005 are fully vested as discussed in Note A of the Notes to Consolidated Financial Statements. Beginning in fiscal 2006, the Company no longer grants options with reload features.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The following table summarizes the activity under the nonqualified stock option plans and includes options granted under both the 1994 Incentive Plan and the 2004 Incentive Plan.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,885,915	$20.63	3,676,306	$15.42	3,831,868	$11.84
Granted	61,550	35.08	1,374,865	27.50	1,048,738	22.54
Exercised	(627,656)	16.98	(1,105,778)	11.98	(1,148,694)	10.12
Surrendered	(66,750)	22.59	(59,478)	18.52	(55,606)	14.44

Outstanding at end of year	3,253,059	$21.56	3,885,915	$20.63	3,676,306	$15.42

Options exercisable at end of year	2,935,709	$21.64	3,511,015	$20.63	2,725,328	$14.52

At November 30, 2006, there was $805 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 1.1 years.

The following table summarizes information about stock option exercises during the fiscal years shown.

	2006	2005	2004

Fair value of options exercised	$2,649	$3,444	$2,979
Total intrinsic value of options exercised	10,557	18,098	14,415
Cash received upon exercise of options	4,388	3,628	1,696
Tax benefit realized from exercise of options	3,540	6,789	5,378

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2006.

	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
Range of		Exercise	Intrinsic	Remaining		Exercise	Intrinsic	Remaining
Exercise Prices	Number	Price	Value	Life in Years	Number	Price	Value	Life in Years

$7.21 - $9.79	342,376	$9.16	$8,132,866	3.32	342,376	$9.16	$8,132,866	3.32
$10.53 - $13.75	266,813	13.22	5,252,795	4.97	266,813	13.22	5,252,795	4.97
$16.01 - $22.80	1,381,129	20.37	17,314,052	5.55	1,071,579	20.32	13,493,899	5.15
$25.89 - $35.66	1,262,741	27.99	6,213,499	7.74	1,254,941	27.97	6,201,761	7.73

	3,253,059	$21.56	$36,913,212	6.11	2,935,709	$21.64	$33,081,321	6.02

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The weighted average fair value per option at the date of grant for options granted in 2006, 2005 and 2004 was $10.53, $7.13 and $5.68, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued.

	2006	2005	2004

Risk-free interest rate	4.74%	4.05%	3.67%
Expected dividend yield	0.96%	1.06%	1.29%
Expected volatility factor	20.72%	21.48%	22.80%
Expected option term (in years):
Original grants without reloads	6.9	6.4	7.0
Original grants with reloads	n / a	5.0	5.0

Subsequent to the end of fiscal year 2006, the Company granted 395,700 options in December 2006 at the then-market price of $33.75.

Restricted Share Unit Awards

The Company’s restricted share unit awards are considered nonvested share awards as defined under SFAS 123R. The restricted share units require no payment from the employee, and compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years. During the vesting period, officers and key employees receive compensation equal to dividends declared on common shares. Upon vesting, employees may elect to defer receipt of their shares. Compensation expense related to restricted stock unit awards totaled $734, $836 and $770 in 2006, 2005 and 2004, respectively. The following table summarizes the restricted share unit awards.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value

Nonvested at beginning of year	110,441	$23.32	107,543	$16.92	83,357	$13.57
Granted	—	—	60,285	27.34	37,832	22.80
Vested	(43,259)	20.86	(57,387)	15.55	(13,646)	12.77
Surrendered	(8,716)	25.91	—	—	—	—

Nonvested at end of year	58,466	$24.75	110,441	$23.32	107,543	$16.92

The total fair value of shares vested during 2006, 2005 and 2004, was $902, $893 and $174, respectively. As of November 30, 2006, there was $878 of total unrecognized compensation cost related to restricted share unit arrangements that the Company expects to recognize during fiscal years 2007, 2008 and 2009.

Subsequent to the end of fiscal year 2006, the Company granted 26,200 restricted stock units in December 2006 at the then-market price of $33.75.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Directors’ Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash. The directors’ rights to the shares vest immediately on the date of grant. In 2006, 2005 and 2004, respectively, 5,892, 6,760 and 12,640 shares of Company common stock were issued under the plans. Compensation expense related to directors’ restricted stock totaled $210, $172 and $260 in 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS 123R so that the plan is not compensatory under the new standard and no expense is recognized related to the plan. The Company issued stock under this plan for $2,147, $2,162 and $1,007 during 2006, 2005 and 2004, respectively.

Q.	Earnings Per Share, Treasury Transactions and Stock Split

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

	2006	2005	2004

Net Earnings	$82,710	$76,393	$63,997
Basic EPS:
Weighted average number of common shares outstanding	51,570,165	51,658,347	50,984,314
Basic per share amount	$1.60	$1.48	$1.26

Diluted EPS:
Weighted average number of common shares outstanding	51,570,165	51,658,347	50,984,314
Dilutive effect of stock-based arrangements	606,350	557,342	522,424

Diluted weighted average number of common shares outstanding	52,176,515	52,215,689	51,506,738
Diluted per share amount	$1.59	$1.46	$1.24

For fiscal years ended November 30, 2006, 2005 and 2004, respectively, 57,550, 744,865 and 575,700 stock options with a weighted average exercise price of $35.53, $28.89 and $22.80 were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares during the respective periods.

On June 17, 2005, the Board of Directors authorized the repurchase of up to $150,000 of outstanding shares of common stock in the open market and in private transactions over a two-year period. During 2006 and 2005 respectively, the Company purchased and retired 1,000,000 shares of common stock for $28,909 and 368,200 shares of common stock for $10,461. The number of issued shares was reduced as a result of the retirement of these shares. At November 30, 2006, there was approximately $110,600 available for repurchase under the plan.

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

R.	Segment Information

Based on the economic characteristics of the Company’s business activities, the nature of products, customers and markets served, and the performance evaluation by management and the Company’s Board of Directors, the Company has identified three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.

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

Net sales represent sales to unaffiliated customers. No single customer or class of product accounted for 10% or more of the Company’s consolidated 2006 sales. Assets are those assets used in each business segment. Corporate assets consist of cash and short-term investments, deferred income taxes, headquarters facility and equipment, pension assets and various other assets that are not specific to an operating segment. Unallocated amounts include interest income and expense and other non-operating income and expense items.

The segment data for the years ended November 30, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Net sales:
Engine/Mobile Filtration	$399,090	$368,183	$320,042
Industrial/Environmental Filtration	420,435	427,448	396,629
Packaging	84,822	78,343	71,015

	$904,347	$873,974	$787,686

Operating profit:
Engine/Mobile Filtration	$92,598	$80,414	$66,564
Industrial/Environmental Filtration	25,541	31,266	28,671
Packaging	8,189	6,812	5,151
Relocation costs	—	—	(2,209)

	126,328	118,492	98,177
Other income (expense)	613	(570)	883

Earnings before income taxes and minority interests	$126,941	$117,922	$99,060

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

	2006	2005	2004

Identifiable assets:
Engine/Mobile Filtration	$215,539	$193,701	$181,611
Industrial/Environmental Filtration	380,955	372,120	352,093
Packaging	43,952	43,551	41,474
Corporate	87,070	65,900	52,619

	$727,516	$675,272	$627,797

Additions to plant assets:
Engine/Mobile Filtration	$8,861	$10,350	$7,943
Industrial/Environmental Filtration	6,345	8,776	12,274
Packaging	2,288	3,846	1,204
Corporate	94	1,060	931

	$17,588	$24,032	$22,352

Depreciation and amortization:
Engine/Mobile Filtration	$8,307	$7,404	$7,272
Industrial/Environmental Filtration	11,476	10,316	8,493
Packaging	2,503	2,533	2,624
Corporate	793	834	762

	$23,079	$21,087	$19,151

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2006, 2005 and 2004. Net sales by geographic area are based on sales to final customers within that region.

	2006	2005	2004

Net sales:
United States	$698,026	$682,672	$620,337
Europe	93,750	87,853	80,441
Other international	112,571	103,449	86,908

	$904,347	$873,974	$787,686

Plant assets, at cost, less accumulated depreciation:
United States	$138,754	$141,374	$133,361
Europe	5,914	5,784	6,626
Other international	1,861	2,347	2,255

	$146,529	$149,505	$142,242

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

S.	Quarterly Financial Data (Unaudited)

The unaudited quarterly data for 2006 and 2005 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2006:
Net sales	$213,183	$227,076	$231,510	$232,578	$904,347
Gross profit	63,774	67,117	71,821	72,771	275,483
Net earnings	16,201	16,805	22,963	26,741	82,710
Net earnings per common share:
Basic	$0.31	$0.32	$0.45	$0.52	$1.60
Diluted	$0.31	$0.32	$0.44	$0.52	$1.59
2005:
Net sales	$196,261	$219,786	$216,403	$241,524	$873,974
Gross profit	57,019	66,086	67,400	75,227	265,732
Net earnings	13,154	17,346	20,855	25,038	76,393
Net earnings per common share:
Basic	$0.26	$0.34	$0.40	$0.48	$1.48
Diluted	$0.25	$0.33	$0.40	$0.48	$1.46

Fiscal year 2006 was a fifty-two week year, whereas fiscal year 2005 was a fifty-three week year. Fourth quarter 2006 was a thirteen week quarter, whereas fourth quarter 2005 was a fourteen week quarter.

CLARCOR Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

for the years ended November 30, 2006, 2005, and 2004
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	other				end of
Description	of period	expenses	accounts		Deductions		Period

2006:
Allowance for losses on accounts receivable	$9,775	$3,271	$15	(A)	$513	(B)	$12,548

2005:
Allowance for losses on accounts receivable	$9,557	$1,293	$(127	)(A)	$948	(B)	$9,775

2004:
Allowance for losses on accounts receivable	$9,106	$2,302	$166	(A)	$2,017	(B)	$9,557

NOTES:
(A) Due to business acquisitions and reclassifications.
(B) Bad debts written off during year, net of recoveries.

S-1