Form 10-Q
period 2007-03-03
CLARCOR INC
filed 2007-03-23
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended March 3, 2007

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 3, 2007
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
As of March 3, 2007, 51,280,320 common shares with a par value of $1 per share were outstanding.

Part I — Item 1
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 3,	December 2,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$39,038	$29,051
Restricted cash	234	1,619
Short-term investments	31,450	32,195
Accounts receivable, less allowance for losses of $11,869 for 2007 and $12,548 for 2006	148,209	158,157
Inventories:
Raw materials	46,668	45,986
Work in process	20,339	19,987
Finished products	69,548	63,700

Total inventories	136,555	129,673

Prepaid expenses and other current assets	8,538	8,306
Deferred income taxes	21,450	21,339

Total current assets	385,474	380,340

Plant assets at cost,	369,686	360,477
less accumulated depreciation	(218,678)	(213,948)

	151,008	146,529

Goodwill	116,761	116,032
Acquired intangibles, less accumulated amortization	54,416	53,001
Pension assets	20,140	19,851
Deferred income taxes	829	829
Other noncurrent assets	10,784	10,934

Total assets	$739,412	$727,516

LIABILITIES

Current liabilities:
Current portion of long-term debt	$57	$58
Accounts payable	49,268	50,273
Accrued salaries, wages and commissions	7,522	14,147
Compensated absences	6,892	7,333
Accrued insurance liabilities	12,863	11,799
Other accrued liabilities	23,242	23,577
Income taxes	12,595	11,241

Total current liabilities	112,439	118,428

Long-term debt, less current portion	15,933	15,946
Postretirement health care benefits	3,919	4,466
Long-term pension liabilities	18,318	17,476
Deferred income taxes	27,166	27,159
Other long-term liabilities	5,396	4,876
Minority interests	1,726	1,656

Total liabilities	184,897	190,007

Contingencies

SHAREHOLDERS’ EQUITY

Capital stock	51,280	51,082
Capital in excess of par value	7,278	3,400
Accumulated other comprehensive earnings	378	103
Retained earnings	495,579	482,924

Total shareholders’ equity	554,515	537,509

Total liabilities and shareholders’ equity	$739,412	$727,516

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 3,	March 4,
	2007	2006

Net sales	$209,530	$213,183
Cost of sales	148,550	149,409

Gross profit	60,980	63,774

Selling and administrative expenses	37,399	37,901

Operating profit	23,581	25,873

Other income (expense):
Interest expense	(236)	(188)
Interest income	674	300
Other, net	(177)	(153)

	261	(41)

Earnings before income taxes and minority interests	23,842	25,832

Provision for income taxes	7,418	9,520

Earnings before minority interests	16,424	16,312

Minority interests in earnings of subsidiaries	(51)	(111)

Net earnings	$16,373	$16,201

Net earnings per common share:
Basic	$0.32	$0.31

Diluted	$0.32	$0.31

Average number of common shares outstanding:
Basic	51,289,477	51,792,245

Diluted	51,955,610	52,498,939

Dividends paid per share	$0.0725	$0.0675

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 3,	March 4,
	2007	2006
Cash flows from operating activities:
Net earnings	$16,373	$16,201
Depreciation	5,503	5,483
Amortization	784	538
Stock-based compensation expense	910	632
Excess tax benefit from stock-based compensation	(1,823)	(903)
Changes in assets and liabilities	1,736	(16,347)
Other, net	470	116

Net cash provided by operating activities	23,953	5,720

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,577)	(206)
Additions to plant assets	(7,832)	(2,906)
Other, net	(79)	8

Net cash used in investing activities	(14,488)	(3,104)

Cash flows from financing activities:
Payments on long-term debt	(17)	(18)
Sale of capital stock under stock option and employee purchase plans	2,416	2,649
Excess tax benefits from stock-based compensation	1,823	903
Cash dividends paid	(3,718)	(3,499)

Net cash provided by financing activities	504	35

Net effect of exchange rate changes on cash	18	267

Net change in cash and cash equivalents	9,987	2,918

Cash and cash equivalents, beginning of period	29,051	18,502

Cash and cash equivalents, end of period	$39,038	$21,420

Cash paid during the period for:
Interest	$231	$184

Income taxes	$4,621	$7,067

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS
The consolidated condensed balance sheet as of March 3, 2007, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended March 3, 2007, and March 4, 2006, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s December 2, 2006 annual report on Form 10-K (2006 Form 10-K). The December 2, 2006 consolidated balance sheet data was derived from the Company’s year-end audited financial statements as presented in the 2006 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the period ended March 3, 2007 are not necessarily indicative of the operating results for the full year.
2.	STOCK-BASED COMPENSATION
The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), which establishes the accounting for stock-based awards. The Company issues stock option awards, restricted share unit awards and restricted stock to non-employee directors under its stock-based incentive plans. The key provisions of the Company’s stock-based incentive plans are described in Note P of the Company’s consolidated financial statements included in the 2006 Form 10-K.
The Company recorded pre-tax compensation expense related to stock options of $638 and $411 and related tax benefits of $212 and $146 for the three months ended March 3, 2007 and March 4, 2006, respectively. The Company also recorded $272 and $221 in pre-tax compensation expense related to its restricted share units for the three months ended March 3, 2007 and March 4, 2006, respectively. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock-based compensation were $1,823 and $903 for the three months ended March 3, 2007 and March 4, 2006.
Stock Options
The following table summarizes the activity for the three months ended March 3, 2007 with respect to non-qualified stock options granted under the Company’s incentive plans.

	Shares Granted
	under Incentive	Weighted Average
	Plans	Exercise Price

Outstanding at beginning of year	3,253,059	$21.56
Granted	395,700	33.75
Exercised	(327,808)	19.01
Surrendered	(6,025)	20.87

Outstanding at March 3, 2007	3,314,926	$23.27

Options exercisable at March 3, 2007	2,811,801	$21.79

CALRCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)
At March 3, 2007, there was $3,699 of unrecognized compensation cost related to nonvested option awards that the Company expects to recognize over a weighted-average period of 3.2 years.
The following table summarizes information about stock option exercises during the three months ended March 3, 2007 and March 4, 2006.

	Three Months Ended
	March 3, 2007	March 4, 2006

Fair value of options exercised	$1,287	$518
Total intrinsic value of options exercised	$4,996	$3,007
Cash received upon exercise of options	$2,089	$1,506
Tax benefit realized from exercise of options	$1,823	$849
The following table summarizes information about the Company’s outstanding and exercisable options at March 3, 2007.

	Options Outstanding			Options Exercisable
			Weighted Average			Weighted Average
Range of Exercise		Weighted Average	Remaining Life in		Weighted Average	Remaining Life in
Prices	Number	Exercise Price	Years	Number	Exercise Price	Years
$8.97 - $9.79	297,276	$9.18	2.81	297,276	$9.18	2.81
$10.53 - $13.75	238,913	13.25	4.55	238,913	13.25	4.55
$16.01 - $22.80	1,171,864	20.50	5.52	1,071,289	20.28	5.41
$25.89 - $35.66	1,606,873	29.39	7.97	1,204,323	27.95	7.35

	3,314,926	$23.27	6.40	2,811,801	$21.79	5.89

At March 3, 2007, the aggregate intrinsic value of options outstanding and exercisable was $24,824 and $25,208, respectively.
The weighted average fair value per option at the date of grant for options granted during the three-month periods of 2007 and 2006 was $9.28 and $9.32, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions. The expected life selected for options granted during the three-month periods represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate was selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued.

CALRCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

	Three Months Ended	Three Months Ended
	March 3, 2007	March 4, 2006

Risk-free interest rate	4.52%	4.50%
Expected dividend yield	0.89%	0.96%
Expected volatility factor	20.50%	20.70%
Expected option term (in years)	6.0	6.0
Restricted Share Unit Awards
During the three months ended March 3, 2007, the Company granted 26,200 restricted units of Company common stock with a fair value of $33.75 per unit, the closing market price of the stock on the date granted. No restricted share units were granted during the three months ended March 4, 2006.
Compensation expense related to restricted stock unit awards totaled $272 and $221 for the three months ended March 3, 2007 and March 4, 2006, respectively. The following table summarizes the restricted share unit awards.

		Weighted Average Grant
	Units	Date Fair Value

Nonvested at beginning of year	58,466	$24.75
Granted	26,200	33.75
Vested	(21,194)	21.15
Surrendered	—	—

Nonvested at March 3, 2007	63,472	$29.66

The total fair value of shares vested during the three months ended March 3, 2007 and March 4, 2006 was $448 and $727, respectively. As of March 3, 2007, there was $1,493 of total unrecognized compensation cost related to restricted share unit arrangements. Of this unrecognized cost, $815 is expected to be recognized during the remainder of fiscal 2007 and the remaining $678 during fiscal years 2008, 2009 and 2010.

3.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS
Diluted earnings per share reflects the impact of outstanding stock options and restricted share units as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

3.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS (Continued)

	Three Months Ended
	March 3,	March 4,
	2007	2006

Basic weighted average number of common shares outstanding	51,289,477	51,792,245
Dilutive effect of stock-based arrangements	666,133	706,694

Diluted weighted average number of common shares outstanding	51,955,610	52,498,939

Net earnings	$16,373	$16,201

Basic earnings per share amount	$0.32	$0.31

Diluted earnings per share amount	$0.32	$0.31
Options with exercise prices greater than the average market price of the common shares during the respective quarter were not included in the computation of diluted earnings per share. For the three months ended March 3, 2007, 453,250 options with a weighted average exercise price of $33.98 were excluded from the computation. For the three months ended March 4, 2006, 5,050 options with a weighted average price of $34.16 were excluded from the computation.
For the three months ended March 3, 2007, exercises of stock options added $2,851 to capital in excess of par value.
The Company did not repurchase any shares of common stock during the three months ended March 3, 2007 and March 4, 2006. At March 3, 2007, there was approximately $110,600 available for repurchase under the plan.

4.	COMPREHENSIVE EARNINGS
The Company’s total comprehensive earnings and its components are as follows:

	Three Months Ended
	March 3,	March 4,
	2007	2006
Net earnings	$16,373	$16,201
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	275	805

Total comprehensive earnings	$16,648	$17,006

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

4.	COMPREHENSIVE EARNINGS (Continued)
The components of the ending balances of accumulated other comprehensive earnings are as follows:

	March 3, 2007	December 2, 2006

Minimum pension liability, net of $2,243 tax	$(3,778)	$(3,778)
Translation adjustments, net of $155 tax	4,156	3,881

Accumulated other comprehensive earnings	$378	$103

5.	ACQUISITIONS
During February 2007, the Company acquired a synthetic fibers filtration business from Newton Tool & Mfg. Company, Inc., a privately-owned engineering and machining company based in Swedesboro, New Jersey, for $6,577 in cash, including acquisition expenses. The synthetic fibers filtration business, including all of the related production equipment, will be moved into the Company’s operations in Houston, Texas, and Shelby, North Carolina. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition.
A preliminary allocation of the initial purchase price for the acquisition has been made to major categories of assets and liabilities. The $689 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements, preliminarily valued at $100, and customer relationships, preliminarily valued at $2,100, which will be initially amortized on a straight-line basis over three years and thirteen years, respectively. The preliminary allocation will be finalized when the Company completes an independent appraisal of the assets acquired and finalizes the purchase price with the sellers. The Company expects to finalize the purchase price allocation during fiscal 2007. The acquisition is not material to the results of the Company.
As discussed in the 2006 Form 10-K, on November 1, 2005, the Company acquired Martin Kurz & Co., Inc. (MKI), a privately-owned Mineola, New York, manufacturer of sintered porous metal laminates used in screening and filtration products for a wide array of industries for approximately $24,621 net of cash received, including acquisition expenses. During the first quarter 2006, the Company paid an additional $206 related to a working capital adjustment. MKI is included in the Industrial/Environmental Filtration segment from the date of acquisition. Allocation of the final purchase price to major categories of assets and liabilities for MKI was finalized during fiscal 2006.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

6. ACQUIRED INTANGIBLES
The following table reconciles the activity for goodwill by reporting unit for the three months ended March 3, 2007.

		Industrial/
	Engine/ Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at December 2, 2006	$16,747	$99,285	$—	$116,032
Acquisitions	—	689	—	689
Currency translation adjustments	96	(56)	—	40

Balance at March 3, 2007	$16,843	$99,918	$—	$116,761

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

		Industrial/
	Engine/ Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at March 3, 2007:
Trademarks, gross	$603	$29,157	$—	$29,760
Less accumulated amortization	—	238	—	238

Trademarks, net	$603	$28,919	$—	$29,522

Customer relationships, gross	$1,970	$18,768	$—	$20,738
Less accumulated amortization	444	2,641	—	3,085

Customer relationships, net	$1,526	$16,127	$—	$17,653

Other acquired intangibles	$243	$12,882	$—	$13,125
Less accumulated amortization	219	5,665	—	5,884

Other acquired intangibles, net	$24	$7,217	$—	$7,241

Amortization expense is estimated to be $2,461 in 2007, $2,147 in 2008, $2,085 in 2009, $2,069 in 2010 and $2,014 in 2011.
7. GUARANTEES AND WARRANTIES
The Company has provided letters of credit totaling approximately $25,694 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

7. GUARANTEES AND WARRANTIES (Continued)
Changes in the Company’s warranty accrual during the three months ended March 3, 2007 are as follows:

Balance at December 2, 2006	$1,486
Accruals for warranties issued during the period	125
Accruals related to pre-existing warranties	(1)
Settlements made during the period	(162)
Other adjustments, including currency translation	(144)

Balance at March 3, 2007, included in other accrued liabilities	$1,304

8. RETIREMENT BENEFITS
The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three Months Ended
	March 3,	March 4,
	2007	2006
Pension Benefits

Components of net periodic benefit cost:
Service cost	$724	$845
Interest cost	1,792	1,682
Expected return on plan assets	(2,143)	(1,952)
Amortization of unrecognized:
Prior service cost	44	43
Net actuarial loss	302	501

Net periodic benefit cost	$719	$1,119

Cash Contributions	$108	$124

Postretirement Healthcare Benefits

Components of net periodic benefit cost:
Service cost	$—	$5
Interest cost	18	21
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial gain	(32)	(26)

Net periodic benefit income	$(45)	$(31)

Cash Contributions	$70	$70

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

8. RETIREMENT BENEFITS (Continued)
The Company’s policy is to contribute to the qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the non-qualified plan when required for benefit payments and to contribute to the postretirement benefit plan an amount equal to the benefit payments. There is no minimum required contribution for the U.S. pension plans for 2007. The Company from time to time makes contributions in excess of the minimum amount required as economic conditions warrant. The Company has not determined whether it will make a voluntary contribution to the U.S. qualified plan in 2007; however, it does expect to contribute $279 to the U.S. non-qualified plan, $534 to the non-U.S. plan and $279 to the postretirement benefit plan to pay benefits during 2007.
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

Although it is not certain what future environmental claims, if any, may be asserted, the Company currently believes that its potential liability for known environmental matters does not exceed its present accrual of $50. However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the extent of the contamination at issue, the difficulty in determining the nature and extent of contamination, the length of time remediation may require, the complexity of the environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each PRP for the cleanup.

It is the opinion of management, after consultation with legal counsel, that additional liabilities, if any, resulting from these legal or environmental issues, are not expected to have a material adverse effect on the Company’s financial condition or consolidated results of operations.

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other key employees.
10. SEGMENT DATA
The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the three months ended March 3, 2007 and March 4, 2006, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

10. SEGMENT DATA (Continued)

	Three Months Ended
	March 3,	March 4,
	2007	2006
Net sales:
Engine/Mobile Filtration	$96,696	$91,032
Industrial/Environmental Filtration	96,239	102,656
Packaging	16,595	19,495

	$209,530	$213,183

Operating profit:
Engine/Mobile Filtration	$20,277	$19,073
Industrial/Environmental Filtration	2,874	5,485
Packaging	430	1,315

	23,581	25,873
Other income (expense)	261	(41)

Earnings before income taxes and minority earnings	$23,842	$25,832

Identifiable assets:
Engine/Mobile Filtration	$234,783	$198,651
Industrial/Environmental Filtration	377,058	373,804
Packaging	40,960	44,256
Corporate	86,611	70,340

	$739,412	$687,051

11. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). The statement provides companies with an option to report selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 will be effective for the Company’s fiscal year 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

11. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
The Company is currently evaluating the effect of SFAS 158 on its consolidated financial statements. However, based on the Company’s funded status as of year-end 2006, the adoption of SFAS 158 would decrease total shareholders’ equity by approximately $14,000, net of deferred tax. The ultimate amounts recorded are dependent on a number of factors, including the discount rate in effect at the next measurement date, the actual rate of return on pension assets for 2007 and the tax effects of the adjustment upon adoption. Changes in those factors as well as any funding in 2007 could increase or decrease the expected impact of implementing SFAS 158 on the Company’s consolidated financial statements at year-end 2007.
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
12. SUBSEQUENT EVENT
Subsequent to the end of the Company’s first fiscal quarter, on March 5, 2007, the Company acquired an 80% ownership share in Sinfa SA, a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $12,000 in cash. The acquisition will be included in the Company’s Engine/Mobile Filtration segment from the date of acquisition. Allocation of the purchase price will be made to major categories of assets and liabilities once the purchase price and an independent appraisal of the acquired assets are finalized, which is expected to occur during fiscal 2007.

Part I — Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and Notes thereto. Except as otherwise set forth herein, references to particular years refer to the applicable fiscal year of the Company. The analysis of operating results focuses on the Company’s three reportable business segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The Engine/Mobile Filtration segment sells filtration products used on engines and in mobile equipment applications, including trucks, automobiles, buses, locomotives, and marine, construction, industrial, mining and agricultural equipment. The Company’s Industrial/Environmental Filtration segment centers on the manufacture and marketing of filtration products used in industrial and commercial processes and in buildings and infrastructures of various types. The segment’s products include liquid process filtration products and air filtration products and systems used to maintain high interior air quality and to control exterior pollution. The Packaging segment manufacturers and markets consumer and industrial packaging products. The Company’s products are sold throughout the world.
EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in Thousands)
			Quarter to Quarter
First Quarter and Three Months	2007	2006	% Change

Net Sales	$209,530	$213,183	(1.7)%
Operating Profit	23,581	25,873	(8.9)%
Operating Margin	11.3%	12.1%	(0.8	) pts.
Other Income/(Expense)	261	(41)	736.6%
Provision for Income Taxes	7,418	9,520	(22.1)%
Net Earnings	16,373	16,201	1.1%
Diluted Earnings per Share	$0.32	$0.31	3.2%
Average Diluted Shares Outstanding	51,955,610	52,498,939	(1.0)%
The Company’s reported diluted earnings per share increased 3.2% to $0.32 for the first quarter of 2007 and net earnings were $16,373,000 compared to $16,201,000 for the same quarter in 2006. Sales of $209,530,000 for the first three months of 2007 were 1.7% lower than $213,183,000 reported for first quarter 2006. As expected, international sales increased in the quarter due to strong demand for specialty filtration products and for heavy-duty filters sold through aftermarket distribution. However, the Company did not expect the slowdown in domestic sales orders that it experienced during the first quarter related to customer requested shipping delays, a slowing in truck and rail freight traffic in North America, partially due to weather, and a snowstorm which closed one of its heavy-duty manufacturing plants for several days. Sales from acquisitions completed since the first quarter of 2006 added approximately $2.5 million to first quarter 2007 sales. Operating profit decreased 8.9% to $23,581,000 for first quarter 2007 compared to $25,873,000 for 2006. Fluctuations in foreign currencies did not have a material impact on sales or profits in either the 2007 or the 2006 quarter.
During February 2007, the Company acquired the synthetic fibers filtration business from the Newton Tool & Mfg. Company, Inc. for approximately $6.6 million. The business will be moved into existing facilities within the Industrial/Environmental Filtration segment. The preliminary allocation of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
the initial purchase price has been made to the fair value of acquired assets with the excess of purchase price recorded as goodwill. The allocation will be finalized during fiscal year 2007 when the Company completes an appraisal and finalizes the purchase price. The acquisition did not have a material effect on the results of the first quarter, but is expected to be accretive in 2007. Subsequent to the end of the first quarter of 2007, the Company announced the acquisition of an 80% majority ownership share in Sinfa SA, a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $12 million. The acquisition is expected to be accretive in 2007 and will be included in the Engine/Mobile Filtration segment.
RESULTS OF OPERATIONS: FIRST QUARTER OF 2007 COMPARED WITH FIRST QUARTER OF 2006.
SALES
The Engine/Mobile Filtration segment’s 2007 first quarter sales increased 6.2% to $96,696,000 from $91,032,000 in the first quarter of 2006 with growth across all major market segments, both domestically and internationally. The growth was not as strong as the Company expected due to a softening in hauled tonnage in North America. Market demand for heavy-duty filter products from traditional aftermarket and OEM dealer customers remains solid, as does product demand from railroad filter customers. The Company expects product demand to increase for the rest of 2007 and that the rate of growth during the remainder of fiscal 2007 will be stronger than the increase reported for the first quarter. The Company’s operations in China relocated to a larger manufacturing, warehouse and technical center complex during December 2006 and posted a 20% sales increase during the first quarter 2007 compared to the 2006 quarter. The double-digit sales growth at the Company’s Chinese operations is expected to continue throughout 2007. The Company also relocated its manufacturing facility in Mexico during December 2006 from Mexico City to Queretero resulting in reduced production and sales for the quarter. This is expected to reverse during the remainder of 2007.
The Company’s Industrial/Environmental Filtration segment recorded a 6.3% decrease in sales to $96,239,000 for the 2007 quarter from $102,656,000 for the 2006 first quarter. Acquisitions made since the first quarter of 2006 increased 2007 first quarter sales by approximately $2.2 million. Sales grew strongly in several specialty filtration markets, including process liquid filters, systems and filter cartridges for the aviation fuel and defense sectors, sand control filters used in off-shore oil and gas drilling, dust collector cartridges, waste water filtration and rainwater run-off systems. Sales levels in the 2007 quarter were lower for plastic and polymer fiber and resin applications, environmental filtration equipment and HVAC filters used in industrial, commercial and residential applications. Based on order demand and sales backlog, the Company expects significant improvement during the remainder of fiscal year 2007 for filters used by resin and fiber manufacturers compared to 2007’s first quarter. Unexpected delays in shipping and installation of several larger filtration systems near the end of first quarter 2007 are expected to become sales in second quarter 2007. Lower HVAC sales are due in part to restructuring activities, continued lower filter usage in automobile and automotive parts manufacturing plants and production issues in the second half of 2006 that lingered into the first quarter. Additionally, this segment’s first quarter was impacted by the 2006 loss of a $10 million annual sales contract with Electronic Data Systems Corporation (EDS) who had refused to pay amounts owed to the Company. The Company terminated this contract during the second quarter of 2006. Approximately $2.8 million of sales were reported in the first quarter of 2006 related to this contract. The Company expects HVAC sales volume to increase over the next quarters as the prime cooling season begins.
The Packaging segment first quarter 2007 sales were $16,595,000 compared to $19,495,000 in the first quarter of 2006. Sales were impacted in 2007 by lower demand for flat sheet metal decorating

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
and confectionery packaging. The first quarter is normally this segment’s smallest. The Company believes that the reported sales decline for the first three months of 2007 is not indicative of performance during the next three quarters. Several large consumer product customers took fewer products than anticipated during the quarter; however, the Company expects increased shipments to these customers as the year progresses.
OPERATING PROFIT
Operating profit for the first quarter of 2007 was $23,581,000 compared to $25,873,000 in 2006, an 8.9% decrease. Operating margin was 11.3% for the first quarter of 2007 compared to 12.1% for the 2006 quarter. The lower operating profit resulted primarily from lower sales volume.
The Engine/Mobile Filtration segment recorded an operating profit increase in first quarter 2007 of 6.3% compared to first quarter 2006. This increase resulted primarily from sales volume growth. The segment’s operating margin of 21.0% was the same as that of the first quarter of 2006. Although the Company expects operating margins to improve over the remainder of the fiscal year, margins on international sales, which are expected to grow faster than domestic sales, tend to be lower than on domestic sales.
The Industrial/Environmental Filtration segment reported operating profit of $2,874,000 in first quarter 2007 compared to $5,485,000 in first quarter 2006. Overall operating profit declined due to lower sales of plastic and polymer fiber and resin filters and environmental equipment sales, which are normally a higher than average gross margin product, lower HVAC filter sales and reduced utilization of the segment’s production facilities for HVAC products. The segment’s operating margin was 3.0% in 2007 compared to 5.3% in the same 2006 quarter. The Company expects the margins to improve over the next quarters and to be between 7% and 8% for the fiscal year.
As part of the Company’s three-year restructuring program in its HVAC operations, the Company signed a lease in January 2007 to open an HVAC manufacturing plant in Pittston, Pennsylvania to serve its customers in the Northeast. The facility is expected to be in production by the end of the second quarter of fiscal 2007. Expenses related to the restructuring plan were insignificant during the first quarter of 2007. The Company anticipates incurring approximately $2.1 million in expenses, mainly in the second and third quarters of fiscal 2007 and realizing approximately $3.4 million in cost reductions mainly in the third and fourth quarters of 2007. Therefore, the net benefit for 2007 is estimated to be $1.3 million. The Company expects operating margins in the Industrial/Environmental Filtration segment to reach an overall 10% by the end of this three-year restructuring plan. The program continues to be on schedule.
The Packaging segment’s operating profit in the 2007 quarter was $430,000 compared to $1,315,000 in the first quarter of 2006. Operating margin of 2.6% was lower than 6.7% reported for the first quarter of 2006 primarily due to lower sales volumes and unused capacity during the quarter. The first quarter of 2006 sales volume was higher than an average first quarter for this segment and resulted in higher margins in 2006. The Company does not believe the first quarter 2007 margins are indicative of performance in future quarters and expects improvement.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
OTHER INCOME/(EXPENSE)
Net other income for the 2007 quarter of $261,000 compared to net other expense of $41,000 for the same quarter of 2006. The most significant change from the 2006 quarter relates to $374,000 of increased interest income due to higher investment balances than during the first three months of 2006.
PROVISION FOR INCOME TAXES
Earnings before income taxes and minority interests for the first quarter of 2007 totaled $23,842,000 compared to $25,832,000 in the comparable quarter last year. The provision for income taxes in 2007 was $7,418,000 compared to $9,520,000 in 2006. During the first quarter 2007, the Company recognized a cumulative tax benefit of $500,000 from the Research and Experimentation Tax Credit extension that Congress passed in December 2006. This lowered the effective rate for the quarter approximately two percentage points to 31.1% in 2007 compared to 36.9% in the same quarter of 2006. Interest income from increased tax-exempt investments and faster profit growth in international operations with lower tax rates than in the U.S. also contributed to a lower tax rate. The effective tax rate for first quarter 2006 was higher due to changes in the deductibility of certain expenses. The Company expects that its overall effective tax rate for fiscal 2007 will be approximately 34.0% to 34.5%.
NET EARNINGS AND EARNINGS PER SHARE
Net earnings in the first quarter of 2007 were $16,373,000, or $0.32 per share on a diluted basis, compared to the 2006 first quarter of $16,201,000, or $0.31 per share on a diluted basis. Stock-based compensation reduced earnings per share by $0.01 in the 2007 quarter compared to less than $0.01 in the 2006 first quarter. Diluted average shares outstanding were 51,955,610 at the end of the first quarter of 2007, a decrease of 1.0% from the average of 52,498,939 for the 2006 quarter. The decrease was due primarily to 1,000,000 shares repurchased in fiscal year 2006 under the Company’s $150 million share repurchase authorization.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
The Company’s financial position remains strong, with significant cash reserves at March 3, 2007. Cash and short-term investments of $70,488,000 increased over $9 million from $61,246,000 at fiscal year-end 2006. Short-term investments primarily represent investments in variable rate notes and auction rate securities with ratings of AA or above. At the end of the first quarter 2007 compared to fiscal year-end 2006, accounts receivable decreased by $9,948,000 primarily due to sales volume and normal fluctuations in collection activity. Inventories increased $6,882,000 from the year-end level due primarily to inventory requirements for increased shipments expected for the second quarter of 2007. The current ratio at the end of the first quarter was 3.4 compared to 3.2 at the end of fiscal 2006.
Long-term debt of $15,933,000 at March 3, 2007 relates principally to industrial revenue bonds and is largely unchanged from year-end 2006. Related principal payments in 2007 will be approximately $57,000. There were no borrowings at the end of the first quarter 2007 on a $165 million multicurrency revolving credit facility. The credit facility also includes a $40 million letter of credit line subline, against which $8,491,000 had been issued at the end of the first quarter of 2007. The Company was in compliance with all covenants related to its debt agreements throughout the first quarter 2007. The ratio of total debt to total capitalization, defined as long-term debt plus total

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
shareholders’ equity, was 2.8% at the end of the 2007 first quarter compared to the year-end 2006 level of 2.9%. The Company had 51,280,320 shares of common stock outstanding as of March 3, 2007 compared to 51,082,083 shares outstanding at fiscal year-end 2006.
Cash generated by operating activities increased $18,233,000 to $23,953,000 for the three-month 2007 period compared to $5,720,000 for the same period in the prior year, mainly due to decreased levels of accounts receivable and lower purchases of short-term investments compared to the year ago quarter. For the three-month period of 2007, cash flows for investing activities of $14,488,000 were higher than the 2006 amount of $3,104,000 for the same period primarily due to a $6,577,000 business acquisition and $7,832,000 spending on plant asset additions. During fiscal 2007, the Company expects to continue to invest more in assets than in the prior year partly due to the beginning phase of its three-year restructuring program in the Industrial/Environmental Filtration segment. Cash flows used in financing activities in the three-month 2007 period were consistent with the level of first quarter 2006 and included $3,718,000 used for dividend payments.
The Company believes that its current operations will continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, provide for interest payments and required principal payments related to its debt agreements, repurchase Company stock and fund acquisitions.
As discussed in the 2006 Form 10-K, as a part of the HVAC restructuring strategy the Company plans to invest approximately $22 million, primarily in new facilities and state-of-the-art production equipment, and to spend $4 million to restructure current facilities over three years. This is anticipated to result in an improvement in operating profit of $14 million annually by the end of three years. The goal is to have the Company’s HVAC operations become the “lowest delivered cost” and most productive HVAC filtration operation in the industry and for operating margins to reach 10%.
In addition, the Company expects to continue to use future additional cash flow for dividends, capital expenditures, acquisitions and repurchases of Company stock. Capital expenditures in fiscal year 2007 are expected to be approximately $40 million to $45 million and will be used primarily for normal facility maintenance and improvements, expansion of manufacturing and technical facilities, productivity improvements, the HVAC restructuring program, new products and filter media development. Capital spending in fiscal 2007 related to the restructuring program is anticipated to be approximately $15 million. Future repurchases of Company stock under the remaining authorized amount of $110.6 million will depend on cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions and the current market price of the Company’s common stock. The Company has no material long-term purchase commitments. The Company is committed to restructuring its HVAC operations as discussed in the previous paragraph. Although no significant long-term purchase commitments were signed as of quarter-end, approximately $3,000,000 of equipment related to the restructuring was on order. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The following table summarizes the Company’s current fixed cash obligations as of March 3, 2007 for the fiscal years indicated:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt	$15,990	$57	$99	$14	$15,820
Operating Leases	45,476	10,198	16,215	8,200	10,863

Total	$61,466	$10,255	$16,314	$8,214	$26,683

The Company’s strategy includes actively reviewing possible acquisitions. Any such acquisitions may affect operating cash flows and may require changes in the Company’s debt and capitalization.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to various operating leases. The Company had no significant derivative, swap, hedge, variable interest entity or special purpose entity agreements during 2007 or 2006.
OTHER MATTERS
Market Risk
The Company’s interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company’s 2006 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to the disclosure regarding market risk set forth in the 2006 Form 10-K.
Critical Accounting Policies
The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company’s 2006 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in the Company’s critical accounting policies set forth in the 2006 Form 10-K. These policies have been consistently applied in all material respects. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 11 to the Consolidated Condensed Financial Statements on pages 13 and 14 of this Form 10-Q.
Outlook
Sales growth and margin improvement is expected for the Company overall for the remainder of 2007 with international sales growth expected to continue at a rate higher than the Company’s domestic growth rate. The Company also expects delivery of a nanofiber manufacturing line in second quarter 2007 and anticipates having that line in production later in the year. The

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
development of this technology will provide additional sales and cost reduction opportunities for the Company’s filter product lines. The Company believes it will post record sales and profits for the 15th consecutive year in fiscal 2007 and anticipates diluted earnings per share for 2007 will be in the $1.67 to $1.77 range. This range includes expense for stock-based compensation of approximately $0.05 for 2007 compared to $0.02 per share for fiscal 2006 and the cost and benefits for the Industrial/Environmental Filtration restructuring program as discussed earlier.
For the remainder of the year, emphasis on cost reductions and price increases to customers within each business unit are expected to offset anticipated increased costs for energy and purchased materials, primarily metal and petroleum-based products, freight, energy and employee benefits. These costs for the Company may change significantly based on future changes in the U.S. and world economies. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has contingency plans to reduce discretionary spending if necessary.
Engine/Mobile Filtration segment sales growth and increased operating profits at higher levels during the remainder of fiscal 2007 than it recorded in the first quarter 2007 are expected as product demand for aftermarket heavy-duty filtration products remains solid and the slowdown in freight transport experienced in first quarter is not anticipated to continue. Also, growth is expected due to the Sinfa SA acquisition, to new product introductions and from sales and marketing initiatives, including growth in sales to OEM dealers and increased sales of off-road filter applications for construction, mining and agricultural equipment. Since the Company focuses on the after-market maintenance filter sale, the new emissions regulations for heavy-duty trucks are not expected to have a material impact on sales.
Sales growth for the Industrial/Environmental Filtration segment is also expected primarily due to continued growth in sales of specialty process liquid filters and as a result of the HVAC restructuring strategy. The Company expects to begin manufacturing dust collector cartridges and filters used in oil drilling and fiber resin manufacturing in its plant in China later in fiscal 2007. The Company also remains optimistic that there will be a continued increase in demand for filtration systems sold into the capital goods markets and for filters sold into the oil and gas market and for plastic and polymer applications
The Company expects to continue to make capital investments to improve productivity, increase manufacturing and distribution capacity, develop new filter media and products and implement new enterprise planning systems. It also continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions, if completed, would expand the Company’s market base, distribution coverage or product offerings.
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
This First Quarter 2007 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
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
The Company believes that its expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from the Company’s expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. These and other uncertainties are discussed in the “Risk Factors” section of the Company’s 2006 Form 10-K. The future results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2007 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risks described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I — Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The information required hereunder is set forth on Page 20 of the Quarterly Report under the captions “Management’s Discussion and Analysis — Other Matters — Market Risk.”
Part I — Item 4. Controls and Procedures.
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 3, 2007. Based on their evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of March 3, 2007 in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended March 3, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1A. Risk Factors
There were no material changes in the risk factors discussed in the Company’s 2006 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 17, 2005, the Company’s Board of Directors approved a two-year Stock Repurchase Program, pursuant to which the Company from time to time may purchase up to $150 million of shares of the Company’s Common Stock in the open market or through privately negotiated transactions. The Company has no obligation to repurchase stock under the program, and the timing, actual number and value of shares to be purchased depend on market conditions and the Company’s then-current liquidity needs. As set forth in the table below, the Company repurchased no shares during the fiscal quarter ended March 3, 2007, and shares in the amount of $110,629,836 remained available for purchase under such program at the end of the first quarter of 2007.

COMPANY PURCHASES OF EQUITY SECURITIES (1)
			(c)	(d)
			Total number of	Approximate dollar
			shares purchased as	value of shares
	(a)	(b)	part of publicly	that may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Period	shares purchased	per share	programs	plans or programs

December 3, 2006 through December 31, 2006	0	0	0	110,629,836
January 1, 2006 through January 31, 2006	0	0	0	110,629,836
February 1, 2006 through March 3, 2007	0	0	0	110,629,836

Total	0		0	110,629,836

(1)	Stock Repurchase Program announced June 20, 2005, for aggregate purchases up to $150 million. Program expires June 16, 2007.

Part II — Other Information (Continued)
Item 6 Exhibits
a.	Exhibits:

31(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(ii)	Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc. (Registrant)

March 23, 2007 (Date)	By	/s/ Norman E. Johnson Norman E. Johnson Chairman of the Board, President and Chief Executive Officer

March 23, 2007 (Date)	By	/s/ Bruce A. Klein Bruce A. Klein Vice President — Finance and Chief Financial Officer