Form 10-Q
period 2007-06-02
CLARCOR INC
filed 2007-06-22
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended June 2, 2007

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended June 2, 2007
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
As of June 2, 2007, 49,793,217 common shares with a par value of $1 per share were outstanding.

Part I — Item 1
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	June 2,	December 2,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,076	$29,051
Restricted cash	266	1,619
Short-term investments	—	32,195
Accounts receivable, less allowance for losses of $13,919 for 2007 and $12,548 for 2006	162,211	158,157
Inventories:
Raw materials	50,602	45,986
Work in process	20,914	19,987
Finished products	70,421	63,700

Total inventories	141,937	129,673

Prepaid expenses and other current assets	8,968	8,306
Deferred income taxes	21,404	21,339

Total current assets	358,862	380,340

Plant assets at cost,	388,206	360,477
less accumulated depreciation	(223,511)	(213,948)

	164,695	146,529

Goodwill	117,194	116,032
Acquired intangibles, less accumulated amortization	53,825	53,001
Pension assets	20,429	19,851
Deferred income taxes	829	829
Other noncurrent assets	11,240	10,934

Total assets	$727,074	$727,516

LIABILITIES
Current liabilities:
Current portion of long-term debt	$58	$58
Accounts payable	55,132	50,273
Accrued salaries, wages and commissions	8,660	14,147
Compensated absences	7,378	7,333
Accrued insurance liabilities	14,013	11,799
Other accrued liabilities	28,542	23,577
Income taxes	11,753	11,241

Total current liabilities	125,536	118,428

Long-term debt, less current portion	17,112	15,946
Postretirement health care benefits	3,871	4,466
Long-term pension liabilities	19,256	17,476
Deferred income taxes	26,822	27,159
Other long-term liabilities	6,230	4,876
Minority interests	2,944	1,656

Total liabilities	201,771	190,007

Contingencies
SHAREHOLDERS’ EQUITY
Capital stock	49,793	51,082
Capital in excess of par value	675	3,400
Accumulated other comprehensive earnings	935	103
Retained earnings	473,900	482,924

Total shareholders’ equity	525,303	537,509

Total liabilities and shareholders’ equity	$727,074	$727,516

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 2,	June 3,	June 2,	June 3,
	2007	2006	2007	2006

Net sales	$235,125	$227,076	$444,655	$440,259
Cost of sales	164,356	159,959	312,906	309,368

Gross profit	70,769	67,117	131,749	130,891

Selling and administrative expenses	39,269	40,896	76,668	78,797

Operating profit	31,500	26,221	55,081	52,094

Other income (expense):
Interest expense	(259)	(202)	(495)	(390)
Interest income	295	426	969	726
Other, net	(69)	(159)	(246)	(312)

	(33)	65	228	24

Earnings before income taxes and minority interests	31,467	26,286	55,309	52,118

Provision for income taxes	10,461	9,332	17,879	18,852

Earnings before minority interests	21,006	16,954	37,430	33,266

Minority interests in earnings of subsidiaries	(77)	(149)	(128)	(260)

Net earnings	$20,929	$16,805	$37,302	$33,006

Net earnings per common share:
Basic	$$0.41	$0.32	$$0.73	$0.64

Diluted	$$0.41	$0.32	$$0.73	$0.63

Average number of common shares outstanding:
Basic	50,459,481	52,006,685	50,801,230	51,902,894

Diluted	50,950,931	52,817,895	51,355,724	52,629,923

Dividends paid per share	$0.0725	$0.0675	$0.1450	$0.1350

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 2,	June 3,
	2007	2006
Cash flows from operating activities:
Net earnings	$37,302	$33,006
Depreciation	10,965	10,846
Amortization	1,380	1,079
Stock-based compensation expense	2,053	1,422
Excess tax benefits from stock-based compensation	(2,047)	(2,992)
Changes in short-term investments	32,195	(17,450)
Changes in assets and liabilities, excluding short-term investments	(1,215)	(7,543)
Other, net	743	159

Net cash provided by operating activities	81,376	18,527

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,254)	(5,241)
Additions to plant assets	(18,557)	(7,358)
Other, net	163	471

Net cash used in investing activities	(30,648)	(12,128)

Cash flows from financing activities:
Payments on long-term debt	(4,779)	(372)
Sale of capital stock under stock option and employee purchase plans	3,282	4,483
Excess tax benefits from stock-based compensation	2,047	2,992
Purchase of treasury stock	(49,334)	—
Cash dividends paid	(7,389)	(7,016)

Net cash (used in) provided by financing activities	(56,173)	87

Net effect of exchange rate changes on cash	470	948

Net change in cash and cash equivalents	(4,975)	7,434

Cash and cash equivalents, beginning of period	29,051	18,502

Cash and cash equivalents, end of period	$24,076	$25,936

Cash paid during the period for:
Interest	$383	$383

Income taxes	$15,716	$17,861

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of June 2, 2007, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended June 2, 2007, and June 3, 2006, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006 (2006 Form 10-K). The December 2, 2006 consolidated balance sheet data was derived from the Company’s year-end audited financial statements as presented in the 2006 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the period ended June 2, 2007, are not necessarily indicative of the operating results for the full year.

2.	STOCK-BASED COMPENSATION

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), which establishes the accounting for stock-based awards. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the date of adoption. The Company issues stock option awards, restricted share unit awards and restricted stock to non-employee directors under its stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted share units is recorded based on the market price of the Company’s common stock on the grant date. The key provisions of the Company’s stock-based incentive plans are described in Note P of the Company’s consolidated financial statements included in the 2006 Form 10-K.

The Company recorded pretax compensation expense related to stock options of $872 and $1,510 and related tax benefits of $290 and $502 for the quarter and six months ended June 2, 2007, respectively. For the quarter and six months ended June 3, 2006, the Company recorded pretax compensation expense related to stock options of $606 and $1,017, respectively, and related tax benefits of $215 and $361, respectively. The Company also recorded $271 and $543 in pretax compensation expense related to its restricted share units for the quarter and six months ended June 2, 2007, respectively, and $184 and $405 for the quarter and six months ended June 3, 2006, respectively. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock-based compensation were $224 and $2,047 for the quarter and six months ended June 2, 2007, respectively, and $2,088 and $2,992 for the quarter and six months ended June 3, 2006, respectively.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

Stock Options

The following table summarizes the activity for the six months ended June 2, 2007, with respect to non-qualified stock options granted under the Company’s incentive plans.

	Shares Granted
	under Incentive	Weighted Average
	Plans	Exercise Price

Outstanding at beginning of year	3,253,059	$21.56
Granted	448,200	29.80
Exercised	(372,408)	18.17
Surrendered	(9,100)	23.18

Outstanding at June 2, 2007	3,319,751	$23.56

Options exercisable at June 2, 2007	2,818,301	$22.14

The total intrinsic value of options exercised during the six months ended June 2, 2007, and June 3, 2006, was $5,880 and $8,888, respectively. The weighted average fair value per option at the date of grant for options granted during the six months ended June 2, 2007, and June 3, 2006, was $9.32 and $10.71, respectively.

The following table summarizes information about the Company’s outstanding and exercisable options at June 2, 2007.

	Options Outstanding			Options Exercisable
			Weighted Average			Weighted Average
Range of Exercise		Weighted Average	Remaining Life in		Weighted Average	Remaining Life in
Prices	Number	Exercise Price	Years	Number	Exercise Price	Years

$8.97 - $9.79	274,676	$9.18	2.51	274,676	$9.18	2.51
$10.53 - $13.75	227,913	13.23	4.29	227,913	13.23	4.29
$16.01 - $22.80	1,159,689	20.54	5.27	1,059,239	20.32	5.15
$25.89 - $35.66	1,657,473	29.47	7.79	1,256,473	28.12	7.21

	3,319,751	$23.56	6.23	2,818,301	$22.14	5.75

At June 2, 2007, the aggregate intrinsic value of options outstanding and exercisable was $33,345 and $32,302, respectively.

Restricted Share Unit Awards

During the six months ended June 2, 2007, and June 3, 2006, the Company granted 26,200 and 32,144 restricted units of Company common stock with fair values of $33.75 and $26.08 per unit, respectively. Compensation expense related to restricted stock awards totaled $271 and $543 for the quarter and six months ended June 2, 2007, respectively, and $184 and $405 for the quarter and six months ended June 3, 2006, respectively.

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

	Quarter Ended		Six Months Ended
	June 2,	June 3,	June 2,	June 3,
	2007	2006	2007	2006

Basic weighted average number of common shares outstanding	50,459,481	52,006,685	50,801,230	51,902,894
Dilutive effect of stock-based arrangements	491,450	811,210	554,494	727,029

Diluted weighted average number of common shares outstanding	50,950,931	52,817,895	51,355,724	52,629,923

Net earnings	$20,929	$16,805	$37,302	$33,006

Basic earnings per share amount	$0.41	$0.32	$0.73	$0.64

Diluted earnings per share amount	$0.41	$0.32	$0.73	$0.63
Options with exercise prices greater than the average market price of the common shares during the respective quarter and six-month periods were not included in the computation of diluted earnings per share. For the quarter and six months ended June 2, 2007, 451,700 options with a weighted average exercise price of $33.98 were excluded from the computation. For the quarter and six months ended June 3, 2006, 56,300 and 57,550 options with weighted average exercise prices of $35.57 and $35.53, respectively, were excluded from the computation.

For the six months ended June 2, 2007, exercises of stock options added $3,675 to capital in excess of par value.

During the quarter and six months ended June 2, 2007, the Company repurchased and retired 1,550,000 shares of common stock for $49,334. The Company did not repurchase any shares of common stock during the quarter or six months ended June 3, 2006. At June 2, 2007, there was approximately $61,300 available for repurchase under the Stock Repurchase Program.

4.	COMPREHENSIVE EARNINGS

The Company’s total comprehensive earnings and its components are as follows:

	Quarter Ended		Six Months Ended
	June 2,	June 3,	June 2,	June 3,
	2007	2006	2007	2006
Net earnings	$20,929	$16,805	$37,302	$33,006
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	557	2,755	832	3,560

Total comprehensive earnings	$21,486	$19,560	$38,134	$36,566

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

4.	COMPREHENSIVE EARNINGS (Continued)

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	June 2,	December 2,
	2007	2006

Minimum pension liability, net of $2,243 tax	$(3,778)	$(3,778)
Translation adjustments, net of $155 tax	4,713	3,881

Accumulated other comprehensive loss	$935	$103

5.	ACQUISITIONS AND PURCHASE OF MINORITY INTEREST

On March 5, 2007, the Company acquired an 80% ownership share in Sinfa SA, a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $5,651 in cash, net of cash received, plus debt of approximately $5 million which the Company paid after the acquisition date. The business is included in the Engine/Mobile Filtration segment from the date of acquisition and was not material to the results of the Company. As part of the purchase agreement, the Company and the minority owners have an option to trigger the purchase of the remaining 20% ownership share by the Company after December 2012. As of the end of the second quarter, the purchase price for such 20% ownership share is estimated to be $2 million.

As of the quarter ended June 2, 2007, an independent appraisal of the assets of Sinfa SA has not been completed. In addition, the purchase price was based on a preliminary balance sheet as of the acquisition date and has not been finalized with the sellers. An allocation of the final purchase price to major categories of assets and liabilities will be completed once the appraisal has been completed and the purchase price and assumed liabilities are finalized. This is expected to occur during fiscal 2007.

During February 2007, the Company acquired a synthetic fibers filtration business from Newton Tool & Mfg. Company, Inc., a privately-owned engineering and machining company based in Swedesboro, New Jersey, for $6,603 in cash, including acquisition expenses. The synthetic fibers filtration business, including all of the related production equipment, will be moved into the Company’s operations in Houston, Texas, and Shelby, North Carolina. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition.

A preliminary allocation of the initial purchase price for the acquisition has been made to major categories of assets and liabilities. The $715 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements valued at $100 and customer relationships valued at $2,100, which will be amortized on a straight-line basis over three years and thirteen years, respectively. The preliminary allocation will be finalized when the Company completes an independent appraisal of the assets acquired and finalizes the purchase price with the sellers. The Company expects to finalize the purchase price allocation during fiscal 2007. The acquisition is not material to the results of the Company.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

5.	ACQUISITIONS AND PURCHASE OF MINORITY INTEREST (Continued)

In April 2006, the Company acquired two businesses for approximately $2,957 in cash, net of cash received. One was a filter distributorship based in Minnesota which became a wholly-owned subsidiary of the Company and was included in the Industrial/Environmental Filtration segment beginning in the second quarter of 2006. In the other transaction, the Company acquired certain assets of a manufacturer and distributor of heavy-duty engine air filters based in Oklahoma. These assets were combined into an existing subsidiary of the Company within the Engine/Mobile Filtration segment, and the results were included in the Company’s consolidated results of operations from the date of acquisition. An allocation of the final purchase prices for these two acquisitions totaling $2,843 was made to major categories of assets and liabilities during fiscal 2006. The $672 excess of the final purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements valued at $91 and customer relationships valued at $1,195, which are being amortized on a straight-line basis over three years and ten to twenty years, respectively. The acquisitions were not material to the results of the Company.

On June 1, 2006, the Company purchased the minority owners’ interest in a consolidated affiliate in South Africa for approximately $2,230 of which $1,644 was paid during the second quarter of 2006. The remainder will be paid during fiscal 2008 based on fiscal 2006 results. In addition, there may be a payment estimated not to exceed $100 to be paid in 2008 based on fiscal 2007 results. As a result of this transaction, the Company recorded $113 as goodwill. The purchase was not material to the results of the Company.

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

6.	ACQUIRED INTANGIBLES

The following table reconciles the activity for goodwill by reporting unit for the six months ended June 2, 2007.

		Industrial/
	Engine/ Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at December 2, 2006	$16,747	$99,285	$—	$116,032
Acquisitions	—	715	—	715
Currency translation adjustments	272	175	—	447

Balance at June 2, 2007	$17,019	$100,175	$—	$117,194

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

6. ACQUIRED INTANGIBLES (Continued)
The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

		Industrial/
	Engine/ Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at June 2, 2007:
Trademarks, gross	$603	$29,157	$—	$29,760
Less accumulated amortization	—	242	—	242

Trademarks, net	$603	$28,915	$—	$29,518

Customer relationships, gross	$1,970	$18,773	$—	$20,743
Less accumulated amortization	480	2,965	—	3,445

Customer relationships, net	$1,490	$15,808	$—	$17,298

Other acquired intangibles, gross	$243	$12,882	$—	$13,125
Less accumulated amortization	222	5,894	—	6,116

Other acquired intangibles, net	$21	$6,988	$—	$7,009

Amortization expense is estimated to be $2,512 in 2007, $2,139 in 2008, $2,120 in 2009, $2,076 in 2010 and $2,015 in 2011.
7. GUARANTEES AND WARRANTIES
The Company has provided letters of credit totaling approximately $25,719 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.
In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and are often not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.
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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

7. GUARANTEES AND WARRANTIES (Continued)
Changes in the Company’s warranty accrual during the six months ended June 2, 2007, are as follows:

Balance at December 2, 2006	$1,486
Accruals for warranties issued during the period	547
Accruals related to pre-existing warranties	130
Settlements made during the period	(519)
Other adjustments, including currency translation	(126)

Balance at June 2, 2007, included in other accrued liabilities	$1,518

8. RETIREMENT BENEFITS
The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Quarter Ended		Six Months Ended
	June 2,	June 3,	June 2,	June 3,
	2007	2006	2007	2006
Pension Benefits:

Components of net periodic benefit cost:
Service cost	$725	$846	$1,449	$1,693
Interest cost	1,794	1,685	3,586	3,368
Expected return on plan assets	(2,145)	(1,957)	(4,288)	(3,910)
Amortization of unrecognized:
Prior service cost	44	43	88	87
Net actuarial loss	301	501	603	1,003

Net periodic benefit cost	$719	$1,118	$1,438	$2,241

Cash contributions	$120	$125	$228	$249

Postretirement Healthcare Benefits:

Components of net periodic benefit cost:
Service cost	$—	$5	$—	$11
Interest cost	18	21	36	41
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial gain	(32)	(26)	(64)	(51)

Net periodic benefit income	$(45)	$(31)	$(90)	$(61)

Cash contributions	$70	$70	$140	$140

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
10. SEGMENT DATA
The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the second quarter and six months ended June 2, 2007, and June 3, 2006, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

10. SEGMENT DATA (Continued)

	Quarter Ended		Six Months Ended
	June 2,	June 3,	June 2,	June 3,
	2007	2006	2007	2006
Net sales:
Engine/Mobile Filtration	$108,504	$101,429	$205,200	$192,461
Industrial/Environmental Filtration	106,185	103,866	202,424	206,522
Packaging	20,436	21,781	37,031	41,276

	$235,125	$227,076	$444,655	$440,259

Operating profit:
Engine/Mobile Filtration	$24,445	$22,446	$44,722	$41,519
Industrial/Environmental Filtration	5,498	1,594	8,372	7,079
Packaging	1,557	2,181	1,987	3,496

	31,500	26,221	55,081	52,094
Other income (expense)	(33)	65	228	24

Earnings before income taxes and minority earnings	$31,467	$26,286	$55,309	$52,118

Identifiable assets:
Engine/Mobile Filtration			$265,367	$207,957
Industrial/Environmental Filtration			395,403	370,767
Packaging			44,269	44,018
Corporate			22,035	82,349

			$727,074	$705,091

During the quarter ended June 3, 2006, the Company recognized a pretax charge to earnings of approximately $3,000 in the Industrial/Environmental Filtration segment’s operating profit arising from the refusal of a customer to pay for products it had ordered and used. The charge represents unpaid invoices and certain inventories and is included in selling and administrative expenses. The Company has initiated legal proceedings against the customer to recover this amount. The Industrial/Environmental Filtration segment operating profit for the quarter and six months ended June 3, 2006, also includes a $412 charge, of which all amounts were paid as of June 2, 2007, related to restructuring of a European manufacturing facility.
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

Part I — Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and Notes thereto. Except as otherwise set forth herein, references to particular years refer to the applicable fiscal year of the Company. The analysis of operating results focuses on the Company’s three reportable business segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The Engine/Mobile Filtration segment sells filtration products used on engines and in mobile equipment applications, including trucks, automobiles, buses, locomotives, and marine, construction, industrial, mining and agricultural equipment. The Company’s Industrial/ Environmental Filtration segment centers on the manufacture and marketing of filtration products used in industrial and commercial processes and in buildings and infrastructures of various types. The segment’s products include liquid process filtration products and air filtration products and systems used to maintain high interior air quality and to control exterior pollution. The Packaging segment manufacturers and markets consumer and industrial packaging products. The Company’s products are sold throughout the world.
EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in Thousands)
	Second Quarter Ended			Six Months Ended
	June 2, 2007	June 3, 2006	% Change	June 2, 2007	June 3, 2006	% Change
Net Sales	$235,125	$227,076	3.5%	$444,655	$440,259	1.0%
Operating Profit	31,500	26,221	20.1%	55,081	52,094	5.7%
Operating Margin	13.4%	11.5%	1.9 pts.	12.4%	11.8%	0.6 pts.
Other Income/(Expense)	(33)	65	(150.8)%	228	24	850.0%
Provision for Income Taxes	10,461	9,332	12.1%	17,879	18,852	-5.2%
Net Earnings	20,929	16,805	24.5%	37,302	33,006	13.0%
Diluted Earnings per Share	$0.41	$0.32	28.1%	$0.73	$0.63	15.9%
The Company reported record sales, operating profit, net earnings and diluted earnings per share for the second quarter of 2007. Sales of $235,125,000 for the second quarter of 2007 were 3.5% higher than $227,076,000 reported for second quarter 2006. Operating profit of $31,500,000 grew 20.1% from second quarter 2006 while operating margins improved from 11.5% to 13.4%. Net earnings of $20,929,000 and diluted earnings per share of $0.41 were 24.5% and 28.1% higher, respectively, from the comparable 2006 quarter. The improvement reflected strong demand for heavy-duty filters sold through aftermarket distribution both domestically and internationally, specialty industrial filtration products, systems and filter cartridges for the aviation fuel and defense sectors and sand control filters used in off-shore oil and gas drilling. Fluctuations in foreign currencies increased dollar-denominated sales and profits in the 2007 quarter by approximately $4 million and $500,000, respectively, compared to the prior year. There was no material impact from currency fluctuations in the second quarter of 2006. Even though the Company benefited by the weakness of the U.S. dollar during the quarter, on a local currency basis European sales grew by over 26% and Asian sales by over 25%.
In the second quarter of 2006, the Company recorded a $3,000,000 bad debt expense charge arising from a customer’s refusal to pay. The Company also recorded a $412,000 restructuring

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
charge related to a European manufacturing facility in the second quarter of 2006. Neither of these charges recurred in this year’s second quarter.
At the beginning of the second quarter, the Company acquired an 80% ownership share in Sinfa SA (Sinfa), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $6 million. Sinfa was included in the Engine/Mobile Filtration segment from the date of acquisition and did not have a material effect on the results of the second quarter.
During February 2007, the Company acquired the synthetic fibers filtration business from the Newton Tool & Mfg. Company, Inc. (Newton Tool) for approximately $6.6 million. The business was moved into existing facilities within the Industrial/Environmental Filtration segment. The acquisition did not have a material effect on the results of the 2007 second quarter or six-month period, but is expected to be accretive to diluted earnings per share in 2007.
During the second quarter of 2007, the Company repurchased and retired 1,550,000 shares of its common stock for $49,334,000.
For the 2007 six-month period, the Company reported sales of $444,655,000 compared to $440,259,000 in 2006. Operating profit increased 5.7% to $55,081,000 from $52,094,000 in the 2006 period with margins improving to 12.4% from 11.8%. Net earnings and diluted earnings per share increased 13.0% and 15.9%, respectively. Fluctuations in foreign currencies increased sales and profits in the 2007 six-month period by approximately $5.8 million and $620,000, respectively. There was no material impact from currency fluctuations on the first half of 2006. Excluding the two charges from second quarter 2006 discussed previously, operating profit for the first half of 2007 would have been relatively unchanged from that of the first six months of 2006.
RESULTS OF OPERATIONS
SALES
The Engine/Mobile Filtration segment’s 2007 second quarter sales increased 7.0% to $108,504,000 from $101,429,000 in the second quarter of 2006. The increase in sales included approximately $2 million of sales from the acquisition of Sinfa in the second quarter of 2007. Heavy-duty engine filter sales grew at a faster rate in the second quarter of 2007 than earlier in the fiscal year as over-the-road truck traffic in North America was stronger. International Engine/Mobile Filtration operations recorded particularly strong results with a 30% sales increase during the 2007 second quarter including the impact of the Sinfa acquisition. Approximately $1.6 million of the sales increase was due to the weakening of the U.S. dollar during the current quarter compared to the year ago quarter. Product demand from railroad filter customers was lower during the second quarter of 2007 compared to the comparable quarter of 2006; however, the Company expects domestic freight tonnage movement by rail and related filter sales will gradually increase as the year progresses.
For the six-month period, Engine/Mobile Filtration segment sales of $205,200,000 grew 6.6% from 2006 six-month sales of $192,461,000. A slower first quarter 2007, mostly due to a softening in hauled tonnage in North America in late 2006 and early 2007, was partially offset by a stronger second quarter of 2007. The Company expects product demand to remain solid for the rest of 2007 and that the rate of growth during the second half of fiscal 2007 will be stronger than the increase reported for the first half. The Company’s operations in China relocated to a larger manufacturing, warehouse and technical center complex during December 2006 and posted a 24% sales increase during the first six months of 2007 compared to the 2006 first half. The double-digit sales growth at the Company’s Chinese operations is expected to continue throughout 2007. The Company also

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
relocated its manufacturing facility in Mexico during December 2006 from Mexico City to Queretero resulting in reduced production and sales for the first half of 2007 although the second quarter improved from the first quarter of 2007. This improvement is expected to continue during the remainder of 2007.
The Company’s Industrial/Environmental Filtration segment recorded a 2.2% increase in sales to $106,185,000 for the 2007 second quarter from $103,866,000 for the 2006 second quarter. However, this small increase obscures differences in this quarter by end markets. Sales to industrial filter end markets grew by 27% while sales to environmental end markets declined by 10%. Sales demand was strong in several specialty filtration markets, including process liquid filters, systems and filter cartridges for the aviation fuel and defense sectors, sand control filters used in off-shore oil and gas drilling, filters for plastic and polymer fiber and resin applications and rainwater run-off systems. Sales of environmental filtration equipment were stronger in the second quarter of 2007 than in the first quarter of 2007 and approximately even with the second quarter of 2006. Unexpected delays in shipping and installation of some larger filtration systems near the end of first quarter 2007 were posted as sales in second quarter 2007. A first quarter 2007 acquisition contributed approximately $850,000 of sales to the second quarter. The weakening of the U.S. dollar during the current quarter compared to that of 2006 contributed approximately $2.4 million to sales for the second quarter of 2007.
Sales levels in the 2007 quarter were lower for HVAC filters used in industrial, commercial and residential applications. Lower HVAC filter sales were due in part to restructuring activities as the Company culled lower margin customers and adjusted production at its plants to serve a regional customer base. Sales were also down due to continued lower filter usage in automobile and lower-tier automotive parts manufacturing plants. Partially offsetting this decline is continual progress in selling the Company’s Total Filtration program to non-automotive customers. Recent successes include new regional and national programs with a number of non-automotive Fortune 500 companies. The Company expects HVAC filter sales for fiscal year 2007 to be down from 2006 although it does expect an improvement in operating margins as the HVAC restructuring program accelerates.
For the 2007 six-month period, the Industrial/Environmental Filtration segment sales of $202,424,000 were 2% lower than $206,522,000 sales in the first half of 2006. This segment was impacted by the 2006 loss of a $10 million annual sales contract with Electronic Data Systems Corporation (EDS) who had refused to pay amounts owed to the Company. The Company terminated this contract during the second quarter of 2006. Approximately $4.8 million of sales were reported in the first half of 2006 related to this contract. Foreign currency translation contributed approximately $4.2 million to the six-month sales figures for this segment when compared to the first half of 2006. Based on current order demand and sales backlog, the Company expects continued strong demand for process liquid filters, filters used by resin and fiber manufacturers, systems and filter cartridges for the aviation fuel and defense sectors, sand control filters used in off-shore oil and gas drilling and environmental filtration equipment.
The Packaging segment second quarter 2007 sales declined 6.2% to $20,436,000 compared to $21,781,000 in the second quarter of 2006. Six-month sales for 2007 were $37,031,000 compared to $41,276,000 for the 2006 comparable period. Sales were impacted in 2007 by lower demand for flat sheet metal decorating and confectionery packaging. Particularly, some of the segment’s confectionary customers experienced a slower sales buildup in their new product introductions than they had expected resulting in reduced shipments to them. The Company does not expect to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
recover the first six-month sales shortfall in the second half of 2007 although it does expect sales volume for the remainder of the year to be comparable to that of the latter half of 2006.
OPERATING PROFIT
Operating profit for the second quarter of 2007 was $31,500,000 compared to $26,221,000 in 2006, a 20.1% increase. Operating margin improved to 13.4% for the second quarter of 2007 compared to 11.5% for the 2006 quarter. Higher operating profit resulted primarily from higher sales volume, cost reduction initiatives, greater plant efficiencies and product mix along with the non-recurrence of a $3,000,000 bad debt charge and a $412,000 restructuring charge that occurred in the 2006 second quarter.
The Engine/Mobile Filtration segment’s operating profit of $24,445,000 increased 8.9% in second quarter 2007 compared to second quarter 2006 profit of $22,446,000. This increase resulted primarily from sales volume growth. The segment’s operating margin of 22.5% improved slightly from 22.1% in the second quarter of 2006. The Company expects operating margins for this segment to remain relatively consistent with the current quarter’s level over the next two quarters.
On a year-to-date basis, Engine/Mobile Filtration segment’s operating profit increased 7.7% to $44,722,000 from $41,519,000 in 2006. Somewhat slower domestic sales growth overall and higher international sales with lower margins in the first quarter of 2007 contributed to the relatively flat year-to-date operating margin of 21.8% compared to that of 2006’s first half. Foreign currency translation did not have a material impact on this segment’s operating profit for the six months ended June 2, 2007 or June 3, 2006.
The Industrial/Environmental Filtration segment reported operating profit of $5,498,000 in second quarter 2007 compared to $1,594,000 in second quarter 2006 and margins improved to 5.2% from 3.0% in the first quarter of 2007 and from 1.5% in the 2006 quarter. The 2006 quarter included a $3,000,000 charge arising from a customer’s refusal to pay and a $412,000 charge associated with the restructuring of a European manufacturing facility neither of which recurred in 2007’s second quarter. Overall operating profit improved due to higher sales of plastic and polymer fiber and resin filters, environmental equipment sales and filters used in aviation fuel, aerospace and oil and gas applications, and also better utilization of the segment’s production facilities. Increased freight costs in the HVAC market are expected to be offset by new pricing policies which were implemented towards the end of the second quarter of 2007. The Company expects the margins to improve over the next two quarters and to be between 7% and 8% for the fiscal year.
For the six months ended June 2, 2007, the Industrial/Environmental Filtration segment’s operating profit increased 18.3% to $8,372,000 from $7,079,000 in the comparable period of 2006. The 2007 six-month operating profit was impacted by higher freight costs and costs related to the relocation of acquired inventory and machinery related to the acquisition of the synthetic fiber filtration business of Newton Tool in February 2007. The year-to-date margin of 4.1% improved from 3.4% in the same period of 2006. The six-month operating profit for 2006 included the $3,412,000 of charges discussed above as well as lower oil and gas filter sales.
The Company began production late in the second quarter of 2007 at an HVAC manufacturing plant in Pittston, Pennsylvania to serve its customers in the Northeast. The facility start-up is part of the Company’s three-year restructuring program in its HVAC operations. The Company anticipates incurring approximately $900,000 in expenses in fiscal 2007 and realizing approximately $2.1 million in cost reductions mainly in the fourth quarter of 2007. Therefore, the net benefit of the HVAC restructuring plan in 2007 is estimated to be approximately $1.2 million. The Company

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
expects operating margins in the Industrial/Environmental Filtration segment to reach an overall 10% by the end of this three-year restructuring plan.
The Packaging segment’s operating profit in the 2007 second quarter was $1,557,000 compared to $2,181,000 in the comparable quarter of 2006. As expected, operating margin of 7.6% for the second quarter 2007 improved from 2.6% in the first quarter. However, it was lower than the 10.0% reported for the second quarter of 2006 primarily due to lower sales volumes and unused capacity during the 2007 quarter compared to the activity in the 2006 second quarter. Operating profit for the six months ended June 2, 2007 was $1,987,000 compared to $3,496,000 for the first six months of 2006. The first quarter of 2006 sales volume was higher than a normal first quarter for this segment and contributed to higher margins in the first six months of 2006. The Company believes margins will continue to improve in this segment in future quarters of 2007 based on current cost reduction initiatives and greater plant efficiencies.
OTHER INCOME/(EXPENSE)
Net other expense for the 2007 second quarter of $33,000 compared to net other income of $65,000 for the same quarter of 2006. The most significant change from the 2006 quarter relates to lower investment income of $131,000 in the second quarter of 2007 than during the second quarter of 2006. For the six-month period, net other income of $228,000 in 2007 compared to $24,000 in 2006 primarily due to $243,000 of increased interest income on higher investment balances in the first half of 2007 than during the first six months of 2006 offset by slightly higher interest expense.
PROVISION FOR INCOME TAXES
Earnings before income taxes and minority interests for the three months and six months ended June 2, 2007 totaled $31,467,000 and $55,309,000, respectively, compared to $26,286,000 and $52,118,000 for the comparable periods in 2006. The provision for income taxes for the three months and six months ended June 2, 2007 was $10,461,000 and $17,879,000, respectively, compared to $9,332,000 and $18,852,000 for the comparable periods in 2006. For the three months ended June 2, 2007, the effective tax rate was 33.2% compared to 35.5% in the comparable prior year quarter.
During the first quarter 2007, the Company recognized a cumulative tax benefit of $500,000 from the Research and Experimentation Tax Credit extension that Congress passed in December 2006. This lowered the effective rate for the first half of 2007 approximately one percentage point to 32.3% in 2007 compared to 36.2% in the first half of 2006. Increased tax-exempt interest income, faster profit growth in international operations with lower tax rates than in the U.S., and adjustments to tax reserves also contributed to a lower tax rate for the first six months of 2007 compared to that of 2006. Also, the effective tax rate for 2006 was higher due to changes in the deductibility of certain expenses. The Company expects that its overall effective tax rate for fiscal 2007 will be approximately 33.0% to 34.0% and will benefit from expected future growth in lower tax localities.
NET EARNINGS AND EARNINGS PER SHARE
Net earnings in the second quarter of 2007 were $20,929,000, or $0.41 per share on a diluted basis, compared to the 2006 second quarter of $16,805,000, or $0.32 per share on a diluted basis, an increase of 28%. Stock-based compensation reduced earnings per share by $0.01 in the 2007 second quarter compared to less than $0.01 in the 2006 second quarter. Diluted average shares outstanding were 50,950,931 for the second quarter of 2007, a decrease of 3.5% from the average of 52,817,895 for the 2006 quarter. The decrease was primarily due to 2,550,000 shares

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
repurchased since the end of second quarter 2006 under the Company’s $150 million share repurchase authorization. During the second quarter of 2007, the Company repurchased approximately $49,334,000 or 1,550,000 shares of its common stock.
For the six months ended June 2, 2007 and June 3, 2006, net earnings were $37,302,000 and $33,006,000, respectively, an increase of 13%. Diluted earnings per share increased in the 2007 year-to-date period approximately 16% to $0.73 from $0.63 in the first half of 2006. Diluted average shares outstanding were 51,355,724 for the first six months of 2007, a decrease of 2.4% from the average of 52,629,923 for the 2006 first six months, primarily due to share repurchases.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
The Company used $49,334,000 of its cash and short-term investments to buy back stock during the second quarter 2007. As a result, cash and short-term investments of $24,076,000 as of June 2, 2007 were lower than the $61,246,000 recorded at fiscal year-end 2006. At the end of the second quarter 2007 compared to fiscal year-end 2006, accounts receivable increased $4,054,000 primarily due to business acquisitions, higher sales volume and normal fluctuations in collection activity. Inventories increased $12,264,000 from the year-end level due primarily to inventory requirements for increased shipments expected for the third quarter of 2007 and business acquisitions. The current ratio at the end of the second quarter was 2.9 compared to 3.2 at the end of fiscal 2006 primarily due to the use of cash and short-term investments to repurchase the Company’s stock.
Long-term debt of $17,112,000 at June 2, 2007 relates principally to industrial revenue bonds. The slight increase from year-end 2006 relates to debt acquired as part of the Sinfa acquisition. Related principal payments in 2007 will be approximately $58,000. There were no borrowings at the end of the second quarter 2007 on a $165 million multicurrency revolving credit facility. The credit facility also includes a $40 million letter of credit line subline, against which $8,491,000 had been issued at the end of the second quarter of 2007. The Company was in compliance with all covenants related to its debt agreements throughout the first half of 2007. The ratio of total debt to total capitalization, defined as long-term debt plus total shareholders’ equity, was 3.2% at the end of the 2007 second quarter compared to the year-end 2006 level of 2.9%. The Company had 49,793,217 shares of common stock outstanding as of June 2, 2007 compared to 51,082,083 shares outstanding at fiscal year-end 2006.
Cash generated by operating activities increased $62,849,000 to $81,376,000 for the six-month 2007 period compared to $18,527,000 for the same period in the prior year, mainly due to cash provided by the sale of short-term investments and higher net earnings used to fund the share repurchases and increased levels of working capital. For the six-month period of 2007, cash flows for investing activities of $30,648,000 were higher than the 2006 amount of $12,128,000 for the same period primarily due to $12,254,000 for business acquisitions and $18,181,000 used for plant asset additions. During fiscal 2007, the Company expects to continue to invest more in capital equipment than in the prior year partly due to its three-year restructuring program in the Industrial/Environmental Filtration segment. Cash flows used in financing activities in the six-month 2007 period were $56,173,000 compared to cash provided of $87,000 for the first six months of 2006. The increase was primarily due to the $49,334,000 of stock repurchases. Dividend payments of $7,389,000 in the first half of 2007 were slightly higher than those in the comparable 2006 period.

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
As a part of the HVAC restructuring strategy, the Company plans to invest approximately $22 million, primarily in new facilities and state-of-the-art production equipment, and to spend $4 million to restructure current facilities over three years. This is anticipated to result in an improvement in operating profit of $14 million annually by the end of three years. The goal is to have the Company’s HVAC operations become the “lowest delivered cost” and most productive HVAC filtration operation in the industry and for operating margins to reach 10%.
The Company expects to continue to use future additional cash flow for dividends, capital expenditures, acquisitions and repurchases of Company stock. Capital expenditures in fiscal year 2007 are expected to be approximately $40 million to $45 million and will be used primarily for normal facility maintenance and improvements, expansion of manufacturing and technical facilities, productivity improvements, the HVAC restructuring program, new products and filter media development. Capital spending in fiscal 2007 related to the restructuring program is anticipated to be approximately $12 million. The Company’s current stock repurchase program expired June 17, 2007; however, the Company expects its Board of Directors to approve a new plan at its June 25, 2007 board meeting. Future repurchases of Company stock will depend on cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions, interest rates and the market price of the Company’s common stock. The Company has no material long-term purchase commitments. The Company is committed to restructuring its HVAC operations as discussed in the previous paragraph. Although no significant long-term purchase commitments were signed as of quarter-end, approximately $2,000,000 of equipment related to the restructuring was on order. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.
The following table summarizes the Company’s current fixed cash obligations as of June 2, 2007 for the fiscal years indicated:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-Term Debt	$17,170	$58	$65	$6	$17,041
Operating Leases	46,025	9,467	16,804	9,855	9,899

Total	$63,195	$9,525	$16,869	$9,861	$26,940

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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
OTHER MATTERS
Market Risk
The Company’s interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company’s 2006 Form 10-K for the year ended November 30, 2006 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to the disclosure regarding market risk set forth in the 2006 Form 10-K.
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
Outlook
Sales growth and margin improvement is expected for the Company overall for the remainder of 2007 with international sales growth expected to continue at a rate higher than the Company’s domestic growth rate. The Company also expects to begin manufacturing nanofiber embedded media later this fiscal year. The development of this technology will provide additional sales and cost reduction opportunities for the Company’s filter product lines overall and initially for dust collector cartridge production. The Company believes it will post record sales and profits for the 15th consecutive year in fiscal 2007 and anticipates diluted earnings per share for 2007 will be in the $1.72 to $1.80 range. This range includes expense for stock-based compensation of approximately $0.05 for 2007 compared to $0.02 per share for fiscal 2006 and the cost and benefits for the Industrial/Environmental Filtration restructuring program as discussed earlier.
For the remainder of the year, emphasis on cost reductions and price increases to customers within each business unit are expected to offset anticipated increased costs for purchased materials, primarily metal and petroleum-based products, freight, energy and employee benefits. These costs for the Company may change significantly based on future changes in the U.S. and world economies. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has plans to reduce discretionary spending if necessary.
Engine/Mobile Filtration segment sales are expected to increase during the remainder of fiscal 2007 as product demand for aftermarket heavy-duty filtration products remains solid and the slowdown in

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
freight transport experienced early in 2007 is not anticipated to continue. Also, growth is expected due to the Sinfa SA acquisition, new product introductions and from sales and marketing initiatives, including growth in sales to OEM dealers and increased sales of off-road filter applications for construction, mining and agricultural equipment. Since the Company focuses on the after-market maintenance filter sale, the new emissions regulations for heavy-duty trucks are not expected to have a material impact on sales. Operating profits for the remainder of the year are expected to be slightly lower than that of the latter half of 2006.
Sales growth for the Industrial/Environmental Filtration segment is also expected primarily due to continued growth in sales of specialty process liquid filters. HVAC sales volume is expected to be lower in the remainder of 2007 as compared to the latter half of 2006 although as a result of the HVAC restructuring strategy, the Company does expect improved HVAC filter margins in the next two quarters. The Company expects to begin manufacturing dust collector cartridges and filters used in oil drilling and fiber resin manufacturing in its plant in China later in fiscal 2007. The Company also remains optimistic that there will be a continued increase in demand for filtration systems sold into the capital goods markets and for filters sold into the oil and gas market and for plastic and polymer applications based on current sales orders and the backlog at the end of second quarter.
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
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
This Second Quarter 2007 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
uncertainties are discussed in the “Risk Factors” section of the Company’s 2006 Form 10-K. The future results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2007 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risks described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I — Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The information required hereunder is set forth on Page 22 of the Quarterly Report under the captions “Management’s Discussion and Analysis — Other Matters — Market Risk.”
Part I — Item 4. Controls and Procedures.
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 2, 2007. Based on their evaluation, such officers concluded that the Company’s disclosure controls and procedures were effective as of June 2, 2007, in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended June 2, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1A. Risk Factors
There were no material changes in the risk factors discussed in the Company’s 2006 Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
On June 17, 2005, the Company’s Board of Directors approved a two-year Stock Repurchase Program, pursuant to which the Company from time to time may purchase up to $150 million worth of shares of the Company’s Common Stock in the open market or through privately negotiated transactions. The Company has no obligation to repurchase stock under the program, and the timing, actual number and value of shares to be purchased depend on market conditions and the Company’s then-current liquidity needs. As set forth in the table below, the Company repurchased 1,550,000 shares during the fiscal quarter ended June 2, 2007, and shares in the amount of $61,295,487 remained available for purchase under such program at the end of this fiscal quarter.

COMPANY PURCHASES OF EQUITY SECURITIES (1)
			(c)	(d)
			Total number of	Approximate dollar
			shares purchased as	value of shares
	(a)	(b)	part of publicly	that may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Period	shares purchased	per share	programs	plans or programs

March 4, 2007 through March 31, 2007	764,200	$31.75	764,200	$86,363,831
April 1, 2007 through April 30, 2007	785,800	$31.90	785,800	$61,295,487
May 1, 2007 through June 2, 2007	—	—	—	$61,295,487

Total	1,550,000		1,550,000

(1)	Stock Repurchase Program announced June 20, 2005, for aggregate purchases up to $150 million. Program expired June 16, 2007. The Company expects the Board of Directors to approve a new stock repurchase program at its meeting on June 25, 2007.
Item 4.    Submission of Matters to a Vote of Security Holders
At the annual meeting of shareholders of CLARCOR Inc. held on March 26, 2007, all of The Company’s nominees for director, as listed in the proxy statement dated February 9, 2007, were elected. The Company had 51,270,695 shares of common stock outstanding as of the close of business on the February 2, 2007 record date, and the holders of 47,453,752 shares of common stock were present at the meeting, in person or by proxy.

The three nominees elected received votes as follows:

	For	Withheld

Robert J. Burgstahler	45,099,994	2,353,758
Paul Donovan	46,568,626	885,126
Norman E. Johnson	46,441,089	1,012,663

Part II —	Other Information (Continued)

Item 4.	Submission of Matters to a Vote of Security Holders (Continued)

Directors of the Company previously elected by its shareholders and whose terms in office continued after the annual meeting are Messrs. J. Marc Adam, James W. Bradford, Jr., Robert H. Jenkins, Philip R. Lochner, Jr. and James L. Packard.

Also at the annual meeting, the shareholders approved the Company’s 2007 Value Added Incentive Plan with a vote of 44,981,287 in favor, 722,332 against and 1,750,127 withheld.
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

CLARCOR Inc. (Registrant)
June 22, 2007	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson
Chairman of the Board, President and Chief Executive Officer

June 22, 2007	By	/s/ Bruce A. Klein
(Date)		Bruce A. Klein
Vice President — Finance and Chief Financial Officer