Form 10-Q
period 2007-09-01
CLARCOR INC
filed 2007-09-25
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended September 1, 2007

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2007
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
As of September 1, 2007, 49,886,785 common shares with a par value of $1 per share were outstanding.

Part I — Item 1
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	September 1,	December 2,
	2007	2006
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$31,747	$29,051
Restricted cash	268	1,619
Short-term investments	8,750	32,195
Accounts receivable, less allowance for losses of $13,709 for 2007 and $12,548 for 2006	163,746	158,157
Inventories:
Raw materials	52,339	45,986
Work in process	20,160	19,987
Finished products	69,229	63,700

Total inventories	141,728	129,673

Prepaid expenses and other current assets	7,720	8,306
Deferred income taxes	21,325	21,339

Total current assets	375,284	380,340

Plant assets at cost,	393,571	360,477
less accumulated depreciation	(225,491)	(213,948)

	168,080	146,529

Goodwill	118,228	116,032
Acquired intangibles, less accumulated amortization	53,980	53,001
Pension assets	20,718	19,851
Deferred income taxes	829	829
Other noncurrent assets	11,759	10,934

Total assets	$748,878	$727,516

LIABILITIES

Current liabilities:
Current portion of long-term debt	$89	$58
Accounts payable	52,764	50,273
Accrued salaries, wages and commissions	11,638	14,147
Compensated absences	7,636	7,333
Accrued insurance liabilities	13,680	11,799
Other accrued liabilities	25,109	23,577
Income taxes	5,976	11,241

Total current liabilities	116,892	118,428

Long-term debt, less current portion	17,236	15,946
Postretirement health care benefits	3,822	4,466
Long-term pension liabilities	20,167	17,476
Deferred income taxes	26,488	27,159
Other long-term liabilities	5,729	4,876
Minority interests	4,193	1,656

Total liabilities	194,527	190,007

Contingencies

SHAREHOLDERS’ EQUITY

Capital stock	49,887	51,082
Capital in excess of par value	3,809	3,400
Accumulated other comprehensive earnings	3,768	103
Retained earnings	496,887	482,924

Total shareholders’ equity	554,351	537,509

Total liabilities and shareholders’ equity	$748,878	$727,516

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 1,	September 2,	September 1,	September 2,
	2007	2006	2007	2006
Net sales	$238,270	$231,510	$682,925	$671,769
Cost of sales	165,412	159,689	478,318	469,057

Gross profit	72,858	71,821	204,607	202,712

Selling and administrative expenses	38,236	36,742	114,904	115,539

Operating profit	34,622	35,079	89,703	87,173

Other income (expense):
Interest expense	(281)	(174)	(776)	(564)
Interest income	264	468	1,233	1,194
Other, net	70	(198)	(176)	(510)

	53	96	281	120

Earnings before income taxes and minority interests	34,675	35,175	89,984	87,293

Provision for income taxes	7,999	12,087	25,878	30,939

Earnings before minority interests	26,676	23,088	64,106	56,354

Minority interests in earnings of subsidiaries	(61)	(125)	(189)	(385)

Net earnings	$26,615	$22,963	$63,917	$55,969

Net earnings per common share:
Basic	$$0.53	$0.45	$$1.26	$1.08

Diluted	$$0.53	$0.44	$$1.25	$1.07

Average number of common shares outstanding:
Basic	49,961,327	51,414,083	50,555,380	51,691,685

Diluted	50,560,937	51,981,546	51,001,420	52,390,283

Dividends paid per share	$0.0725	$0.0675	$0.2175	$0.2025

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 1,	September 2,
	2007	2006
Cash flows from operating activities:
Net earnings	$63,917	$55,969
Depreciation	16,448	16,036
Amortization	1,999	1,636
Stock-based compensation expense	3,217	2,194
Excess tax benefits from stock-based compensation	(2,622)	(3,312)
Changes in short-term investments	23,445	(9,100)
Changes in assets and liabilities, excluding short-term investments	(8,357)	(12,033)
Other, net	933	629

Net cash provided by operating activities	98,980	52,019

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,378)	(4,627)
Additions to plant assets	(29,336)	(11,416)
Proceeds from insurance claim	—	790
Other, net	1,657	340

Net cash used in investing activities	(40,057)	(14,913)

Cash flows from financing activities:
Payments on long-term debt	(4,638)	(555)
Sale of capital stock under stock option and employee purchase plans	4,966	5,362
Excess tax benefits from stock-based compensation	2,622	3,312
Purchase of treasury stock	(49,334)	(28,909)
Cash dividends paid	(11,017)	(10,490)

Net cash used in financing activities	(57,401)	(31,280)

Net effect of exchange rate changes on cash	1,174	698

Net change in cash and cash equivalents	2,696	6,524

Cash and cash equivalents, beginning of period	29,051	18,502

Cash and cash equivalents, end of period	$31,747	$25,026

Cash paid during the period for:
Interest	$613	$565

Income taxes	$28,607	$30,043

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of September 1, 2007, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended September 1, 2007, and September 2, 2006, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006 (2006 Form 10-K). The December 2, 2006 consolidated balance sheet data was derived from the Company’s year-end audited financial statements as presented in the 2006 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the period ended September 1, 2007, are not necessarily indicative of the operating results for the full year.

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

The Company recorded pretax compensation expense related to stock options of $892 and $2,402 and related tax benefits of $296 and $798 for the quarter and nine months ended September 1, 2007, respectively. For the quarter and nine months ended September 2, 2006, the Company recorded pretax compensation expense related to stock options of $611 and $1,628, respectively, and related tax benefits of $217 and $578, respectively. The Company also recorded $272 and $815 in pretax compensation expense related to its restricted share units for the quarter and nine months ended September 1, 2007, respectively, and $161 and $566 for the quarter and nine months ended September 2, 2006, respectively. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock-based compensation were $575 and $2,622 for the quarter and nine months ended September 1, 2007, respectively, and $320 and $3,312 for the quarter and nine months ended September 2, 2006, respectively.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

Stock Options

The following table summarizes the activity for the nine months ended September 1, 2007, with respect to non-qualified stock options granted under the Company’s incentive plans.

	Shares Granted	Weighted
	under Incentive	Average
	Plans	Exercise Price

Outstanding at beginning of year	3,253,059	$21.56
Granted	453,525	33.60
Exercised	(458,359)	17.83
Surrendered	(10,200)	24.02

Outstanding at September 1, 2007	3,238,025	$23.77

Options exercisable at September 1, 2007	2,738,175	$22.35

The total intrinsic value of options exercised during the nine months ended September 1, 2007, and September 2, 2006, was $7,741 and $9,923, respectively. The weighted average fair value per option at the date of grant for options granted during the nine months ended September 1, 2007, and September 2, 2006, was $9.36 and $10.53, respectively.

The following table summarizes information about the Company’s outstanding and exercisable options at September 1, 2007.

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of Exercise		Exercise	Life in		Exercise	Life in
Prices	Number	Price	Years	Number	Price	Years
$8.97 - $9.79	244,088	$9.15	2.33	244,088	$9.15	2.33
$10.53 - $13.75	222,900	13.22	4.04	222,900	13.22	4.04
$16.01 - $22.80	1,118,089	20.57	5.00	1,017,689	20.35	4.87
$25.89 - $38.72	1,652,948	29.51	7.54	1,253,498	28.17	6.97

	3,238,025	$23.77	6.03	2,738,175	$22.35	5.54

At September 1, 2007, the aggregate intrinsic value of options outstanding and exercisable was $48,412 and $44,814, respectively.

Restricted Share Unit Awards

During the nine months ended September 1, 2007, the Company granted 26,200 restricted units of Company common stock with a fair value of $33.75 per unit. No restricted share units were granted during the nine months ended September 2, 2006. Compensation expense related to

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2.	STOCK-BASED COMPENSATION (Continued)

restricted stock awards totaled $272 and $815 for the quarter and nine months ended September 1, 2007, respectively, and $161 and $566 for the quarter and nine months ended September 2, 2006, respectively.

3.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS

Diluted earnings per share reflects the impact of outstanding stock options and restricted share units as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

	Quarter Ended		Nine Months Ended
	September 1,	September 2,	September 1,	September 2,
	2007	2006	2007	2006
Basic weighted average number of common shares outstanding	49,961,327	51,414,083	50,555,380	51,691,685
Dilutive effect of stock-based arrangements	599,610	567,463	446,040	698,598

Diluted weighted average number of common shares outstanding	50,560,937	51,981,546	51,001,420	52,390,283

Net earnings	$26,615	$22,963	$63,917	$55,969

Basic earnings per share amount	$0.53	$0.45	$1.26	$1.08

Diluted earnings per share amount	$0.53	$0.44	$1.25	$1.07
Options with exercise prices greater than the average market price of the common shares during the respective quarter and nine-month periods were not included in the computation of diluted earnings per share. For the quarter and nine months ended September 1, 2007, 5,325 and 61,625 options with a weighted average exercise price of $38.23 and $35.80, respectively, were excluded from the computation. For the quarter and nine months ended September 2, 2006, 57,550 options with a weighted average price of $35.53 were excluded from the computation.

For the nine months ended September 1, 2007, exercises of stock options added $5,559 to capital in excess of par value.

During the quarter ended September 1, 2007, the Company did not repurchase any shares of common stock. During the nine months ended September 1, 2007, the Company repurchased and retired 1,550,000 shares of common stock for $49,334. During the quarter and nine months ended September 2, 2006, the Company purchased and retired 1,000,000 shares of common stock for $28,909. On June 25, 2007, the Company’s Board of Directors authorized a $250 million stock repurchase program of the Company’s common stock in the open market and through private transactions over a three-year period. This authorization replaces the Company’s previous $150 million share repurchase authorization that expired on June 16, 2007.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

4.	COMPREHENSIVE EARNINGS

The Company’s total comprehensive earnings and its components are as follows:

	Quarter Ended		Nine Months Ended
	September 1,	September 2,	September 1,	September 2,
	2007	2006	2007	2006
Net earnings	$26,615	$22,963	$63,917	$55,969
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	2,833	(61)	3,665	3,499

Total comprehensive earnings	$29,448	$22,902	$67,582	$59,468

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	September 1,	December 2,
	2007	2006
Minimum pension liability, net of $2,243 tax	$(3,778)	$(3,778)
Translation adjustments, net of $155 tax	7,546	3,881

Accumulated other comprehensive earnings	$3,768	$103

5.	ACQUISITIONS AND PURCHASE OF MINORITY INTEREST

On March 5, 2007, the Company acquired an 80% ownership share in Sinfa SA, a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $5,615 in cash, net of cash received, plus debt of approximately $5 million which the Company paid after the acquisition date. The business is included in the Engine/Mobile Filtration segment from the date of acquisition. As part of the purchase agreement, the Company and the minority owners each have an option to require the purchase of the remaining 20% ownership share by the Company after December 31, 2012. As of the end of the third quarter, the preliminary purchase price for such 20% ownership share is estimated to be $2 million.

A preliminary allocation of the initial purchase price for the acquisition has been made to major categories of assets and liabilities. The $397 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included customer relationships preliminarily valued at $295 and trademarks preliminarily valued at $472, which will both be amortized on a straight-line basis over fifteen years. The preliminary allocation will be finalized once the appraisal has been completed and the purchase price and assumed liabilities are finalized. The Company expects to finalize the purchase price allocation during fiscal 2007. The acquisition is not material to the results of the Company.

During February 2007, the Company acquired a synthetic fibers filtration business from Newton Tool & Mfg. Company, Inc., a privately-owned engineering and machining company based in Swedesboro, New Jersey, for $6,603 in cash, including acquisition expenses. The synthetic fibers filtration business, including all of the related production equipment, was moved into the Company’s operations in Houston, Texas, and Shelby, North Carolina. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

5.	ACQUISITIONS AND PURCHASE OF MINORITY INTEREST (Continued)

An allocation of the purchase price for the acquisition was made to major categories of assets and liabilities. The $715 excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements valued at $100 and customer relationships valued at $2,100, which are being amortized on a straight-line basis over three years and thirteen years, respectively. The acquisition is not material to the results of the Company.

In April 2006, the Company acquired two businesses for approximately $2,843 in cash, net of cash received. One was a filter distributorship based in Minnesota which became a wholly-owned subsidiary of the Company and was included in the Industrial/Environmental Filtration segment beginning in the second quarter of 2006. In the other transaction, the Company acquired certain assets of a manufacturer and distributor of heavy-duty engine air filters based in Oklahoma. These assets were combined into an existing subsidiary of the Company within the Engine/Mobile Filtration segment, and the results were included in the Company’s consolidated results of operations from the date of acquisition. An allocation of the final purchase prices for these two acquisitions was made to major categories of assets and liabilities during fiscal 2006. The $672 excess of the final purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements valued at $91 and customer relationships valued at $1,195, which are being amortized on a straight-line basis over three years and ten to twenty years, respectively. Under the terms of the purchase agreement for the Industrial/Environmental Filtration segment acquisition, the Company paid an additional $160 during the third quarter of fiscal 2007. This payment was recorded as goodwill. The acquisitions were not material to the results of the Company.

On June 1, 2006, the Company purchased the minority owners’ interest in a consolidated affiliate in South Africa for approximately $2,230 of which $1,644 was paid as of September 2, 2006. The remainder will be paid during fiscal 2008 based on fiscal 2006 results. In addition, there may be a payment estimated not to exceed $100 to be paid in 2008 based on fiscal 2007 results. As a result of this transaction, the Company recorded $113 as goodwill. The purchase was not material to the results of the Company.

On November 1, 2005, the Company acquired Martin Kurz & Co., Inc. (MKI), a privately-owned Mineola, New York, manufacturer of sintered porous metal laminates used in screening and filtration products for a wide array of industries for approximately $24,621 net of cash received, including acquisition expenses. During the first nine months of 2006, the Company paid an additional $140 related to a working capital adjustment and final settlement with the sellers. MKI is included in the Industrial/Environmental Filtration segment from the date of acquisition. Allocation of the final purchase price to major categories of assets and liabilities for MKI was finalized during fiscal 2006.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

6.	RESTRUCTURING CHARGES

As announced in July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (HVAC) filter manufacturing operations within its Industrial/Environmental Filtration segment. The Company discontinued production at an HVAC filter manufacturing plant in Kenly, North Carolina, in November 2006. Severance costs of $164 were accrued and paid during fiscal 2006 and included in cost of sales in the Industrial/Environmental Filtration segment.

Also during fiscal 2006, the Company merged two of its manufacturing facilities in order to realize cost savings and efficiency benefits. At the end of August 2006, the Company terminated manufacturing at one of its European facilities. During the nine months ended September 2, 2006, the Company recorded a $416 severance charge for one-time termination benefits paid to employees who were involuntarily terminated during 2006. This charge is included in cost of sales in the Industrial/Environmental Filtration segment.

7.	GAIN ON INSURANCE SETTLEMENT

In April 2006, the Company’s warehouse in Goodlettsville, Tennessee, was damaged by a tornado. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. 30, “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” the Company recognized during fiscal 2006 a $591 gain in selling and administrative expenses on the excess of insurance proceeds over the net book value of the property, net of $250 of expenses subject to a deductible paid by the Company. As of September 2, 2006, $540 of this gain had been recorded. The Company has collected all insurance proceeds, and the repairs to the building are complete as of third quarter 2007.

8.	ACQUIRED INTANGIBLES

The following table reconciles the activity for goodwill by reporting unit for the nine months ended September 1, 2007.

	Engine/	Industrial/
	Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at December 2, 2006	$16,747	$99,285	$—	$116,032
Acquisitions	397	875	—	1,272
Currency translation adjustments	721	203	—	924

Balance at September 1, 2007	$17,865	$100,363	$—	$118,228

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

8.	ACQUIRED INTANGIBLES (Continued)

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

	Engine/	Industrial/
	Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at September 1, 2007:
Trademarks, gross	$1,183	$29,157	$—	$30,340
Less accumulated amortization	119	245	—	364

Trademarks, net	$1,064	$28,912	$—	$29,976

Customer relationships, gross	$2,265	$18,766	$—	$21,031
Less accumulated amortization	522	3,284	—	3,806

Customer relationships, net	$1,743	$15,482	$—	$17,225

Other acquired intangibles, gross	$246	$12,882	$—	$13,128
Less accumulated amortization	227	6,122	—	6,349

Other acquired intangibles, net	$19	$6,760	$—	$6,779

Amortization expense is estimated to be $2,517 in 2007, $2,192 in 2008, $2,172 in 2009, $2,128 in 2010 and $2,068 in 2011.

9.	GUARANTEES AND WARRANTIES

The Company has provided letters of credit totaling approximately $25,702 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

9.	GUARANTEES AND WARRANTIES (Continued)

Changes in the Company’s warranty accrual during the nine months ended September 1, 2007, are as follows:

Balance at December 2, 2006	$1,486
Accruals for warranties issued during the period	892
Accruals related to pre-existing warranties	14
Settlements made during the period	(734)
Other adjustments, including currency translation	(98)

Balance at September 1, 2007, included in other accrued liabilities	$1,560

10.	RETIREMENT BENEFITS

The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Quarter Ended		Nine Months Ended
	September 1,	September 2,	September 1,	September 2,
	2007	2006	2007	2006
Pension Benefits:

Components of net periodic benefit cost:
Service cost	$725	$848	$2,174	$2,541
Interest cost	1,794	1,689	5,380	5,057
Expected return on plan assets	(2,146)	(1,964)	(6,434)	(5,874)
Amortization of unrecognized:
Prior service cost	45	42	133	129
Net actuarial loss	304	502	907	1,505

Net periodic benefit cost	$722	$1,117	$2,160	$3,358

Cash contributions	$77	$127	$258	$376

Postretirement Healthcare Benefits:

Components of net periodic benefit cost:
Service cost	$1	$4	$1	$15
Interest cost	18	22	54	63
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)

Net actuarial gain	(32)	(27)	(96)	(78)

Net periodic benefit income	$(44)	$(32)	$(134)	$(93)

Cash contributions	$70	$70	$210	$210

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

10.	RETIREMENT BENEFITS (Continued)

not determined whether it will make a voluntary contribution to the U.S. qualified plan in 2007; however, it does expect to fund $279 to the U.S. non-qualified plan, $534 to the non-U.S. plan and $279 for the postretirement benefit plan to pay benefits during 2007.

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

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the third quarter and nine months ended September 1, 2007, and September 2, 2006, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

	Quarter Ended		Nine Months Ended
	September 1,	September 2,	September 1,	September 2,
	2007	2006	2007	2006
Net sales:
Engine/Mobile Filtration	$112,280	$103,358	$317,480	$295,819
Industrial/Environmental Filtration	104,980	106,263	307,404	312,785
Packaging	21,010	21,889	58,041	63,165

	$238,270	$231,510	$682,925	$671,769

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

12.	SEGMENT DATA (Continued)

	Quarter Ended		Nine Months Ended
	September 1,	September 2,	September 1,	September 2,
	2007	2006	2007	2006
Operating profit:
Engine/Mobile Filtration	$26,629	$25,147	$71,351	$66,666
Industrial/Environmental Filtration	6,100	7,965	14,472	15,044
Packaging	1,893	1,967	3,880	5,463

	34,622	35,079	89,703	87,173
Other income	53	96	281	120

Earnings before income taxes and minority earnings	$34,675	$35,175	$89,984	$87,293

Identifiable assets:
Engine/Mobile Filtration			$248,235	$208,364
Industrial/Environmental Filtration			397,863	375,299
Packaging			44,412	42,756
Corporate			58,368	74,252

			$748,878	$700,671

During the second quarter of fiscal 2006, the Company recognized a pre-tax charge to earnings of approximately $3,000 in the Industrial/Environmental Filtration segment’s operating profit arising from the refusal of a customer to pay for products it had ordered and used. The charge represents unpaid invoices and certain inventories and is included in selling and administrative expenses. The Company has initiated legal proceedings against the customer to recover this amount. The Industrial/Environmental Filtration segment operating profit for the nine months ended September 2, 2006, also includes the $611 charge related to restructuring of a European manufacturing facility and closing of a North Carolina operation and the $540 gain related to insurance proceeds.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159). The statement provides companies with an option to report selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. SFAS 159 will be effective for the Company’s fiscal year 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements.

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

Part I — Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and Notes thereto. Except as otherwise set forth herein, references to particular years refer to the applicable fiscal year of the Company. The analysis of operating results focuses on the Company’s three reportable business segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The Engine/Mobile Filtration segment sells filtration products used on engines and in mobile equipment applications, including trucks, automobiles, buses, locomotives, and marine, construction, industrial, mining and agricultural equipment. The Company’s Industrial/ Environmental Filtration segment centers on the manufacture and marketing of filtration products used in industrial and commercial processes and in buildings and infrastructures of various types. The segment’s products include liquid process filtration products and air filtration products and systems used to maintain high interior air quality and to control exterior pollution. The Packaging segment manufactures and markets consumer and industrial packaging products. The Company’s products are sold throughout the world.
EXECUTIVE SUMMARY
Management Discussion Snapshot
(Dollars in Thousands)

	Third Quarter Ended				Nine Months Ended
	September 1,	September 2,	%		September 1,	September 2,	%
	2007	2006	Change		2007	2006	Change

Net Sales	$238,270	$231,510	2.9%		$682,925	$671,769	1.7%
Operating Profit	34,622	35,079	(1.3)%		89,703	87,173	2.9%
Operating Margin	14.5%	15.2%	(0.7	) pts.	13.1%	13.0%	0.1	pts.
Other Income	53	96	(44.8)%		281	120	134.2%
Provision for Income Taxes	7,999	12,087	(33.8)%		25,878	30,939	(16.4)%
Net Earnings	26,615	22,963	15.9%		63,917	55,969	14.2%
Diluted Earnings per Share	$0.53	$0.44	20.5%		$1.25	$1.07	16.8%
The Company reported record sales, net earnings and diluted earnings per share for the third quarter of 2007. Sales of $238,270,000 for the third quarter of 2007 were 2.9% higher than $231,510,000 reported for third quarter 2006. Operating profit of $34,622,000 was 1.3% lower than third quarter 2006 while operating margins declined from 15.2% to 14.5%. Overall, the Company’s filter operations performed well except for the Company’s HVAC manufacturing operations. The Engine/Mobile filter companies and the other Industrial/Environmental filter companies continued the strong operating performance they have achieved over many years with continuing growth in sales and solid operating margins. Net earnings of $26,615,000 and diluted earnings per share of $0.53 were 15.9% and 20.5% higher, respectively, from the comparable 2006 quarter. In the third quarter 2007, the Company recorded an after-tax benefit of approximately $4 million or $0.08 per share related to the completion of various income tax audits and the finalization of certain income tax liabilities. Fluctuations in foreign currencies increased dollar-denominated sales and profits in the 2007 third quarter by approximately $4.4 million and $700,000, respectively, compared to the prior year. There was no material impact from currency fluctuations in the third quarter of 2006. In the third quarter of 2006, the Company recorded a pre-tax gain of $790,000 or $0.01 per share from insurance proceeds received due to a tornado that damaged one of the Company’s warehouses and a $800,000 pre-tax gain or $0.01 per share from the elimination of a reserve that was no

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
longer necessary related to an overseas subsidiary. Neither of these recurred in this year’s third quarter.
On March 5, 2007, the Company acquired an 80% ownership share in Sinfa SA (Sinfa), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $6 million. Sinfa was included in the Engine/Mobile Filtration segment from the date of acquisition. During February 2007, the Company acquired the synthetic fibers filtration business from the Newton Tool & Mfg. Company, Inc. (Newton Tool) for approximately $6.6 million. This business and its operating equipment were moved into existing facilities within the Industrial/Environmental Filtration segment. Neither acquisition had a material effect on the consolidated results of the 2007 third quarter or nine-month period.
The Company did not repurchase any of its stock during the third quarter 2007. During the second quarter of 2007, the Company repurchased and retired 1,550,000 shares of its common stock for $49,334,000.
For the 2007 nine-month period, the Company reported sales of $682,925,000 compared to $671,769,000 in 2006. Internationally, sales grew by over 7% this year and represent 27% of the Company’s total sales. Operating profit increased 2.9% to $89,703,000 from $87,173,000 in the 2006 period with 2007 year-to-date margin slightly higher at 13.1% compared to 13.0% for the 2006 nine-month period. Net earnings and diluted earnings per share increased 14.2% and 16.8%, respectively. Fluctuations in foreign currencies increased sales and profits in the 2007 nine-month period by approximately $9.3 million and $1 million, respectively. There was no material impact from currency fluctuations on sales and profits in the first nine months of 2006.
RESULTS OF OPERATIONS
SALES
The Engine/Mobile Filtration segment’s 2007 third quarter sales increased 8.6% to $112,280,000 from $103,358,000 in the third quarter of 2006. The increase in sales included approximately $4 million of sales from the second quarter 2007 acquisition of Sinfa. Heavy-duty engine filter sales, both in domestic and international markets, grew even though several domestic trucking companies have reported flat to slight declines in truck mileage driven during the last six months. International Engine/Mobile Filtration operations, particularly in China, Europe and Australia, recorded a 33% sales increase during the 2007 third quarter including approximately $2.1 million of sales due to the Sinfa acquisition. Approximately $2 million of the sales increase was due to fluctuations in foreign currencies caused by the weakening of the U.S. dollar during the current quarter compared to the year ago quarter. Product demand from railroad filter customers was lower during the third quarter of 2007 compared to the 2006 third quarter. However, the Company expects fourth quarter 2007 railroad filter sales to be comparable to that recorded in the fourth quarter of 2006.
For the nine-month period, Engine/Mobile Filtration segment sales of $317,480,000 grew 7.3% from 2006 nine-month sales of $295,819,000. A slower first quarter 2007, mostly due to a softening in hauled tonnage in North America in late 2006 and early 2007, was partially offset by stronger second and third quarters of 2007. The Company expects product demand to remain solid for the rest of 2007 and that the rate of growth during the fourth quarter of fiscal 2007 will be comparable to

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
that of the third quarter. The Company’s operations in China relocated to a larger manufacturing, warehouse and technical center complex during December 2006 and posted a sales increase of over 25% during the first nine months of 2007 compared to the 2006 nine-month period. The double-digit sales growth at the Company’s Chinese operations is expected to continue during the fourth quarter of fiscal 2007. The Company also relocated its manufacturing facility in Mexico during December 2006 from Mexico City to Queretero resulting in reduced production and sales for the first nine months of 2007 although the third quarter improved from the prior quarters of 2007. This improvement is expected to continue during the remainder of 2007.
The Company’s Industrial/Environmental Filtration segment recorded a 1.2% decrease in sales to $104,980,000 for the 2007 third quarter from $106,263,000 for the 2006 third quarter. Excluding the results of the HVAC manufacturing operations, the Company’s other Industrial/Environmental Filtration operations improved sales by approximately 8% in the third quarter of 2007 compared to the third quarter of 2006. Sales growth occurred both domestically and internationally in most product lines, including process liquid filters, systems and filter cartridges for the aviation fuel and defense sectors, specialty filtration, pollution control systems, sand control filters used in off-shore oil and gas drilling and filters for plastic and polymer fiber and resin applications. Sales in the Company’s Total Filtration Program also grew. The Program has added six Fortune 500 companies in the last twelve months along with many additional smaller companies. Sales of environmental filtration equipment were also stronger in the third quarter of 2007 than in the third quarter of 2006. The first quarter 2007 acquisition of Newton Tool contributed approximately $1 million of sales to the third quarter. The weakening of the U.S. dollar during the current quarter compared to that of 2006 contributed approximately $2.4 million to sales for the third quarter of 2007.
Sales at the Company’s HVAC filter manufacturing operations were 15% lower in the 2007 third quarter than in the comparable quarter of 2006. Approximately one-half of this decrease was due to the planned elimination of certain lower margin customers where the Company does not see any opportunity for improving profitability. The remainder was due to equipment delays which disrupted the Company’s ability to ship to certain customers even though the orders were in-house. In some cases, the Company had to ship products between its HVAC plants in order to consolidate shipments to customers which also resulted in delays. As part of the HVAC restructuring program, the Company is regionalizing its manufacturing facilities to serve designated areas of the United States with a more complete product line at each facility. This requires moving equipment between facilities and adding new manufacturing plants, such as the new plant in Pittston, Pennsylvania, which began production late in the second quarter of 2007. The Company has adjusted its shipping and manufacturing plans to account for these transitional issues and does not expect this delivery problem to continue in the future although it does expect HVAC filter sales overall for fiscal year 2007 to be down from 2006. For the first three weeks of fourth quarter 2007, both product orders and deliveries were ahead of the Company’s forecast so far for the quarter.
For the 2007 nine-month period, the Industrial/Environmental Filtration segment sales of $307,404,000 were 1.7% lower than $312,785,000 in the first nine months of 2006. In addition to the lower HVAC filter sales volumes discussed above, this segment was impacted by the 2006 loss of a $10 million annual sales contract with Electronic Data Systems Corporation (EDS) who had refused to pay amounts owed to the Company. The Company terminated this contract during the second quarter of 2006. Approximately $4.8 million of sales were reported in the first nine months of 2006 related to this contract. Foreign currency translation contributed approximately $6.4 million to the nine-month sales figures for this segment when compared to the nine-month period of 2006. Based on current order demand and sales backlog, the Company expects continued solid demand for process liquid filters, filters used by resin and fiber manufacturers, systems and filter cartridges

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
for the aviation fuel and defense sectors, filters for aerospace applications, sand control filters used in off-shore oil and gas drilling and environmental filtration equipment for the rest of 2007. The Company also expects additional sales to its Total Filtration Program customers as this program continues to gain momentum and new customers are added.
The Packaging segment third quarter 2007 sales declined 4.0% to $21,010,000 compared to $21,889,000 in the third quarter of 2006. Nine-month sales for 2007 were $58,041,000 compared to $63,165,000 for the 2006 comparable period. Sales were impacted in 2007 by lower demand for flat sheet metal decorating and confectionery and personal care packaging. Particularly, the Company believes some of the segment’s confectionary and personal care product customers have delayed the roll-out of new product programs or have not seen the increases they expected in newer product introductions resulting in lower shipments to them. The Company does not believe it has lost business to competitors in this segment. The Company expects sales volume for the fourth quarter of the year to be comparable to that of the fourth quarter of 2006.
OPERATING PROFIT
Operating profit for the third quarter of 2007 was $34,622,000 compared to $35,079,000 in the third quarter of 2006, a 1.3% decrease. Operating margin declined seven-tenths of a point to 14.5% for the third quarter of 2007 compared to 15.2% for the 2006 quarter although this improved from the 13.4% reported for the second quarter of 2007. Lower operating profit resulted primarily from lower sales volume and increased costs at the Company’s HVAC filter operations. In the third quarter of 2006, the Company recognized a pre-tax gain of $790,000 from insurance proceeds received due to a tornado that damaged one of the Company’s warehouses and a $800,000 pre-tax gain from the elimination of a reserve that was no longer necessary related to an overseas subsidiary.
The Engine/Mobile Filtration segment’s operating profit of $26,629,000 increased 5.9% in third quarter 2007 compared to third quarter 2006 operating profit of $25,147,000. This increase resulted primarily from sales volume growth. Although the operating profit growth was less than the increase in sales, the Company expects stronger growth in operating profit in future quarters as it implements product price increases in response to raw material cost increases and accelerates cost reduction efforts. The segment’s operating margin of 23.7% remains strong although it was lower than the 24.3% reported for the third quarter of 2006. The Company expects operating margins for this segment during the fourth quarter of 2007 to remain relatively consistent with the third quarter’s level.
On a year-to-date basis, Engine/Mobile Filtration segment’s operating profit increased 7.0% to $71,351,000 from $66,666,000 in 2006. Somewhat slower domestic sales growth overall and higher international sales with lower margins in the first half of 2007 contributed to the flat year-to-date operating margin of 22.5% compared to that of 2006’s nine-month period. Foreign currency translation did not have a material impact on this segment’s operating profit for the nine months ended September 1, 2007 or September 2, 2006.
The Industrial/Environmental Filtration segment reported operating profit decreased 23.4% to $6,100,000 in third quarter 2007 compared to $7,965,000 in third quarter 2006, and margins were 5.8% compared to 7.5% in the comparable 2006 quarter. The 2006 third quarter included a pre-tax gain of $790,000 from insurance proceeds received due to a tornado at one of the Company’s warehouses. Third quarter 2007 operating profit was lower primarily due to the timing of cost savings and operational improvements at the Company’s HVAC filter manufacturing operations as well as lower sales volume. As the Company reorganizes its HVAC filter manufacturing and distribution facilities, integrates plant purchasing, consolidates customer service, moves

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
manufacturing lines and trains new employees, it has not realized anticipated cost savings as quickly as expected.
The Company’s three-year plan to restructure its HVAC operations has not changed. The Company had expected delivery of a significant amount of new equipment early in third quarter 2007, which, when delivered, would significantly improve plant operating efficiencies and margins. However, delivery has been delayed three to six months. As a result, the Company does not expect planned reductions in labor costs and improvement in manufacturing productivity to be realized until fiscal year 2008 rather than in the third and fourth quarters of 2007. The Company had expected to realize a $1.2 million improvement in fiscal year 2007 but currently anticipates the HVAC restructuring program will cost $1 million to $2 million in fiscal 2007. The Company has not changed its expectations regarding the success of this initiative. The Company continues to expect operating profit improvement of $14 million and operating margins in the Industrial/Environmental Filtration segment to reach 10% by the end of the three-year restructuring plan. Specifically, the Company expects to improve operating profit at its HVAC manufacturing operations by $6 million to $8 million with the restructuring program contributing $2 million to $4 million in fiscal 2008.
Excluding the results of the HVAC manufacturing operations, operating profit for the Industrial/Environmental Filtration segment improved approximately 33% and margins improved from 9.8% to 12.0% due to higher sales in most product lines including aviation fuel, aerospace, oil and gas, plastic and fiber resins, pollution control system and specialty product lines. Better utilization of the segment’s production facilities at non-HVAC filter manufacturing operations also contributed to higher margins. The Company expects the margins for the Industrial/Environmental Filtration segment to improve in the fourth quarter of 2007 from current levels although they are expected to be lower than those reported for the fourth quarter of 2006.
For the nine-month period of 2007, the Industrial/Environmental Filtration segment’s operating profit decreased 3.8% to $14,472,000 from $15,044,000 in the comparable period of 2006. The 2007 nine-month operating profit was impacted by lower sales and higher costs related to the HVAC operations and costs related to the relocation of acquired inventory and machinery related to the acquisition of the synthetic fiber filtration business of Newton Tool in February 2007. The year-to-date margin of 4.7% compared to 4.8% in the same period of 2006. The nine-month operating profit for 2006 included a $3,000,000 charge arising from a customer’s refusal to pay and a $416,000 charge associated with the restructuring of a European manufacturing facility, neither of which recurred in 2007. Foreign currency translation contributed approximately $800,000 to the 2007 nine-month operating profit for this segment when compared to the nine-month period of 2006.
The Packaging segment’s operating profit in the 2007 third quarter was $1,893,000 compared to $1,967,000 in the comparable quarter of 2006. The decrease was primarily due to lower sales volumes and unused capacity during the 2007 quarter compared to the activity in the 2006 third quarter. Operating margin for this segment of 9.0% for the third quarter 2007 was the same as that in the comparable 2006 quarter. It improved from 7.6% in the second quarter of 2007 due to the segment’s ability to respond to lower sales volumes and control costs. Operating profit for the nine months ended September 1, 2007 was $3,880,000 compared to $5,463,000 for the first nine months of 2006. The first quarter of 2006 sales volume was higher than a normal first quarter for this segment and contributed to higher margins for fiscal 2006. The Company believes margins in this segment will continue to improve in the fourth quarter of 2007 from the current level based on current cost reduction initiatives and improved plant efficiencies although margins are expected to be lower overall for fiscal 2007 than those of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
OTHER INCOME/(EXPENSE)
Net other income for the 2007 third quarter of $53,000 compared to net other income of $96,000 for the same quarter of 2006. The most significant change from the 2006 quarter relates to lower investment income in the third quarter of 2007 than during the third quarter of 2006. For the nine-month period, net other income of $281,000 in 2007 compared to $120,000 in 2006. An expense of $292,000 related to the acquisition of the minority interest in a South African subsidiary was recognized in the 2006 period that did not recur in 2007.
PROVISION FOR INCOME TAXES
Earnings before income taxes and minority interests for the third quarter and nine months ended September 1, 2007 totaled $34,675,000 and $89,984,000, respectively, compared to $35,175,000 and $87,293,000 for the comparable periods in 2006. The provision for income taxes for the 2007 third quarter and 2007 nine-month period was $7,999,000 and $25,878,000, respectively, compared to $12,087,000 and $30,939,000 for the comparable periods in 2006. For the three months ended September 1, 2007, the effective tax rate was 23.1% compared to 34.4% in the comparable prior year quarter. The effective tax rate for the nine-month periods of 2007 and 2006 was 28.8% and 35.4%, respectively.
The 2007 effective tax rates for both the quarter and year-to-date periods were unusually low because the Company recorded an after-tax gain of approximately $4 million related to the completion of various income tax audits and the finalization of certain income tax liabilities in the third quarter 2007. During the first quarter 2007, the Company recognized a cumulative tax benefit of $500,000 from the Research and Experimentation Tax Credit extension that Congress passed in December 2006. This, along with increased tax-exempt interest income and faster profit growth in international operations with lower tax rates than in the United States also contributed to a lower tax rate for the nine-month period of 2007 compared to that of 2006. Excluding the impact of the $4.5 million tax benefits recorded in 2007, the Company expects that its overall effective tax rate for fiscal 2007 would have been approximately 33.0% to 34.0%. The Company expects that it will benefit from anticipated faster growth in lower tax localities compared to growth in the U.S.
NET EARNINGS AND EARNINGS PER SHARE
Net earnings in the third quarter of 2007 were $26,615,000 or $0.53 per diluted share, compared to the 2006 third quarter of $22,963,000, or $0.44 per diluted share, an increase of 15.9% and 20.5%, respectively. Stock-based compensation reduced earnings per share by $0.01 in the 2007 third quarter compared to less than $0.01 in the 2006 third quarter. The $4 million tax adjustment discussed above contributed $0.08 to diluted earnings per share in the 2007 third quarter. Diluted average shares outstanding were 50,560,937 for the third quarter of 2007, a decrease of 2.7% from the average of 51,981,546 for the 2006 quarter. The decrease was primarily due to 1,550,000 shares repurchased in fiscal 2007 under the Company’s $150 million share repurchase authorization. This repurchase plan expired June 16, 2007 and was replaced with a $250 million share repurchase authorization. During the third quarter of 2006, the Company repurchased approximately $28,909,000 or 1,000,000 shares of its common stock.
For the nine months ended September 1, 2007 and September 2, 2006, net earnings were $63,917,000 and $55,969,000, respectively, an increase of 14.2%. Diluted earnings per share increased in the 2007 year-to-date period 16.8% to $1.25 from $1.07 in the first nine-month period of 2006. Diluted average shares outstanding were 51,001,420 for the first nine months of 2007,

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
a decrease of 2.7% from the average of 52,390,283 for the 2006 nine-month period, primarily due to share repurchases.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
Cash and short-term investments of $40,497,000 as of September 1, 2007 were lower than the $61,246,000 recorded at fiscal year-end 2006. This is primarily due to the Company’s use of $49,334,000 of cash and short-term investments to buy back stock during the second quarter 2007. At the end of the third quarter 2007 compared to fiscal year-end 2006, accounts receivable increased $5,589,000 primarily due to business acquisitions and normal fluctuations in collection activity. Inventories increased $12,055,000 from the year-end level due primarily to inventory requirements for increased shipments expected for the fourth quarter of 2007 and business acquisitions. The current ratio of 3.2 at the end of the third quarter was unchanged to that at the end of fiscal 2006.
Long-term debt of $17,236,000 at September 1, 2007 relates principally to industrial revenue bonds. The slight increase from year-end 2006 relates to debt incurred as part of the Sinfa acquisition. Related principal payments in 2007 will be approximately $58,000. There were no borrowings at the end of the third quarter 2007 on a $165 million multicurrency revolving credit facility. The credit facility also includes a $40 million letter of credit line subline, against which $8.5 million had been issued at the end of the third quarter of 2007. The Company was in compliance with all covenants related to its debt agreements throughout the first nine months of 2007. The ratio of total debt to total capitalization, defined as long-term debt plus total shareholders’ equity, was 3.0% at the end of the 2007 third quarter compared to the year-end 2006 level of 2.9%. The Company had 49,886,785 shares of common stock outstanding as of September 1, 2007 compared to 51,082,083 shares outstanding at fiscal year-end 2006.
Cash generated by operating activities increased $46,961,000 to $98,980,000 for the nine-month 2007 period compared to $52,019,000 for the same period in the prior year, mainly due to cash provided by the sale of short-term investments and higher net earnings used to fund the share repurchases and increased levels of working capital. For the nine-month period of 2007, cash flows for investing activities of $40,057,000 were higher than the 2006 amount of $14,913,000 for the same period primarily due to $12,378,000 for business acquisitions and $29,366,000 used for plant asset additions. Cash flows used for capital expenditures were $11,416,000 in the 2006 nine-month period or $17,920,000 less than in the current year-to-date period. During fiscal 2007, the Company expects to continue to invest more in capital equipment than in the prior year partly due to its three-year restructuring program in the Industrial/Environmental Filtration segment. Cash flows used in financing activities in the nine-month 2007 period were $57,401,000 compared to $31,280,000 for the first nine months of 2006. The increase was primarily due to the $49,334,000 of stock repurchases. Dividend payments of $11,017,000 in the first nine months of 2007 were slightly higher than those in the comparable 2006 period.
The Company believes that its current operations will continue to generate cash and sufficient lines of credit remain available to fund current operating needs, pay dividends, fund planned capital expenditures, provide for interest payments and required principal payments related to its debt agreements, repurchase Company stock and fund acquisitions.
As a part of the HVAC restructuring strategy, the Company plans to invest approximately $22 million, primarily in new facilities and state-of-the-art production equipment, and to spend $4 million

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
to restructure current facilities over three years which began in late 2006. This is anticipated to result in an improvement in operating profit of $14 million annually by the end of three years. The goal is to have the Company’s HVAC operations become the “lowest delivered cost” and most productive HVAC filtration operation in the industry and for segment operating margins to reach 10%.
The Company expects to continue to use future additional cash flow for dividends, capital expenditures, acquisitions and repurchases of Company stock. Capital expenditures in fiscal year 2007 are expected to be approximately $40 million to $45 million and will be used primarily for normal facility maintenance and improvements, expansion of manufacturing and technical facilities, productivity improvements, the HVAC restructuring program, new products and filter media development. Capital spending in fiscal 2007 related to the restructuring program is anticipated to be approximately $8 to $10 million. The Company’s Board of Directors approved a $250 million stock repurchase program on June 25, 2007 that replaced a previous authorization that expired on June 16, 2007. Future repurchases of Company stock will depend on cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions, interest rates and the market price of the Company’s common stock. The Company has no material long-term purchase commitments. The Company is committed to restructuring its HVAC operations as discussed in the previous paragraphs. Although no significant long-term purchase commitments were signed as of quarter-end, approximately $1.6 million of equipment related to the restructuring was on order. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.
The following table summarizes the Company’s current fixed cash obligations as of September 1, 2007 for the fiscal years indicated:

	Payments Due by Period
		Less than 1			More than 5
(Dollars in thousands)	Total	Year	1-3 Years	3-5 Years	Years

Long-Term Debt	$17,325	$89	$131	$57	$17,048
Operating Leases	46,353	9,537	16,787	8,861	11,168

Total	$63,678	$9,626	$16,918	$8,918	$28,216

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
OTHER MATTERS
Market Risk
The Company’s interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company’s 2006 Form 10-K for the year ended November 30, 2006 in Management’s Discussion and Analysis of Financial Condition and Results of Operation. There

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
have been no material changes to the disclosure regarding market risk set forth in the 2006 Form 10-K.
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
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 11 to the Consolidated Condensed Financial Statements on pages 14 and 15 of this Form 10-Q.
Outlook
Disruptions in the housing and mortgage markets, lower than expected job growth and increased commodity prices, particularly in the energy and petroleum-based product areas, could lead to an economic slowdown in the U.S. economy. However, the Company does expect sales growth and margin improvement overall for the remaining quarter of 2007 with international sales growth expected to continue at a rate higher than the Company’s domestic growth rate. The Company began manufacturing nanofiber embedded media late in the third quarter of 2007. The development of this technology is expected to provide additional sales and cost reduction opportunities for the Company’s filter product lines overall and initially for dust collector cartridge production. The Company believes it will post record sales and profits for the 15th consecutive year in fiscal 2007 and anticipates diluted earnings per share for 2007 will be in the $1.74 to $1.78 range. This range includes expense for stock-based compensation of approximately $0.05 for 2007 compared to $0.02 per share for fiscal 2006, the $0.08 tax benefit recorded in third quarter 2007 and the cost for the Industrial/Environmental Filtration restructuring program as discussed earlier.
For the remainder of the year, emphasis on cost reductions and price increases to customers within each business unit will continue and are expected to mostly offset anticipated increased costs for purchased materials, primarily metal and petroleum-based products, freight, energy and employee benefits. These costs for the Company may change significantly based on future changes in the U.S. and world economies. While the Company fully anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has plans to reduce discretionary spending if necessary.
Engine/Mobile Filtration segment sales are expected to increase slightly during the fourth quarter of fiscal 2007 as product demand for aftermarket heavy-duty filtration products remains solid and the slowdown in freight transport experienced early in 2007 is not anticipated to worsen. Because most of the Company’s filter sales are largely to the aftermarket, it believes its customers will continue to buy filters to maintain their equipment, fleets and facilities even in slow economic periods. Also, growth is expected due to the Sinfa SA acquisition and from sales and marketing initiatives, including growth in sales to OEM dealers and increased sales of off-road filter applications for construction, mining and agricultural equipment. The Company expects introduction of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
new products, such as additional versions of its ChannelFlow® engine air filter and new hydraulic filters for engine applications, to contribute to future sales growth. Since the Company focuses on the after-market maintenance filter sale, new emissions regulations for heavy-duty trucks are not expected to have a material impact on sales. Operating profits for the remaining quarter of the fiscal year are expected to be slightly higher than that of the fourth quarter of 2006.
Sales growth for the Industrial/Environmental Filtration segment is also expected primarily due to continued growth in sales of specialty process liquid filters and expansion of the Company’s Total Filtration Program customers. HVAC sales volume is expected to be lower in the remainder of 2007 as compared to the fourth quarter of 2006. The Company expects to begin manufacturing filters used in oil drilling applications in its plant in China near the end of fiscal 2007 and to begin manufacturing filters used in fiber resin manufacturing in this plant in early 2008. The Company also remains optimistic that there will be a continued increase in demand for filtration systems sold into the capital goods markets and for filters sold into the oil and gas market and for plastic and polymer applications based on current sales orders and the backlog at the end of third quarter.
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
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
This Third Quarter 2007 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2007 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risks described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I	—	Item 3. Quantitative and Qualitative Disclosure About Market Risk.

The information required hereunder is set forth on Page 23 of the Quarterly Report under the captions “Management’s Discussion and Analysis – Other Matters – Market Risk.”

Part I	—	Item 4. Controls and Procedures.

The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 1, 2007. Based on their evaluation, such officers concluded that the Company’s disclosure controls and procedures pursuant to Rules 13a – 15(e) of the Exchange Act were effective as of September 1, 2007, in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended September 1, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II	—	Other Information

Item 1A.		Risk Factors

There were no material changes in the risk factors discussed in the Company’s 2006 Form 10-K.

Item 2.		Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2007, the Company’s Board of Directors approved a three-year Stock Repurchase Program, pursuant to which the Company from time to time may purchase up to $250 million of shares of the Company’s Common Stock in the open market or through privately negotiated transactions. The Company’s previous share repurchase authorization expired on June 16, 2007. The Company has no obligation to repurchase stock under the program, and the timing, actual number and value of shares to be purchased depend on market conditions and the Company’s then-current liquidity needs. As set forth in the table below, the Company did not repurchase any shares during the fiscal quarter ended September 1, 2007, and shares in the amount of $250,000,000 remained available for purchase under such program at the end of the third quarter of 2007.

COMPANY PURCHASES OF EQUITY SECURITIES (1) (2)
			(c)	(d)
			Total number of	Approximate dollar
			shares purchased as	value of shares
	(a)	(b)	part of publicly	that may yet be
	Total number of	Average price paid	announced plans or	purchased under the
Period	shares purchased	per share	programs	plans or programs
June 25, 2007 through June 30, 2007	—	—	—	$250,000,000

July 1, 2007 through July 31, 2007	—	—	—	$250,000,000

August 1, 2007 through September 1, 2007	—	—	—	$250,000,000

Total	—		—

(1)	Stock Repurchase Program announced June 25, 2007, for aggregate purchases up to $250 million. Program expires June 25, 2010.

(2)	No shares were repurchased during the period June 3, 2007 through June 16, 2007 under the previous share repurchase authorization, which expired on June 16, 2007.

Part II – Other Information (Continued)
Item 6 Exhibits

a.	Exhibits:
	31	(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31(ii)		Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

September 25, 2007 (Date)	By	/s/ Norman E. Johnson Norman E. Johnson
Chairman of the Board, President and Chief
Executive Officer

September 25, 2007 (Date)	By	/s/ Bruce A. Klein Bruce A. Klein
Vice President – Finance and
Chief Financial Officer