Form 10-K
period 2007-12-01
CLARCOR INC
filed 2008-01-28
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 1, 2007
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

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of registrant’s most recently completed second fiscal quarter was $1,673,052,091.

There were 51,378,944 shares of Common Stock outstanding as of January 18, 2008.

Certain portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders (“Proxy Statement”) currently anticipated to be held on March 31, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 1, 2007.

PART I

Item 1.	Business.

(a)	General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the “Company” and terms such as “we” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30. For fiscal year 2007, the year ended on December 1, 2007 and included 52 weeks. For fiscal year 2006, the year ended December 2, 2006, and included 52 weeks. For fiscal year 2005, the year ended December 3, 2005 and included 53 weeks. In this 2007 Annual Report on Form 10-K (“2007 Form 10-K”), all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

Certain Significant Developments.

Acquisitions

As reported in our quarterly filings on Form 10-Q during 2007, the Company completed the following two acquisitions during 2007.

In February 2007, the Company acquired the assets of the synthetic fibers filtration business of Newton Tool & Mfg. Company, Inc., a privately-owned engineering and machining company based in Swedesboro, New Jersey, for approximately $6.6 million in cash, including acquisition expenses. The synthetic fibers filtration business, including all of the related production equipment, was moved into the Company’s operations in Houston, Texas, and Shelby, North Carolina. The business is included in the Industrial/Environmental Filtration Segment from the date of acquisition.

In March 2007, the Company acquired an 80% ownership share in Sinfa SA, a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $5.6 million in cash, net of cash received, plus debt of approximately $6 million which the Company paid after the acquisition date. The business is included in the Engine/Mobile Filtration Segment from the date of acquisition. As part of the purchase agreement, the Company and the minority owners have an option to trigger the purchase of the remaining 20% ownership share by the Company after December 2012.

In addition, as reported on our Current Report on Form 8-K dated December 4, 2007, the Company acquired 100% of the share capital of Perry Equipment Corporation (“Peco”) on December 3, 2007, through a merger of Peco into a wholly-owned subsidiary of the Company for approximately $163 million (not including the effect of an eventual working capital adjustment) in cash and CLARCOR stock, plus related transaction expenses. Peco is a manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper, and is based in Mineral Wells, Texas with operations in Mexico, Canada, U.K., Italy, Romania, Malaysia and China. Peco is being operationally merged with CLARCOR’s Facet operations, and the combined business unit is headquartered at Peco’s main facilities in Mineral Wells. Its results will be included as part of CLARCOR’s Industrial/Environmental Filtration Segment. Although the acquisition occurred at the beginning of fiscal 2008, the Company expended considerable time and resources on this acquisition in fiscal 2007. Peco’s results of operations are not included in this 2007 Form 10-K.

Litigation Settlements

Although not material to the results of the Company, the Company settled two lawsuits at the end of 2007 — one a contract dispute with Electronic Data Systems Corp. and the other a patent infringement case with a key competitor in our Engine/Mobile Filtration Segment involving radial seal filters used principally on highway trucks. Confidentiality restrictions prevent the Company from disclosing the terms of these settlements, but the net effect of both settlements was $1 million favorable to the Company and we view the settlement results very positively. In addition to the net recovery, we avoided approximately $2.5 million in combined further litigation expense as well as the significant distraction that trial and trial preparation would have entailed for the Company. In the patent infringement matter, we received a fully paid-up license to use the patents at issue in perpetuity as part of the settlement.

HVAC Filter Production Restructuring

In July of 2006 the Company announced a major three-year restructuring of the HVAC filter manufacturing operations within its Industrial/Environmental Filtration business segment. As previously reported, this restructuring is anticipated to cost approximately $22 million in capital investment and an additional $4 million of expense over three years and result in a $14 million annual increase in operating profits of the Company’s Industrial/Environmental Filtration business segment by the end of fiscal year 2009 from fiscal 2006 year end operating profit. The Company hopes to achieve these profit increases by the end of 2009 by more fully automating its HVAC filter production processes and more rationally locating its production facilities throughout the United States. During 2007, the Company suffered several timing setbacks in connection with the restructuring effort, mostly related to delays in the arrival of capital equipment. As of the end of 2007, however, these delays have been mitigated and the Company anticipates receiving benefits in 2008 that were previously anticipated for 2007. Overall, the Company does not anticipate any material change to the predicted costs, savings or operating profits associated with the restructuring program.

(b)	Financial Information About Industry Segments

During 2007, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging. These segments are discussed in greater detail below. Financial information for each of the Company’s business segments for the fiscal years 2005 through 2007 is included in Note Q to Notes to Consolidated Financial Statements. See pages F-28 through F-30 in this 2007 Form 10-K.

(c)	Narrative Description of the Business

Engine/Mobile Filtration

The Company’s Engine/Mobile Filtration Segment sells filtration products used on engines and in mobile equipment applications, including trucks, automobiles, buses, locomotives, and marine, construction, industrial, mining and agricultural equipment. The segment’s filters are sold throughout the world, primarily in the replacement market. In addition, some “first-fit” filters are sold to original equipment manufacturers. At one of its Engine/Mobile filtration plants, the Company also manufactures dust collection cartridges, including cartridges incorporating the Company’s new nanofiber filtration media. These cartridges are used in environmental filtration applications.

The products in the Engine/Mobile Filtration Segment include a full line of oil, air, fuel, coolant, transmission and hydraulic fluid filters which are used in a wide variety of applications and in processes where filter efficiency, reliability and durability are essential. Most of these applications involve a process where impure air or fluid flows through semi-porous paper, corrugated paper, cotton, synthetic, chemical or membrane filter media with varying filtration efficiency characteristics. The impurities contained on the media are disposed of when the filter is changed.

Industrial/Environmental Filtration

The Company’s Industrial/Environmental Filtration Segment centers around the manufacture and marketing of filtration products used in industrial and commercial processes, and in buildings and infrastructures of various types. The segment’s products are sold throughout the world, and include process filtration products and air filtration products and systems used to maintain high interior air quality and to control exterior pollution.

The segment’s process filtration products include specialty industrial process liquid filters; filters for pharmaceutical processes and beverages; filtration systems for aircraft refueling, anti-pollution, sewage treatment and water recycling; bilge separators; sand control filters for oil and gas drilling; and woven wire and metallic products for filtration of plastics and polymer fibers. These filters use a variety of string wound, meltblown, and porous and sintered and non-sintered metal media, woven wire and absorbent media.

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

J.L. Clark manufactures a wide variety of different types and sizes of containers and packaging specialties. Metal, plastic and combination metal/plastic containers and closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (e.g., tea, coffee, spices, cookies, candy, mints and other confections); cosmetics and toiletries; playing cards; cosmetics and pharmaceuticals. Other packaging products include shells for dry batteries, film canisters, and candles, spools for insulated and fine wire, and custom decorated flat metal sheets.

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

During fiscal 2007, the Company continued its development and expansion of its Total Filtration Program, as a distribution channel for all of the Company’s filtration products. Under this Program, the Company (principally through its subsidiary, Total Filtration Services, Inc.) offers customers the ability to purchase all of their filters for their respective facilities and manufacturing, transportation and construction equipment — effectively a “one-stop shopping” approach to filtration. During fiscal 2007, the Company successfully continued its efforts to expand the Program from traditional U.S.-based automotive clients to other industries and to the U.S. facilities of non-U.S. automotive manufacturers, landing several key “national accounts” (including several Fortune 500 companies) over the year.

In the Packaging segment, J.L. Clark uses an internal sales force and sells its products directly to customers for containers and packaging specialties. Each salesperson is trained in J.L. Clark’s manufacturing processes with respect to the products sold and to consult with customers and prospective customers concerning the details of their particular requirements. In addition, salespersons with expertise in specific areas, such as flat-sheet decorating, are focused on specific customers and markets.

Financial information related to the geographic areas in which the Company operates and sells its products is included in Note Q to Notes to Consolidated Financial Statements. See pages F-28 through F-30 in this 2007 Form 10-K.

Class of Products

No class of products accounted for 10% or more of the total sales of the Company in any of the Company’s last three fiscal years.

Raw Materials

Steel, filter media, cartons, aluminum sheet and coil, stainless steel, chrome vanadium, chrome silicon, resins, gaskets, roll paper, corrugated paper, bulk and roll plastic materials and cotton, wood and synthetic fibers and adhesives are the most important raw materials used in the manufacture of the Company’s products. All of these are purchased or are available from a variety of sources. The Company has no material or significant long-term purchase commitments. During fiscal 2007 the price of steel purchased by the Company was generally stable but remained at relatively historically high levels while the prices for certain other raw materials (including wood pulps, fiberglass, petroleum-based synthetic fibers and chemicals such as methanol used to manufacture filter media) were and remain at all time highs. The Company was able to procure adequate supplies of raw materials throughout fiscal 2007 and does not anticipate procurement problems in 2008.

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

With respect to trademarks and tradenames, the Company believes that its trademarks used in connection with certain products and certain tradenames (such as “Baldwin”, “Purolator” and “Facet”) are valuable and significant to its business. In addition, we believe that the trademarks and tradenames of our newly acquired “Peco” business are and will continue to be valuable and significant.

Seasonality

In general, the Company’s products and service offerings are not seasonal in nature, although certain of our operating companies in all our segments experience modest seasonal increases and decreases with respect to products and services supplied to particular end-use customers or industries. These shifts are normally not material to the Company on a consolidated basis.

Customers

The largest 10 customers of the Engine/Mobile Filtration Segment accounted for 25% of the $430,029,000 of fiscal year 2007 sales of such segment.

The largest 10 customers of the Industrial/Environmental Filtration Segment accounted for 19% of the $414,523,000 of fiscal year 2007 sales of such segment.

The largest 10 customers of the Packaging Segment accounted for 71% of the $76,639,000 of fiscal year 2007 sales of such segment.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2007 sales.

Backlog

At November 30, 2007, the Company had a backlog of firm orders for products amounting to approximately $91,689,000. The backlog figure for November 30, 2006 was approximately $94,047,000. Substantially all of the orders on hand at November 30, 2007 are expected to be filled during fiscal 2008. The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of fiscal 2008 sales levels.

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

In fiscal 2007, the Company employed approximately 91 professional employees on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $11,241,000 on such activities as compared with $9,748,000 for fiscal year 2006 and $9,490,000 for fiscal year 2005.

The CLARCOR Filtration Research Center (“CFRC”) is a standalone research and development center based near Cincinnati, Ohio and employs four full time researchers dedicated to the discovery, refinement and commercial application of new media technologies. During fiscal 2007, the Company successfully installed specialized capital equipment and launched the sale of dust collection cartridges embodying nanofiber media technology developed by the CFRC.

Finally, in 2007 the Company continued its roll-out and sale of Channel Flow® engine air filters. This product continues to exceed our initial sales targets and represents an exciting product line for the foreseeable future.

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

The Company does anticipate, however, that it may be required to install additional pollution control equipment to augment or replace existing equipment in the future in order to meet applicable environmental standards. The Company is presently unable to predict the timing or the cost of any project of this nature and cannot give any assurance that the cost of such projects may not have an adverse effect on earnings. However, the Company is not aware, at this time, of any other additional significant current or pending requirements to install such equipment at any of its facilities.

Employees

As of November 30, 2007, the Company had approximately 5500 employees.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note Q to Notes to Consolidated Financial Statements. See page F-30 in this 2007 Form 10-K.

(e)	Available Information

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

5-year Performance of the Company

PERFORMANCE GRAPH

The following Performance Graph compares the Company’s cumulative total return on its Common Stock for a five year period (November 29, 2002 to December 1, 2007) with the cumulative total return of the S&P SmallCap 600 Index and the S&P Industrial Machinery Index.

TOTAL RETURN TO SHAREHOLDERS

Comparison of Five-Year Cumulative Total Return*
Among the Company, S&P SmallCap 600 Index and
S&P Industrial Machinery Index

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

*	Assumes that the value of the investment in the Company’s Common Stock and each index was $100 on November 29, 2002 and that all dividends were reinvested.

The reference points on the foregoing graph are as follows:

Company / Index	2002	2003	2004	2005	2006	2007

CLARCOR Inc.	100	124.49	167.88	201.83	235.31	260.00
S&P SmallCap 600 Index	100	94.33	124.30	151.26	171.67	191.49
S&P 500 Industrial Machinery Index	100	107.63	134.63	170.14	171.21	191.42

The 2002 beginning measuring point was the market close on November 29, 2002, the last New York Stock Exchange trading day before the beginning of the Company’s fifth preceding fiscal year. The closing measuring point for 2007 was November 30, 2007 based on the last New York Stock Exchange trading date prior to the Company’s Saturday, December 1, 2007 fiscal year-end.

Item 1A.	Risk Factors.

Our business faces a variety of risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other information in this 2007 Form 10-K.

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

Approximately 27% of our sales result from exports to countries outside of the United States and from sales of our foreign business units. As part of our business strategy, we intend to expand our international operations through internal growth and acquisitions. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Among others, these risks include:

•	local political and social conditions, including potential hyperinflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for the Company;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	imposition or increase of restrictions on investment; and

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, resins, plastics, paper and packaging materials. Materials comprise the largest component of our costs, representing over 40% of the costs of our net sales in fiscal 2007. Further increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation, energy and health care costs have risen steadily over the past few years and represent an increasingly important burden for the Company. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

Our ability to operate effectively could be impaired if we fail to attract and retain key personnel.

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

As part of our growth strategy, we plan to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We may be unable to find or consummate future acquisitions at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions, including our acquisition of Peco, involve a number of special risks and factors, including:

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

The various properties owned and leased by the Company and its operating units are considered by it to be in good repair and well maintained. Plant asset additions in fiscal 2008 are estimated at $40-50 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.

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

Engine/Mobile Filtration Segment.

United States Facilities

Location	Approximate Size	Owned or Leased

Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space.	Owned
Kearney, NE	42 acre site with 516,000 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space and 40,000 sq ft of office space.	Owned
Lancaster, PA	11.4 acre site with 168,000 sq ft of manufacturing and office space.	Owned
Yankton, SD	20 acre site with 170,000 sq ft of manufacturing space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased

Warrington, Cheshire, England	4 acre site with two facilities totaling 71,000 sq ft for manufacturing, warehousing and offices.	Owned
Weifang, People’s Republic of China	14 buildings, constituting 300,000 sq ft of manufacturing, warehousing and administrative space.	Leased
Queretaro, Mexico	3 acre site with 76,000 sq ft of manufacturing, warehousing and administrative space.	Owned
Casablanca, Morocco	4 acre site with 95,000 sq ft of manufacturing, warehousing and administrative space.	Owned

In addition to the above properties, the Engine/Mobile Filtration segment leases and operates smaller facilities in Australia, Belgium, South Africa and the United Kingdom in order to manufacture and/or distribute applicable filtration products.

Industrial/Environmental Filtration Segment.

United States Facilities

Owned

Location	Approximate Size	Owned or Leased

Auburn Hills, MI	55,000 sq ft of warehousing and office space.	Leased
Birmingham, AL	9,000 sq ft of warehouse space.	Owned
Blue Ash, OH	17 acre site with 157,000 sq ft of manufacturing and office space.	Owned
Campbellsville, KY	100 acre site with 290,000 sq ft of manufacturing and office space.	Owned
Corona, CA	84,000 sq ft of manufacturing, warehousing and office space.	Leased
Dallas, TX	83,500 sq ft of manufacturing, warehousing and office space.	Leased
Greensboro, NC	21 acre site with 88,000 sq ft of manufacturing, warehousing and office space.	Owned
	97,000 sq ft of manufacturing, warehousing and office space.	Owned
Goodlettsville, TN	33,000 sq ft of warehouse space.	Owned
Henderson, NC	226,000 sq ft of manufacturing, warehousing and office space.	Leased
	25 acres with 235,000 sq feet of manufacturing, warehousing and office space.	Owned
Houston, TX	88,000 sq ft of manufacturing, warehousing and office space.	Leased
Jeffersontown, KY	7.5 acre site with 100,000 sq ft of manufacturing and office space.	Owned
Louisville, KY	99,000 sq ft of manufacturing, warehousing and office space.	Leased
Mineola, NY	5 buildings totaling approx 31,000 sq ft of manufacturing and office space.	Leased
New Albany, IN	142,000 sq ft of manufacturing, warehousing and office space.	Leased
Ottawa, KS	41,000 sq ft of manufacturing and office space.	Owned
Rockford, IL	83,000 sq ft of manufacturing, warehousing and office space.	Leased
Pittston, PA	250,000 sq ft of manufacturing, warehousing and office space.	Leased
Sacramento, CA	108,000 sq ft of manufacturing, warehousing and office space.	Leased
	40,000 sq ft of manufacturing, warehousing and office space.	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space.	Owned
Tulsa, OK	16 acre site with 142,000 sq ft of manufacturing and office space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased

St. Catharines, Ontario, Canada	25,000 sq ft of warehouse space. Right to occupy 40,000 sq ft total (15,000 sq ft currently being sublet.)	Leased
La Coruña, Spain	4 acre site with 61,000 sq ft of manufacturing and office space.	Owned

In addition to the above properties, the Industrial/Environmental Filtration Segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service applicable filtration products: United States: Anaheim, CA; Atlanta, GA; Auburn, WA; Chantilly, VA; Cincinnati, OH; Clover, SC; Columbus, OH; Commerce City, CO; Dalton, GA; Dallas, TX; Davenport, IA; Fresno, CA; Hayward, CA; Houston, TX; Indianapolis, IN; Jackson, MS; Jasper, IN; Kansas City, MO; Louisville, KY; Milwaukee, WI; Phoenix, AZ; Portland, OR; Sacramento, CA; Shakopee, MN; Stillwell, OK; Tulsa, OK; Wichita, KA. International: France; Germany; Italy; Malaysia; Netherlands; Singapore; United Kingdom.

Packaging Segment.

Location	Approximate Size	Owned or Leased

Rockford, IL	34 acre site with buildings totaling 394,000 sq ft of manufacturing, warehousing and office space.	Owned
Lancaster, PA	11 acre site with 243,500 sq ft of manufacturing and office space.	Owned

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of January 28, 2008:

	Age at	Year Elected
Name	12/1/07	to Office

Sam Ferrise	51	2003
President, Baldwin Filters, Inc. Mr. Ferrise was appointed President of Baldwin Filters, Inc. in 2000. He became an executive officer of the Company in 2003 while retaining the same title with Baldwin Filters, Inc.

Norman E. Johnson	59	2000
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

Bruce A. Klein	60	1995
Vice President-Finance and Chief Financial Officer. Mr. Klein was employed by the Company and elected Vice President-Finance and Chief Financial Officer on January 3, 1995. Mr. Klein also assumed the role of the Company’s “principal accounting officer” when the Company’s former Controller retired in March of 2006.

Richard Larson	58	2006
President, Industrial/Environmental Filtration. Mr. Larson was appointed President of United Air Specialists, Inc. in 2001, President of Clark Filter, Inc. in 2002 and President of CLARCOR Air Filtration Products, Inc. in 2006. He became an executive officer of the Company in 2006 while retaining all of the foregoing titles and positions.

David J. Lindsay	52	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Richard M. Wolfson	41	2006
Vice President-General Counsel and Corporate Secretary. Mr. Wolfson was employed by the Company and elected Vice President, General Counsel and Secretary in January of 2006. Prior to joining the Company, he was a principal of the InterAmerican Group, an advisory services and private equity firm, from 2001 until 2006.

Each executive officer of the Company is elected by the Board of Directors for a term of one year which begins at the Board of Directors Meeting at which he or she is elected, typically held at the time of the Annual Meeting of Shareholders, and ends on the date of the next Annual Meeting of Shareholders or upon the due election and qualification of his or her successor.

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

	Market Price
Quarter Ended	High	Low	Dividends

March 3, 2007	$35.32	$30.25	$0.0725
June 2, 2007	34.00	29.57	0.0725
September 1, 2007	44.01	32.31	0.0725
December 1, 2007	40.00	32.90	0.0800

Total Dividends			$0.2975

	Market Price
Quarter Ended	High	Low	Dividends

March 4, 2006	$34.82	$29.17	$0.0675
June 3, 2006	36.72	31.10	0.0675
September 2, 2006	33.22	26.87	0.0675
December 2, 2006	34.55	29.38	0.0725

Total Dividends			$0.2750

As set forth above, the quarterly dividend rate was increased in fiscal year 2007, and the Company currently expects to continue making dividend payments to shareholders. The Company’s right to make dividend payments is subject to restrictions contained in the credit agreement to which the Company is a party. The Company has never been prevented from making dividend payments under its past credit agreements or its current credit agreement and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 18, 2007 was 2,140. In addition, the Company believes that there are approximately 6,100 beneficial owners whose shares are held in street names.

On June 25, 2007, the Company’s Board of Directors approved a three year, $250 million stock repurchase program. Pursuant to the authorization, CLARCOR may purchase shares from time to time in the open market or through privately negotiated transactions over the next three years. CLARCOR has no obligation to repurchase shares under the authorization, and the timing, actual number and value of shares to be purchased will depend on CLARCOR’s stock price and market conditions. This authorization replaces CLARCOR’S previous share repurchase authorization which expired on June 16, 2007.

During fiscal year 2007, the Company repurchased approximately 2,272,000 shares of its Common Stock, at a median price of $32.94 per share, and an aggregate cost of approximately $75 million. A portion of these purchases were made under the prior share repurchase authorization which expired on June 16, 2007. The Company had a balance of $224,470,578 available to repurchase shares as of December 1, 2007. The Company repurchased approximately 722,000 shares during the last fiscal quarter of 2007 at a median purchase price of approximately $35.34 per share and an aggregate cost of approximately $25.5 million.

COMPANY PURCHASES OF EQUITY SECURITIES(1)

				Maximum Approximate
			Total Number of Shares	Dollar Value of
			Purchased as Part of	Shares that may yet
	Total Number of	Average Price Paid	the Company’s Publicly	be Purchased under
Period	Shares Purchased	per Share	Announced Plan	the Plan

Sept. 2 - Oct. 6, 2007	0	N/A	0	$250,000,000
Oct. 7 - Nov. 3, 2007	445,704	$35.07	445,704	$234,366,946
Nov. 4 - Dec. 1, 2007	276,773	$35.76	276,773	$224,470,578
Total	722,477	$35.34	722,477	$224,470,578

(1)	Purchase Plan announced June 25, 2007 for aggregate purchases up to $250 million. Program expires June 25, 2010.

Item 6.	Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2007 Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in millions except per share data)

			Year to			Year to
	2007	2006	Year %		2005	Year %
Years Ended November 30	(52 Week Year)	(52 Week Year)	Change		(53 Week Year)	Change

Net Sales	$921.2	$904.3	1.9%		$874.0	3.5%
Operating Profit	129.8	126.3	2.8%		118.5	6.6%
Operating Margin	14.1%	14.0%	0.1	pts.	13.6%	0.4	pts.
Other Income/(Expense)	0.7	0.6	16.7%		(0.6)	200.0%
Provision for Income Taxes	39.7	43.8	(9.4)%		41.0	6.8%
Net Earnings	90.7	82.7	9.6%		76.4	8.3%
Diluted Earnings per Share	$1.78	$1.59	11.9%		$1.46	8.9%
Average Diluted Shares Outstanding	50,885,314	52,176,515	(2.5)%		52,215,689	(0.1)%

Fiscal 2007 was the 15th consecutive year of both sales and earnings growth for CLARCOR. Fiscal years 2007 and 2006 were 52-week years compared to fiscal 2005 which was a 53-week year. Fiscal 2007 sales, operating profit and net earnings increased from fiscal 2006 by 1.9%, 2.8% and 9.6%, respectively. Operating margins improved slightly to 14.1% in 2007. After a slow start at the beginning of 2007, demand strengthened, both domestically and internationally, for heavy-duty engine filtration products used in both on-road and off-road applications. Strong demand continued throughout 2007 for air pollution control systems, for dust collection cartridges and for filter products used in off-shore oil drilling, aviation, aviation fuel, aerospace, resin and fiber applications. This had a positive impact on sales and operating profit while sales of environmental air filters and consumer and industrial packaging products declined. Despite the small increase in sales, the Company was able to implement cost reduction initiatives and increase prices to offset most cost increases for raw materials, freight and energy, leading to a slight improvement in operating margins. Overall, with the exception of the Company’s environmental air manufacturing operations, the filter operations performed well and continued the strong performance they have achieved over many years with continued growth in sales and solid operating margins.

On March 5, 2007, the Company acquired an 80% ownership share in Sinfa SA (Sinfa), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $5.6 million plus debt of approximately $6 million. Sinfa was included in the Engine/Mobile Filtration segment from the date of acquisition. During February 2007, the Company acquired the synthetic fibers filtration business from the Newton Tool & Mfg. Company, Inc. (Newton Tool) for approximately $6.6 million. This business and its operating equipment were moved into existing facilities within the Industrial/Environmental Filtration segment. Neither acquisition had a material effect on the results of 2007.

Subsequent to year-end, on December 3, 2007, the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, United Kingdom, Italy, Romania, Malaysia and China. Peco will be merged with the Company’s Facet operations with its headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the growing oil and natural gas industries. Its results will be included in the Company’s Industrial/Environmental Filtration segment. The purchase price was approximately $163 million and is subject to a post-closing adjustment based on a formula in the purchase agreement. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $77 million and paid the remaining purchase price with available cash and approximately $80 million of cash borrowed under the Company’s revolving credit agreement. The transaction is expected to be approximately $0.01 to $0.02 accretive to the Company’s fiscal 2008 earnings with significantly greater accretion expected in future years as the benefits from the merger of Peco and Facet are realized. See further discussion in Note S to the Consolidated Financial Statements.

CLARCOR’s financial position remains strong. Cash and short-term investments at year-end 2007 were approximately $41 million compared to $61 million at the end of 2006 even after repurchasing $75 million of the Company’s common stock and spending $12 million for business acquisitions. Cash flow from operating activities totaled $137 million, of which $37 million was invested in plant asset additions and $15 million was used to pay dividends to shareholders.

The following are other significant items that occurred during the periods presented:

•	In fiscal 2007, the Company recognized one-time tax benefits of $4.5 million, or $0.09 per diluted share, of which $4 million was recorded in the third quarter of 2007 and was related to the completion of various income tax audits and the finalization of certain income tax liabilities. The other $0.5 million was recorded in the first quarter of 2007 and related to the passage of the Research and Experimentation Tax Credit extension.

•	The Company began a three-year restructuring program in 2006 for its heating, ventilating and air conditioning (HVAC) filter operations primarily to rationalize and relocate certain HVAC filter manufacturing plants to improve operating efficiencies and reduce manufacturing and transportation costs. The plan includes capital spending of approximately $22 million. The Company expected to realize significant cost savings beginning in 2007 and continuing over the next several years. However, due to equipment delays, the anticipated savings and efficiencies were not realized in 2007 but are expected in 2008. See a further discussion of this program in the Operating Profit section of this analysis.

•	During fiscal 2006, the Company recorded a $2.7 million charge to operating profit related to a customer’s refusal to pay for products it had ordered and used. In addition, the Company terminated a $10 million annual sales contract with this customer. The Company settled the resulting lawsuit during 2007. The specific terms of the settlement are confidential.

•	CLARCOR recognized stock option expense of $2.9 million pre-tax or approximately $0.04 per diluted share, in 2007 compared to $1.8 million pre-tax, or approximately $0.02 per diluted share, in 2006. No stock option expense was recorded in prior years.

•	In fiscal 2005, a one-time tax benefit of approximately $1.2 million, or $0.02 per diluted share, reduced income tax expense. This benefit resulted from the favorable settlement of a tax position related to a foreign subsidiary.

OPERATING RESULTS

SALES

Net sales in fiscal 2007 were $921.2 million, a 1.9% increase from $904.3 million in fiscal 2006. The 2007 sales increase was the 21st consecutive year of sales growth for the Company. Acquisitions during 2007 and 2006 contributed an incremental $10 million to sales in 2007. Fluctuations in foreign currencies contributed to sales in 2007 by approximately one and one-half percent, or $13.8 million. In 2006, fluctuations in foreign currencies affected sales by less than one percent.

Comparative net sales information related to CLARCOR’s operating segments is shown in the following tables.

			2007 vs. 2006
			Change
NET SALES (Dollars in millions)	2007	% Total	$	%

Engine/Mobile Filtration	$430.0	46.7%	$30.9	7.8%
Industrial/Environmental Filtration	414.5	45.0%	(5.9)	−1.4%
Packaging	76.7	8.3%	(8.1)	−9.6%

Total	$921.2	100.0%	$16.9	1.9%

			2006 vs. 2005
			Change
NET SALES (Dollars in millions)	2006	% Total	$	%

Engine/Mobile Filtration	$399.1	44.1%	$30.9	8.4%
Industrial/Environmental Filtration	420.4	46.5%	(7.1)	−1.6%
Packaging	84.8	9.4%	6.5	8.3%

Total	$904.3	100.0%	$30.3	3.5%

The Engine/Mobile Filtration segment’s sales increased 7.8% in 2007 from 2006 and 8.4% in 2006 from 2005. Approximately $6 million of the 2007 increase was due to the Sinfa acquisition. Heavy-duty engine filter sales through independent distributors, in both domestic and international aftermarkets, OEM dealers, truck fleets and national accounts grew even though domestic trucking companies reported a softening in hauled tonnage in North America during 2007. Filter markets for off-road applications for construction, mining and agricultural equipment were also strong in both years. Railroad filter sales declined slightly in 2007 from 2006 levels but the decline was less than the drop in railroad traffic and car loadings in the United States. International Engine/Mobile Filtration operations, led by sales increases of over 15% in China, Australia and Europe, recorded higher sales in 2007 than 2006. Double-digit sales growth in China is expected to continue into 2008. New product introductions and the breadth of the segment’s filter product line contributed to sales growth in both years. Approximately $4.4 million of the sales increase was due to the weakening of the U.S. dollar during 2007 compared to 2006. There was no material impact from currency fluctuations in 2006. Price increases averaged 1% to 2% in 2006. There were no significant price increases in 2007.

The Company’s Industrial/Environmental Filtration segment reported a $5.9 million or 1.4% decrease in 2007 sales compared to 2006; however, there were significant differences between industrial and environmental air filtration markets. Most of the segment’s sales decrease was due to lower sales volume at the Company’s environmental air filter manufacturing operations. Sales at the Company’s HVAC filter manufacturing operations were 13% lower in 2007 than in 2006. This was caused by a number of factors including the elimination of certain low margin customers and delays in deliveries to customers due to transitional issues at the Company’s HVAC plants. As part of the HVAC filter restructuring program, the Company is regionalizing its manufacturing facilities to serve designated areas of the United States with a more complete product line at each facility. This requires moving equipment between facilities and adding new manufacturing plants, such as the new plant in Pittston, Pennsylvania which began production late in the second quarter of 2007. As a result of this activity, the HVAC filter plants were sometimes unable to ship some customer orders and sales suffered during 2007. The Company believes it has resolved these delivery problems resulting in improved service levels during the fourth quarter of fiscal 2007. The Company expects HVAC filter sales for fiscal year 2008 to be relatively unchanged from the 2007 level due to continued restructuring activities and the elimination of certain low margin customers.

Excluding the results of the HVAC filter manufacturing operations, the Company’s other Industrial/Environmental filtration operations improved sales by approximately 6% in 2007 compared to 2006. Sales growth occurred, both domestically and internationally, in most product lines including process liquid filters, systems and filter cartridges for the aviation fuel and defense sectors, filters for aerospace applications, specialty filtration, pollution control systems, sand control filters used in off-shore oil and gas drilling, filters for plastic and polymer fiber and resin applications and sales to the Company’s Total Filtration Program customers. Sales of environmental filtration equipment were also stronger in 2007 than in 2006. In 2007, the Company introduced dust collector cartridges containing nanofiber media, which helped grow sales for this product line in 2007 compared to 2006. A first quarter 2007 acquisition contributed approximately $1 million of sales to 2007. The weakening of the U.S. dollar during 2007 compared to 2006 contributed approximately $9.4 million to sales for 2007. Changes in currency translation rates did not significantly impact sales growth in 2006.

In addition to the lower HVAC filter sales volumes in 2007 discussed above, this segment was impacted by the 2006 loss of a $10 million annual sales contract with a customer who had refused to pay amounts owed to the Company. The Company terminated this contract during the second quarter of 2006. Approximately $4.8 million of sales were reported in 2006 related to this contract. In the fourth quarter of 2007, the Company settled its litigation against this customer.

Based on current order demand and sales backlog, the Company expects continued solid demand for process liquid filters, filters used by resin and fiber manufacturers, systems and filter cartridges for the aviation fuel and defense sectors, filters for aerospace applications, sand control filters used in off-shore oil and gas drilling and environmental filtration equipment for 2008. The Company also expects sales growth in its Total Filtration Program as this program continues to gain momentum as new customers are added. Six Fortune 500 companies were added to the Company’s Total Filtration Program in the last twelve months along with other smaller companies.

Acquisitions made in 2006 contributed approximately $6 million of sales in 2006. Sales in 2006 grew strongly in several specialty filtration markets, both in domestic and in international markets, including aviation fuel filtration systems, aerospace filters, dust collector cartridges, plastic and polymer applications and rainwater runoff systems. Sales of filters sold into the oil and gas market were lower in both 2006 and 2005 as customer demand was weaker than expected. However, CLARCOR saw a rebound in orders for sand control filters used in off-shore oil drilling during the fourth quarter of 2006 which continued throughout 2007. The Company expects this demand will continue throughout 2008 due to expected increases in drilling and exploration as a result of anticipated continuing demand and high prices for oil and gas. The segment’s operations in Europe that sell primarily aviation and specialty filtration products, such as waste water filtration and rainwater runoff filtration systems, grew in 2007 and 2006 and additional growth is expected in 2008. Sales levels in 2006 were lower for environmental filtration equipment and HVAC filters used in industrial, commercial and residential applications. Lower 2006 HVAC filter sales were due in part to lower filter usage in automotive and automotive parts manufacturing plants and in commercial and industrial applications and also due to competitive pricing pressures. The segment continues to implement price increases to offset material cost and freight increases.

The Packaging segment’s 2007 sales of $76.7 million declined from 2006 primarily as a result of delays and cancellations of customers’ new product introductions. In addition, sales were impacted by lower demand for flat sheet metal decorating and confectionery and personal care packaging. The Company does not believe it has lost business to competitors in this segment. The segment’s 2006 sales were unusually strong at $84.8 million, an 8.3% increase from 2005, due to the introduction of a wide array of new packaging designs, primarily in partnership with major consumer product companies, and price increases. Customer demand for fabricated metal packages, combination metal/plastic packages and plastic packaging was stronger in 2006.

Operating Profit

Operating profit for 2007 increased 2.8% to $129.8 million from the 2006 level of $126.3 million, primarily due to higher Engine/Mobile Filtration segment sales, increased specialty and process liquid filtration sales and company-wide cost reduction efforts that offset losses in the environmental air filter operations. Operating margin increased slightly to 14.1% compared to 14.0% in 2006 and 13.6% in 2005. Although costs for freight and purchased materials, including metal products, filter media and petroleum-based products, have increased significantly over the past two years, price increases to customers have been implemented to help offset the cost increases.

The 6.6% increase in operating profit for 2006 to $126.3 million reflected higher Engine/Mobile Filtration segment sales, various acquisitions which contributed $3.5 million of incremental operating profit, a gain on an insurance recovery, elimination of a reserve related to an overseas subsidiary, cost reductions and improved capacity utilization. These positive items were offset by stock option expense of $1.8 million, charges of $2.7 million arising from the refusal by a customer to pay for products which it had ordered and used, and approximately $0.6 million in costs associated with the restructuring of a European aviation cartridge filter manufacturing facility and the closing of an HVAC filter manufacturing facility in North Carolina. The cost savings during 2006 related to restructurings were not significant although the Company did realize anticipated savings in fiscal 2007 related to the European manufacturing restructuring. The HVAC filter restructuring plan is discussed more thoroughly below and in the Outlook section.

A weakened U.S. dollar in 2007 contributed approximately $1.5 million to operating profit. Foreign currency fluctuations did not have a material impact on consolidated operating profit in 2006 or 2005. Comparative operating profit information related to the Company’s business segments is as follows.

			2007 vs. 2006 Change
OPERATING PROFIT (Dollars in millions)	2007	% Total	$	%

Engine/Mobile Filtration	$98.8	76.1%	$6.2	6.7%
Industrial/Environmental Filtration	25.5	19.6%	—	−0.3%
Packaging	5.5	4.3%	(2.7)	−32.6%

Total	$129.8	100.0%	$3.5	2.8%

			2006 vs. 2005 Change
OPERATING PROFIT (Dollars in millions)	2006	% Total	$	%

Engine/Mobile Filtration	$92.6	73.3%	$12.2	15.2%
Industrial/Environmental Filtration	25.5	20.2%	(5.8)	−18.3%
Packaging	8.2	6.5%	1.4	20.2%

Total	$126.3	100.0%	$7.8	6.6%

OPERATING MARGIN AS A PERCENT OF NET SALES	2007	2006	2005

Engine/Mobile Filtration	23.0%	23.2%	21.8%
Industrial/Environmental Filtration	6.1%	6.1%	7.3%
Packaging	7.2%	9.7%	8.7%

Total	14.1%	14.0%	13.6%

The Engine/Mobile Filtration segment reported operating profit of $98.8 million, a 6.7% increase over 2006 profit of $92.6 million. This increase resulted primarily from sales volume growth and continued cost reduction efforts. The segment’s operating margin of 23.0% remains strong although it decreased slightly from 23.2% for 2006 due to somewhat slower domestic sales growth overall, higher international sales growth where margins are somewhat lower than in the United States and a litigation settlement in 2007. For fiscal 2008, the Company expects overall operating margin for this segment to remain relatively consistent. Operating margin improved in 2006 as a result of increased sales and capacity utilization, discretionary spending controls and significant improvement in the operations of a manufacturing facility in the U.K. The impact of foreign currency fluctuations to this segment’s operating profit for 2007 and 2006 was not material.

The Industrial/Environmental Filtration segment’s operating profit of $25.5 million and operating margin of 6.1% in 2007 was unchanged from that of 2006; however, there was margin improvement during the final quarter of 2007. The segment’s operating results were impacted by lower sales volumes, continued costs to restructure and integrate manufacturing facilities in its HVAC filter manufacturing operations, including the start-up costs at its new production facility in Pennsylvania, and costs related to the relocation of acquired inventory and machinery from the acquisition of the synthetic fiber filtration business of Newton Tool in February 2007. As the Company reorganizes its HVAC filter manufacturing and distribution facilities, integrates plant purchasing, consolidates customer service, moves manufacturing lines and trains new employees, it has incurred higher costs than anticipated. The Company’s HVAC filter manufacturing operation did increase prices to offset rising material and freight costs during 2007.

The Company is continuing to implement its three-year plan to restructure its HVAC filter manufacturing operations. The Company had expected delivery of a significant amount of new equipment earlier in fiscal 2007; however, in some cases, delivery had been delayed until late fiscal 2007 and fiscal 2008. As a result, planned reductions in labor costs and improvement in manufacturing productivity are now expected to be realized in fiscal 2008 rather than in 2007. The HVAC filter manufacturing restructuring program cost approximately $1 million in fiscal 2007. Nevertheless, the Company expects an operating profit improvement of $14 million by the end of 2009 compared to 2006 and operating margins in the Industrial/Environmental Filtration segment to eventually reach 10%. The Company expects to report improvement in the operating profit at its HVAC filter manufacturing operations of approximately $10 million in fiscal 2008 compared to 2007.

Excluding the results of the HVAC filter operations, operating profit for the Industrial/Environmental Filtration Segment improved over 20% and margins improved from 8.5% to 12.2% due to higher sales in most product lines including aviation fuel, aerospace, oil and gas, plastic and fiber resins, pollution control system and specialty product lines. Better utilization of the segment’s production facilities at non-HVAC filter manufacturing operations and a monetary settlement from a lawsuit also contributed to higher margins. In addition, 2006 included the $2.7 million charge related to a customer’s refusal to pay and the European restructuring charges of $0.4 million. Foreign currency translation contributed approximately $1.2 million to the 2007 operating profit for this segment when compared to 2006.

The Industrial/Environmental Filtration Segment’s 2006 operating profit of $25.5 million decreased 18.3% from $31.3 million in 2005 due to reduced sales of HVAC filters, environmental filtration equipment and oil and gas filter products. The productivity from these facilities was less in 2006 due to lower than expected sales and production levels. Operating profit was also impacted by problems with installing a new computer system and maintaining proper levels of inventory at its HVAC operations, bad debt expense and the restructuring charges noted previously. The segment’s operating margin decreased to 6.1% in 2006 from 7.3% in 2005.

The Packaging Segment’s operating profit of $5.5 million in 2007 was lower than the $8.2 million reported in 2006. The decrease was primarily due to lower sales volumes and unused capacity during fiscal 2007 compared to 2006. Although operating margin decreased to 7.2% in 2007 from 9.7% in 2006, the segment management responded quickly to lower sales volumes with cost controls that averted potentially lower margins. The strong sales volume in 2006, along with an ongoing focus on improving manufacturing efficiency through closely monitoring productivity measures and implementing cost reduction initiatives, contributed to higher operating profits and margins for fiscal 2006.

OTHER INCOME(EXPENSE)

Net other income totaled $0.7 million in 2007 compared to $0.6 million in 2006 and to net other expense of $0.6 million in 2005. The most significant change relates to $0.3 million of expense in 2006 related to the acquisition of the minority interest in a South African subsidiary.

PROVISION FOR INCOME TAXES

The effective income tax rate for 2007 was 30.4% compared to 34.5% in 2006 and 34.7% in 2005. The unusually low 2007 effective tax rate was due to a tax benefit of approximately $4 million related to the completion of various income tax audits and the finalization of certain income tax liabilities in the third quarter 2007 and a cumulative tax benefit of $0.5 million during the first quarter 2007 from the Research and Experimentation Tax Credit extension that Congress passed in December 2006. These one-time benefits reduced the effective rate in 2007 by approximately 3.2%. Faster profit growth in international operations with lower tax rates than in the United States and a decline in the Extraterritorial Income Exclusion deduction also contributed to a lower tax rate for 2007 compared to that of 2006 and 2005. The effective tax rate for 2006 was higher due to changes in the deductibility of certain expenses. The effective tax rate in 2008 is expected to be approximately 33.0% to 34.0% and reflects a benefit from expected future growth in lower tax localities and an increase in the benefit from the domestic manufacturing deduction.

The provision for income taxes in 2005 resulted in an effective tax rate of 34.7%. A tax benefit of approximately $1.2 million in the third quarter of 2005 resulted from the favorable settlement of a tax position related to a foreign subsidiary, which reduced the effective rate in 2005 by approximately one percentage point.

NET EARNINGS AND EARNINGS PER SHARE

Net earnings were $90.7 million in 2007, or $1.78 per share on a diluted basis, compared to $82.7 million in 2006, or $1.59 per share on a diluted basis. Earnings per share was reduced by approximately $0.04 per diluted share in 2007 and $0.02 per diluted share in 2006 related to the implementation of stock option expense accounting. Net earnings were $76.4 million in 2005, or diluted earnings per share of $1.46. As described in Note A to the Consolidated Financial Statements, diluted earnings per share would have been $1.31 for 2005 had compensation expense for stock options been recorded in accordance with Statement of Financial Accountings Standards (SFAS) No. 123. In 2008, the impact of stock option expense is expected to be approximately $0.05 per diluted share. The 2.5% decrease in diluted average shares outstanding for fiscal 2007 compared to 2006 was due to the repurchase of 2,272,477 shares in 2007 offset by grants of 409,216 shares of stock-based incentives. The Company repurchased 1,000,000 shares in 2006 and 368,200 shares in 2005 under the Company’s share repurchase authorization.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

CLARCOR’s financial position remains strong. Cash and short-term investments at year-end 2007 were $41.1 million compared to $61.2 million at year-end 2006 even after repurchasing $74.9 million of its common stock during 2007. The current ratio of 3.3 at year-end 2007 was relatively unchanged from 3.2 at year-end 2006. Long-term debt of $17.3 million at year-end 2007 related primarily to industrial revenue bonds. The slight increase in long-term debt from year-end 2006 relates to debt incurred as part of the Sinfa acquisition. Subsequent to year-end, the Company incurred approximately $80 million in debt under its line of credit to fund a portion of the purchase price for the Peco acquisition. Shareholders’ equity increased to $555.7 million from $537.5 million at year-end 2006 primarily as a result of net earnings and stock option activity offset by stock repurchases of $74.9 million and dividend payments of $15 million. Total debt was 3.0% of total capitalization at year-end 2007 compared to 2.9% at year-end 2006.

Cash generated from operating activities increased $73.7 million to $137.3 million for 2007 primarily due to higher net earnings and reduced investment in working capital. The working capital fluctuations were due to business level activities and mainly resulted from the timing of payments made to vendors, the receipt of payments from customers, changes in inventory requirements and the timing of income tax payments. The working capital change included $27.3 million of cash provided by the sale of short-term investments, whereas in 2006, over $21 million of cash was used to purchase short-term investments. In addition, due to the adoption of new accounting rules for stock-based compensation effective at the beginning of 2006, cash flow provided by operating activities was reduced by $2.8 million and $3.4 million in 2007 and 2006, respectively, due to tax benefits associated with tax deductions that exceeded the amount of compensation expense recognized in net earnings. Cash flow from operating activities was $63.6 million in 2006 and $89.3 million in 2005. The $25.7 million decrease in 2006 from 2005 was primarily due to the net increase in purchases of short-term investments of $16.5 million, inventories of $10.9 million and income taxes of $9.0 million. The increase in inventory was a normal seasonal increase.

For 2007, cash flows used in investing activities of $47.9 million were higher than the $21.3 million recorded in 2006 primarily due to increased spending on plant asset additions and business acquisitions. The Company spent $12.3 million on two business acquisitions in 2007 compared to $4.6 million in 2006 and $28.1 million in 2005. Additions to plant assets of $37.0 million were primarily for the HVAC filter manufacturing restructuring program, new product development programs, facility additions and improvements and cost reduction programs. Capital expenditures for normal facility maintenance and improvements, expansion of manufacturing, warehouse and technical facilities, productivity improvements, the HVAC restructuring program, new products and filter media development are expected to be $40 to $50 million in 2008. Capital spending included in this amount and related to the restructuring program is estimated to be approximately $16 million in 2008. Plant asset additions totaled $17.6 million in 2006 and $24.0 million in 2005. Although a substantial amount of new equipment had been ordered in 2006, it was not delivered as quickly as expected. Therefore, 2006 capital spending was lower than anticipated.

Net cash used for financing activities totaled $85.5 million in 2007, $33.6 million in 2006 and $35.7 million in 2005. The Company spent $74.9 million of cash to repurchase 2,272,477 shares of its common stock in 2007 compared to spending $28.9 million to repurchase shares in 2006. The Company paid dividends of $15.0 million, $14.2 million and $13.4 million in 2007, 2006 and 2005, respectively. The quarterly dividend rate was increased in September 2007 by 10.3% to $0.08 per share.

On June 25, 2007, the Company’s Board of Directors authorized a $250 million stock repurchase program of the Company’s common stock in the open market and through private transactions over a three-year period. This authorization replaced the Company’s previous $150 million share repurchase authorization that expired on June 16, 2007. During 2007, the Company purchased and retired 2,272,477 shares of common stock for $74.9 million. In 2006 and 2005, respectively, the Company acquired 1,000,000 shares of common stock for $28.9 million and 368,200 shares of common stock for $10.5 million. The number of issued shares was reduced as a result of the retirement of these shares. At November 30, 2007, there was approximately $224.5 million available for repurchase under the current authorization. Future repurchases of Company stock may be made after considering cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions, interest rates and the current stock price. At year-end 2007, CLARCOR had 49,218,822 shares of common stock outstanding compared to 51,082,083 shares outstanding at the end of 2006. Subsequent to year-end 2007, the Company issued 2,137,797 shares of its common stock in partial consideration of the purchase of Peco as discussed in Note S to the Consolidated Financial Statements.

CLARCOR believes that its current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, invest in development of new products and filter media, fund planned capital expenditures and expansion of current facilities, complete the HVAC filter restructuring plans, service and repay debt, repurchase Company stock and fund acquisitions. Subsequent to year-end 2007 on December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $250 million under a selection of currencies and rate formulas. This replaced the $165 million credit agreement that would have expired in April 2008. As of year-end 2007, there were no outstanding borrowings against the $165 million facility. Under a related $40 million letter of credit subline, $8.5 million had been issued for letters of credit for industrial revenue bonds as of year-end 2007. The Company’s long-term debt totaled $17.3 million at year-end 2007 and consists principally of industrial revenue bonds. Required principal payments on long-term debt will be approximately $0.1 million in 2008 based on scheduled payments in current debt agreements. As mentioned previously related to the Peco acquisition, the Company borrowed approximately $80 million on its credit agreement subsequent to year end which is scheduled to be repaid within the five-year term of the agreement. The Company also entered into an interest rate swap agreement after year-end 2007 as described under “Off-Balance Sheet Arrangements.” The Company was in compliance with all covenants related to its borrowings, as described in Note H to the Consolidated Financial Statements.

As a part of the HVAC filter manufacturing restructuring strategy which began in 2006, CLARCOR plans to invest approximately $22 million, primarily in new facilities and state-of-the-art production equipment, and to spend $4 million to restructure current facilities over three years. This is anticipated to result in an improvement in operating profit of $14 million annually by the end of three years. The goal is to have the Company’s HVAC filter manufacturing operations become the “lowest delivered cost” and most productive HVAC filtration operation in the industry and for segment operating margins to reach 10%. Specifically for 2008, the Company anticipates incurring approximately $2.5 million in expenses and realizing approximately $6.9 million in cost reductions mainly in the third and fourth quarters. Therefore, the net benefit for 2008 from the restructuring program is estimated to be $4.4 million. The Company believes the future annual benefit will be much larger as the restructuring costs are a one-time item whereas the cost reductions are expected to recur every year going forward.

The Company has no material long-term purchase commitments. It is committed to restructure its HVAC operations as discussed in the previous paragraphs. Although no significant purchase commitments were signed as of year-end 2007, approximately $1 million of equipment related to the restructuring was on order. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.

The following table summarizes the Company’s current fixed cash obligations as of November 30, 2007 for the fiscal years indicated:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(Dollars in millions)

Long-Term Debt	$17.4	$0.1	$0.2	$1.3	$15.8
Interest Payments on Long-Term Debt	9.6	0.7	1.4	1.3	6.2
Operating Leases	47.2	9.2	18.8	8.4	10.8

Total	$74.2	$10.0	$20.4	$11.0	$32.8

Interest payments on the Company’s variable rate debt are determined based on current interest rates as of year-end 2007. The table above does not include payments related to debt incurred subsequent to the end of 2007. The $80 million borrowed after year-end 2007 will be due under the Company’s five-year revolving credit agreement by the end of the five year term. Annual interest payments related to the $80 million will be approximately $3.1 million for the next two years based on the swap agreement entered into after year-end. After that, interest will be paid at a variable rate based on the terms of the agreement.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to various operating leases as discussed in Note I to the Consolidated Financial Statements. The Company had no significant derivative, swap, hedge, variable interest entity or special purpose entity agreements at fiscal year-end 2007 or 2006 or any time during those years. As discussed in Note H to the Consolidated Financial Statements, subsequent to year-end, the Company entered into an interest rate agreement with an international bank to manage its interest rate exposure on certain amounts outstanding under its $250 million revolving credit agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate and receive a three-month LIBOR on a notional amount of $100 million and expires January 1, 2010.

OTHER MATTERS

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s market risk is primarily related to the potential loss arising from adverse changes in interest rates and foreign currency fluctuations. However, based on the low level of debt obligations as of year-end 2007, interest rate risk is not expected to be significant to the Company in fiscal 2008, and as a result, it is anticipated that a 1% change in rates would not have a material impact on the Company’s net earnings or cash flows in fiscal 2008. The Company’s debt obligations are primarily at variable rates and are denominated in U.S. dollars. In order to minimize the long-term costs of borrowing, the Company manages its interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements. The additional $80 million borrowed subsequent to year-end 2007 would not materially impact the interest rate risk for the next two years since the Company entered into a fixed interest rate swap agreement related to this debt. Additionally, any debt assumed with the acquisition of Peco would not materially impact interest rate risk since amounts outstanding on Peco’s line of credit prior to the acquisition were immediately paid by the Company and the other Peco debt outstanding is not material.

Although the Company continues to evaluate derivative financial instruments, including forwards, swaps and purchased options, to manage foreign currency exchange rate changes, the Company did not hold derivatives during 2007, 2006 or 2005. The effect of changes in foreign currency translation rates was not material to the Company’s financial condition and results of operations in fiscal 2007. The impact of future changes in foreign currency translation rates is difficult to estimate; however, the Company estimates that if the U.S. dollar strengthened or weakened 10% relative to the currencies where the Company’s foreign income and cash flows are derived the effect on the consolidated results of operations could be $0.02 to $0.04 per diluted share. As a result of continued foreign sales and business activities, the Company will continue to evaluate the use of derivative financial instruments to manage foreign currency exchange rate changes in the future.

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

While the estimates and judgments associated with the application of these critical accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following lists the most critical accounting estimates used in preparing the consolidated financial statements which require the Company’s management to use significant judgment and estimates of amounts that are inherently uncertain:

•	Goodwill and Indefinite-lived Intangible Assets — The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment. These reviews of fair value involve judgment and estimates of discount rates, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions. The Company analyzed various discount rates, transaction multiples and cash flows for aggregated reporting units. A sensitivity analysis was prepared which indicated that if these assumptions were individually changed by 20%, there was no indication of impairment.

•	Allowance for Losses on Accounts Receivable — Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which the Company sells and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends. The Company’s concentration of risk is also monitored and at year-end 2007, the largest outstanding customer account balance was $4.2 million and the five largest account balances totaled $17.6 million. The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations.

•	Pensions — The Company’s pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The 6.25% discount rate used for the qualified plan for U.S. employees was determined based on the Citigroup Pension Discount Curve for cash flows at the plan’s estimated liability duration of 13.5 years. This rate was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits. The 8.0% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions. The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the qualified plan. The assumptions are similarly determined for each pension obligation. Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation.

In 2007, a reduction in the expected return on plan assets of 0.25% would have resulted in additional expense in fiscal 2007 of approximately $0.5 million, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $0.3 million for the Company’s qualified defined benefit pension plan for U.S. covered employees. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. The unrecognized net actuarial loss of $13.1 million at year-end 2007 is due primarily to prior changes in assumptions related to discount rates and expected asset returns and this actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans in accordance with SFAS No. 87 and SFAS No. 158.

•	Income Taxes — The Company is required to estimate and record income taxes payable for each of the U.S. and international jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book which result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal, state and international tax matters for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved. The Company’s accounting for income taxes in 2008 will be affected by the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). See further discussion under “Recent Relevant Accounting Pronouncements.”

RECENT RELEVANT ACCOUNTING PRONOUNCEMENTS

In December 2007, FASB issued Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The standards are effective for the Company’s fiscal year 2010 and will affect the Company’s accounting for business combinations and presentation of minority interests in its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 was effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and resulted in an after-tax decrease to shareholders’ equity of $4,895. See Note J to the Consolidated Financial Statements for further discussion of the impact of this change on the Company’s consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date are effective for the Company’s fiscal year 2009.

In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year 2008. Adoption of this statement is not expected to have a material impact on the Company’s financial statements although additional disclosures may be required.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and will be effective for the Company’s fiscal year 2008. FIN 48 prescribes guidance for recognizing, measuring, reporting and disclosing a tax position taken or expected to be taken in a tax return. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

OUTLOOK

The Company expects sales growth, margin improvement and higher diluted earnings per share in fiscal 2008, which would result in the 16th consecutive year of both sales and earnings per share growth. Diluted earnings per share are expected to be in the range of $1.85 to $2.05 in 2008, which includes the impact of the 2008 acquisition of Peco and estimated stock-based compensation expense of approximately $0.05 for 2008 compared to $0.04 per diluted share for fiscal 2007. In future years, the Company will continue to emphasize cost reductions and price increases to customers within each business unit in an effort to offset anticipated increased costs for energy and purchased materials, primarily metal and petroleum-based products, freight, energy and employee benefits. These costs for the Company may change significantly based on future changes in the U.S. and world economies. The Company believes consolidated sales and profits will improve as a result of sales initiatives, manufacturing productivity programs and cost reductions. If unfavorable economic conditions occur, the Company expects to implement cost reduction programs in response, which could adversely affect the Company’s outlook.

CLARCOR’s international growth is expected to continue at a rate higher than the Company’s domestic growth rate although significant currency movements could have an impact on sales and operating profit. Generally, a weaker U.S. dollar will contribute to higher sales and profits.

The Company began manufacturing nanofiber embedded media late in the third quarter of 2007. The development of this technology is expected to provide additional sales and cost reduction opportunities for the Company’s filter product lines overall as it has done initially for dust collector cartridge production. The Company is currently in the process of developing and testing to determine if nanofiber media can be used in environmental air filters and heavy-duty engine filters.

Continued sales growth and increased operating profits are expected for the Engine/Mobile Filtration segment as product demand for heavy-duty filtration products remains solid, both domestically and internationally. Because most of the Company’s filter sales are largely to the aftermarket and the Company delivers high service levels to its customers, it believes its customers will continue to buy filters to maintain their equipment, fleets and facilities even in slowing economic periods. Also, growth is expected due to the Sinfa acquisition and from sales and marketing initiatives, including growth in sales to OEM dealers and increased sales of off-road filter applications for construction, mining and agricultural equipment. The Company expects introduction of new products, such as additional versions of its ChannelFlow® engine air filter and new hydraulic filters for engine applications, to contribute to future sales growth. The Company plans to expand manufacturing capacity and warehouse facilities in 2008 to meet anticipated increasing demand. Since the Company focuses on the after-market maintenance filter sale, changing emissions regulations for heavy-duty trucks are not expected to have a material impact on sales.

Sales growth for the Industrial/Environmental segment is also expected primarily due to continued growth in sales of specialty process liquid filters, especially those used in the aerospace industry and in oil and natural gas drilling applications, expansion of the Total Filtration Program and the Peco acquisition. The Peco acquisition expands the Company’s product offering, technology, filtration solutions and customer base in the growing natural resource industries, both domestically and internationally. Merging Peco with the Company’s Facet operations will create a $200 million filtration company servicing some of the largest basic resource and natural gas companies throughout the world. Peco is expected to contribute approximately $100 million in net sales and is expected to be $0.01 to $0.02 accretive to diluted earnings per share. The Company expects to begin manufacturing filters used in oil drilling applications and fiber resin manufacturing in its plant in China in 2008. The Company also remains optimistic that there will be a continued demand for filtration systems sold into the capital goods markets.

HVAC filter sales volume in 2008 is expected to be consistent with that of 2007; however, operating profit at the HVAC filter manufacturing operations is expected to improve by approximately $10 million. The Company is continuing to implement its plan to restructure its HVAC filter manufacturing operations and believes the plan will be successful in improving recurring operating profit by over $14 million by the end of 2009 from 2006 results.

The Packaging segment’s sales are expected to grow by 5% to 6% in 2008 based on the Company’s current understanding of its customers’ plans for 2008. Many of the Company’s customers in this segment are among the largest confectionary, battery, spice and health and beauty aid companies in the world. As they roll-out new products, they look for newly designed, innovative packaging. Continued postponement or cancellation of programs as was experienced in 2007 would impact the Packaging segment’s sales growth for 2008.

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

FORWARD-LOOKING STATEMENTS

This 2007 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this 2007 Form 10-K, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

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

The Company believes that its expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from the Company’s expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. These and other uncertainties are discussed in the “Risk Factors” section of this 2007 Form 10-K. The future results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this 2007 Form 10-K. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this 2007 Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this 2007 Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required hereunder is included as part of Item 7 of this 2007 Form 10-K, under the subheading “QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK”.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2007 Form 10-K on pages F-1 through F-31.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 1, 2007, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The management of CLARCOR is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 1, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 1, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required hereunder is set forth in the Proxy Statement under the caption “Election of Directors — Nominees for Election to the Board of Directors,” “— Information Concerning Nominees and Directors”, and “The Board of Directors — Committees of the Board of Directors” and “The Board of Directors — Code of Ethics” and is incorporated herein by reference. Additional information required hereunder is set forth in the Proxy Statement under the caption “Beneficial Ownership of the Company’s Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

On March 28, 2007, the Company filed with the New York Stock Exchange (“NYSE”) the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards, as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this 2007 Form 10-K and to the Annual Report on Form 10-K for the year ended December 2, 2006, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11.	Executive Compensation.

The information required hereunder is set forth in the Proxy Statement under the captions “Compensation of Executive Officers and Other Information”, and “The Board of Directors — Compensation Committee Interlocks and Insider Participation” under the heading “Compensation of Executive Officers and other Information”, and “The Board of Directors — Meetings and Fees” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required hereunder is set forth in the Proxy Statement under the caption “Equity Compensation Plan Information” and under the caption “Beneficial Ownership of the Company’s Common Stock” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required hereunder is set forth in the Proxy Statement under the caption “The Board of Directors — Certain Transactions” and under the caption “Corporate Governance — Independence” and “Corporate Governance — Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required herein is set forth in the Proxy Statement under the caption “Amounts Paid to PricewaterhouseCoopers LLP.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

(a)(2) Financial Statement Schedule

II. Valuation and Qualifying Accounts	S-1

Financial statements and schedules other than those listed above are omitted for the reason that they are not applicable, are not required, or the information is included in the financial statements or the footnotes therein.

(a)(3) Exhibits

2.1		Agreement and Plan of Merger, dated as of October 17, 2007, by and among the Company, PECO Acquisition Company, Perry Equipment Corp., and PECO Management LLC, as the Shareholder Representative. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 18, 2007.
3	.1*	The registrant’s Second Restated Certificate of Incorporation, as amended (restated for SEC filing purposes only).
3.2		The registrant’s By-laws, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2007.
3.3		Certificate of Designation of Series B Junior Participating Preferred Stock of CLARCOR as filed with the Secretary of State of the State of Delaware on April 2, 1996. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A filed April 3, 1996.
4.1		Certain instruments defining the rights of holders of long-term debt securities of CLARCOR and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. CLARCOR hereby agrees to furnish copies of these instruments to the SEC upon request.
10.1		The registrant’s Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1984 (the “1984 10-K”).+
10.2		The registrant’s Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.2 to the 1984 10-K.+
10	.2(a)	The registrant’s 1994 Executive Retirement Plan. Incorporated by reference to Exhibit 10.2(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 1994 (“1994 10-K”).+
10	.2(b)	The registrant’s 1994 Supplemental Pension Plan. Incorporated by reference to Exhibit 10.2(b) to the 1994 10-K.+
10	.2(c)	The registrant’s Supplemental Retirement Plan (as amended and restated effective December 1, 1994). Incorporated by reference to Exhibit 10.2(c) to the 1994 10-K.+
10.4		Form of Amended and Restated Employment Agreement with each of Sam Ferrise, Bruce A. Klein, David J. Lindsay and Richard M. Wolfson. Incorporated by Reference to Exhibit 10.4(a)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2000 (the “2000 10-K”).+
10	.4(b)	Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 17, 2000. Incorporated by Reference to Exhibit 10.4(c)(1) to the 2000 10-K.+
10	.4(c)	First Amendment to Amended and Restated Employment Agreement with Norman E. Johnson dated as of January 19, 2008. Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on January 23, 2008.+
10	.4(d)	Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the 1997 10-K.+
10	.4(e)	Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit 10.4(e) to the 1997 10-K.+
10.5		The registrant’s 1994 Incentive Plan (the “1994 Plan”) as amended through June 30, 2000. Incorporated by Reference to Exhibit 10.5 to the 2000 10-K.+
10	.5(a)	Amendment to the 1994 Plan adopted December 18, 2000. Incorporated by Reference to Exhibit 10.5(a) to the 2000 10-K.+
10	.5(b)	The registrant’s 2004 Incentive Plan (the “2004 Plan”). Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 20, 2003 for the Annual Meeting of Shareholders held on March 24, 2003.+
10	.5(c)	Amendment to the 1994 Plan and to the 2004 Plan. Incorporated by reference to Exhibit 10.5(c) to the Company’s Annual Report for the fiscal year ended November 29, 2003 (the “2003 10-K”).+

10.6		Credit Agreement dated as of December 18, 2007, by and among the Company, the lenders party thereto, J.P. Morgan Chase Bank, National Association, as administrative agent, and certain other lenders or affiliates thereof acting in the capacity of agent, book runner or arranger. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2007.
10.7		Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including grants to executive officers made in FY 2007. Incorporated by Reference to Exhibit 10.7 to the 2006 10-K.+
*10	.7(a)	Form of Stock Option Agreement used by Company for executive officers and certain other senior members of Company management receiving stock option awards in FY 2008.+
10	.7(b)	Form of Restricted Stock Agreement used by Company for all employees receiving restricted stock units, including executive officers. Incorporated by Reference to Exhibit 10.7(a) to the 2006 10-K.+
10.8		CLARCOR Value Added Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 9, 2007 for the Annual Meeting of Shareholders held on March 26, 2007.
*10	.9	Summary of Compensation Paid to Non-Employee Directors and Named Executive Officers+
*12	.1	Computation of Certain Ratios.
*13		The “11-Year Financial Review”
*21		Subsidiaries of the Registrant.
*23		Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of Norman E. Johnson, Chairman, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*31	.2	Certification of Bruce A. Klein, Vice President — Finance and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*32	.1	Certification of Norman E. Johnson, Chairman, President and Chief Executive Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Bruce A. Klein, Vice President — Finance and Chief Financial Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2008

CLARCOR Inc.
(Registrant)

By:	/s/ Norman E. Johnson
Norman E. Johnson
Chairman of the Board, President &
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 28, 2008	By:	/s/ Norman E. Johnson
Norman E. Johnson Chairman of the Board, President & Chief Executive Officer and Director

Date: January 28, 2008	By:	/s/ Bruce A. Klein
Bruce A. Klein Vice President -- Finance & Chief Financial Officer & Chief Accounting Officer

Date: January 28, 2008	By:	/s/ J. Marc Adam
J. Marc Adam Director

Date: January 28, 2008	By:	/s/ James W. Bradford, Jr.
James W. Bradford, Jr. Director

Date: January 28, 2008	By:	/s/ Robert J. Burgstahler
Robert J. Burgstahler Director

Date: January 28, 2008	By:	/s/ Paul Donovan
Paul Donovan Director

Date: January 28, 2008	By:	/s/ Robert H. Jenkins
Robert H. Jenkins Director

Date: January 28, 2008	By:	/s/ Philip R. Lochner, Jr.
Philip R. Lochner, Jr. Director

Date: January 28, 2008	By:	/s/ James L. Packard
James L. Packard Director

CLARCOR Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended November 30,
2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
CLARCOR Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries at December 1, 2007 and December 2, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 1, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 1, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting appearing on Page 29 of the 2007 Form 10-K under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
January 28, 2008

CLARCOR Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2007 and 2006
(Dollars in thousands except per share data)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$36,059	$29,051
Restricted cash	1,055	1,619
Short-term investments	4,884	32,195
Accounts receivable, less allowance for losses of $11,143 for 2007 and $12,548 for 2006	166,912	158,157
Inventories	135,846	129,673
Prepaid expenses and other current assets	6,968	8,306
Deferred income taxes	20,196	21,339

Total current assets	371,920	380,340

Plant assets, at cost less accumulated depreciation	169,212	146,529
Goodwill	124,718	116,032
Acquired intangibles, less accumulated amortization	53,209	53,001
Pension assets	8,341	19,851
Deferred income taxes	294	829
Other noncurrent assets	11,441	10,934

Total assets	$739,135	$727,516

LIABILITIES
Current liabilities:
Current portion of long-term debt	$94	$58
Accounts payable and accrued liabilities	109,619	107,129
Income taxes	4,458	11,241

Total current liabilities	114,171	118,428

Long-term debt, less current portion	17,329	15,946
Postretirement health care benefits	947	3,980
Long-term pension liabilities	15,104	17,476
Deferred income taxes	25,485	27,159
Other long-term liabilities	5,792	5,362
Minority interests	4,577	1,656

Total liabilities	183,405	190,007

Contingencies

SHAREHOLDERS’ EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 120,000,000 shares, issued 49,218,822 in 2007 and 51,082,083 in 2006	49,219	51,082
Capital in excess of par value	—	3,400
Accumulated other comprehensive earnings	5,912	103
Retained earnings	500,599	482,924

Total shareholders’ equity	555,730	537,509

Total liabilities and shareholders’ equity	$739,135	$727,516

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF EARNINGS
for the years ended November 30, 2007, 2006 and 2005
(Dollars in thousands except per share data)

	2007	2006	2005

Net sales	$921,191	$904,347	$873,974
Cost of sales	641,457	628,864	608,242

Gross profit	279,734	275,483	265,732
Selling and administrative expenses	149,920	149,155	147,240

Operating profit	129,814	126,328	118,492

Other income (expense):
Interest expense	(1,010)	(814)	(636)
Interest income	1,619	1,727	928
Other, net	86	(300)	(862)

	695	613	(570)

Earnings before income taxes and minority interests	130,509	126,941	117,922
Provision for income taxes	39,675	43,795	40,968

Earnings before minority interests	90,834	83,146	76,954
Minority interests in earnings of subsidiaries	(175)	(436)	(561)

Net earnings	$90,659	$82,710	$76,393

Net earnings per common share:
Basic	$1.80	$1.60	$1.48
Diluted	$1.78	$1.59	$1.46

Average number of common shares outstanding:
Basic	50,345,774	51,570,165	51,658,347
Diluted	50,885,314	52,176,515	52,215,689

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended November 30, 2007, 2006 and 2005
(Dollars in thousands except per share data)

	Common Stock					Accumulated
	Issued		In Treasury		Capital in	Other
	Number		Number		Excess of	Comprehensive	Retained
	of Shares	Amount	of Shares	Amount	Par Value	(Loss) Earnings	Earnings	Total

Balance, November 30, 2004	51,223,054	$25,612	—	$—	$23,995	$1,671	$377,184	$428,462

Net earnings	—	—	—	—	—	—	76,393	76,393
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	(2,110)	—	(2,110)
Translation adjustments	—	—	—	—	—	(4,198)	—	(4,198)

Total comprehensive earnings								70,085

Stock options exercised	602,897	479	—	—	(1,669)	—	—	(1,190)
Tax benefit applicable to stock options	—	—	—	—	6,789	—	—	6,789
Issuance of stock under award plans	137,030	97	—	—	2,436	—	—	2,533
Stock split	—	25,775	—	—	—	—	(25,775)	—
Purchase treasury stock	—	—	(368,200)	(10,461)	—	—	—	(10,461)
Retire treasury stock	(368,200)	(368)	368,200	10,461	(10,093)	—	—	—
Cash dividends — $0.2588 per common share	—	—	—	—	—	—	(13,385)	(13,385)

Balance, November 30, 2005	51,594,781	51,595	—	—	21,458	(4,637)	414,417	482,833

Net earnings	—	—	—	—	—	—	82,710	82,710
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	166	—	166
Translation adjustments	—	—	—	—	—	4,574	—	4,574

Total comprehensive earnings								87,450

Stock options exercised	388,492	388	—	—	1,974	—	—	2,362
Tax benefit applicable to stock options	—	—	—	—	3,540	—	—	3,540
Issuance of stock under award plans	98,810	99	—	—	2,474	—	—	2,573
Purchase treasury stock	—	—	(1,000,000)	(28,909)	—	—	—	(28,909)
Retire treasury stock	(1,000,000)	(1,000)	1,000,000	28,909	(27,909)	—	—	—
Stock option expense	—	—	—	—	1,863	—	—	1,863
Cash dividends — $0.2750 per common share	—	—	—	—	—	—	(14,203)	(14,203)

Balance, November 30, 2006	51,082,083	51,082	—	—	3,400	103	482,924	537,509

Net earnings	—	—	—	—	—	—	90,659	90,659
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	1,679	—	1,679
Adjustment for initial adoption of SFAS No. 158	—	—	—	—	—	(4,895)	—	(4,895)
Translation adjustments	—	—	—	—	—	9,025	—	9,025

Total comprehensive earnings								96,468

Stock options exercised	353,215	353	—	—	3,638	—	—	3,991
Tax benefit applicable to stock options	—	—	—	—	3,028	—	—	3,028
Issuance of stock under award plans	56,001	56	—	—	1,636	—	—	1,692
Purchase treasury stock	—	—	(2,272,477)	(74,863)	—	—	—	(74,863)
Retire treasury stock	(2,272,477)	(2,272)	2,272,477	74,863	(14,631)	—	(57,960)	—
Stock option expense	—	—	—	—	2,929	—	—	2,929
Cash dividends — $0.2975 per common share	—	—	—	—	—	—	(15,024)	(15,024)

Balance, November 30, 2007	49,218,822	$49,219	—	$—	$—	$5,912	$500,599	$555,730

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net earnings	$90,659	$82,710	$76,393
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	20,858	20,891	19,749
Amortization	2,531	2,188	1,338
Minority interests in earnings of subsidiaries	175	436	561
Net loss (gain) on dispositions of plant assets	1,003	433	(53)
Stock-based compensation expense	4,014	2,597	836
Excess tax benefit from stock-based compensation	(2,759)	(3,490)	—
Changes in assets and liabilities, net of business acquisitions:
Restricted cash	564	(1,619)	—
Short-term investments	27,311	(21,795)	(5,300)
Accounts receivable	(4,508)	(4,702)	(7,957)
Inventories	(2,929)	(11,384)	(395)
Prepaid expenses and other current assets	1,338	(1,037)	(2,081)
Other noncurrent assets	104	(312)	(661)
Accounts payable and accrued liabilities	(555)	(5,167)	(8,148)
Pension assets and liabilities, net	1,360	4,057	4,059
Income taxes	(3,755)	2,237	11,271
Deferred income taxes	1,913	(2,462)	(266)

Net cash provided by operating activities	137,324	63,581	89,346

Cash flows from investing activities:
Additions to plant assets	(37,024)	(17,588)	(24,032)
Business acquisitions, net of cash acquired	(12,319)	(4,627)	(28,133)
Dispositions of plant assets	1,539	373	653
Other, net	(63)	500	—

Net cash used in investing activities	(47,867)	(21,342)	(51,512)

Cash flows from financing activities:
Payments under multicurrency revolving credit agreements	—	—	(7,500)
Payments on long-term debt	(4,623)	(554)	(811)
Sales of capital stock under stock option and employee purchase plans	6,229	6,535	5,790
Excess tax benefit from stock-based compensation	2,759	3,490	—
Purchase of treasury stock	(74,863)	(28,909)	(10,461)
Cash dividends paid	(15,024)	(14,203)	(13,385)
Other, net	—	—	(9,332)

Net cash used in financing activities	(85,522)	(33,641)	(35,699)

Net effect of exchange rate changes on cash	3,073	1,951	(1,053)

Net change in cash and cash equivalents	7,008	10,549	1,082
Cash and cash equivalents, beginning of year	29,051	18,502	17,420

Cash and cash equivalents, end of year	$36,059	$29,051	$18,502

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A.	Accounting Policies

Principles of Consolidation

The consolidated financial statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of year-end fiscal 2007. CLARCOR Inc. and its subsidiaries are hereinafter collectively referred to as the “Company” or CLARCOR. The Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.

Use of Management’s Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Accounting Period

The Company’s fiscal year ends on the Saturday closest to November 30. The fiscal years ended December 1, 2007 and December 2, 2006 were comprised of fifty-two weeks. The fiscal year ended December 3, 2005 was comprised of fifty-three weeks. In the consolidated financial statements, all fiscal years are shown to begin as of December 1 and end as of November 30 for clarity of presentation.

Reclassifications

Certain amounts in previously issued financial statements were reclassified to conform to the fiscal 2007 presentation. These reclassifications had no effect on total liabilities, operating cash flows or reported earnings.

Cash and Cash Equivalents, Restricted Cash and Short-term Investments

All highly liquid investments with a maturity of three months or less when purchased or that are readily saleable are considered to be cash and cash equivalents. Restricted cash primarily represents cash balances held by a German bank as collateral for certain guarantees of an overseas subsidiary. Restricted cash classified as current correlates with guarantees that expire within one year. The Company also has $783 and $663 of noncurrent restricted cash recorded in other noncurrent assets as of November 30, 2007 and 2006, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Derivatives

During the years presented, the Company did not make any significant use of derivatives. However, from time-to-time, the Company may make use of derivative financial instruments to manage certain interest rate and foreign currency risks. Interest rate swap agreements may be utilized to convert certain floating rate debt into fixed rate debt. Cash flows related to interest rate swap agreements would be included in interest expense over the terms of the agreements.

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

Comprehensive Earnings

Foreign currency translation adjustments and minimum pension liability adjustments are included in other comprehensive earnings, net of tax.

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	2007	2006	2005

Minimum pension liability, net of tax	$(2,099)	$(3,778)	$(3,944)
Impact of adopting SFAS No. 158, net of tax (See “New Pronouncements” section of this Note)	(4,895)	—	—
Translation adjustments, net of tax	12,906	3,881	(693)

Accumulated other comprehensive earnings/(loss)	$5,912	$103	$(4,637)

The minimum pension liability is net of tax of $1,246, $2,243 and $2,373 for the years ended November 30, 2007, 2006 and 2005, respectively. The adoption of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” is net of tax of $2,906. The translation adjustments are net of tax of $155 for each of the years ended November 30, 2007, 2006 and 2005.

Stock-based Compensation

Effective December 4, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. Under this method, stock-based compensation expense is recognized using the fair-value based method for all awards granted on or after the date of adoption. Compensation expense for unvested stock options and awards that were outstanding on December 4, 2005 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123. The Company determined the fair value of these awards using the Black-Scholes option pricing model. The Company also adopted the non-substantive vesting period approach for attributing stock compensation to individual periods for awards with retirement eligibility options, which requires recognition of compensation expense over the period from the grant date to the date retirement eligibility is achieved. For those who are already retirement eligible on the date of grant, compensation expense is recognized immediately. This change did not affect the overall amount of compensation expense recognized.

Prior to adoption, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the disclosure-only provisions of SFAS No. 123 applying the nominal vesting period approach. Therefore, the Company did not recognize compensation expense prior to fiscal 2006 in association with options granted. If the Company had

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

determined compensation expense for its stock-based compensation plans based on the fair value at the grant dates consistent with the method of SFAS No. 123, the Company’s pro forma net earnings and basic and diluted earnings per share (EPS) for 2005 would have been as follows.

2005

Net earnings, as reported	$76,393
Add stock-based compensation expense, net of tax, included in net earnings	531
Less total stock-based compensation expense under the fair value-based method, net of tax	(8,486)

Pro forma net earnings	$68,438

Basic EPS, as reported	$1.48
Pro forma basic EPS	$1.32
Diluted EPS, as reported	$1.46
Pro forma diluted EPS	$1.31

On November 18, 2005, the Board of Directors approved a grant of 386,375 options that were fully vested on the date of grant. On March 22, 2005, the Compensation Committee of the Board of Directors approved accelerating the vesting of nonqualified stock options granted on December 12, 2004 to current employees, including executive officers. All of these options had an exercise price greater than the then-market price per share and provided for vesting at the rate of 25% per year beginning on the first anniversary of the date of grant. Approximately $6,000 of pre-tax compensation expense related to these two grants was included in the determination of pro forma earnings during 2005 that otherwise would have been recorded as stock option expense in accordance with SFAS No. 123R over future years. This reduced the amount of pre-tax compensation expense that would have been recorded by approximately $1,500 in each of the years 2007 and 2006.

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

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Most of the Company’s trade names and trademarks have indefinite useful lives and are subject to impairment testing. All other acquired intangible assets, including patents (average fourteen year life) and other identifiable intangible assets with lives ranging from two to thirty years, are being amortized using the straight-line method over the estimated periods to be benefited. The Company reviews the lives of its definite-lived intangible assets annually, and, if necessary, impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

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

Revenue Recognition

Revenue is recognized when product ownership and risk of loss have transferred to the customer or performance of services is complete and the Company has no remaining obligations regarding the transaction. Estimated discounts and rebates are recorded as a reduction of sales in the same period revenue is recognized. Shipping and handling costs are recorded as revenue when billed to customers. The related shipping and handling expenses are included in cost of sales.

Product Warranties

The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time existence of the claims is known and the amounts are reasonably determinable.

Research and Development

The Company charges research and development costs relating to the development of new products or the improvement or redesign of its existing products to expense when incurred. These costs totaled approximately $11,241 in 2007, $9,748 in 2006 and $9,490 in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Self-Insurance

Insurance coverage is generally obtained for catastrophic property and casualty exposures, as well as risks that require insurance by law or contract. The Company self-insures for certain other insurable risks, primarily workers’ compensation, general liability, property losses and employee medical coverage. Liabilities are determined using actuarial-type estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, anticipated recoveries are recorded in the same lines in the Consolidated Statements of Earnings in which the losses were recorded based on management’s best estimate of amounts due from insurance providers.

Guarantees

The Company has provided letters of credit totaling approximately $25,727 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

New Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The standards will affect the Company’s accounting for businesses acquired after December 1, 2009 and presentation of minority interests in its consolidated financial statements in fiscal year 2010.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in comprehensive income in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 was effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and resulted in an after-tax decrease to shareholders’ equity of $4,895. See Note J for further discussion of the impact of this change on the Company’s consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date is effective for the Company’s fiscal year 2009.

In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS No. 157 will be effective for the Company’s fiscal year 2008. Adoption of this statement is not expected to have a material impact on the Company’s financial statements although additional disclosures may be required.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and will be effective for the Company’s fiscal year 2008. FIN 48 prescribes guidance for recognizing, measuring, reporting and disclosing a tax position taken or expected to be taken in a tax return. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

B.	Acquisitions and Purchase of Minority Interest

On March 5, 2007, the Company acquired an 80% ownership share in Sinfa SA, a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $5,556 in cash including acquisition expenses, net of cash received, plus debt of approximately $6 million which the Company paid after the acquisition date. The business is included in the Engine/Mobile Filtration segment from the date of acquisition. As part of the purchase agreement, the Company and the minority owners each have an option to require the purchase of the remaining 20% ownership share by the Company after December 31, 2012. As of the end of 2007, the preliminary purchase price for such 20% ownership share is estimated to be $1,000 based on the formula in the purchase agreement. Any change in the estimated purchase price for the remaining ownership share will be adjusted through net earnings.

An allocation of the initial purchase price for the acquisition has been made to major categories of assets and liabilities. The $6,134 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included customer relationships valued at $192 and a trade name valued at $304, which will both be amortized on a straight-line basis over twenty years. The Company also recorded $700 as exit costs for terminated employees which will be paid by the end of first quarter 2008. The allocation will be finalized once the purchase price and assumed liabilities are finalized. The Company expects to finalize the purchase price allocation during fiscal 2008. The acquisition is not material to the results of the Company.

During February 2007, the Company acquired the assets of a synthetic fibers filtration business from Newton Tool & Mfg. Company, Inc., a privately-owned engineering and machining company based in Swedesboro, New Jersey, for $6,603 in cash, including acquisition expenses. The synthetic fibers filtration business, including all of the related production equipment, was moved into the Company’s operations in Houston, Texas, and Shelby, North Carolina. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition.

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

An allocation of the purchase prices for these two acquisitions has been made to major categories of assets and liabilities. The $672 excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements valued at $91 and customer relationships valued at $1,195, which will be amortized on a straight-line basis over three years and ten to twenty years, respectively. Under the terms of the purchase agreement for the Industrial/Environmental Filtration segment acquisition, the Company paid an additional $160 during fiscal 2007. This payment was recorded as goodwill. Additional payments not to exceed $1,100 may be required in future years based on the operating performance of this entity. The acquisitions were not material to the results of the Company.

On June 1, 2006, the Company purchased the minority owners’ interest in a consolidated affiliate in South Africa for approximately $2,230 of which $1,644 was paid during fiscal 2006. The remainder was paid subsequent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

to year-end 2007. As a result of this transaction, the Company recorded $113 as goodwill. The purchase was not material to the results of the Company.

On November 1, 2005, the Company acquired Martin Kurz & Co., Inc. (MKI), a privately-owned Mineola, New York manufacturer of sintered porous metal laminates used in screening and filtration products for a wide array of industries, including pharmaceutical, petrochemical, aerospace, paper and chemical process industries, for approximately $24,621 net of cash received, including acquisition expenses. During 2006, the Company paid an additional $140 related to a working capital adjustment and final settlement with the sellers. This payment, along with a revised estimate of liabilities assumed and finalization of the appraisal of acquired assets, increased goodwill by $117. The purchase price was paid in cash with available funds. MKI’s sales for the most recent twelve months prior to its acquisition were approximately $12,000. The acquisition would not have significantly affected net earnings and earnings per share of the Company for prior fiscal years. MKI was acquired to expand the Company’s product line and technical capabilities in filter manufacturing. MKI was included in the Industrial/Environmental Filtration segment from the date of acquisition.

The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The initial purchase price was based on the net assets of the business acquired as shown on an October 31, 2005, balance sheet which was subject to a final adjustment. The allocation of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired from MKI resulted in $9,231 recorded as goodwill. In addition, the Company recognized $8,600 for customer relationships that will be amortized over twelve years, $267 for trademarks that will be amortized over twenty years and $1,700 as other acquired intangibles which will be amortized over five to ten years.

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

Inventories are valued at the lower of cost or market determined on the first-in, first-out (FIFO) method of inventory costing which approximates current cost. Inventories are summarized as follows:

	2007	2006

Raw materials	$49,722	$45,986
Work in process	18,973	19,987
Finished products	67,151	63,700

	$135,846	$129,673

D. Plant Assets

Plant assets at November 30, 2007 and 2006 were as follows:

	2007	2006

Land	$8,242	$7,156
Buildings and building fixtures	93,665	87,561
Machinery and equipment	274,893	255,760
Construction in process	21,550	10,000

	398,350	360,477
Less accumulated depreciation	229,138	213,948

	$169,212	$146,529

E.	Goodwill and Acquired Intangibles

The following table reconciles the activity for goodwill by reporting unit for fiscal years 2007 and 2006.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total

Balance at November 30, 2005	$15,678	$98,600	$—	$114,278
Acquisitions	303	599	—	902
Currency translation adjustments	766	86	—	852

Balance at November 30, 2006	16,747	99,285	—	116,032
Acquisitions	6,134	875	—	7,009
Currency translation adjustments	1,304	373	—	1,677

Balance at November 30, 2007	$24,185	$100,533	$—	$124,718

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total

Balance at November 30, 2006:
Trademarks/trade names, gross	$603	$29,157	$—	$29,760
Less accumulated amortization	—	14	—	14

Trademarks/trade names, net	$603	$29,143	$—	$29,746

Customer relationships, gross	$1,970	$16,666	$—	$18,636
Less accumulated amortization	408	2,340	—	2,748

Customer relationships, net	$1,562	$14,326	$—	$15,888

Other acquired intangibles, gross	$241	$12,782	$—	$13,023
Less accumulated amortization	214	5,442	—	5,656

Other acquired intangibles, net	$27	$7,340	$—	$7,367

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total

Balance at November 30, 2007:
Trademarks/trade names, gross	$929	$29,157	$—	$30,086
Less accumulated amortization	12	248	—	260

Trademarks/trade names, net	$917	$28,909	$—	$29,826

Customer relationships, gross	$2,176	$18,777	$—	$20,953
Less accumulated amortization	561	3,616	—	4,177

Customer relationships, net	$1,615	$15,161	$—	$16,776

Other acquired intangibles, gross	$243	$12,882	$—	$13,125
Less accumulated amortization	227	6,291	—	6,518

Other acquired intangibles, net	$16	$6,591	$—	$6,607

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

The Company performed annual impairment tests on its indefinite-lived intangibles as of November 30, 2007 and 2006 using the relief-from-royalty method to determine the fair value of its trademarks and trade names. There was no impairment as the fair value was greater than the carrying value for these indefinite-lived intangibles as of these dates.

In addition, the Company reassessed the useful lives and classification of identifiable finite-lived intangible assets at each year-end and determined that they continue to be appropriate. Amortization expense was $2,531, $2,188 and $1,338 for the years ended November 30, 2007, 2006 and 2005, respectively. The estimated amounts of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

amortization expense for the next five years are: $2,165 in 2008, $2,146 in 2009, $2,102 in 2010, $2,041 in 2011 and $2,026 in 2012.

F.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at November 30, 2007 and 2006 were as follows:

	2007	2006

Accounts payable	$53,523	$50,273
Accrued salaries, wages and commissions	11,945	14,147
Compensated absences	7,484	7,333
Accrued insurance liabilities	11,412	11,799
Other accrued liabilities	25,255	23,577

	$109,619	$107,129

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

Changes in the Company’s warranty accrual, which is included in other accrued liabilities above, during the year ended November 30, 2007 are as follows:

Balance at November 30, 2006	$1,486
Accruals for warranties issued during the period	1,028
Accruals related to pre-existing warranties	211
Settlements made during the period	(1,056)
Other adjustments, primarily currency translation	(184)

Balance at November 30, 2007	$1,485

G.	Restructuring Charges

The Company discontinued production at an HVAC filter manufacturing plant in Kenly, North Carolina in November 2006. Severance costs of $164 were accrued and paid during fiscal 2006 and were included in cost of sales in the Industrial/Environmental Filtration segment. Minimal additional charges related to contract termination costs and facilities consolidation costs were recognized when the Company exited a lease related to that facility.

Also during fiscal year 2006, the Company merged production at two of its manufacturing facilities in order to realize cost savings and efficiency benefits. At the end of August 2006, the Company terminated manufacturing at one of its European facilities. The Company recorded and paid $446 for one-time termination benefits paid to employees who were involuntarily terminated during 2006. This charge was included in cost of sales in the Industrial/ Environmental Filtration segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

H.	Long-Term Debt

Long-term debt at November 30, 2007 and 2006 consisted of the following:

	2007	2006

Industrial Revenue Bonds, at weighted average interest rates of 3.73% and 3.62% at year-end	$15,820	$15,820
Note payable, due March 2012, at a variable rate of interest that was 6% at year-end	1,283	—
Other	320	184

	17,423	16,004
Less current portion	94	58

	$17,329	$15,946

A fair value estimate of $16,960 and $15,775 for long-term debt in 2007 and 2006, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.

In April 2003, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it could borrow up to $165,000. The 2003 credit agreement provided that loans could be made under a selection of currencies and rate formulas. The interest rate was based upon either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Facility fees and other fees on the entire loan commitment are payable for the duration of this facility. There were no amounts outstanding under this agreement at November 30, 2007 or 2006.

Borrowings under the credit facility were unsecured, but were guaranteed by certain subsidiaries of the Company. The agreement related to this borrowing contained certain restrictive covenants that included maintaining minimum consolidated net worth, limiting new borrowings, maintaining minimum interest coverage and restricting certain changes in ownership. The Company was in compliance with these covenants throughout fiscal years 2007 and 2006. This agreement also included a $40,000 letter of credit subline, against which $8,491 in letters of credit had been issued at November 30, 2007 and 2006.

As of November 30, 2007 and 2006, the industrial revenue bonds include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031 and $8,410 issued in cooperation with the South Dakota Economic Development Finance Authority due February 1, 2016. The interest rate on these bonds is reset weekly.

Required principal maturities of long-term debt as of year-end 2007 for the next five fiscal years ending November 30 are as follows: $94 in 2008, $94 in 2009, $69 in 2010, $48 in 2011, $1,298 in 2012 and $15,820 thereafter.

Interest paid totaled $644, $584 and $483 during 2007, 2006 and 2005, respectively.

Subsequent to year-end, on December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas. This credit agreement replaced the $165,000 credit agreement described above that would have expired in April 2008. The interest rate is based upon either a defined Base Rate or the London Interbank offered Rate (LIBOR) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are payable as provided in the new credit agreement. In addition, the Company entered into a fixed rate interest swap agreement to manage its interest rate exposure on certain amounts outstanding under the $250,000 agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate on a notional amount of $100,000 and expires January 1, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

I.	Leases

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through March 2017. Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses. Commitments for minimum rentals under noncancelable leases at November 30, 2007 for the next five years are: $10,332 in 2008, $7,625 in 2009, $5,634 in 2010, $3,628 in 2011 and $3,140 in 2012. Rent expense totaled $9,228, $9,814 and $11,026 for the years ended November 30, 2007, 2006 and 2005, respectively.

J.	Pension and Other Postretirement Plans

The Company has defined benefit pension plans and postretirement health care plans covering certain current and retired employees. Effective November 30, 2007, the Company adopted certain provisions of SFAS No. 158 requiring recognition of the overfunded or underfunded status of defined pension and other postretirement plans as an asset or liability in the statement of financial position. Changes in that funded status are recognized in accumulated other comprehensive income in the year in which the adoption occurs and in other comprehensive income in the following years. SFAS No. 158’s provisions regarding the change in the measurement date of pension and other postretirement plans from a November 1 date to the Company’s fiscal year end date will be effective for fiscal year 2009.

The adoption of SFAS No. 158 resulted in incremental adjustments to the following individual line items in the Consolidated Balance Sheet:

	Before SFAS	SFAS No. 158	After SFAS
	No. 158	Adoption	No. 158
	Adoption	Adjustments	Adoption

Prepaid pension asset	$18,524	$(10,183)	$8,341
Intangible pension asset	665	(665)	—
Accrued pension liability	12,483	3,668	16,151
Accrued postretirement liability	3,865	(2,705)	1,160
Accumulated other comprehensive loss, net of tax	(2,099)	(4,895)	(6,994)
Deferred tax asset	(248)	(2,906)	(3,154)

The Company has frozen participation in its defined benefit plans. Certain current plan participants will continue to participate in the plan, while other current participants will not accrue future benefits under the plan but will participate in an enhanced defined contribution plan which offers an increased company match.

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit payments, and to contribute to the postretirement benefit plan an amount equal to the benefit payments. During 2008, the minimum required contribution for the U.S. pension plans is expected to be zero. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. The Company did not make a contribution to the qualified U.S. pension plan in 2007 or 2006. The Company has not determined whether it will make a voluntary contribution to the U.S. qualified plan in 2008; however, it does expect to contribute $277 to the U.S. nonqualified plan, $769 to the non-U.S. plan and $213 to the postretirement benefit plan to pay benefits during 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The following table shows reconciliations of the pension plans and other postretirement plan benefits as of November 30, 2007 and 2006. The accrued pension benefit liability includes an unfunded benefit obligation of $15,794 and $15,362 as of November 30, 2007 and 2006, respectively, related to nonqualified plans. In addition to the plan assets related to qualified plans, the Company has funded approximately $1,044 and $1,234 at November 30, 2007 and 2006, respectively, in a restricted trust for its nonqualified plans. This trust is included in other noncurrent assets in the Company’s Consolidated Balance Sheets.

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of year	$131,238	$126,967	$1,479	$1,770
Currency translation	555	1,264	—	—
Service cost	2,819	3,329	1	20
Interest cost	7,241	6,775	74	82
Plan participants’ contributions	52	87	—	—
Actuarial gains	(8,145)	(1,851)	(189)	(258)
Benefits paid	(5,903)	(5,333)	(613)	(602)
Retiree contributions	—	—	408	467

Benefit obligation at end of year	$127,857	$131,238	$1,160	$1,479

Change in plan assets:
Fair value of plan assets at beginning of year	$110,347	$100,131	$—	$—
Currency translation	417	956	—	—
Actual return on plan assets	14,612	14,043	—	—
Employer contribution	229	189	—	—
Plan participants’ contributions	52	87	—	—
Benefits paid	(5,610)	(5,059)	—	—

Fair value of plan assets at end of year	$120,047	$110,347	$—	$—

Funded status	$(7,810)	$(20,891)	$(1,160)	$(1,479)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

		Other
	Pension Benefits	Postretirement Benefits

Amounts recognized in the Consolidated Balance Sheets as of November 30, 2007 include:
Other noncurrent assets	$8,341	$—
Current liabilities	(1,047)	(213)
Long-term liabilities	(15,104)	(947)
Accumulated other comprehensive loss, pre-tax	13,851	(2,705)

Net amount recognized	$6,041	$(3,865)

Amounts recognized in Accumulated Other Comprehensive Income, pre-tax, as of November 30, 2007 include:
Net actuarial gain (loss)	$13,090	$(1,364)
Net prior service cost (credit)	761	(1,341)

Total pre-tax	13,851	(2,705)
Deferred taxes	(5,160)	1,008

Accumulated Other Comprehensive Income, after-tax	$8,691	$(1,697)

Reconciliation of funded status as of November 30, 2006:
Accumulated benefit obligation	$123,965	$ n/a
Additional benefit obligation for future salary increases	7,273	n/a

Benefit obligation	131,238	1,479
Fair value of plan assets	110,347	—

Funded status	(20,891)	(1,479)
Unrecognized prior service cost	929	(1,463)
Unrecognized net actuarial loss / (gain)	28,370	(1,314)

Net amount recognized	$8,408	$(4,256)

Amounts recognized in the Consolidated Balance Sheets as of November 30, 2006 include:
Prepaid benefit cost	$19,851	$—
Accrued benefit liability	(18,289)	(4,256)
Other noncurrent assets	826	—
Accumulated other comprehensive loss, pre-tax	6,020	—

Net amount recognized	$8,408	$(4,256)

			Other
	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Assumptions:
Discount rate-qualified plans	6.25%	5.75%	5.75%	5.50%
Discount rate-nonqualified plan	5.25%	5.25%	n/a	n/a
Rate of compensation increase-qualified plans	4.00%	4.00%	n/a	n/a
Rate of compensation increase-nonqualified plan	0.00%	0.00%	n/a	n/a
Measurement date	11/01/07	11/01/06	11/01/07	11/01/06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The assumptions for the discount rate, rate of compensation increase and expected rate of return and the asset allocations related to the non-U.S. plan are not materially different than for the U.S. plans. The discount rate is used to calculate the present value of the projected benefit obligation. The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this best estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plan. The difference in the discount rates between the qualified, the nonqualified and the other postretirement plan is due to different expectations as to the period of time in which plan members will participate in the various plans. In general, higher discount rates correspond to longer participation periods.

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

As of the November 1 measurement date, the actual pension asset allocations were as follows:

	2007	2006

Equity securities	70.9%	70.6%
Debt securities	23.6%	23.4%
Real estate and other	5.5%	6.0%

	100.0%	100.0%

The expected pension benefit payments for the next ten fiscal years are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2008	$5,847	$213
2009	6,155	189
2010	11,226	160
2011	18,727	146
2012	6,983	119
2013-2017	40,710	381

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

	Pension Benefits
	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$2,819	$3,329	$3,755
Interest cost	7,241	6,775	6,236
Expected return on plan assets	(8,601)	(7,871)	(7,483)
Amortization of unrecognized:
Prior service cost	163	158	146
Net actuarial loss	1,252	2,031	2,105

Net periodic benefit cost	$2,874	$4,422	$4,759

Assumptions:
Discount rate-qualified plans	5.75%	5.50%	5.50%
Discount rate-nonqualified plan	5.25%	5.00%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase-qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase-nonqualified plan	0.00%	6.50%	6.50%
Measurement date	11/01/06	11/01/05	11/01/04

For the determination of 2008 expense, the Company does not expect to change its assumptions for the long-term return on assets or the rate of compensation increase on its qualified plan or the discount rate on its nonqualified plan; however, it will increase its discount rate to 6.25% on its qualified U.S. pension plan, which will decrease fiscal 2008 expense approximately $1,200.

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

	Other Postretirement Benefits
	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$1	$20	$30
Interest cost	74	82	103
Amortization of unrecognized:
Prior service cost	(122)	(122)	(122)
Net actuarial gain	(126)	(105)	(77)

Net periodic benefit cost	$(173)	$(125)	$(66)

Assumptions:
Discount rate	5.50%	5.00%	5.50%
Measurement date	11/01/06	11/01/05	11/01/04

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007. As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants. The Company will increase its discount rate assumption to 5.75% in 2008 for its other postretirement benefits plan, which will not significantly affect the fiscal 2008 expense.

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement. The Company matches the contributions of participating employees based on the percentages specified in the respective plans. The Company recognized expense related to these plans of $3,166, $3,144 and $3,157 in 2007, 2006 and 2005, respectively.

K.	Income Taxes

The provision for income taxes consisted of:

	2007	2006	2005

Current:
Federal	$30,046	$38,614	$33,608
State	2,042	2,574	4,057
Foreign	5,071	5,002	3,885
Deferred	2,516	(2,395)	(582)

	$39,675	$43,795	$40,968

Income taxes paid, net of refunds, totaled $41,295, $44,446 and $29,483 during 2007, 2006 and 2005, respectively.

Earnings before income taxes and minority interests included the following components:

	2007	2006	2005

Domestic income	$111,701	$110,956	$106,162
Foreign income	18,808	15,985	11,760

	$130,509	$126,941	$117,922

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates. The reasons for these differences are as follows:

	Percent of Pre-Tax Earnings
	2007	2006	2005

Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.6	2.0	2.1
Foreign sales	—	(0.4)	(0.6)
Tax credits	(1.9)	(0.8)	(0.9)
Foreign taxes at different rates	(0.3)	(0.1)	(0.8)
Domestic production activities deduction	(0.8)	(0.8)	—
Settlement of certain tax liabilities	(3.2)	—	—
Other, net	—	(0.4)	(0.1)

Consolidated effective income tax rate	30.4%	34.5%	34.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The components of the net deferred tax liability as of November 30, 2007 and 2006 were as follows:

	2007	2006

Deferred tax assets:
Deferred compensation	$6,131	$4,991
Other postretirement benefits	(144)	989
Tax credits and foreign loss carryforwards	1,440	1,120
Accounts receivable	4,658	6,001
Inventories	4,333	4,473
Accrued liabilities and other	5,754	5,407
Valuation allowance	(760)	(754)

Total deferred tax assets, net	21,412	22,227

Deferred tax liabilities:
Pensions	2,884	(71)
Plant assets	(16,133)	(16,283)
Intangibles	(13,158)	(10,864)

Total deferred tax liabilities	(26,407)	(27,218)

Deferred tax liability, net	$(4,995)	$(4,991)

Of the tax credits and foreign loss carryforwards, $1,191 expires in 2008 through 2015 and $249 may be carried over indefinitely. The Company increased the valuation allowance by $6 in 2007 and decreased it by $142 in 2006 related to foreign net operating losses and foreign tax credit carryovers. The valuation allowance reflects the estimated amount of deferred tax assets due to foreign net operating losses that may not be realized. The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

The Company repatriated $2,123 of accumulated foreign earnings in 2007. No amounts were repatriated in 2006. The Company has not provided deferred taxes on unremitted foreign earnings from certain foreign affiliates of approximately $34,334 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States. If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits would substantially offset any incremental U.S. tax liability. Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

L.	Gain on Insurance Settlement

In April 2006, the Company’s warehouse in Goodlettsville, Tennessee was damaged by a tornado. In accordance with FASB Interpretation No. 30, “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” the Company recognized a $591 gain in selling and administrative expenses on the excess of insurance proceeds over the net book value of the property, that was net of $250 of expenses subject to a deductible paid by the Company. As of November 30, 2007, the Company has collected all insurance proceeds and the repairs to the building are complete.

M.	Contingencies

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

N.	Preferred Stock Purchase Rights

In fiscal year 1996, the Board of Directors of CLARCOR adopted a Shareholder Rights Plan that granted each shareholder the right to purchase shares of CLARCOR Series B Junior Participating Preferred Stock under certain conditions. The Shareholder Rights Plan expired on April 25, 2006, and was not renewed. No preferred stock has been issued under the Plan.

O.	Incentive Plan

On March 24, 2003, the shareholders of CLARCOR approved the 2004 Incentive Plan, which replaced the 1994 Incentive Plan on its termination date of December 14, 2003. The 2004 Incentive Plan allows the Company to grant stock options, restricted stock and performance awards to officers, directors and key employees of up to 3,000,000 shares during a ten-year period that ends in December of 2013. Upon share option exercise or restricted share unit conversion, the Company issues new shares unless treasury shares are available.

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

The Company recorded pre-tax compensation expense related to stock options of $2,929 and $1,863 and related tax benefits of $978 and $652 for the years ended November 30, 2007 and 2006, respectively. This reduced diluted earnings per share by approximately $0.04 in 2007 and $0.02 in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The following table summarizes the activity under the nonqualified stock option plans and includes options granted under both the 1994 Incentive Plan and the 2004 Incentive Plan.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,253,059	$21.56	3,885,915	$20.63	3,676,306	$15.42
Granted	453,525	33.60	61,550	35.08	1,374,865	27.50
Exercised	(501,936)	18.19	(627,656)	16.98	(1,105,778)	11.98
Surrendered	(13,050)	25.83	(66,750)	22.59	(59,478)	18.52

Outstanding at end of year	3,191,598	$23.79	3,253,059	$21.56	3,885,915	$20.63

Options exercisable at end of year	2,694,598	$22.36	2,935,709	$21.64	3,511,015	$20.63

At November 30, 2007, there was $1,978 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 3.1 years.

The following table summarizes information about stock option exercises during the fiscal years shown.

	2007	2006	2005

Fair value of options exercised	$2,051	$2,649	$3,444
Total intrinsic value of options exercised	8,304	10,557	18,098
Cash received upon exercise of options	4,924	4,388	3,628
Tax benefit realized from exercise of options	3,028	3,540	6,789

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2007.

	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
Range of		Exercise	Intrinsic	Remaining		Exercise	Intrinsic	Remaining
Exercise Prices	Number	Price	Value	Life in Years	Number	Price	Value	Life in Years

$ 8.97 - $ 9.79	239,800	$9.15	$6,345,971	2.10	239,800	$9.15	$6,345,971	2.10
$10.53 - $13.75	221,450	13.21	4,959,655	3.79	221,450	13.21	4,959,655	3.79
$16.01 - $22.80	1,100,625	20.57	16,550,356	4.79	1,000,600	20.35	15,269,036	4.67
$25.89 - $38.23	1,629,723	29.55	9,881,326	7.29	1,232,748	28.20	9,129,226	6.72

	3,191,598	$23.79	$37,737,308	5.80	2,694,598	$22.36	$35,703,888	5.31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The weighted average fair value per option at the date of grant for options granted in 2007, 2006 and 2005 was $9.36, $10.53 and $7.13, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued.

	2007	2006	2005

Risk-free interest rate	4.52%	4.74%	4.05%
Expected dividend yield	0.89%	0.96%	1.06%
Expected volatility factor	20.55%	20.72%	21.48%
Expected option term (in years):
Original grants without reloads	6.1	6.9	6.4
Original grants with reloads	n/a	n/a	5.0

Subsequent to the end of fiscal year 2007, the Company granted 424,900 options at the then-market price of $36.48.

Restricted Share Unit Awards

The Company’s restricted share unit awards are considered nonvested share awards as defined under SFAS No. 123R. The restricted share units require no payment from the employee, and compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years. During the vesting period, officers and key employees receive compensation equal to dividends declared on common shares. Upon vesting, employees may elect to defer receipt of their shares. Compensation expense related to restricted stock unit awards totaled $1,085, $734 and $836 in 2007, 2006 and 2005, respectively. The following table summarizes the restricted share unit awards.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value

Nonvested at beginning of year	58,466	$24.75	110,441	$23.32	107,543	$16.92
Granted	26,200	33.75	—	—	60,285	27.34
Vested	(27,295)	22.86	(43,259)	20.86	(57,387)	15.55
Surrendered	—	—	(8,716)	25.91	—	—

Nonvested at end of year	57,371	$29.76	58,466	$24.75	110,441	$23.32

The total fair value of shares vested during 2007, 2006 and 2005, was $624, $902 and $893, respectively. As of November 30, 2007, there was $677 of total unrecognized compensation cost related to restricted share unit arrangements that the Company expects to recognize during fiscal years 2008, 2009 and 2010.

Subsequent to the end of fiscal year 2007, the Company granted 25,989 restricted share units at the then-market price of $36.48.

Directors’ Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash. The directors’ rights to the shares vest immediately on the date of grant. In 2007,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

2006 and 2005, respectively, 8,323, 5,892 and 6,760 shares of Company common stock were issued under the plans. Compensation expense related to directors’ restricted stock totaled $270, $210 and $172 in 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS No. 123R so that the plan is not compensatory under the new standard and no expense is recognized related to the plan. The Company issued stock under this plan for $1,305, $2,147 and $2,162 during 2007, 2006 and 2005, respectively.

P.	Earnings Per Share, Treasury Transactions and Stock Split

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share reflects the impact of outstanding stock options, restricted stock and other stock-based arrangements. The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2007	2006	2005

Net Earnings	$90,659	$82,710	$76,393
Basic EPS:
Weighted average number of common shares outstanding	50,345,774	51,570,165	51,658,347
Basic per share amount	$1.80	$1.60	$1.48

Diluted EPS:
Weighted average number of common shares outstanding	50,345,774	51,570,165	51,658,347
Dilutive effect of stock-based arrangements common shares outstanding	539,540	606,350	557,342

Diluted weighted average number of common shares outstanding	50,885,314	52,176,515	52,215,689
Diluted per share amount	$1.78	$1.59	$1.46

For fiscal years ended November 30, 2007, 2006 and 2005, respectively, 57,825, 57,550 and 744,865 stock options with a weighted average exercise price of $35.90, $35.53 and $28.89 were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares during the respective periods.

On June 25, 2007, the Company’s Board of Directors authorized a $250 million stock repurchase program of the Company’s common stock in the open market and through private transactions over a three-year period. This authorization replaced the Company’s previous $150 million share repurchase authorization that expired on June 16, 2007 which covered a two-year period. During 2007, the Company purchased and retired 2,272,477 shares of common stock for $74,863. During 2006 and 2005, respectively, the Company repurchased and retired 1,000,000 shares of common stock for $28,909 and 368,200 shares of common stock for $10,461. The number of issued shares was reduced as a result of the retirement of these shares. At November 30, 2007, there was approximately $224,471 available for repurchase under the 2007 stock repurchase program.

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

Based on the economic characteristics of the Company’s business activities, the nature of products, customers and markets served and the performance evaluation by management and the Company’s Board of Directors, the Company has identified three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.

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

Net sales represent sales to unaffiliated customers. No single customer or class of product accounted for 10% or more of the Company’s consolidated 2007 sales. Assets are those assets used in each business segment. Corporate assets consist of cash and short-term investments, deferred income taxes, headquarters facility and equipment, pension assets and various other assets that are not specific to an operating segment. Unallocated amounts include interest income and expense and other non-operating income and expense items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The segment data for the years ended November 30, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Net sales:
Engine/Mobile Filtration	$430,029	$399,090	$368,183
Industrial/Environmental Filtration	414,523	420,435	427,448
Packaging	76,639	84,822	78,343

	$921,191	$904,347	$873,974

Operating profit:
Engine/Mobile Filtration	$98,832	$92,598	$80,414
Industrial/Environmental Filtration	25,464	25,541	31,266
Packaging	5,518	8,189	6,812

	129,814	126,328	118,492
Other income (expense)	695	613	(570)

Earnings before income taxes and minority interests	$130,509	$126,941	$117,922

Identifiable assets:
Engine/Mobile Filtration	$252,836	$215,539	$193,701
Industrial/Environmental Filtration	399,861	380,955	372,120
Packaging	41,754	43,952	43,551
Corporate	44,684	87,070	65,900

	$739,135	$727,516	$675,272

Additions to plant assets:
Engine/Mobile Filtration	$18,541	$8,861	$10,350
Industrial/Environmental Filtration	15,483	6,345	8,776
Packaging	2,866	2,288	3,846
Corporate	134	94	1,060

	$37,024	$17,588	$24,032

Depreciation and amortization:
Engine/Mobile Filtration	$9,240	$8,307	$7,404
Industrial/Environmental Filtration	10,654	11,476	10,316
Packaging	2,790	2,503	2,533
Corporate	705	793	834

	$23,389	$23,079	$21,087

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2007, 2006 and 2005. Net sales by geographic area are based on sales to final customers within that region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

	2007	2006	2005

Net sales:
United States	$674,331	$698,026	$682,672
Europe	106,173	93,750	87,853
Other international	140,687	112,571	103,449

	$921,191	$904,347	$873,974

Plant assets, at cost, less accumulated depreciation:
United States	$152,115	$138,754	$141,374
Europe	5,695	5,914	5,784
Other international	11,402	1,861	2,347

	$169,212	$146,529	$149,505

R.	Quarterly Financial Data (Unaudited)

The unaudited quarterly data for 2007 and 2006 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2007:
Net sales	$209,530	$235,125	$238,270	$238,266	$921,191
Gross profit	60,980	70,769	72,858	75,127	279,734
Net earnings	16,373	20,929	26,615	26,742	90,659
Net earnings per common share:
Basic	$0.32	$0.41	$0.53	$0.54	$1.80
Diluted	$0.32	$0.41	$0.53	$0.53	$1.78
2006:
Net sales	$213,183	$227,076	$231,510	$232,578	$904,347
Gross profit	63,774	67,117	71,821	72,771	275,483
Net earnings	16,201	16,805	22,963	26,741	82,710
Net earnings per common share:
Basic	$0.31	$0.32	$0.45	$0.52	$1.60
Diluted	$0.31	$0.32	$0.44	$0.52	$1.59

S.	Subsequent Event

Subsequent to year-end, on December 3, 2007, the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, U.K., Italy, Romania, Malaysia and China. Peco will be merged with the Company’s Facet operations with its headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the growing oil and natural gas industries. Its results will be included as part of the Company’s Industrial/Environmental Filtration segment. The purchase price was approximately $163,000 and is subject to a post-closing adjustment based on a formula in the purchase agreement. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $76,800 and paid the remaining purchase price with cash on hand and approximately $80,000 of cash borrowed under the Company’s revolving

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

credit agreement. The transaction is expected to be approximately $0.01 to $0.02 accretive to the Company’s fiscal 2008 earnings with significantly greater accretion expected in future years as the benefits from the merger of Peco and Facet are realized.

For its fiscal year ended May 2007, Peco had sales of approximately $102,000 and operating profit of approximately $12,500.

The following unaudited pro forma information summarizes the results of operations and the condensed consolidated balance sheet for the period indicated as if the Peco acquisition had been completed as of the beginning of fiscal 2007. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted to include the estimated pro forma effect of interest expense, depreciation, amortization of intangibles, income taxes and the additional Company shares issued. The pro forma amounts include approximately $6,000 in pre-tax bonus payments to certain Peco employees and approximately $3,000 in pre-tax transaction costs, both of which amounts were incurred and paid by Peco in connection with the transaction. These two items reduced pro forma combined earnings per diluted share by approximately $0.11. These pro forma amounts are based on a preliminary allocation of the purchase price to estimates of the fair values of the assets acquired and liabilities assumed. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future. The Company will update the pro forma information in a Form 8-K/A expected to be filed in February 2008. The Company will complete an appraisal of the assets acquired and finalize the allocation of the purchase price to the assets acquired and liabilities assumed during fiscal 2008.

Year ended November 30, 2007
Net sales	$1,034,800
Net earnings	88,200
Diluted earnings per share	$1.66
As of November 30, 2007
Current assets	$407,800
Plant assets	189,100
Goodwill	209,000
Other acquired intangibles	97,500
Other noncurrent assets	20,600

Total assets	$924,000

Current liabilities	$143,900
Long-term debt	97,400
Other long-term liabilities	55,000
Shareholders’ equity	627,700

Total liabilities and shareholders’ equity	$924,000

CLARCOR Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

for the years ended November 30, 2007, 2006, and 2005
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	other				end of
Description	of period	expenses	accounts		Deductions		Period

2007:
Allowance for losses on accounts receivable	$12,548	$508	$1,690	(A)	$3,617	(B)	$11,129

2006:
Allowance for losses on accounts receivable	$9,775	$3,271	$15	(A)	$513	(B)	$12,548

2005:
Allowance for losses on accounts receivable	$9,557	$1,293	$(127	)(A)	$948	(B)	$9,775

NOTES:
(A) Due to business acquisitions and reclassifications.
(B) Bad debts written off during year, net of recoveries.

S-1