Form 10-Q
period 2008-03-01
CLARCOR INC
filed 2008-03-25
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended March 1, 2008

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of March 1, 2008, 50,491,430 common shares with a par value of $1 per share were outstanding.

Part I — Item 1
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	March 1,	December 1,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$43,170	$36,059
Restricted cash	2,698	1,055
Short-term investments	5,454	4,884
Accounts receivable, less allowance for losses of $12,380 for 2008 and $11,143 for 2007	187,800	166,912
Inventories:
Raw materials	56,950	49,722
Work in process	30,226	18,973
Finished products	69,897	67,151

Total inventories	157,073	135,846

Prepaid expenses and other current assets	10,027	6,968
Deferred income taxes	20,441	20,196

Total current assets	426,663	371,920

Plant assets at cost,	427,016	398,350
less accumulated depreciation	(235,574)	(229,138)

	191,442	169,212

Goodwill	222,155	124,718
Acquired intangibles, less accumulated amortization	99,127	53,209
Pension assets	8,722	8,341
Deferred income taxes	294	294
Other noncurrent assets	10,670	11,441

Total assets	$959,073	$739,135

LIABILITIES

Current liabilities:
Current portion of long-term debt	$264	$94
Accounts payable	75,677	53,523
Accrued salaries, wages and commissions	10,345	11,945
Compensated absences	7,144	7,484
Accrued insurance liabilities	12,422	11,412
Other accrued liabilities	30,992	25,255
Income taxes	7,659	4,458

Total current liabilities	144,503	114,171

Long-term debt, less current portion	127,418	17,329
Postretirement health care benefits	887	947
Long-term pension liabilities	16,962	15,104
Deferred income taxes	41,766	25,485
Other long-term liabilities	15,603	5,792
Minority interests	3,604	4,577

Total liabilities	350,743	183,405

Contingencies

SHAREHOLDERS’ EQUITY

Capital stock	50,491	49,219
Capital in excess of par value	37,930	—
Accumulated other comprehensive earnings	7,352	5,912
Retained earnings	512,557	500,599

Total shareholders’ equity	608,330	555,730

Total liabilities and shareholders’ equity	$959,073	$739,135

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 1,	March 3,
	2008	2007

Net sales	$250,181	$209,530
Cost of sales	173,626	148,550

Gross profit	76,555	60,980

Selling and administrative expenses	48,816	37,399

Operating profit	27,739	23,581

Other income (expense):
Interest expense	(3,567)	(236)
Interest income	270	674
Other, net	(212)	(177)

	(3,509)	261

Earnings before income taxes and minority interests	24,230	23,842

Provision for income taxes	7,941	7,418

Earnings before minority interests	16,289	16,424

Minority interests in earnings of subsidiaries	(140)	(51)

Net earnings	$16,149	$16,373

Net earnings per common share:
Basic	$0.32	$0.32

Diluted	$0.32	$0.32

Average number of common shares outstanding:
Basic	50,595,412	51,289,477

Diluted	51,211,190	51,955,610

Dividends paid per share	$0.0800	$0.0725

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 1,	March 3,
	2008	2007
Cash flows from operating activities:
Net earnings	$16,149	$16,373
Depreciation	6,636	5,503
Amortization	1,195	784
Stock-based compensation expense	2,009	910
Excess tax benefit from stock-based compensation	(966)	(1,823)
Changes in short-term investments	(570)	745
Changes in assets and liabilities, excluding short-term investments	1,590	991
Other, net	159	470

Net cash provided by operating activities	26,202	23,953

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(75,073)	(6,577)
Additions to plant assets	(8,137)	(7,832)
Other, net	(702)	(79)

Net cash used in investing activities	(83,912)	(14,488)

Cash flows from financing activities:
Net proceeds under line of credit	110,000	—
Payments on long-term debt	(7,240)	(17)
Sale of capital stock under stock option and employee purchase plans	2,307	2,416
Purchase of treasury stock	(37,260)	—
Excess tax benefits from stock-based compensation	966	1,823
Cash dividends paid	(4,125)	(3,718)

Net cash provided by financing activities	64,648	504

Net effect of exchange rate changes on cash	173	18

Net change in cash and cash equivalents	7,111	9,987

Cash and cash equivalents, beginning of period	36,059	29,051

Cash and cash equivalents, end of period	$43,170	$39,038

Cash paid during the period for:
Interest	$1,095	$231

Income taxes	$3,536	$4,621

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of March 1, 2008, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended March 1, 2008, and March 3, 2007, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007 (2007 Form 10-K). The December 1, 2007 consolidated balance sheet data was derived from the Company’s year-end audited financial statements as presented in the 2007 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the period ended March 1, 2008, are not necessarily indicative of the operating results for the full year.

2.	ADOPTION OF NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation provides guidance on the financial statement recognition, measurement, reporting and disclosure of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 addresses the determination of whether tax benefits, either permanent or temporary, should be recorded in the financial statements. For those tax benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. FIN 48 was adopted on December 2, 2007, and as a result, the Company recognized a $67 increase in the net liability for unrecognized tax benefits, which was accounted for as a decrease to retained earnings at December 1, 2007.

As of December 2, 2007, the Company had $1,650 of gross unrecognized tax benefits. Of this amount, $1,206 represents the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 2, 2007, the Company had $141 accrued for the payment of interest. The Company does not expect a significant increase or decrease in its unrecognized tax benefits over the next 12 months.

The Company is regularly audited by federal, state and foreign tax authorities. The IRS has completed its audits of the Company’s U.S. income tax returns through fiscal 2005. With few exceptions, the company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to fiscal 2002.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. That provision of SFAS No. 157 will be effective for the Company’s fiscal year 2009.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2.	ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)

On December 2, 2007, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities. The Company measures certain assets and liabilities at fair value as discussed throughout the footnotes to its quarterly and annual financial statements. Assets or liabilities that have recurring measurements are shown below:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	March 1, 2008	(Level 1)	(Level 2)	(Level 3)

Short-term investments	$5,454	$5,454	$—	$—
Restricted trust (part of noncurrent assets)	940	940	—	—
Interest rate agreement (part of long-term liabilities)	(2,453)	—	(2,453)	—

Net	$3,941	$6,394	$(2,453)	$—

The Company’s short-term investments consist of money market funds which are actively traded. The restricted trust, which is used to fund certain payments under its nonqualified U.S. pension plan, consists of actively traded equity and bond funds. The interest rate agreement’s fair value was determined based on the present value of expected future cash flows using discount rates appropriate with the risks involved.
3.	BUSINESS ACQUISITIONS

On December 3, 2007, the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the growing oil and natural gas industries. Its results are included as part of the Company’s Industrial/Environmental Filtration segment since the date of acquisition. The purchase price was approximately $146,216 excluding cash acquired and including acquisition costs. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $71,958 and paid the remaining purchase price with cash on hand and approximately $80,000 of cash borrowed under the Company’s revolving credit agreement.

A preliminary allocation of the initial purchase price for the acquisition has been made to major categories of assets and liabilities based on available information and is currently subject to change. The $96,836 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles will be amortized over a straight-line basis according to their useful lives. The estimated amounts recognized and their respective lives are shown in the following table.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3.	BUSINESS ACQUISITIONS (Continued)

		Estimated
Identifiable Intangible Asset	Value	Useful Life

Trade names	$11,800	Indefinite
Non-compete agreements	800	2 years
Customer relationships	14,200	15 years
Developed technology	20,300	16 years

Total fair value	$47,100

The Company expects to finalize the purchase price allocation during fiscal 2008. The allocation will be completed when the Company finishes its appraisal of the assets acquired (which includes completing an assessment of the liabilities assumed) and finalizes the estimates associated with deferred taxes and other costs related to the acquisition. The actual allocation of the final purchase price and the resulting effect on income from operations may differ from the unaudited pro forma amounts included herein.

Following is a condensed balance sheet based on the fair values of the assets acquired and liabilities assumed.

Cash	$11,448
Accounts receivable, less allowance for losses	18,593
Inventory, net	15,398
Prepaid expenses and current assets	3,006
Current deferred tax assets	875
Plant assets	20,011
Goodwill	96,836
Trademarks and trade names	11,800
Other acquired intangibles	35,300
Other noncurrent assets	625

Total assets acquired	213,892
Current notes payable	(7,411)
Accounts payable and accrued liabilities	(30,306)
Long-term deferred tax liabilities	(17,031)
Long-term liabilities	(1,480)

Net assets acquired	157,664
Less cash acquired	(11,448)

Assets acquired, net of cash	$146,216

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3.	BUSINESS ACQUISITIONS (Continued)

liabilities assumed. The pro forma amounts include the Company’s preliminary determination of purchase accounting adjustments based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma results do not include the impact of any revenues, costs or other operating synergies and non-recurring charges expected to result from the acquisition. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

Three months ended March 3, 2007
Net sales	$237,035
Operating profit	25,391
Net earnings	17,010
Diluted earnings per share	$0.32

As of November 30, 2007
Current assets	$413,976
Plant assets	189,813
Goodwill	221,554
Other acquired intangibles	100,309
Other noncurrent assets	21,145

Total assets	$946,797

Current liabilities	$145,095
Long-term debt	97,373
Other long-term liabilities	70,335
Shareholders’ equity	633,994

Total liabilities and shareholders’ equity	$946,797

Also in December 2007, the Company purchased a distributor of engineered filtration products in Canada for approximately $1,402 including acquisition costs. Of the purchase price, $811 was paid at closing and the remaining $591 will be paid over the next four years. A preliminary allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. The $698 excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition and is not material to the results of the Company.

On March 5, 2007, the Company acquired an 80% ownership share in Sinfa SA, a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $5,556 in cash including acquisition expenses, net of cash received, plus debt of approximately $6 million which the Company paid after the acquisition date. The business is included in the Engine/Mobile Filtration segment from the date of acquisition. The acquisition is not material to the results of the Company.

As part of the purchase agreement, the Company and the minority owners each have an option to require the purchase of the remaining 20% ownership share by the Company after December 31, 2012. As of March 1, 2008, the purchase price for such 20% ownership share is estimated to be $1 million based on the formula in the purchase agreement. Any change in the estimated purchase price for the remaining ownership share will be adjusted through net earnings.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3.	BUSINESS ACQUISITIONS (Continued)

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

An allocation of the purchase price for the acquisition was made to major categories of assets and liabilities. The $715 excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included non-compete agreements valued at $100 and customer relationships valued at $2,100, which are being amortized on a straight-line basis over three years and thirteen years, respectively. The acquisition is not material to the results of the Company.
4.	STOCK-BASED COMPENSATION

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R), which establishes the accounting for stock-based awards. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the date of adoption. The Company issues stock option awards and restricted share unit awards to employees and issues stock option awards and restricted stock to non-employee directors under its stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted share units is recorded based on the market price of the Company’s common stock on the grant date. The key provisions of the Company’s stock-based incentive plans are described in Note O of the Company’s consolidated financial statements included in the 2007 Form 10-K.

The Company recorded pretax compensation expense related to stock options of $1,482 and $638 and related tax benefits of $510 and $212 for the three months ended March 1, 2008 and March 3, 2007, respectively. The Company also recorded $527 and $272 in pretax compensation expense related to its restricted share units for the three months ended March 1, 2008 and March 3, 2007, respectively. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock-based compensation were $966 and $1,823 for the three months ended March 1, 2008 and March 3, 2007, respectively.
     Stock Options
The following table summarizes the activity for the three months ended March 1, 2008, with respect to non-qualified stock options granted under the Company’s incentive plans.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4.	STOCK-BASED COMPENSATION (Continued)

	Shares Granted
	under Incentive	Weighted Average
	Plans	Exercise Price

Outstanding at beginning of year	3,191,598	$23.79
Granted	425,400	36.48
Exercised	(189,280)	21.91
Surrendered	(14,437)	34.32

Outstanding at March 1, 2008	3,413,281	$25.43

Options exercisable at March 1, 2008	2,704,628	$22.83

The total intrinsic value of options exercised during the three months ended March 1, 2008, and March 3, 2007, was $2,952 and $4,996, respectively. The weighted average fair value per option at the date of grant for options granted during the three months ended March 1, 2008, and March 3, 2007, was $9.42 and $9.28, respectively.

The following table summarizes information about the Company’s outstanding and exercisable options at March 1, 2008.

			Options Outstanding			Options Exercisable
				Weighted				Weighted
			Weighted		Average		Weighted	Average
			Average		Remaining		Average	Remaining
Range of Exercise				Exercise	Life in		Exercise	Life in
Prices			Number	Price	Years	Number	Price	Years

$8.97	—	$9.75	230,200	$9.14	1.86	230,200	$9.14	1.86
$10.53	—	$13.75	200,050	13.16	3.52	200,050	13.16	3.52
$16.01	—	$22.80	999,168	20.50	4.68	999,168	20.50	4.68
$25.89	—	$38.23	1,983,863	31.04	7.68	1,275,210	28.64	6.75

			3,413,281	$25.43	6.16	2,704,628	$22.83	5.33

At March 1, 2008, the aggregate intrinsic value of options outstanding and exercisable was $35,405 and $35,090, respectively.
    Restricted Share Unit Awards
During the three months ended March 1, 2008 and March 3, 2007, the Company granted 25,989 and 26,200 restricted units of Company common stock with a fair value of $36.48 and $33.75, respectively, per unit. Compensation expense related to restricted stock awards totaled $527 and $272 for the three months ended March 1, 2008 and March 3, 2007, respectively.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS

Diluted earnings per share reflects the impact of outstanding stock options and restricted share units as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 1,	March 3,
	2008	2007

Weighted average number of common shares outstanding	50,595,412	51,289,477
Dilutive effect of stock-based arrangements	615,778	666,133

Weighted average number of diluted common shares outstanding	51,211,190	51,955,610

Net earnings	$16,149	$16,373

Basic earnings per share amount	$0.32	$0.32

Diluted earnings per share amount	$0.32	$0.32
Options with exercise prices greater than the average market price of the common shares during the respective three-month periods were not included in the computation of diluted earnings per share. For the three months ended March 1, 2008 and March 3, 2007, 419,275 and 453,250 options with a weighted average exercise price of $36.50 and $33.98, respectively, were excluded from the computation.

For the three months ended March 1, 2008, exercises of stock options added $2,479 to capital in excess of par value.

During the three months ended March 1, 2008, the Company repurchased and retired 1,000,000 shares of its common stock for $37,260 under its $250 million stock repurchase program. As of March 1, 2008, $187,210 remains available for purchase under this program. During the three months ended March 3, 2007, the Company did not repurchase any shares of common stock.

6.	COMPREHENSIVE EARNINGS

The Company’s total comprehensive earnings and its components are as follows:

	Three Months Ended
	March 1,	March 3,
	2008	2007
Net earnings	$16,149	$16,373
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	1,440	275

Total comprehensive earnings	$17,589	$16,648

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

6.	COMPREHENSIVE EARNINGS (Continued)

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	March 1,	December 1,
	2008	2007
Pension liability, net of $3,656 tax	$(6,994)	$(6,994)
Translation adjustments, net of $155 tax	14,346	12,906

Accumulated other comprehensive earnings	$7,352	$5,912

7.	LONG-TERM DEBT AND INTEREST RATE AGREEMENT

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas. The interest rate is based upon either a defined Base Rate or the London Interbank offered Rate (LIBOR) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are payable as provided in the new credit agreement. At March 1, 2008, long-term debt included $110,000 outstanding on the line of credit.

In addition, on January 2, 2008, the Company entered into a fixed rate interest swap agreement to manage its interest rate exposure on certain amounts outstanding under the $250,000 revolving credit agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus applicable margin on a notional amount of $100,000 and expires January 1, 2010. The fair value of the interest rate agreement at March 1, 2008 was $2,453 and is included in other long-term liabilities based on the classification of the amounts outstanding on the underlying debt agreement. The Company has not adopted hedge accounting as of March 1, 2008. The charge to interest expense of $2,453 related to this agreement is a non-cash item and is reported as interest expense on the statement of earnings for the three months ended March 1, 2008.

8.	ACQUIRED INTANGIBLES

The following table reconciles the activity for goodwill by reporting unit for the three months ended March 1, 2008.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at December 1, 2007	$24,185	$100,533	$—	$124,718
Acquisitions	14	97,534	—	97,548
Currency translation adjustments	(200)	89	—	(111)

Balance at March 1, 2008	$23,999	$198,156	$—	$222,155

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

8.	ACQUIRED INTANGIBLES (Continued)

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at March 1, 2008:
Trademarks, gross	$942	$40,957	$—	$41,899
Less accumulated amortization	16	252	—	268

Trademarks, net	$926	$40,705	$—	$41,631

Customer relationships, gross	$2,175	$32,976	$—	$35,151
Less accumulated amortization	599	4,176	—	4,775

Customer relationships, net	$1,576	$28,800	$—	$30,376

Other acquired intangibles, gross	$243	$33,884	$—	$34,127
Less accumulated amortization	230	6,777	—	7,007

Other acquired intangibles, net	$13	$27,107	$—	$27,120

Amortization expense is estimated to be $4,781 in 2008, $4,789 in 2009, $4,335 in 2010, $4,274 in 2011 and $4,274 in 2012.

9.	GUARANTEES AND WARRANTIES

The Company has provided letters of credit totaling approximately $24,316 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

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

Changes in the Company’s warranty accrual during the three months ended March 1, 2008, are as follows:

Balance at December 1, 2007	$1,485
Business acquisitions	817
Accruals for warranties issued during the period	233
Accruals related to pre-existing warranties	76
Settlements made during the period	(405)
Other adjustments, including currency translation	29

Balance at March 1, 2008, included in other accrued liabilities	$2,235

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

The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Three Months Ended
	March 1,	March 3,
	2008	2007
Pension Benefits:

Components of net periodic benefit cost:
Service cost	$650	$724
Interest cost	2,129	1,792
Expected return on plan assets	(2,603)	(2,143)
Amortization of unrecognized:
Prior service cost	41	44
Net actuarial loss	42	302

Net periodic benefit cost	$259	$719

Cash contributions	$326	$108

Postretirement Healthcare Benefits:

Components of net periodic benefit cost:
Service cost	$—	$—
Interest cost	15	18
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial gain	(33)	(32)

Net periodic benefit income	$(49)	$(45)

Cash contributions	$53	$70

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to its non-qualified plan when required for benefit payments and to contribute to its postretirement benefit plan an amount equal to the benefit payments. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. The Company has not determined whether it will make any voluntary contributions to its U.S. qualified plans in 2008; however, it does expect to fund $277 to the U.S. non-qualified plan, $769 to the non-U.S. plan and $213 for the postretirement benefit plan to pay benefits during 2008.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

11.	CONTINGENCIES (Continued)

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

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the three months ended March 1, 2008, and March 3, 2007, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

	Three Months Ended
	March 1,	March 3,
	2008	2007
Net sales:
Engine/Mobile Filtration	$105,109	$96,696
Industrial/Environmental Filtration	126,422	96,239
Packaging	18,650	16,595

	$250,181	$209,530

Operating profit:
Engine/Mobile Filtration	$22,342	$20,277
Industrial/Environmental Filtration	4,285	2,874
Packaging	1,112	430

	27,739	23,581
Other income (expense)	(3,509)	261

Earnings before income taxes and minority earnings	$24,230	$23,842

Identifiable assets:
Engine/Mobile Filtration	$253,377	$234,783
Industrial/Environmental Filtration	626,816	377,058
Packaging	43,614	40,960
Corporate	35,266	86,611

	$959,073	$739,412

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” The standards will affect the Company’s accounting for businesses acquired after December 1, 2009 and presentation of minority interests in its consolidated financial statements in fiscal year 2010.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 123(R).” This statement’s requirement to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in comprehensive income was effective for the Company’s fiscal year 2007. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The provisions regarding the change in the measurement date are effective for the Company’s fiscal year 2009.

Part I — Item 2
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and Notes thereto. Except as otherwise set forth herein, references to particular years refer to the applicable fiscal year of the Company. The analysis of operating results focuses on the Company’s three reportable business segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The Engine/Mobile Filtration segment sells filtration products used on engines and in mobile equipment applications, including trucks, automobiles, buses, locomotives, and marine, construction, industrial, mining and agricultural equipment. The Company’s Industrial/Environmental Filtration segment centers on the manufacture and marketing of filtration products used in industrial and commercial processes and in buildings and infrastructures of various types. The segment’s products include liquid process filtration products, engineered filtration products and technologies and air filtration products and systems used to maintain high interior air quality and to control exterior pollution. The Packaging segment manufactures and markets consumer and industrial packaging products. The Company’s products are manufactured and sold throughout the world.
EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in Thousands)
			Quarter to Quarter
First Quarter and Three Months	2008	2007	% Change

Net Sales	$250,181	$209,530	19.4%
Operating Profit	27,739	23,581	17.6%
Operating Margin	11.1%	11.3%	(0.2	) pts.
Other Income/(Expense)	(3,509)	261	(1,444.4)%
Provision for Income Taxes	7,941	7,418	7.1%
Net Earnings	16,149	16,373	(1.4)%
Diluted Earnings per Share	$0.32	$0.32	—
Average Diluted Shares Outstanding	51,211,190	51,955,610	(1.4)%
The Company’s reported net sales of $250,181,000 grew 19.4% and operating profit of $27,739,000 grew 17.6%. For the first quarter of 2008, net earnings of $16,149,000 were slightly lower than the first quarter of 2007 and diluted earnings per share of $0.32 were unchanged from the prior year quarter. Net earnings and diluted earnings per share included a $2.4 million charge to interest expense, or $0.03 per diluted share after taxes, to mark to market an interest rate agreement entered into during the first quarter of 2008. The interest rate agreement was structured to fix the interest rate paid for the next two years on borrowings of $100 million. The $2.4 million charge will reverse and reduce interest expense over the next seven quarters so that the actual impact of the first quarter charge will have no effect on net earnings or earning per share over the two-year period. Excluding this charge, net earnings and diluted earnings per share would each have increased by approximately 9%.
The first quarter 2008’s strong performance was driven by double-digit sales growth in the Company’s non-U.S. heavy-duty engine filter operations and in its dust collector operations, both domestically and overseas. In addition, continued strong world-wide demand for the Company’s oil and gas filter products and significant improvement in the Company’s Packaging segment

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
during the first quarter of 2008 contributed to both sales and profit growth. The positive impact of all of these events offset a decline in the Company’s HVAC manufacturing filter operations.
Fluctuations in foreign currencies contributed approximately $6.1 million to net sales and approximately $1 million to operating profit for the first quarter of 2008. Foreign currency fluctuations did not have a material impact on sales or profits in the 2007 first quarter.

During the first quarter of 2008, the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. The Peco acquisition added approximately $26.5 million of sales and $200,000 of operating profit in 2008’s first quarter. Excluding the Peco acquisition, the Company’s organic sales growth for first quarter 2008 was 6.7% and operating profit growth was 16.7% compared to 2007’s first quarter.
Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the growing oil and natural gas industry. Its results are included as part of the Company’s Industrial/Environmental Filtration segment since the date of its acquisition. The purchase price was approximately $157,664,000 including acquisition costs and cash acquired. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $71,958,000 and paid the remaining purchase price with cash on hand and approximately $80,000,000 of cash borrowed under the Company’s revolving credit agreement. The transaction is expected to be approximately $0.01 to $0.02 accretive to the Company’s fiscal 2008 earnings with significantly greater accretion expected in future years as the expected benefits from the merger are realized.
During the first quarter of 2008, the Company repurchased and retired 1,000,000 shares of its common stock for $37,260,000.
RESULTS OF OPERATIONS: FIRST QUARTER OF 2008 COMPARED WITH FIRST QUARTER OF 2007.
SALES
The Engine/Mobile Filtration segment’s 2008 first quarter sales increased 8.7% to $105,109,000 from $96,696,000 in the first quarter of 2007 with growth across all major market segments, both domestically and internationally. The growth was not as strong as the Company expected due to continued softening in hauled freight tonnage in North America. Market demand outside the United States for heavy-duty filter products remained solid and contributed most of the 2008 quarter’s growth. Product demand from railroad filter customers was stronger in the 2008 quarter than in the 2007 quarter, but is expected to be relatively consistent with prior year levels for the remainder of the 2008 fiscal year. Further softening of the U.S. economy, however, may impact the rate of growth during the remainder of fiscal 2008. Fluctuations in foreign currencies contributed less than one million dollars to sales for this segment in the first quarter of 2008 compared to that of the first quarter of 2007.
The Company’s Industrial/Environmental Filtration segment recorded a 31.4% increase in sales to $126,422,000 from $96,239,000 for the 2007 first quarter and included approximately $26.5 million of sales related to the first quarter 2008 Peco acquisition. The 2008 quarter’s sales growth was

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
driven by sales of filters and filtration products used in the oil and gas industry and sales of air filtration systems. Sales also grew strongly in several other markets, including: process liquid filters, plastic and polymer fiber and resin filtration applications. The weakening of the U.S. dollar during the current quarter compared to the dollar’s value in the 2007 quarter contributed approximately $5.6 million to sales for the first quarter of 2008. The Company expects continued demand for its filters and filtration systems used in the oil and gas industry as global demand for oil and natural gas resources is expected to remain strong. Specifically, the demand both in the United States and overseas for the types of equipment and filter elements for gas transmission facilities that Peco manufactures is very strong and its backlog continues to increase.
Sales in the 2008 quarter were slightly lower for HVAC filters used in industrial, commercial and residential applications than in the first quarter of 2007. Over the first six months of fiscal 2007, this segment eliminated several unprofitable customers so the Company had expected very little sales growth in the first quarter of 2008. The Company expects HVAC sales volume to increase over the next several quarters as the prime cooling season begins and to be relatively consistent with sales levels in the comparable quarters of 2007.
The Packaging segment’s first quarter 2008 sales were $18,650,000 compared to $16,595,000 in the first quarter of 2007. Sales were impacted in 2007 by lower demand for flat sheet metal decorating and confectionery packaging resulting in a slower first quarter of 2007. Sales in the first quarter are normally this segment’s smallest and are not necessarily indicative of performance during the next three quarters. However, the Company expects that this segment will post better fiscal 2008 results compared to fiscal 2007 and that such results will be more reflective of fiscal 2005 and 2006 results.
OPERATING PROFIT
Operating profit for the first quarter of 2008 was $27,739,000 compared to $23,581,000 in 2007, a 17.6% increase. The higher operating profit was driven primarily by higher sales volume which allowed the Company to leverage its cost structure. Operating margin was 11.1% for the first quarter of 2008 compared to 11.3% for the 2007 quarter. Operating margins in the first quarter of 2008 improved in each of the Company’s segments but was lower overall due to the Peco acquisition. As expected, the Peco acquisition contributed only $200,000 to operating profit in the first quarter of 2008 due to the cost of the transition and the impact of purchase accounting adjustments. One of the purchase accounting fair value adjustments that affected the first quarter of 2008 related to manufacturing profit in inventory at the acquisition date. It lowered operating profit by approximately $1.5 million but is not expected in future quarters. Operating margin for the first quarter of 2008, excluding the impact of the Peco acquisition, would have been 12.3% compared to 11.3% in 2007’s first quarter. The Company expects Peco’s operating profit for the remaining quarters of fiscal 2008 to be greater and that Peco’s sales and operating profit, excluding purchase accounting adjustments, for fiscal 2008 will exceed what it had achieved as a private company in its last fiscal year prior to acquisition. For its fiscal year ended May 2007, Peco reported sales of $102 million and operating profit of $12 million.
The Peco acquisition transition is progressing well. Demand for its product lines is very strong and coming from customers in both the United States and overseas, particularly in Asia. We anticipate that the technical and distribution synergies from combining Peco’s operations with the Company’s will be significant. For example, the Company is developing enhanced versions of the Peco product lines using the Company’s nanofiber technology. The Company is also working to utilize Peco’s proprietary filter media to produce a new line of heavy-duty engine fuel filters for the Engine/Mobile segment. This is expected to generate both additional sales and operating profit for the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The Engine/Mobile Filtration segment recorded an operating profit increase in the first quarter of 2008 of 10.2% to $22,343,000 compared to the first quarter of 2007. This increase resulted primarily from sales volume growth both domestically and abroad. The segment’s operating margin of 21.3% was slightly higher than the 21.0% recorded in the first quarter of 2007. The Company implemented certain price increases to offset higher costs of materials and freight and expects to do so again in response to rising raw material costs. Fluctuations in foreign currencies were not material to this segment’s operating profit during the first quarter of 2008. The Company expects overall operating margins to remain relatively consistent over the remainder of the fiscal year although margins on international sales, which are expected to grow faster than domestic sales, tend to be lower than on domestic sales. The Company intends to continue to implement cost reduction initiatives to offset any further cost increases in raw materials, such as for steel and paper, freight and utilities during fiscal 2008.
The Industrial/Environmental Filtration segment reported operating profit of $4,285,000 in first quarter 2008 compared to $2,874,000 in the first quarter of 2007. Overall operating profit increased due to higher sales of sand control filters used in off-shore oil and gas drilling, air filtration systems and products, systems and filter cartridges for the aviation fuel and defense sectors and filters for plastic and polymer fiber and resin applications. The operating profit growth generated from these product lines offset a loss in the Company’s HVAC filter manufacturing operations for the first quarter of 2008. The segment’s operating margin was 3.4% in 2008 compared to 3.0% in the same 2007 quarter. As mentioned previously, the Peco acquisition contributed $200,000 to operating profit for the first quarter of 2008. This amount included a purchase accounting adjustment of $1.5 million that will not recur in future quarters. The Company expects Peco to generate higher operating profits during the remaining quarters of fiscal 2008. Overall, the Company expects that segment operating margins will continue to improve over the next several quarters.
The Company is continuing to implement its three-year restructuring program in its HVAC filter manufacturing operations and expects significantly improved performance for the rest of fiscal 2008. The equipment delays encountered in 2007 are largely over. The Company anticipates productivity improvements in its HVAC filter manufacturing operations that will lead to a substantially lower cost structure, primarily in reduced labor and freight costs, as the year progresses. During the first quarter of 2008, the Company spent $4 million for new equipment and expects to purchase an additional $4 million to $5 million over the remainder of the year. Expenses related to the restructuring plan were insignificant during the first quarter of 2008. The Company has not changed its expectation to improve operating profit at its HVAC filter manufacturing operations by approximately $10 million in fiscal 2008 from 2007’s fiscal results. Further, it still expects to achieve a $14 million improvement in operating profit by the end of 2009 from the 2006 level and operating margins to reach an overall 10% for this operation.
The Packaging segment’s operating profit in the 2008 quarter was $1,111,000 compared to $430,000 in the first quarter of 2007. Operating margin of 6.0% was higher than the 2.6% margin reported for the first quarter of 2007 primarily due to higher sales volumes and productivity improvements during the quarter. The first quarter of 2007 sales volume was lower than an average first quarter for this segment and resulted in unused capacity during the 2007 quarter, which led to lower operating profit levels than usual. Although this segment’s first quarter is not necessarily indicative of performance in future quarters, the Company believes operating margins in the remaining quarters of 2008 will be higher than those reported in 2007. However, future economic conditions and a slowing U.S. economy could impact future results.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
OTHER INCOME/(EXPENSE)
Net other expense for the 2008 quarter of $3,509,000 compared to net other income of $261,000 for the same quarter of 2007. The most significant change from the 2007 quarter related to increased interest expense during the first three months of 2008 due to a $2.4 million interest charge related to an interest rate swap and interest on borrowings under the Company’s line of credit to fund the Peco acquisition and for stock repurchases. The $2.4 million interest charge will reverse over the next seven quarters and reduce interest expense over that period by the same amount.
PROVISION FOR INCOME TAXES
Earnings before income taxes and minority interests for the first quarter of 2008 totaled $24,230,000 compared to $23,842,000 in the comparable quarter last year. The provision for income taxes in 2008 was $7,941,000 compared to $7,418,000 in 2007. During the first quarter of 2008, the Company recorded a $440,000 tax benefit related to a refund it received from one of its overseas subsidiaries arising from changes in certain tax regulations. This caused the effective tax rate of 32.8% to be lower in first quarter 2008 than the Company expects its tax rate to be during the remainder of fiscal 2008. During the first quarter 2007, the Company recognized a cumulative tax benefit of $500,000 from the Research and Experimentation Tax Credit extension that Congress passed in December 2006. This lowered the effective rate for the quarter approximately two percentage points to 31.1% in 2007. Interest income from increased tax-exempt investments and faster profit growth in international operations with lower tax rates than in the U.S. also contributed to a lower tax rate in first quarter 2007. The Company expects that its overall effective tax rate for fiscal 2008 will be approximately 33.0% to 34.0% reflecting a benefit from expected further growth in lower tax localities and an increase in the benefit from the U.S. domestic manufacturing deduction.
NET EARNINGS AND EARNINGS PER SHARE
Net earnings in the first quarter of 2008 were $16,149,000, or $0.32 on a diluted basis, compared to the 2007 first quarter of $16,373,000, or $0.32 per share on a diluted basis. Diluted average shares outstanding were 51,211,190 at the end of the first quarter of 2008, a decrease of 1.4% from the average of 51,955,610 for the 2007 quarter. The decrease was due primarily to 1,000,000 shares repurchased during first quarter 2008 and 2,272,477 shares repurchased in the latter nine months of fiscal year 2007 under the Company’s share repurchase program partially offset by the issuance of 2,137,797 shares in the Peco acquisition.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
The Company’s financial position remains strong with adequate cash resources and sufficient borrowing capacity under its current line of credit. On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $250,000,000 under a selection of currencies and rate formulas. This credit agreement replaced a $165,000,000 credit agreement that would have expired in April 2008. The interest rate is based upon either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are payable as provided in the new credit agreement. In addition, the Company entered into a fixed rate interest swap agreement to manage its interest rate exposure on certain amounts outstanding under the $250,000,000 agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus the applicable margin on a notional amount of $100,000,000 and expires January 1, 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Cash and short-term investments at March 1, 2008 of $48,624,000 increased over $7 million from $40,943,000 at fiscal year-end 2007. The current ratio of 2.9 at first quarter-end 2008 decreased from 3.3 at year-end 2007. Long-term debt of $127,418,000 at March 1, 2008 included $110,000,000 borrowed during the first quarter of 2008 under the Company’s revolving credit agreement to fund a portion of the Peco acquisition and stock repurchases.
The borrowings under the line of credit facility will be due by the end of the five-year term although the Company expects to repay the outstanding amounts earlier than that. The credit facility also includes a $40 million letter of credit line subline, against which $8,491,000 had been issued at the end of the first quarter of 2008. The Company was in compliance with all covenants related to its debt agreements throughout the first quarter of 2008. The ratio of total debt to total capitalization, defined as long-term debt plus total shareholders’ equity, was 17.3% at the end of the 2008 first quarter compared to the year-end 2007 level of 3.0%. The Company had 50,491,430 shares of common stock outstanding as of March 1, 2008 compared to 49,218,822 shares outstanding at fiscal year-end 2007. The increase in shares outstanding was primarily due to the issuance of 2,137,797 shares as part of the Peco acquisition partially offset by repurchases of 1,000,000 shares during the first quarter of 2008.
Shareholders’ equity increased to $608,330,000 from $555,730,000 at year-end 2007 primarily as a result of net earnings, stock issuances related to the Peco acquisition and stock option activity offset by stock repurchases of $37,260,000 and dividend payments of $4,125,000.
Cash generated by operating activities increased to $26,202,000 for the three-month 2008 period compared to $23,953,000 for the same period in the prior year, mainly due to higher net earnings, stock-based compensation, depreciation and amortization compared to the year ago quarter. There were no significant changes in working capital. For the three-month period of 2008, cash flows for investing activities of $83,912,000 were higher than the 2007 amount of $14,488,000 for the same period primarily due to $75,073,000 of cash paid for business acquisitions and $8,137,000 spending on plant asset additions. During fiscal 2008, the Company expects to continue to invest more in assets than in the prior year due to its restructuring program in the Industrial/Environmental Filtration segment, expansion programs for new products and production lines and new warehouse and inventory management systems. Cash flows provided by financing activities in the three-month 2008 period were $64,648,000 compared to $504,000 for the same period in the prior year due to the $110,000,000 borrowed under the Company’s credit facility net of the $37,260,000 used to purchase the Company’s common stock. Dividend payments of $4,125,000 in first quarter 2008 increased nearly 11% from payments of $3,718,000 during the first quarter of 2007.
The Company believes that its current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, invest in development of new products and filter media, fund planned capital expenditures and expansion of current facilities, complete the HVAC filter manufacturing restructuring plans, provide for interest payments and required principal payments related to its debt agreements, repurchase Company stock and fund acquisitions.
As discussed in the 2007 Form 10-K, as a part of the HVAC restructuring strategy the Company plans to invest approximately $22 million, primarily in new facilities and state-of-the-art production equipment, and to spend approximately $4 million to restructure current facilities over three years. This is anticipated to result in an improvement in operating profit of $14 million annually by the end of three years. The goal is to have the Company’s HVAC operations become the “lowest delivered cost” and most productive HVAC filtration operation in the industry and for operating margins to reach 10%.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Capital expenditures in fiscal year 2008 are expected to be approximately $40 million to $50 million and will be used primarily for normal facility maintenance and improvements, expansion of manufacturing and technical facilities, new warehouse and inventory management systems, productivity improvements, the HVAC restructuring program, new products and filter media development. Capital spending in fiscal 2008 related to the restructuring program is anticipated to be approximately $9 million, including the $4 million spent in the first quarter of 2008. Future repurchases of Company stock under the remaining authorized amount of $187.2 million will depend on cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions and the market price of the Company’s common stock. The Company has no material long-term purchase commitments. The Company is committed to restructuring its HVAC operations as discussed in the previous paragraph. Although no significant long-term purchase commitments were entered into as of quarter-end, approximately $3 million of equipment related to the restructuring was on order. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.
The following table summarizes the Company’s fixed cash obligations as of March 1, 2008 for the fiscal years indicated:

	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-Term Debt (excluding line of credit)	$17,682	$264	$211	$1,387	$15,820
Interest Payable on Long-Term Debt (excluding line of credit)	9,600	700	1,400	1,300	6,200
Line of Credit	110,000	—	—	110,000	—
Interest Payable on Line of Credit	21,500	4,300	8,600	8,600	—
Unfunded Pension Plan	19,002	277	5,315	12,569	841
Operating Leases	39,669	9,143	14,737	7,518	8,271

Total	$217,453	$14,684	$30,263	$141,374	$31,132

Interest payments on the Company’s variable rate debt are determined based on current interest rates as of March 1, 2008. The $110 million borrowed during first quarter 2008 under the Company’s five-year revolving credit agreement will be due by the end of the five-year term. Annual interest payments related to the $110 million will be approximately $4.3 million for each of the next two years based on the swap agreement entered into after year-end. After that, interest will be paid at a variable rate based on the terms of the agreement. The amounts in the table above related to the line of credit assume a similar annual interest rate for the remaining term as that of the first two years.
The Company has a non-qualified pension plan covering certain employees in the Company’s management. The plan is discussed in detail in the Company’s 2007 Form 10-K. The expected payments to be made under this plan are shown in the table above and are not funded. Other expected payments under the Company’s qualified pension and other postretirement benefit plans are detailed in the Company’s 2007 Form 10-K and in Note 10 of this Form 10-Q.
As of March 1, 2008, the Company’s liability for uncertain income tax provisions reported in accordance with the Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was $1,650,000 including interest. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.
The Company’s strategy includes actively reviewing possible acquisitions. Any such acquisitions may affect operating cash flows and may require changes in the Company’s debt and capitalization.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to various operating leases. The Company had no significant variable interest entity or special purpose entity agreements during 2008 or 2007. On January 2, 2008, the Company entered into an interest rate agreement with a bank to manage its interest rate exposure on certain amounts outstanding under its $250 million revolving credit agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus applicable margins and receive a three-month LIBOR on a notional amount of $100 million and expires January 1, 2010. This will mitigate the Company’s interest rate risk until January 2010. The fair value of the interest rate agreement at March 1, 2008 was $2,453,000. This was recorded as part of other long-term liabilities.
OTHER MATTERS
Market Risk
The Company’s interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company’s 2007 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to the disclosure regarding market risk set forth in the 2007 Form 10-K.
Critical Accounting Policies
The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company’s 2007 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in the Company’s critical accounting policies set forth in the 2007 Form 10-K. These policies have been consistently applied in all material respects. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 13 to the Consolidated Condensed Financial Statements on page 16 of this Form 10-Q.
Outlook
Sales growth and margin improvement is expected for the Company overall for the remainder of 2008 with international sales growth expected to continue at a rate higher than the Company’s domestic growth rate continuing a trend of the last few years. The Company also expects its development of nanofiber technology will provide additional sales and cost reduction opportunities

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
for the Company’s filter product lines. The Company’s diversification into many different, though complementary, filtration lines has resulted in an operation with increasingly stable sales and profits. The Company is focused on the filtration aftermarket which provides a strong base of recurring revenues. The Company believes it will post record sales and profits for the 16th consecutive year in fiscal 2008 and anticipates diluted earnings per share for 2008 will be in the $1.85 to $2.05 range. This range includes approximately $0.01 to $0.02 accretion from the Peco acquisition.
For the remainder of the year, emphasis on cost reductions and price increases to customers within each business unit are expected to offset anticipated increased costs for energy and purchased materials, primarily metal and petroleum-based products, freight, energy and employee benefits for the Company’s employees. These costs for the Company may change significantly based on future changes in the U.S. and world economies. While the Company anticipates that sales and profits will improve as a result of sales initiatives and cost reductions, the Company has contingency plans to reduce discretionary spending if necessary.
Engine/Mobile Filtration segment operating profit margins over the remainder of fiscal 2008 are expected to be relatively consistent with that recorded in the first quarter 2008, as the Company expects that product demand overseas for aftermarket heavy-duty filtration products will remain solid. The slowdown in domestic freight transport and in the overall U.S. economy that was experienced in the first quarter may continue. However, since the Company focuses on after-market maintenance filter sales, it believes that it is in a better position to weather a slowing U.S. economy than some of its competitors.
Sales growth for the Industrial/Environmental Filtration segment is also expected primarily due to continued growth in sales of specialty process liquid filters and filtration systems, especially those used in the oil and gas industry, and as a result of the Peco acquisition. In addition to operating profit generated from sales growth, the Company expects profit improvement from its HVAC manufacturing operations during the remainder of fiscal 2008. The impact on this segment from a continuing slowing in the U.S. economy may be offset by the expected continued strong demand from the oil and gas industry for the Company’s filters and filtration systems.
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
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
This First Quarter 2008 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
•	statements and assumptions relating to future growth, earnings, earnings per share and other financial performance measures, as well as management’s short-term and long-term performance goals;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including acquisitions;

•	statements relating to the Company’s business and growth strategies; and

•	any other statements or assumptions that are not historical facts.
The Company believes that its expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from the Company’s expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. These and other uncertainties are discussed in the “Risk Factors” section of the Company’s 2007 Form 10-K. The future results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2008 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risks described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I — Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The information required hereunder is set forth on Page 24 of the Quarterly Report under the captions “Management’s Discussion and Analysis — Other Matters — Market Risk.”
Part I — Item 4. Controls and Procedures.
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 1, 2008. Based on their evaluation, such officers concluded that the Company’s disclosure controls and procedures pursuant to Rules 13a — 15(e) of the Exchange Act were effective as of March 1, 2008, in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended March 1, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1A. Risk Factors
Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 1, 2007.
We may not be able to successfully consolidate our operations with PECO.
On December 3, 2007, we acquired Perry Equipment Corporation (Peco), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. We may not be able to successfully consolidate our operations with Peco. Our ability to successfully consolidate our operations with Peco will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our and Peco’s operations without encountering difficulties, such as:
•	the loss of key employees and customers;

•	the focus of management’s attention on the assimilation of Peco and its employees and on the management of the combined Peco and Facet operations;

•	the incorporation of acquired products into our product line;

•	possible inconsistencies in standards, control procedures and policies;

•	the failure to realize expected synergies;

•	the possibility that we have acquired substantial undisclosed liabilities; and/or

•	problems from the assimilation of new operations, sites or personnel, which could divert resources from regular operations.
Further, we acquired Peco with the expectation that the acquisition would result in various benefits including, among other things, benefits relating to enhanced revenues, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether we integrate Peco in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

Part II — Other Information (Continued)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 25, 2007, the Company’s Board of Directors approved a three-year Stock Repurchase Program, pursuant to which the Company from time to time may purchase up to $250 million of shares of the Company’s Common Stock in the open market or through privately negotiated transactions. The Company has no obligation to repurchase stock under the program, and the timing, actual number and value of shares to be purchased depend on market conditions and the Company’s then-current liquidity needs. As set forth in the table below, the Company repurchased 1,000,000 shares during the fiscal quarter ended March 1, 2008 for $37,260,337, and shares in the amount of $187,210,241 remained available for purchase under such program at the end of the first quarter of 2008.

COMPANY PURCHASES OF EQUITY SECURITIES (1)
			(c)
			Total
			number of	(d)
			shares	Approximate
			purchased	dollar value of
			as part of	shares that may
	(a)	(b)	publicly	yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs

December 2, 2007 through December 31, 2007	—	$—	—	$224,470,578
January 1, 2008 through January 31, 2008	373,100	$36.46	373,100	$210,866,467
February 1, 2008 through March 1, 2008	626,900	$37.74	626,900	$187,210,241

Total	1,000,000		1,000,000

(1)	Stock Repurchase Program announced June 25, 2007, for aggregate purchases up to $250 million. Program expires June 25, 2010.
Item 6. Exhibits
a.	Exhibits:
31(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc. (Registrant)
March 25, 2008	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson
Chairman of the Board, President and Chief Executive Officer

March 25, 2008	By	/s/ Bruce A. Klein
(Date)		Bruce A. Klein
Vice President — Finance and Chief Financial Officer