Form 10-Q
period 2008-05-31
CLARCOR INC
filed 2008-06-20
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended May 31, 2008

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 31, 2008, 50,748,193 common shares with a par value of $1 per share were outstanding.

Part I — Item 1
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	May 31,	December 1,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,159	$36,059
Restricted cash	514	1,055
Short-term investments	13,864	4,884
Accounts receivable, less allowance for losses of $12,572 for 2008 and $11,143 for 2007	194,008	166,912
Inventories:
Raw materials	58,670	49,722
Work in process	32,655	18,973
Finished products	71,203	67,151

Total inventories	162,528	135,846

Prepaid expenses and other current assets	10,352	6,968
Deferred income taxes	20,294	20,196

Total current assets	448,719	371,920

Plant assets at cost,	435,377	398,350
less accumulated depreciation	(240,869)	(229,138)

	194,508	169,212

Goodwill	223,380	124,718
Acquired intangibles, less accumulated amortization	97,554	53,209
Pension assets	8,799	8,341
Deferred income taxes	294	294
Other noncurrent assets	15,762	11,441

Total assets	$989,016	$739,135

LIABILITIES
Current liabilities:
Current portion of long-term debt	$131	$94
Accounts payable	76,613	53,523
Accrued salaries, wages and commissions	10,459	11,945
Compensated absences	7,510	7,484
Accrued insurance liabilities	13,747	11,412
Other accrued liabilities	33,937	25,255
Income taxes	4,963	4,458

Total current liabilities	147,360	114,171

Long-term debt, less current portion	117,474	17,329
Postretirement health care benefits	826	947
Long-term pension liabilities	16,369	15,104
Deferred income taxes	40,570	25,485
Customer deposits	14,110	—
Other long-term liabilities	8,518	5,792
Minority interests	3,824	4,577

Total liabilities	349,051	183,405

Contingencies
SHAREHOLDERS’ EQUITY
Capital stock	50,748	49,219
Capital in excess of par value	46,160	—
Accumulated other comprehensive earnings	9,764	5,912
Retained earnings	533,293	500,599

Total shareholders’ equity	639,965	555,730

Total liabilities and shareholders’ equity	$989,016	$739,135

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter ended		Six Months Ended
	May 31,	June 2,	May 31,	June 2,
	2008	2007	2008	2007
Net sales	$267,137	$235,125	$517,318	$444,655
Cost of sales	181,526	164,356	355,152	312,906

Gross profit	85,611	70,769	162,166	131,749

Selling and administrative expenses	48,153	39,269	96,969	76,668

Operating profit	37,458	31,500	65,197	55,081

Other income (expense):
Interest expense	(72)	(259)	(3,638)	(495)
Interest income	432	295	701	969
Other, net	(177)	(69)	(389)	(246)

	183	(33)	(3,326)	228

Earnings before income taxes and minority interests	37,641	31,467	61,871	55,309

Provision for income taxes	12,903	10,461	20,844	17,879

Earnings before minority interests	24,738	21,006	41,027	37,430

Minority interests in earnings of subsidiaries	(104)	(77)	(244)	(128)

Net earnings	$24,634	$20,929	$40,783	$37,302

Net earnings per common share:
Basic	$0.49	$0.41	$0.80	$0.73

Diluted	$0.48	$0.41	$0.80	$0.73

Average number of common shares outstanding:
Basic	50,752,765	50,459,481	50,682,871	50,801,230

Diluted	51,272,388	50,950,931	51,125,712	51,355,724

Dividends paid per share	$0.0800	$0.0725	$0.1600	$0.1450

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	May 31,	June 2,
	2008	2007
Cash flows from operating activities:
Net earnings	$40,783	$37,302
Depreciation	13,259	10,965
Amortization	2,779	1,380
Loss on interest rate agreement	1,337	—
Stock-based compensation expense	3,713	2,053
Excess tax benefit from stock-based compensation	(2,289)	(2,047)
Changes in short-term investments	(8,980)	32,195
Changes in assets and liabilities, excluding short-term investments	(3,776)	(1,215)
Other, net	297	743

Net cash provided by operating activities	47,123	81,376

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(75,073)	(12,254)
Additions to plant assets	(17,412)	(18,557)
Investment in affiliate	(2,000)	—
Other, net	56	163

Net cash used in investing activities	(94,429)	(30,648)

Cash flows from financing activities:
Net proceeds under line of credit	100,000	—
Payment of long-term debt	(7,327)	(4,779)
Sale of capital stock under stock option and employee purchase plans	7,825	3,282
Purchase of treasury stock	(37,260)	(49,334)
Excess tax benefits from stock-based compensation	2,289	2,047
Cash dividends paid	(8,183)	(7,389)

Net cash provided by / (used in) financing activities	57,344	(56,173)

Net effect of exchange rate changes on cash	1,062	470

Net change in cash and cash equivalents	11,100	(4,975)

Cash and cash equivalents, beginning of period	36,059	29,051

Cash and cash equivalents, end of period	$47,159	$24,076

Cash paid during the period for:
Interest	$1,642	$383

Income taxes	$17,821	$15,716

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1. CONSOLIDATED FINANCIAL STATEMENTS
The consolidated condensed balance sheet as of May 31, 2008, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended May 31, 2008, and June 2, 2007, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007 (2007 Form 10-K). The December 1, 2007 consolidated balance sheet data was derived from the Company’s year-end audited financial statements as presented in the 2007 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the period ended May 31, 2008, are not necessarily indicative of the operating results for the full year.
2. BUSINESS ACQUISITIONS
Effective May 1, 2008, the Company acquired a 30% preferred equity share in BioProcess Technologies, Inc. (BPT), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for approximately $4,000; $2,000 in cash with the remaining $2,000 to be paid by December 31, 2009. Under the terms of the agreement with BPT, the Company will have the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPT’s operating income. The investment is being accounted for under the equity method.
On December 3, 2007, the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the growing oil and natural gas industries. Its results are included as part of the Company’s Industrial/Environmental Filtration segment since the date of acquisition. The purchase price was approximately $146,216 excluding cash acquired and including acquisition costs. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $71,954 and paid the remaining purchase price with cash on hand and approximately $80,000 of cash borrowed under the Company’s revolving credit agreement.
A preliminary allocation of the initial purchase price for the acquisition has been made to major categories of assets and liabilities based on available information and is currently subject to change. The $97,890 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles will be amortized over a straight-line basis according to their useful lives. The estimated amounts recognized and their respective lives are shown in the following table.

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

The Company expects to finalize the purchase price allocation during fiscal 2008. The allocation will be completed when the Company finishes its appraisal of the assets acquired (which includes completing an assessment of the liabilities assumed) and finalizes the estimates associated with deferred taxes and other costs related to the acquisition. The actual allocation of the final purchase price and the resulting effect on income from operations will likely differ from the unaudited pro forma amounts included herein.
Following is a condensed balance sheet based on the current assessment of fair values of the assets acquired and liabilities assumed.

Cash	$ 11,448
Accounts receivable, less allowance for losses	18,556
Inventory, net	15,220
Prepaid expenses and current assets	2,949
Current deferred tax assets	875
Plant assets	20,011
Goodwill	97,890
Trademarks and trade names	11,800
Other acquired intangibles	35,300
Other noncurrent assets	1,013

Total assets acquired	215,062
Current notes payable	(7,411)
Accounts payable and accrued liabilities	(31,476)
Long-term deferred tax liabilities	(17,031)
Long-term liabilities	(1,480)

Net assets acquired	157,664
Less cash acquired	(11,448)

Assets acquired, net of cash	$146,216

For its fiscal year ended May 31, 2007, Peco had sales of approximately $102,000 and operating profit of approximately $12,500.
The following unaudited pro forma information summarizes the results of operations and the condensed consolidated balance sheet for the period indicated as if the Peco acquisition had been completed as of the beginning of fiscal 2007. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted to include the estimated pro forma effect of interest expense, depreciation, amortization of intangibles, income taxes and the additional Company shares issued. These pro forma amounts are based on a preliminary

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2. BUSINESS ACQUISITIONS (Continued)
allocation of the purchase price to estimates of the fair values of the assets acquired and liabilities assumed. The pro forma amounts include the Company’s preliminary determination of purchase accounting adjustments based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma results do not include the impact of any revenues, costs or other operating synergies and non-recurring charges expected to result from the acquisition. In addition, management has performed an initial review of the respective accounting policies and has determined that conforming Peco’s policies to the Company’s policies, where applicable, creates no significant differences that impact the unaudited pro forma amounts shown below. The pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future.

	Quarter Ended	Six Months Ended
	June 2, 2007	June 2, 2007

Net sales	$267,565	$577,263
Operating profit	36,649	72,155
Net earnings	24,116	44,606
Diluted earnings per share	$0.45	$0.84

As of November 30, 2007
Current assets	$413,704
Plant assets	189,813
Goodwill	222,608
Other acquired intangibles	100,309
Other noncurrent assets	21,533

Total assets	$947,967

Current liabilities	$146,089
Long-term debt	97,373
Other long-term liabilities	70,335
Shareholders’ equity	634,170

Total liabilities and shareholders’ equity	$947,967

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

2. BUSINESS ACQUISITIONS (Continued)
As part of the purchase agreement, the Company and the minority owners each have an option to require the purchase of the remaining 20% ownership share by the Company after December 31, 2012. As of May 31, 2008, the purchase price for such 20% ownership share is estimated to be $1 million based on the formula in the purchase agreement. Any change in the estimated purchase price for the remaining ownership share will be recorded through net earnings.
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
3. STOCK-BASED COMPENSATION
The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which establishes the accounting for stock-based awards. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the date of adoption. The Company issues stock option awards and restricted share unit awards to employees and issues stock option awards and restricted stock to non-employee directors under its stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted share units is recorded based on the market price of the Company’s common stock on the grant date. The key provisions of the Company’s stock-based incentive plans are described in Note O of the Company’s consolidated financial statements included in the 2007 Form 10-K.
The Company recorded pretax compensation expense related to stock options of $1,293 and $2,775 and related tax benefits of $445 and $955 for the quarter and six months ended May 31, 2008, respectively. For the quarter and six months ended June 2, 2007, the Company recorded pretax compensation expense related to stock options of $872 and $1,510 and related tax benefits of $290 and $502, respectively. The Company also recorded $412 and $938 in pretax compensation expense related to its restricted share units for the quarter and six months ended May 31, 2008, respectively, and $271 and $543 for the quarter and six months ended June 2, 2007, respectively. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock-based compensation were $1,323 and $2,289 for the quarter and six months ended May 31, 2008, respectively, and $224 and $2,047 for the quarter and six months ended June 2, 2007, respectively.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

3. STOCK-BASED COMPENSATION (Continued)
     Stock Options
The following table summarizes the activity for the six months ended May 31, 2008, with respect to non-qualified stock options granted under the Company’s incentive plans.

	Shares Granted	Weighted
	under Incentive	Average
	Plans	Exercise Price

Outstanding at beginning of year	3,191,598	$23.79
Granted	477,900	36.38
Exercised	(431,325)	21.72
Surrendered	(16,224)	33.65

Outstanding at May 31, 2008	3,221,949	$25.88

Options exercisable at May 31, 2008	2,513,683	$23.21

The total intrinsic value of options exercised during the six months ended May 31, 2008, and June 2, 2007, was $7,001 and $5,880, respectively. The weighted average fair value per option at the date of grant for options granted during the six months ended May 31, 2008 and June 2, 2007, was $9.37 and $9.32, respectively.
The following table summarizes information about the Company’s outstanding and exercisable options at May 31, 2008.

		Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of Exercise		Exercise	Life in		Exercise	Life in
Prices	Number	Price	Years	Number	Price	Years
$8.97 — $9.75	204,874	$9.14	1.68	204,874	$9.14	1.68
$11.50 — $13.75	171,800	13.16	3.34	171,800	13.16	3.34
$16.01 — $22.80	917,898	20.53	4.37	917,898	20.53	4.37
$25.89 — $38.23	1,927,377	31.34	7.34	1,219,111	29.01	6.33

	3,221,949	$25.88	5.92	2,513,683	$23.21	5.03

At May 31, 2008, the aggregate intrinsic value of options outstanding and exercisable was $56,510 and $50,799, respectively.
     Restricted Share Unit Awards
During the six months ended May 31, 2008 and June 2, 2007, the Company granted 25,989 and 26,200 restricted units of Company common stock with a fair value of $36.48 and $33.75, respectively, per unit. Compensation expense related to restricted stock unit awards totaled $412 and $938 for the quarter and six months ended May 31, 2008, respectively, and $271 and $543 for the quarter and six months ended June 2, 2007, respectively.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

4. EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS
Diluted earnings per share reflect the impact of outstanding stock options and restricted share units as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

	Quarter Ended		Six Months Ended
	May 31,	June 2,	May 31,	June 2,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	50,752,765	50,459,481	50,682,871	50,801,230
Dilutive effect of stock-based arrangements	519,623	491,450	442,841	554,494

Weighted average number of diluted common shares outstanding	51,272,388	50,950,931	51,125,712	51,355,724

Net earnings	$24,634	$20,929	$40,783	$37,302

Basic earnings per share amount	$0.49	$0.41	$0.80	$0.73

Diluted earnings per share amount	$0.48	$0.41	$0.80	$0.73
Options with exercise prices greater than the average market price of the common shares during the respective quarter and six-month periods were not included in the computation of diluted earnings per share. No options were excluded for the quarter ended May 31, 2008. For the six months ended May 31, 2008, 5,325 options with a weighted average exercise price of $38.23 were excluded from the computation. For the quarter and six months ended June 2, 2007, 451,700 options with a weighted average exercise price of $33.98 were excluded from the computation.
For the six months ended May 31, 2008, exercises of stock options added $8,911 to capital in excess of par value.
During the quarter ended May 31, 2008, the Company did not repurchase any shares of its common stock under its $250 million stock repurchase program. For the six months ended May 31, 2008, the Company repurchased and retired 1,000,000 shares of common stock for $37,260. As of May 31, 2008, $187,210 remains available for purchase under this program. During the quarter and six months ended June 2, 2007, the Company repurchased and retired 1,550,000 shares of common stock for $49,334.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

5. COMPREHENSIVE EARNINGS
     The Company’s total comprehensive earnings and its components are as follows:

	Quarter Ended		Six Months Ended
	May 31,	June 2,	May 31,	June 2,
	2008	2007	2008	2007
Net earnings	$24,634	$20,929	$40,783	$37,302
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	2,412	557	3,852	832

Total comprehensive earnings	$27,046	$21,486	$44,635	$38,134

     The components of the ending balances of accumulated other comprehensive earnings are as follows:

	May 31, 2008	December 1, 2007
Pension liability, net of $3,656 tax	$(6,994)	$(6,994)
Translation adjustments, net of $155 tax	16,758	12,906

Accumulated other comprehensive loss	$9,764	$5,912

6. FAIR VALUE MEASURMENT
Effective, December 2, 2007, the Company adopted the required provisions of SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. These provisions relate to the Company’s financial assets and liabilities.
On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, which deferred the effective date for certain portions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. That provision of SFAS No. 157 will be effective for the Company’s fiscal year 2009.
The Company measures certain assets and liabilities at fair value as discussed throughout the footnotes to its quarterly and annual financial statements. Assets or liabilities that have recurring measurements are shown below:

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

6. FAIR VALUE MEASUREMENT (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	May 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$13,864	$13,864	$—	$—
Restricted trust (part of noncurrent assets)	1,883	1,883	—	—
Interest rate agreement (part of long-term liabilities)	(1,337)	—	(1,337)	—

Net	$14,410	$15,747	$(1,337)	$—

The Company’s short-term investments consist of money market funds which are actively traded. The restricted trust, which is used to fund certain payments under its non-qualified U.S. pension plan, consists of actively traded equity and bond funds. The interest rate agreement’s fair value was determined based on the present value of expected future cash flows using discount rates appropriate with the risks involved.
7. LONG-TERM DEBT AND INTEREST RATE AGREEMENT
On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas. The interest rate is based upon either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are payable as provided in the credit agreement. At May 31, 2008, long-term debt included $100,000 outstanding on the line of credit.
On January 2, 2008, the Company entered into a fixed rate interest swap agreement to manage its interest rate exposure on certain amounts outstanding under the $250,000 revolving credit agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus applicable margin on a notional amount of $100,000 and expires January 1, 2010. Under the agreement the Company will receive interest at floating rates based on LIBOR. Unrealized gains and losses and periodic settlement payments are recorded in interest expense in the statement of earnings and as a component of cash flows from operations in the statement of cash flows. For the quarter and six months ended May 31, 2008, a $1,116 gain and $1,337 loss were recorded, respectively, related to the interest rate agreement.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

8. ACQUIRED INTANGIBLES
     The following table reconciles the activity for goodwill by reporting unit for the six months ended May 31, 2008.

	Engine/	Industrial/
	Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at December 1, 2007	$24,185	$100,533	$—	$124,718
Acquisitions	14	98,588	—	98,602
Currency translation adjustments	(2)	62	—	60

Balance at May 31, 2008	$24,197	$199,183	$—	$223,380

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

	Engine/	Industrial/
	Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at May 31, 2008:
Trademarks, gross	$954	$40,957	$—	$41,911
Less accumulated amortization	21	255	—	276

Trademarks, net	$933	$40,702	$—	$41,635

Customer relationships, gross	$2,175	$32,977	$—	$35,152
Less accumulated amortization	1,027	4,738	—	5,765

Customer relationships, net	$1,148	$28,239	$—	$29,387

Other acquired intangibles, gross	$243	$33,883	$—	$34,126
Less accumulated amortization	233	7,361	—	7,594

Other acquired intangibles, net	$10	$26,522	$—	$26,532

Amortization expense is estimated to be $4,874 in 2008, $4,892 in 2009, $4,347 in 2010, $4,182 in 2011 and $4,166 in 2012.
9. GUARANTEES AND WARRANTIES
The Company has provided letters of credit totaling approximately $24,462 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

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
Changes in the Company’s warranty accrual during the six months ended May 31, 2008, are as follows:

Balance at December 1, 2007	$1,485
Business acquisitions	1,617
Accruals for warranties issued during the period	379
Accruals related to pre-existing warranties	84
Settlements made during the period	(602)
Other adjustments, including currency translation	40

Balance at May 31, 2008, included in other accrued liabilities	$3,003

10. RETIREMENT BENEFITS
The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Quarter Ended		Six Months Ended
	May 31,	June 2,	May 31,	June 2,
	2008	2007	2008	2007
Pension Benefits:
Components of net periodic benefit cost:
Service cost	$650	$725	$1,300	$1,449
Interest cost	2,129	1,794	4,258	3,586
Expected return on plan assets	(2,604)	(2,145)	(5,207)	(4,288)
Amortization of unrecognized:
Prior service cost	41	44	82	88
Net actuarial loss	42	301	84	603

Net periodic benefit cost	$258	$719	$517	$1,438

Cash contributions	$319	$120	$645	$228

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

10.	RETIREMENT BENEFITS (Continued)

	Quarter Ended		Six Months Ended
	May 31,	June 2,	May 31,	June 2,
	2008	2007	2008	2007
Postretirement Healthcare Benefits:

Components of net periodic benefit cost:
Service cost	$—	$—	$—	$—
Interest cost	15	18	30	36
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial gain	(33)	(32)	(66)	(64)

Net periodic benefit income	$(49)	$(45)	$(98)	$(90)

Cash contributions	$53	$70	$106	$140

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to its non-qualified plan when required for benefit payments and to contribute to its postretirement benefit plan an amount equal to the benefit payments. The minimum required contribution to one of the Company’s qualified U.S. pension plans for fiscal 2008 is expected to be approximately $1 million. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. The Company has not determined whether it will make any voluntary contributions to its U.S. qualified plans in 2008; however, it does expect to fund $277 to the U.S. non-qualified plan, $769 to the non-U.S. plan and $213 for the postretirement benefit plan to pay benefits during 2008.

In addition to the plan assets related to its qualified plans, the Company has funded approximately $1,883 and $1,044 at May 31, 2008 and November 30, 2007, respectively, in a restricted trust for its non-qualified plan. This trust is included in other noncurrent assets in the Consolidated Balance Sheets. The Company contributed $1,000 to this trust in the second quarter of 2008.

11.	INCOME TAXES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,“ (FIN 48) at the beginning of fiscal 2008. As a result, the Company recognized a $67 increase in the net liability for unrecognized tax benefits, which was recorded as a decrease to retained earnings.

The liability for the gross unrecognized tax benefits was $1,932 at May 31, 2008 and $1,650 at December 2, 2007 after the adjustment to the beginning balance of retained earnings upon adoption of FIN 48. The net increase in the liability since the date of adoption resulted primarily from changes in unrecognized tax benefits related to tax positions that arose during the first six months of 2008.

At May 31, 2008, the amount of unrecognized tax benefit that would impact the effective tax rate if recognized, was $1,488. The Company recognizes interest and penalties related to

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

11.	INCOME TAXES (Continued)

unrecognized tax benefits in income tax expense. As of May 31, 2008, the Company had $413 accrued for the payment of interest and penalties. The Company expects its tax reserve to decrease by approximately $700 over the next twelve months due to statute expirations and settlements with taxing authorities.

The Company is regularly audited by federal, state and foreign tax authorities. The IRS has completed its audits of the Company’s U.S. income tax returns through fiscal 2005. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to fiscal 2002.

12.	CONTINGENCIES

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

13.	RESTRUCTURING CHARGES

The Company began a restructuring program focused on the heating, ventilating and air conditioning (HVAC) filter manufacturing operations within its Industrial/Environmental Filtration segment in July 2006. As an ongoing part of this program, the Company discontinued production at an HVAC filter manufacturing plant in Davenport, Iowa during the second quarter 2008. The Company accrued $145 for restructuring charges. Employee termination costs were $73 which has largely been paid. Minimal additional charges related to contract termination costs and facilities consolidation costs will be recognized when the Company exits a lease related to that facility.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

14.	INSURANCE CLAIMS

During the second quarter of 2008, four of the Company’s facilities in three states were damaged in weather-related incidents resulting in $750 of expense recorded in cost of sales. The Engine/Mobile Filtration segment incurred $250 of cost. The other $500 is part of the Industrial/Environmental Filtration segment. At this time, the Company has not determined the extent of loss of property, inventory or business interruption. However, the Company believes any losses exceeding the amount of the deductibles will be covered by insurance.

15.	SEGMENT DATA

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the quarter and six months ended May 31, 2008, and June 2, 2007, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

	Quarter Ended		Six Months Ended
	May 31,	June 2,	May 31,	June 2,
	2008	2007	2008	2007
Net sales:
Engine/Mobile Filtration	$108,658	$108,504	$213,767	$205,200
Industrial/Environmental Filtration	139,326	106,185	265,748	202,424
Packaging	19,153	20,436	37,803	37,031

	$267,137	$235,125	$517,318	$444,655

Operating profit:
Engine/Mobile Filtration	$24,450	$24,445	$46,792	$44,722
Industrial/Environmental Filtration	11,444	5,498	15,729	8,372
Packaging	1,564	1,557	2,676	1,987

	37,458	31,500	65,197	55,081
Other income (expense)	183	(33)	(3,326)	228

Earnings before income taxes and minority earnings	$37,641	$31,467	$61,871	$55,309

Identifiable assets:
Engine/Mobile Filtration			$260,133	$265,367
Industrial/Environmental Filtration			640,490	395,403
Packaging			42,138	44,269
Corporate			46,255	22,035

			$989,016	$727,074

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 will affect the Company’s derivatives presentation in its consolidated financial statements in fiscal year 2009.

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
EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in Thousands)
	Second Quarter Ended			Six Months Ended
	May 31,	June 2,	%	May 31,	June 2,	%
	2008	2007	Change	2008	2007	Change
Net Sales	$267,137	$235,125	13.6%	$517,318	$444,655	16.3%
Operating Profit	37,458	31,500	18.9%	65,197	55,081	18.4%
Operating Margin	14.0%	13.4%	0.6 pts.	12.6%	12.4%	0.2 pts.
Other Income/(Expense)	183	(33)	654.5%	(3,326)	228	1558.8%
Provision for Income Taxes	12,903	10,461	23.3%	20,844	17,879	16.6%
Net Earnings	24,634	20,929	17.7%	40,783	37,302	9.3%
Diluted Earnings per Share	$0.48	$0.41	17.1%	$0.80	$0.73	9.6%
The Company reported record sales, operating profit, net earnings and diluted earnings per share for the second quarter of 2008. Sales of $267,137,000 for the second quarter of 2008 were 13.6% higher than $235,125,000 reported for second quarter 2007. Operating profit of $37,458,000 grew 18.9% from second quarter 2007 while operating margins improved from 13.4% to 14.0%. Net earnings of $24,634,000 and diluted earnings per share of $0.48 were 17.7% and 17.1% higher, respectively, from the comparable 2007 quarter. Increasing commodity prices, particularly for energy related products and certain metals, affected the Company’s domestic sales growth and manufacturing costs during the quarter. However, the year-over-year improvement reflected strong demand for systems and filter cartridges for natural gas exploration and transmission, aviation fuel and defense sectors, sand control filters used in off-shore oil drilling and specialty industrial filtration products. Fluctuations in foreign currencies increased dollar-denominated sales and profits in the 2008 quarter by approximately $6 million and $1 million, respectively, compared to increases of approximately $4 million and $500,000 for the 2007 second quarter.
At the beginning of fiscal year 2008, the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. The Peco acquisition added approximately $29.8 million of sales and $4 million of operating profit in 2008’s second quarter. For the six months ended May 31, 2008, Peco contributed approximately $56.4 million of sales and $4.2 million of operating profit.
Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the growing oil and natural gas industry. Its results are included as part of the Company’s Industrial/Environmental Filtration segment since the date of its acquisition. The purchase price was approximately $157,664,000 including acquisition costs and $11,448,000 of cash acquired. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $71,954,000 and paid the remaining purchase price with cash on hand and approximately $80,000,000 of cash borrowed under the Company’s revolving credit agreement. The transaction, including the impact of purchase accounting adjustments, is expected to be accretive to the Company’s fiscal 2008 earnings.
Effective May 1, 2008, the Company acquired a 30% preferred equity share in BioProcess Technologies, Inc. (BPT), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for approximately $4 million, payable $2 million in cash with the remaining $2 million to be paid by December 31, 2009. Under the terms of the agreement with BPT, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPT’s operating income. The investment is being accounted for under the equity method. The Company’s share of BPT’s earnings since the acquisition date was immaterial.
For the 2008 six-month period, the Company reported sales of $517,318,000, an increase of 16.3% from sales of $444,655,000 in 2007. Operating profit increased 18.4% to $65,197,000 from $55,081,000 in the 2007 period with margins improving slightly to 12.6% from 12.4%. Net earnings and diluted earnings per share increased 9.3% and 9.6%, respectively. Fluctuations in foreign currencies increased sales and profits in the 2008 six-month period by approximately $11 million and $1.6 million, respectively. For the 2007 six-month period, fluctuations in foreign currencies increased sales and profits by approximately $5.8 million and $620,000, respectively.
RESULTS OF OPERATIONS
SALES
The Engine/Mobile Filtration segment’s 2008 second quarter sales of $108,658,000 were relatively unchanged from $108,504,000 in the 2007 comparable quarter. Heavy-duty aftermarket engine filter sales were affected by a continued decline in domestic over-the-road truck mileage. International growth, particularly in Australia, China, Mexico, South Africa and Morocco, offset a decrease in heavy-duty filter sales in the United States. Sales of filters for railroad locomotive applications in 2008 were unchanged from the second quarter in 2007 and are expected to be relatively unchanged from prior year levels for the remainder of the 2008 fiscal year. The Segment has implemented price increases for its products in response to rising raw material costs, particularly with respect to steel, filtration media, and oil-based raw materials, and energy costs and continues to evaluate further price increases as costs continue to rise. Approximately $2 million of

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
the sales increase was due to the weakening of the U.S. dollar during the current quarter compared to the year ago quarter.
For the six-month period, Engine/Mobile Filtration segment sales of $213,767,000 grew 4.2% from 2007 six-month sales of $205,200,000. A slower second quarter 2008, mostly due to a softening in hauled truck tonnage in North America, partially offset a stronger first quarter of 2008. Further softening of the U.S. economy, however, may impact the remainder of fiscal 2008. Fluctuations in foreign currencies contributed approximately $4 million to sales for this segment in the first half of 2008 compared to the first half of 2007.
The Company’s Industrial/Environmental Filtration segment recorded a 31.2% increase in sales to $139,326,000 for the 2008 second quarter from $106,185,000 for the 2007 second quarter. This included $29.8 million of sales during the 2008 second quarter from the Peco acquisition. There were significant differences across product end-markets. Sales to industrial filter end markets grew by over 80% while sales to environmental end markets declined by 6% in the 2008 second quarter compared to the second quarter of 2007. Sales of filters used for heating, ventilating and air conditioning (HVAC) decreased 8% in the second quarter of 2008 compared to the second quarter of 2007. Filter sales for oil exploration and off-shore oil and gas drilling and sales of filters for aerospace and specialty metal applications increased by 25%. Second quarter 2008 sales at Peco grew by over 13% compared to first quarter sales and the run rate for sales in the second quarter was nearly $120 million annually. The Company expects that increased oil and natural gas exploration and drilling will continue to drive the demand for Peco’s products, as well as other filter products used in these industries. Sales growth was also strong for aviation fuel and waste water filter applications which grew by 10% in the 2008 second quarter compared to the second quarter of 2007. Dust collector systems and replacement cartridges grew by 7% during this year’s second quarter compared to 2007. The weakening of the U.S. dollar during the current quarter compared to 2007 contributed approximately $4 million to sales for the second quarter of 2008. The weakening of the U.S. dollar during the 2007 second quarter compared to that of the 2006 second quarter contributed approximately $2.4 million to sales.
Lower HVAC filter sales were due in part to a continued softening in industrial, commercial and residential applications driven by economic weakness in certain housing and manufacturing sectors, particularly in automotive and lower-tier automotive parts manufacturing. The Company expects HVAC filter sales for fiscal year 2008 to be down from 2007, although it does expect an improvement in operating margins as its HVAC restructuring program continues and better HVAC sales in the second half of 2008.
For the 2008 six-month period, the Industrial/Environmental Filtration segment sales of $265,748,000 were 31.3% higher than $202,424,000 of sales in the first half of 2007. The 2008 six-month sales figure included approximately $56.4 million of sales due to the Peco acquisition. Foreign currency translation contributed approximately $7 million to the six-month 2008 sales figures for this segment when compared to the first half of 2007. Based on current order demand and the sales backlog, the Company expects continued strong demand for process liquid filters, filters and filtration systems used in natural gas exploration and transmission, filters used by resin and fiber manufacturers, systems and filter cartridges for the aviation fuel and defense sectors, sand control filters used in off-shore oil and gas drilling and environmental filtration equipment.
The Packaging segment second quarter 2008 sales declined 6.3% to $19,153,000 compared to $20,436,000 in the second quarter of 2007. Six-month sales for 2008 were 2.1% higher at $37,803,000 compared to $37,031,000 for the 2007 comparable period. Sales were impacted in

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
2008 by slower growth in the segment’s customers’ sales of their products, particularly in the confectionary and tobacco markets where customers experienced a slower sales buildup in their new product introductions than they had expected, resulting in reduced shipments to these customers. Based on current sales orders, however, the Company expects to see stronger growth in the second half of this fiscal year with stronger operating margins. The Company expects fiscal 2008 sales, operating profit and operating margins for the Packaging segment to exceed last year’s results.
OPERATING PROFIT
Operating profit for the second quarter of 2008 was $37,458,000 compared to $31,500,000 in 2007, an 18.9% increase. Operating margin improved to 14.0% for the second quarter of 2008 compared to 13.4% for the 2007 comparable quarter. The Peco acquisition contributed approximately $4 million to operating profit for the second quarter. In addition, higher operating profit resulted primarily from higher sales volume, cost reduction initiatives which helped offset material cost increases and product mix. The Company recorded a charge of $750,000 in cost of sales during the second quarter of 2008 related to two tornados and one hail storm that damaged four of the Company’s facilities located in three states. At this time, the Company has not determined the extent of loss of property, inventory or business interruption. However, the Company believes any losses exceeding the $750,000 amount will be covered by insurance. Several days of sales were lost in both the Engine/Mobile and Industrial/Environmental Filtration segments in the second quarter of 2008; however, the Company expects to recover all of the delayed shipments in the third quarter of 2008.
The Engine/Mobile Filtration segment’s operating profit of $24,450,000 in the second quarter of 2008 was essentially unchanged from the second quarter of 2007’s profit of $24,445,000. Operating profit was impacted by a $250,000 insurance deductible recorded in the second quarter of 2008 due to a weather-related incident. The segment’s operating margin of 22.5% was unchanged from the second quarter of 2007. The Company expects operating margins for this segment to remain relatively consistent with the current quarter’s level over the next two quarters.
On a year-to-date basis, Engine/Mobile Filtration segment’s operating profit increased 4.6% to $46,792,000 from $44,722,000 in 2007. Higher international sales with relatively lower margins in the first half of 2008 contributed to the relatively flat year-to-date operating margin of 21.9% compared to that of 2007’s first half. The weakening of the U.S. dollar compared to the prior year period contributed approximately $1 million to operating profit for the six months ended May 31, 2008. Foreign currency translation did not have a material impact on this segment’s operating profit for the six months ended June 2, 2007.
The Industrial/Environmental Filtration segment reported operating profit of $11,444,000 in the second quarter of 2008 compared to $5,498,000 in the second quarter of 2007 and included approximately $4 million of operating profit related to the Peco acquisition. Overall, margins improved to 8.2% from 3.4% in the first quarter of 2008 and from 5.2% in the 2007 second quarter driven by the same product markets where sales growth was strongest.
Peco operating margins were strong in the quarter and, excluding purchase accounting adjustments, were higher than in the same period in 2007. As expected, the Peco acquisition contributed more to operating profit in the second quarter of 2008 than to the first quarter of 2008

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
due to transition costs and the impact of purchase accounting adjustments during the first quarter of 2008. One of the purchase accounting fair value adjustments that affected the first quarter of 2008 related to manufacturing profit in inventory at the acquisition date. This lowered operating profit by approximately $1.5 million in the first quarter of 2008 but is not expected to affect future quarters. The Company expects Peco’s operating profit for the remaining quarters of fiscal 2008 to remain solid and that Peco’s sales and operating profit, excluding purchase accounting adjustments, for fiscal 2008 will exceed what it had achieved as a private company in its last fiscal year prior to acquisition. For its fiscal year ended May 2007, Peco reported sales of $102 million and operating profit of $12 million.
The Peco acquisition integration is progressing well. Demand for its products is very strong and coming from customers in both the United States and overseas, particularly in Asia, due to the continuing strength in the oil and gas market. The Company intends to expand Peco’s aftermarket cartridge sales, which typically have higher margins than sales of vessels to original equipment manufacturers. The Company anticipates that the technical and distribution synergies from combining Peco’s operations with the Company’s will be significant. For example, the Company is developing enhanced versions of certain Peco products using the Company’s nanofiber technology. The Company is also working to utilize Peco’s proprietary filter media to produce a new line of heavy-duty engine fuel filters for the Engine/Mobile Filtration segment. This is expected to generate both additional sales and operating profit for the Company.
The HVAC restructuring program is showing steady progress. Production efficiencies improved and operating costs declined from March through May 2008. Although the HVAC filter manufacturing facilities recorded an operating loss for the second quarter of 2008, the loss was progressively smaller during the quarter. The Company expects the HVAC filter manufacturing facilities to report an operating profit for the rest of 2008 with each successive quarter improving both sequentially and compared to the same quarter in 2007. Most of the delays in new equipment installations at the manufacturing plants have been eliminated. The Company expects to continue to receive additional manufacturing equipment for the rest of this year and throughout 2009. The 2008 quarter included a $145,000 charge associated with the closing of an HVAC filter manufacturing plant in Davenport, Iowa. The majority of this expense related to employee termination and was paid during the quarter. The Company began production late in the second quarter of 2007 at an HVAC manufacturing plant in Pittston, Pennsylvania to serve its customers in the Northeast.
The goal for the HVAC filter manufacturing restructuring program has not changed since it began eighteen months ago. The goal is to improve its HVAC filter manufacturing operating profit run rate by $14 million annually by the end of 2009. This goal is based on achieving significantly improved manufacturing productivity and a lower product cost structure driven by the new equipment which will be installed at every one of the Company’s HVAC filter manufacturing locations. In addition, the Company is introducing more new products to the HVAC market this year than in any previous year. The restructuring plan includes relocating several HVAC filter manufacturing facilities to more closely align their shipments to their customer locations. The Company also expects to significantly reduce its inter-plant freight costs by transforming its HVAC filter manufacturing plants into multi-product manufacturing facilities to improve product availability and on-time shipments to customers. Through the first half of fiscal 2008, even with the dramatic increase in freight costs this year, the Company’s HVAC filter manufacturing operating costs are less than for the same period last year. Although there have been delays in reaching some of its interim objectives during the three-year program, the Company remains confident that it will achieve the goals it set nearly two years ago when the restructuring program started.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
For the six months ended May 31, 2008, the Industrial/Environmental Filtration segment’s operating profit increased to $15,729,000 from $8,372,000 in the comparable six-month period of 2007 and included approximately $4.2 million related to the Peco acquisition. The year-to-date margin of 5.9% improved from 4.1% in the same period of 2007. In addition to the inclusion of the Peco acquisition, overall operating profit improved due to higher sales of plastic and polymer fiber and resin filters, environmental equipment sales and filters used in aviation fuel, aerospace and oil and gas applications
The Packaging segment’s operating profit in the 2008 second quarter was $1,564,000 compared to $1,557,000 in the comparable quarter of 2007. Operating margin of 8.2% for the second quarter 2008 improved from 7.6% in the prior year comparable quarter. Although sales were lower in the second quarter of 2008 compared to second quarter of 2007, the segment was able to implement price increases and cost reduction initiatives to offset most of its raw material cost increases. Operating profit for the six months ended May 31, 2008 was $2,676,000 compared to $1,987,000 for the first six months of 2007. The Company believes operating profit and margin in this segment for fiscal 2008 will exceed that of fiscal 2007.
OTHER INCOME/(EXPENSE)
Net other income for the 2008 second quarter of $183,000 compared to net other expense of $33,000 for the same quarter of 2007. The most significant change from the 2007 quarter relates to a $1,117,000 gain related to the mark-to-market adjustment on an interest rate swap. This benefit offset higher interest expense on borrowings under the Company’s line of credit to fund the Peco acquisition and for stock repurchases early in 2008. For the six-month period, net other expense of $3,326,000 in 2008 compared to net other income of $228,000 in 2007 primarily due to $3,638,000 of increased interest expense that included a year-to-date charge of $1,337,000 related to the mark-to-market adjustment on an interest rate swap. The $1,337,000 year-to-date interest charge will reverse over the next six quarters and reduce interest expense over that period.
PROVISION FOR INCOME TAXES
Earnings before income taxes and minority interests for the quarter and six months ended May 31, 2008 totaled $37,641,000 and $61,871,000, respectively, compared to $31,467,000 and $55,309,000 for the comparable periods in 2007. The provision for income taxes for the three months and six months ended May 31, 2008 was $12,903,000 and $20,844,000, respectively, compared to $10,461,000 and $17,879,000 for the comparable periods in 2007. For the second quarter ended May 31, 2008, the effective tax rate was 34.3% compared to 33.2% in the comparable prior year quarter.
During the first quarter of 2008, the Company recorded a $440,000 tax benefit related to a refund it received from one of its overseas subsidiaries arising from changes in certain tax regulations. This caused the effective tax rate of 33.7% to be lower in first half of 2008 than the Company expects its tax rate to be during the remainder of fiscal 2008. In addition, the expiration of the Research and Experimentation Tax Credit in fiscal 2008 resulted in a higher effective tax rate. During the first quarter 2007, the Company recognized a cumulative tax benefit of $500,000 from the Research and Experimentation Tax Credit extension that Congress passed in December 2006. This lowered the effective rate for the first half of 2007 by approximately one percentage point to 32.3% in 2007. Increased tax-exempt interest income, faster profit growth in international operations with lower tax rates than in the U.S., and adjustments to tax reserves also contributed to a lower tax rate for the first six months of 2007. The Company expects that its overall effective tax rate for fiscal 2008 will

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
be approximately 33.5% to 34.5% reflecting a benefit from expected further growth in lower tax localities and an increase in the benefit from the U.S. domestic manufacturing deduction offset by the expiration of the Research and Experimentation Tax Credit, which is not expected to be renewed during fiscal 2008.
NET EARNINGS AND EARNINGS PER SHARE
Net earnings in the second quarter of 2008 were $24,634,000, or $0.48 per share on a diluted basis, compared to the 2007 second quarter of $20,929,000, or $0.41 per share on a diluted basis, an increase of 17.7% and 17.1% respectively. Diluted average shares outstanding were 51,272,388 for the second quarter of 2008, an increase of 0.6% from the average of 50,950,931 for the 2007 quarter. No shares were repurchased during the second quarter of 2008. During the second quarter of 2007, the Company repurchased approximately $49,334,000 or 1,550,000 shares of its common stock.
For the six months ended May 31, 2008 and June 2, 2007, net earnings were $40,783,000 and $37,302,000, respectively, an increase of 9.3%. Diluted earnings per share increased in the 2008 year-to-date period approximately 10% to $0.80 from $0.73 in the first half of 2007. Diluted average shares outstanding were 51,125,712 for the first six months of 2008, a decrease of 0.4% from the average of 51,355,724 for the 2007 first six months. The 1,000,000 shares repurchased during first quarter 2008 and the 2,272,477 shares repurchased in the latter nine months of fiscal year 2007 under the Company’s share repurchase program were offset by the issuance of 2,137,797 shares in the Peco acquisition and normal stock issuances under the Company’s stock awards plans.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
The Company’s financial position remains strong with adequate cash resources and sufficient borrowing capacity under its current line of credit. On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $250,000,000 under a selection of currencies and rate formulas. This credit agreement replaced a $165,000,000 credit agreement that would have expired in April 2008. The interest rate is based upon either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are payable as provided in the credit agreement. In addition, the Company entered into a fixed rate interest rate swap agreement to manage its interest rate exposure on certain amounts outstanding under the $250,000,000 agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus the applicable margin on a notional amount of $100,000,000 and expires January 1, 2010.
Cash and short-term investments at May 31, 2008 of $61,023,000 increased over $20 million from $40,943,000 at fiscal year-end 2007. The current ratio of 3.0 at second quarter-end 2008 decreased from 3.3 at year-end 2007. Long-term debt of $117,474,000 at May 31, 2008 included a net $100,000,000 of borrowings during the first half of 2008 under the Company’s revolving credit agreement to fund a portion of the Peco acquisition and stock repurchases. The credit facility includes a $40 million letter of credit line subline, against which $8,491,000 had been issued at the end of the second quarter of 2008. The Company was in compliance with all covenants related to its debt agreements throughout the first six months of 2008. The ratio of total debt to total

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
capitalization, defined as long-term debt plus total shareholders’ equity, was 15.5% at the end of the 2008 second quarter compared to the year-end 2007 level of 3.0%.
The Company had 50,748,193 shares of common stock outstanding as of May 31, 2008 compared to 49,218,822 shares outstanding at fiscal year-end 2007. Shareholders’ equity increased to $639,965,000 from $555,730,000 at year-end 2007 primarily as a result of net earnings, stock issuances related to the Peco acquisition and stock option activity offset by stock repurchases of $37,260,000 and dividend payments of $8,183,000.
Cash generated by operating activities was $47,123,000 for the six-month 2008 period compared to $81,376,000 for the same period in the prior year, mainly due to higher balances of short-term investments compared to the year ago quarter. There were no other significant changes in working capital. For the six-month period of 2008, cash flows for investing activities of $94,429,000 were higher than the 2007 amount of $30,648,000 for the same period primarily due to $75,073,000 of cash paid for business acquisitions, $2,000,000 of cash invested in BPT and $17,412,000 spent on plant asset additions. During fiscal 2008, the Company expects to continue to invest in additional plant assets due to its restructuring program in the Industrial/Environmental Filtration segment, expansion programs for new products and production lines and new warehouse and inventory management systems. Cash flows provided by financing activities in the six-month 2008 period were $57,344,000 compared to cash flows used of $56,173,000 for the same period in the prior year principally due to net borrowings of $100,000,000 under the Company’s credit facility partially offset by $37,260,000 used to purchase the Company’s common stock during the six-month 2008 period. Dividend payments of $8,183,000 in the six-month period of 2008 increased nearly 11% from payments of $7,389,000 during the first half of 2007.
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
Capital expenditures in fiscal year 2008 are expected to be approximately $35 million to $40 million and will be used primarily for normal facility maintenance and improvements, expansion of technical facilities, new warehouse and inventory management systems, productivity improvements, the HVAC restructuring program, new products and filter media development. Until the direction of the U.S. economy becomes clearer, the Company is delaying capacity expansion at certain of its domestic manufacturing plants. It is not delaying investments planned for the HVAC restructuring program, new product development, new media development, overseas manufacturing and expansion of the Company’s technical and research facilities. Capital spending in fiscal 2008 related to the restructuring program is anticipated to be approximately $17 million, including the $7 million spent in the first half of 2008. Future repurchases of Company stock under the remaining authorized amount of $187.2 million will depend on cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions and the market price of the Company’s common stock. The Company has no material long-term purchase commitments. The Company is committed to restructuring its HVAC operations as discussed previously. Although no significant long-term purchase commitments were entered into as of quarter-end, approximately

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
$2 million of equipment related to the restructuring was on order. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.
The following table summarizes the Company’s fixed cash obligations as of May 31, 2008 for the fiscal years indicated:

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt (excluding line of credit)	$17,605	$131	$219	$1,435	$15,820
Interest Payable on Long-Term Debt (excluding line of credit)	9,600	700	1,400	1,300	6,200
Line of Credit	100,000	—	—	100,000	—
Interest Payable on Line of Credit	21,150	4,230	8,460	8,460	—
Unfunded Pension Plan	19,002	277	5,315	12,569	841
Operating Leases	42,737	9,294	17,063	8,055	8,325

Total	$210,094	$14,632	$32,457	$131,819	$31,186

Interest payments on the Company’s variable rate debt are determined based on current interest rates as of May 31, 2008. The $100 million outstanding at May 31, 2008 under the Company’s five-year revolving credit agreement will be due by the end of the five-year term. Annual interest payments related to the $100 million will be approximately $4.2 million for each of the next two years based on the swap agreement entered into at the beginning of fiscal year 2008. After that, interest will be paid at a variable rate based on the terms of the agreement. The amounts in the table above related to the line of credit assume a similar annual interest rate for the remaining term as that of the first two years.
The Company has a non-qualified pension plan covering certain employees in the Company’s management. The plan is discussed in detail in the Company’s 2007 Form 10-K. The expected payments to be made under this plan are shown in the table above and are largely not funded. Other expected payments under the Company’s qualified pension and other postretirement benefit plans are detailed in the Company’s 2007 Form 10-K and in Note 11 of this Form 10-Q.
As of May 31, 2008, the Company’s liability for uncertain income tax provisions reported in accordance with the Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was $1,932,000 including interest. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to various operating leases. The Company had no significant variable interest entity or special purpose entity agreements during 2008 or 2007. On January 2, 2008, the Company entered into an interest rate agreement with a bank to manage its interest rate exposure on certain amounts outstanding under its $250 million revolving credit agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus applicable margins and receive a three-month LIBOR on a notional amount of $100 million

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
and expires January 1, 2010. This will mitigate the Company’s interest rate risk until January 2010. The fair value of the interest rate agreement at May 31, 2008 was $1,337,000. This was recorded as part of other long-term liabilities.
OTHER MATTERS
Market Risk
The Company’s interest expense on long-term debt is sensitive to changes in interest rates except for the risk mitigated under its interest rate agreement. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company’s 2007 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes to the disclosure regarding market risk set forth in the 2007 Form 10-K.
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
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 16 to the Consolidated Condensed Financial Statements on page 18 of this Form 10-Q.
Outlook
Continued sales growth and margin improvement is expected for the Company for the remainder of 2008 with international sales growth expected to continue at a rate higher than the Company’s domestic growth rate. The Company also expects its development of nanofiber technology will provide additional sales and cost reduction opportunities for the Company’s filter product lines. The Company’s diversification into many different, though complementary, filtration lines has resulted in an operation with increasingly stable sales and profits on a company-wide basis. The Company is focused on the filtration aftermarket which provides a strong base of recurring revenues.
Costs are currently increasing for both raw materials and operating expenses at a higher rate than in the previous several years. The Company’s principal raw materials include various types and grades of steel, filter media, packaging materials, aluminum, specialty metals, gaskets and resins. The major increases in the Company’s operating costs, excluding employee compensation, include freight and shipping charges, health care and energy costs. In most cases, the Company has successfully passed through the large majority of cost increases by increasing its product prices. To the extent the Company has not be able to do this, it expects to offset any remaining cost increases with productivity improvements driven by technology investments and changes in

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
production processes. This is an unrelenting focus for the Company given current inflationary pressures, which are not foreseen to abate in the near future. The Company believes it has a strong balance sheet, strong and consistent cash flows and operates in the filtration aftermarket where the effects of inflationary and economic cycles are usually muted.
Based on its first half results and current backlog, the Company expects its fiscal 2008 sales to grow by approximately 19% from fiscal 2007. The Company believes it will post record sales and profits for the 16th consecutive year in fiscal 2008 and anticipates diluted earnings per share for 2008 will be in the $1.90 to $2.00 range. This range includes approximately $0.01 to $0.02 accretion from the Peco acquisition.
Engine/Mobile Filtration segment operating profit margins over the remainder of fiscal 2008 are expected to be relatively consistent with that recorded in the first six months of 2008. The Company expects that product demand overseas for aftermarket heavy-duty filtration products will remain solid. The slowdown in domestic freight transport and in the overall U.S. economy that was experienced in the second quarter may continue. However, since the Company focuses on after-market maintenance filter sales, it believes that it is in a solid position to weather a slow U.S. economy.
Sales growth for the Industrial/Environmental Filtration segment is also expected primarily due to continued growth in sales of specialty process liquid filters and filtration systems, especially those used in the oil and gas industry, and as a result of the Peco acquisition. In addition to operating profit generated from sales growth, the Company expects profit improvement from its HVAC manufacturing operations during the remainder of fiscal 2008. The impact on this segment from any further slowing in the U.S. economy may be offset by the expected continued strong demand from the oil and gas industry for the Company’s filters and filtration systems.
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
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
This Second Quarter 2008 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
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
The Company believes that its expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from the Company’s expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. These and other uncertainties are discussed in the “Risk Factors” section of the Company’s 2007 Form 10-K. The future results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission (including this
Form 10-Q).
You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2008 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risks described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I — Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The information required hereunder is set forth on Page 29 of the Quarterly Report under the captions “Management’s Discussion and Analysis – Other Matters – Market Risk.”
Part I — Item 4. Controls and Procedures.
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2008. Based on their evaluation, such officers concluded that the Company’s disclosure controls and procedures pursuant to Rules 13a – 15(e) of the Exchange Act were effective as of May 31, 2008, in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1.A. Risk Factors
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

Part II — Other Information (Continued)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 25, 2007, the Company’s Board of Directors approved a three-year Stock Repurchase Program, pursuant to which the Company from time to time may purchase up to $250 million of shares of the Company’s Common Stock in the open market or through privately negotiated transactions until June 25, 2010. The Company has no obligation to repurchase stock under the program, and the timing, actual number and value of shares to be purchased depend on market conditions and the Company’s then-current liquidity needs. As set forth in the table below, the Company did not repurchase any shares during the fiscal quarter ended May 31, 2008. The amount of $187,210,241 remained available for purchase under such program at the end of the second quarter of 2008.

COMPANY PURCHASES OF EQUITY SECURITIES (1)
			(c)
			Total
			number of	(d)
			shares	Approximate
			purchased	dollar value of
			as part of	shares that may
	(a)	(b)	publicly	yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs
March 2, 2008 through March 31, 2008	—	$—	—	$187,210,241

April 1, 2008 through April 30, 2008	—	$—	—	$187,210,241

May 1, 2008 through May 31, 2008	—	$—	—	$187,210,241

Total	—	$—	—	$187,210,241

(1)	Stock Repurchase Program announced June 25, 2007, for aggregate purchases up to $250 million. Program expires June 25, 2010.
Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of shareholders of CLARCOR Inc. held on March 31, 2008, all of the Company’s nominees for director, as listed in the proxy statement dated February 8, 2008, were elected. In addition, the shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent external auditors for fiscal year 2008.
The Company had 50,975,076 shares of common stock outstanding as of the close of business on the February 1, 2008 record date, and the holders of 47,496,947 shares of common stock were present at the meeting, in person or by proxy.
The two director nominees elected received votes as follows:

	For	Withheld
Robert H. Jenkins	47,201,467	295,480
Philip R. Lochner, Jr.	46,854,026	642,921
Directors of the Company previously elected by its shareholders and whose terms in office continued after the annual meeting are Messrs. J. Marc Adam, James W. Bradford, Jr., Robert J. Burgstahler, Paul Donovan, Norman E. Johnson, and James L. Packard.

Part II — Other Information (Continued)
The selection of PricewaterhouseCoopers LLP was ratified by shareholder vote with 47,363,828 voting ‘For’, 76,365 voting ‘Against’ and 56,754 abstaining.
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
CLARCOR Inc.
(Registrant)

June 20, 2008	By	/s/ Norman E. Johnson

(Date)		Norman E. Johnson
Chairman of the Board, President and
Chief Executive Officer

June 20, 2008	By	/s/ Bruce A. Klein

(Date)		Bruce A. Klein
Vice President – Finance and
Chief Financial Officer