Form 10-Q
period 2008-08-30
CLARCOR INC
filed 2008-09-19
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended August 30, 2008

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2008
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
As of August 30, 2008, 50,776,403 common shares with a par value of $1 per share were outstanding.

Part I — Item 1
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	August 30,	December 1,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,568	$36,059
Restricted cash	468	1,055
Short-term investments	7,431	4,884
Accounts receivable, less allowance for losses of $12,543 for 2008 and $11,143 for 2007	209,036	166,912
Inventories:
Raw materials	59,534	49,722
Work in process	34,466	18,973
Finished products	70,627	67,151

Total inventories	164,627	135,846

Prepaid expenses and other current assets	9,556	6,968
Deferred income taxes	20,698	20,196

Total current assets	456,384	371,920

Plant assets at cost,	438,219	398,350
less accumulated depreciation	(244,831)	(229,138)

	193,388	169,212

Goodwill	223,895	124,718
Acquired intangibles, less accumulated amortization	96,333	53,209
Pension assets	—	8,341
Deferred income taxes	294	294
Other noncurrent assets	15,433	11,441

Total assets	$985,727	$739,135

LIABILITIES
Current liabilities:
Current portion of long-term debt	$131	$94
Accounts payable	76,038	53,523
Accrued salaries, wages and commissions	15,605	11,945
Compensated absences	7,619	7,484
Accrued insurance liabilities	12,163	11,412
Customer deposits	16,072	—
Other accrued liabilities	34,840	25,255
Income taxes	6,689	4,458

Total current liabilities	169,157	114,171

Long-term debt, less current portion	97,383	17,329
Postretirement health care benefits	766	947
Long-term pension liabilities	18,625	15,104
Deferred income taxes	35,476	25,485
Other long-term liabilities	8,127	5,792
Minority interests	3,984	4,577

Total liabilities	333,518	183,405

Contingencies

SHAREHOLDERS’ EQUITY
Capital stock	50,776	49,219
Capital in excess of par value	47,276	—
Accumulated other comprehensive earnings (loss)	(871)	5,912
Retained earnings	555,028	500,599

Total shareholders’ equity	652,209	555,730

Total liabilities and shareholders’ equity	$985,727	$739,135

See Nots to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007
Net sales	$276,300	$238,270	$793,618	$682,925
Cost of sales	188,152	165,412	543,304	478,318

Gross profit	88,148	72,858	250,314	204,607

Selling and administrative expenses	47,328	38,236	144,297	114,904

Operating profit	40,820	34,622	106,017	89,703

Other income (expense):
Interest expense	(1,313)	(281)	(4,951)	(776)
Interest income	311	264	1,012	1,233
Other, net	(347)	70	(736)	(176)

	(1,349)	53	(4,675)	281

Earnings before income taxes and minority interests	39,471	34,675	101,342	89,984

Provision for income taxes	13,578	7,999	34,422	25,878

Earnings before minority interests	25,893	26,676	66,920	64,106

Minority interests in earnings of subsidiaries	(82)	(61)	(326)	(189)

Net earnings	$25,811	$26,615	$66,594	$63,917

Net earnings per common share:
Basic	$0.51	$0.53	$1.31	$1.26

Diluted	$0.50	$0.53	$1.30	$1.25

Average number of common shares outstanding:
Basic	50,885,417	49,961,327	50,745,240	50,555,380

Diluted	51,455,710	50,560,937	51,252,593	51,001,420

Dividends paid per share	$0.0800	$0.0725	$0.2400	$0.2175

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 30,	September 1,
	2008	2007
Cash flows from operating activities:
Net earnings	$66,594	$63,917
Depreciation	19,130	16,448
Amortization	3,975	1,999
Loss on interest rate agreement	1,421	—
Stock-based compensation expense	4,162	3,217
Excess tax benefit from stock-based compensation	(2,396)	(2,622)
Changes in short-term investments	(2,547)	23,445
Changes in assets and liabilities, excluding short-term investments	(15,521)	(8,357)
Other, net	396	933

Net cash provided by operating activities	75,214	98,980

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(75,329)	(12,378)
Additions to plant assets	(24,851)	(29,336)
Investment in affiliate	(2,000)	(47)
Other, net	139	1,704

Net cash used in investing activities	(102,041)	(40,057)

Cash flows from financing activities:
Net proceeds under line of credit	80,000	—
Payment of long-term debt	(7,366)	(4,638)
Sale of capital stock under stock option and employee purchase plans	8,467	4,966
Purchase of treasury stock	(37,260)	(49,334)
Excess tax benefits from stock-based compensation	2,396	2,622
Cash dividends paid	(12,259)	(11,017)

Net cash provided by / (used in) financing activities	33,978	(57,401)

Net effect of exchange rate changes on cash	1,358	1,174

Net change in cash and cash equivalents	8,509	2,696

Cash and cash equivalents, beginning of period	36,059	29,051

Cash and cash equivalents, end of period	$44,568	$31,747

Cash paid during the period for:
Interest	$2,892	$613

Income taxes	$29,249	$28,607

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of August 30, 2008, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended August 30, 2008, and September 1, 2007, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007 (2007 Form 10-K). The December 1, 2007 consolidated balance sheet data was derived from the Company’s year-end audited financial statements as presented in the 2007 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the period ended August 30, 2008, are not necessarily indicative of the operating results for the full year.

2.	BUSINESS ACQUISITIONS

Effective May 1, 2008, the Company acquired a 30% preferred equity share in BioProcess Technologies, Inc. (BPT), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for approximately $4,000, payable $2,000 in cash with the remaining $2,000 to be paid by December 31, 2009. Under the terms of the agreement with BPT, the Company will have the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPT’s operating income. The investment is being accounted for under the equity method.

On December 3, 2007, the Company acquired Perry Equipment Corporation (Peco), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the growing oil and natural gas industries. Its results are included as part of the Company’s Industrial/Environmental Filtration segment since the date of acquisition. The purchase price was approximately $146,216 excluding cash acquired and including acquisition costs. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $71,954 and paid the remaining purchase price with cash on hand and approximately $80,000 of cash borrowed under the Company’s revolving credit agreement.

A preliminary allocation of the initial purchase price for the acquisition has been made to major categories of assets and liabilities based on available information and is currently subject to change. The $98,984 excess of the initial purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles will be amortized over a straight-line basis according to their useful lives. The estimated amounts recognized and their respective lives are shown in the following table.

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

Following is a condensed balance sheet based on the current assessment of fair values of the assets acquired and liabilities assumed.

Cash	$11,448
Accounts receivable, less allowance for losses	18,549
Inventory, net	15,220
Prepaid expenses and current assets	2,949
Current deferred tax assets	875
Plant assets	18,822
Goodwill	98,984
Trademarks and trade names	11,800
Other acquired intangibles	35,300
Other noncurrent assets	1,012

Total assets acquired	214,959
Current notes payable	(7,411)
Accounts payable and accrued liabilities	(31,373)
Long-term deferred tax liabilities	(17,031)
Long-term liabilities	(1,480)

Net assets acquired	157,664
Less cash acquired	(11,448)

Assets acquired, net of cash	$146,216

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

	Quarter Ended	Nine Months Ended
	September 1, 2007	September 1, 2007
Net sales	$264,160	$768,762
Operating profit	36,394	98,128
Net earnings	26,983	67,518
Diluted earnings per share	$0.51	$1.27

As of November 30, 2007
Current assets	$413,704
Plant assets	188,624
Goodwill	223,702
Other acquired intangibles	100,309
Other noncurrent assets	21,533

Total assets	$947,872

Current liabilities	$145,994
Long-term debt	97,373
Other long-term liabilities	70,335
Shareholders’ equity	634,170

Total liabilities and shareholders’ equity	$947,872

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

As part of the purchase agreement, the Company and the minority owners each have an option to require the purchase of the remaining 20% ownership share by the Company after December 31, 2012. As of August 30, 2008, the purchase price for such 20% ownership share is estimated to be $1 million based on the formula in the purchase agreement. Any change in the estimated purchase price for the remaining ownership share will be recorded through net earnings.

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

The Company recorded pretax compensation expense related to stock options of $365 and $3,140 and related tax benefits of $126 and $1,081 for the quarter and nine months ended August 30, 2008, respectively. For the quarter and nine months ended September 1, 2007, the Company recorded pretax compensation expense related to stock options of $892 and $2,402 and related tax benefits of $296 and $798, respectively. The Company also recorded $84 and $1,022 in pretax compensation expense related to its restricted share units for the quarter and nine months ended August 30, 2008, respectively, and $272 and $815 for the quarter and nine months ended September 1, 2007, respectively. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock-based compensation were $107 and $2,396 for the quarter and nine months ended August 30, 2008, respectively, and $575 and $2,622 for the quarter and nine months ended September 1, 2007, respectively.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

3.	STOCK-BASED COMPENSATION (Continued)

Stock Options

The following table summarizes the activity for the nine months ended August 30, 2008, with respect to non-qualified stock options granted under the Company’s incentive plans.

	Shares Granted	Weighted
	under Incentive	Average
	Plans	Exercise Price
Outstanding at beginning of year	3,191,598	$23.79
Granted	477,900	36.38
Exercised	(450,075)	21.54
Surrendered	(67,724)	35.77

Outstanding at August 30, 2008	3,151,699	$25.76

Options exercisable at August 30, 2008	2,495,433	$23.26

The total intrinsic value of options exercised during the nine months ended August 30, 2008, and September 1, 2007, was $7,379 and $7,741, respectively. The weighted average fair value per option at the date of grant for options granted during the nine months ended August 30, 2008 and September 1, 2007, was $9.37 and $9.36, respectively.

The following table summarizes information about the Company’s outstanding and exercisable options at August 30, 2008.

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
Range of Exercise		Exercise	Life in		Exercise	Life in
Prices	Number	Price	Years	Number	Price	Years
$ 8.97 - $ 9.75	198,624	$9.14	1.42	198,624	$9.14	1.42
$11.50 - $13.75	169,600	13.16	3.09	169,600	13.16	3.09
$16.01 - $22.80	913,198	20.54	4.12	913,198	20.54	4.12
$25.89 - $38.23	1,870,277	31.21	7.04	1,214,011	29.02	6.08

	3,151,699	$25.76	5.63	2,495,433	$23.26	4.79

At August 30, 2008, the aggregate intrinsic value of options outstanding and exercisable was $44,664 and $41,610, respectively.

Restricted Share Unit Awards

During the nine months ended August 30, 2008 and September 1, 2007, the Company granted 25,989 and 26,200 restricted units of Company common stock with a fair value of $36.48 and $33.75, respectively, per unit. Compensation expense related to restricted stock unit awards totaled $84 and $1,022 for the quarter and nine months ended August 30, 2008, respectively, and $272 and $815 for the quarter and nine months ended September 1, 2007, respectively.

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

	Quarter Ended		Nine Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007
Weighted average number of common shares outstanding	50,885,417	49,961,327	50,745,240	50,555,380
Dilutive effect of stock-based arrangements	570,293	599,610	507,353	446,040

Weighted average number of diluted common shares outstanding	51,455,710	50,560,937	51,252,593	51,001,420

Net earnings	$25,811	$26,615	$66,594	$63,917

Basic earnings per share amount	$0.51	$0.53	$1.31	$1.26

Diluted earnings per share amount	$0.50	$0.53	$1.30	$1.25
Options with exercise prices greater than the average market price of the common shares during the respective quarter and nine-month periods were not included in the computation of diluted earnings per share. No options were excluded for the quarter ended August 30, 2008. For the nine months ended August 30, 2008, 5,325 options with a weighted average exercise price of $38.23 were excluded from the computation. For the quarter and nine months ended September 1, 2007, 5,325 and 61,625 options with a weighted average exercise price of $38.23 and $35.80, respectively, were excluded from the computation.

For the nine months ended August 30, 2008, exercises of stock options added $9,357 to capital in excess of par value.

During the quarter ended August 30, 2008, the Company did not repurchase any shares of its common stock under its $250,000 stock repurchase program. For the nine months ended August 30, 2008, the Company repurchased and retired 1,000,000 shares of common stock for $37,260. As of August 30, 2008, $187,210 remains available for purchase under this program. During the quarter ended September 1, 2007, the Company did not repurchase any shares of common stock. During the nine months ended September 1, 2007, the Company repurchased and retired 1,550,000 shares of common stock for $49,334.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

5.	COMPREHENSIVE EARNINGS

The Company’s total comprehensive earnings and its components are as follows:

	Quarter Ended		Nine Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007
Net earnings	$25,811	$26,615	$66,594	$63,917
Other comprehensive earnings, net of tax:

Foreign currency translation adjustments	(4,157)	2,833	(305)	3,665

Pension curtailment (See Note 10)	(6,478)	—	(6,478)	—

Total comprehensive earnings	$15,176	$29,448	$59,811	$67,582

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	August 30,	December 1,
	2008	2007
Pension liability, net of $7,502 tax	$(13,472)	$(6,994)

Translation adjustments, net of $155 tax	12,601	12,906

Accumulated other comprehensive earnings (loss)	$(871)	$5,912

As discussed in Note 10, the remeasurement of pension plan assets and obligations due to a pension plan curtailment in the third quarter of 2008 resulted in a $10,324, or $6,478 after tax, adjustment to accumulated other comprehensive loss.

6.	FAIR VALUE MEASUREMENT

Effective, December 2, 2007, the Company adopted the required provisions of SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value pursuant to generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. These provisions relate to the Company’s financial assets and liabilities.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

6.	FAIR VALUE MEASUREMENT (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	August	Assets	Inputs	Inputs
Description	30, 2008	(Level 1)	(Level 2)	(Level 3)
Short-term investments	$7,431	$7,431	$—	$—
Restricted trust (part of noncurrent assets)	1,779	1,779	—	—
Interest rate agreement (part of long-term liabilities)	(1,421)	—	(1,421)	—

Net	$7,789	$9,210	$(1,421)	$—

The Company’s short-term investments consist of bank money market funds which are actively traded. The restricted trust, which is used to fund certain payments under its non-qualified U.S. pension plan, consists of actively traded equity and bond funds. The interest rate agreement’s fair value was determined based on the present value of expected future cash flows using discount rates appropriate with the risks involved.

7.	LONG-TERM DEBT AND INTEREST RATE AGREEMENT

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas. The interest rate is based upon either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are payable as provided in the credit agreement. At August 30, 2008, long-term debt included $80,000 outstanding on the line of credit.

On January 2, 2008, the Company entered into a fixed rate interest swap agreement to manage its interest rate exposure on certain amounts outstanding under the $250,000 revolving credit agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus applicable margin on a notional amount of $100,000 and expires January 1, 2010. Under the agreement the Company will receive interest at floating rates based on LIBOR. Unrealized gains/losses and periodic settlement payments are recorded in interest expense in the statement of earnings and as a component of cash flows from operations in the statement of cash flows. For the quarter and nine months ended August 30, 2008, an $84 loss and a $1,421 loss were recorded, respectively, related to the interest rate agreement.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

8.	ACQUIRED INTANGIBLES

The following table reconciles the activity for goodwill by reporting unit for the nine months ended August 30, 2008.

	Engine/	Industrial/
	Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at December 1, 2007	$24,185	$100,533	$—	$124,718
Acquisitions	14	99,939	—	99,953
Currency translation adjustments	(635)	(141)	—	(776)

Balance at August 30, 2008	$23,564	$200,331	$—	$223,895

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

	Engine/	Industrial/
	Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at August 30, 2008:
Trademarks, gross	$922	$40,957	$—	$41,879
Less accumulated amortization	24	258	—	282

Trademarks, net	$898	$40,699	$—	$41,597

Customer relationships, gross	$2,184	$32,974	$—	$35,158
Less accumulated amortization	1,067	5,299	—	6,366

Customer relationships, net	$1,117	$27,675	$—	$28,792

Other acquired intangibles, gross	$243	$33,883	$—	$34,126
Less accumulated amortization	236	7,946	—	8,182

Other acquired intangibles, net	$7	$25,937	$—	$25,944

Amortization expense is estimated to be $5,527 in 2008, $4,268 in 2009, $4,224 in 2010, $4,163 in 2011 and $4,148 in 2012.

9.	GUARANTEES AND WARRANTIES

The Company has provided letters of credit totaling approximately $25,355 as of August 30, 2008 and $25,727 as of December 1, 2007 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these accommodation obligations.

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

Changes in the Company’s warranty accrual during the nine months ended August 30, 2008, are as follows:

Balance at December 1, 2007	$1,485
Business acquisitions	1,732
Accruals for warranties issued during the period	673
Accruals related to pre-existing warranties	138
Settlements made during the period	(1,026)
Other adjustments, including currency translation	6

Balance at August 30, 2008, included in other accrued liabilities	$3,008

10.	RETIREMENT BENEFITS

The Company provides various retirement benefits, including defined benefit plans and postretirement health care plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and company contributions for these plans were as follows:

	Quarter Ended		Nine Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007
Pension Benefits:

Components of net periodic benefit cost:
Service cost	$561	$725	$1,861	$2,174
Interest cost	2,158	1,794	6,416	5,380
Expected return on plan assets	(2,398)	(2,146)	(7,605)	(6,434)
Amortization of unrecognized:
Prior service cost	38	45	120	133
Net actuarial loss	184	304	268	907
Pension curtailment	516	—	516	—

Net periodic benefit cost	$1,059	$722	$1,576	$2,160

Cash contributions	$522	$77	$1,167	$258

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

10.	RETIREMENT BENEFITS (Continued)

	Quarter Ended		Nine Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007
Postretirement Healthcare Benefits:

Components of net periodic benefit income:
Service cost	$—	$1	$—	$1
Interest cost	15	18	45	54
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)
Net actuarial gain	(33)	(32)	(99)	(96)

Net periodic benefit income	$(49)	$(44)	$(147)	$(134)

Cash contributions	$53	$70	$159	$210

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to its non-qualified plan when required for benefit payments and to contribute to its postretirement benefit plan an amount equal to the benefit payments. The minimum required contribution to one of the Company’s qualified U.S. pension plans for fiscal 2008 is approximately $1 million. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. The Company has not determined whether it will make any voluntary contributions to its U.S. qualified plans in 2008; however, it does expect to fund $277 to the U.S. non-qualified plan, $769 to the non-U.S. plan and $213 for the postretirement benefit plan to pay benefits during 2008.

In addition to the plan assets related to its qualified plans, the Company has funded approximately $1,779 and $1,044 at August 30, 2008 and November 30, 2007, respectively, in a restricted trust for its non-qualified plan. This trust is included in other noncurrent assets in the Consolidated Balance Sheets. The Company contributed $1,000 to this trust in 2008.

As a result of the two plant closings in the Industrial/Environmental Filtration segment, the Company has recognized a curtailment loss of $516 during the third quarter of 2008 under SFAS No. 88 due to the significant reduction in the expected aggregate years of future service cost for employees covered by one of its U.S. qualified pension plans. The curtailment loss includes recognition of the change in the projected benefit obligation (PBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. The PBO increased to $333. The remeasurement of the U.S. qualified pension plan as of the July 1, 2008 curtailment date will increase fiscal 2008 pension cost by $575, of which $230 was recorded in the third quarter of 2008 and the remainder will be recognized in the fourth quarter of 2008. The impact of the curtailment is reflected in the table above.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

11.	INCOME TAXES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) at the beginning of fiscal 2008. As a result, the Company recognized a $67 increase in the net liability for unrecognized tax benefits, which was recorded as a decrease to retained earnings.

The liability for gross unrecognized tax benefits was $1,991 at August 30, 2008 and $1,650 at December 2, 2007 after the initial adjustment to the beginning balance of retained earnings upon adoption of FIN 48. The net increase in the liability since the date of adoption resulted from increases of unrecognized tax benefits and decreases due to statute expirations for the quarter and nine months of $285 and $56, respectively.

At August 30, 2008, the amount of unrecognized tax benefit for permanent tax adjustments that, if recognized, would impact the effective tax rate was $1,547. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of August 30, 2008, the Company had $428 accrued for the payment of interest and penalties. The Company does not expect a significant increase or decrease in its unrecognized tax benefits over the next 12 months.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service has completed its audits of the Company’s U.S. income tax returns through fiscal 2005. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to fiscal 2002.

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

It is the opinion of management that additional liabilities, if any, resulting from these legal or environmental issues, are not expected to have a material adverse effect on the Company’s financial condition or consolidated results of operations.

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other key employees.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

13.	RESTRUCTURING CHARGES

The Company began a restructuring program focused on the heating, ventilating and air conditioning (HVAC) filter manufacturing operations within its Industrial/Environmental Filtration segment in July 2006. As an ongoing part of this program, the Company discontinued production at an HVAC filter manufacturing plant in Davenport, Iowa during the second quarter and at an HVAC filter manufacturing plant in Henderson, North Carolina during the third quarter 2008. The Company accrued $313 for employee terminations costs related to the North Carolina plant closing in the third quarter of 2008. This amount was paid early in the fourth quarter of 2008. The closure also resulted in the recognition of a pension curtailment expense of $516 during the third quarter as discussed in Note 10. There may be additional costs associated with this plant closing when the company completely exits the facilities in the fourth quarter of 2008. The majority of the $145 related to the Iowa plant closing was expensed and paid in the second quarter of 2008.

14.	INSURANCE CLAIMS

During the second quarter of 2008, four of the Company’s facilities in three states were damaged in weather-related incidents resulting in $678 of expense recorded in cost of sales for the nine months ended August 30, 2008. The Engine/Mobile Filtration segment incurred $178 of costs and the Industrial/Environmental Filtration segment incurred $500 of costs. At this time, the Company has not determined the extent of loss of property, inventory or business interruption. However, the Company believes any losses exceeding the amount of the deductibles will be covered by insurance.

15.	SEGMENT DATA

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the quarter and nine months ended August 30, 2008, and September 1, 2007, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

	Quarter Ended		Nine Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007
Net sales:
Engine/Mobile Filtration	$117,753	$112,280	$331,520	$317,480
Industrial/Environmental Filtration	138,708	104,980	404,456	307,404
Packaging	19,839	21,010	57,642	58,041

	$276,300	$238,270	$793,618	$682,925

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited) Continued

15.	SEGMENT DATA (Continued)

	Quarter Ended		Nine Months Ended
	August 30,	September 1,	August 30,	September 1,
	2008	2007	2008	2007
Operating profit:
Engine/Mobile Filtration	$28,669	$26,629	$75,461	$71,351
Industrial/Environmental Filtration	10,404	6,100	26,133	14,472
Packaging	1,747	1,893	4,423	3,880

	40,820	34,622	106,017	89,703
Other income (expense)	(1,349)	53	(4,675)	281

Earnings before income taxes and minority earnings	$39,471	$34,675	$101,342	$89,984

Identifiable assets:
Engine/Mobile Filtration			$269,115	$248,235
Industrial/Environmental Filtration			644,494	397,863
Packaging			42,052	44,412
Corporate			30,066	58,368

			$985,727	$748,878

16.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement’s requirement to recognize the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in comprehensive income was effective for the Company’s fiscal year 2007. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. The provisions regarding the change in the measurement date are effective for the Company’s fiscal year 2009.

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
EXECUTIVE SUMMARY

(Dollars in thousands except per share data)
	Third Quarter Ended				Nine Months Ended
	August	September	%		August	September	%
	30, 2008	1, 2007	Change		30, 2008	1, 2007	Change
Net Sales	$276,300	$238,270	16.0%		$793,618	$682,925	16.2%
Operating Profit	40,820	34,622	17.9%		106,017	89,703	18.2%
Operating Margin	14.8%	14.5%	0.3	pts.	13.4%	13.1%	0.3	pts.
Other Income/(Expense)	(1,349)	53	n/a		(4,675)	281	n/a
Earnings before Income Taxes and Minority Interests	39,471	34,675	13.8%		101,342	89,984	12.6%
Provision for Income Taxes	13,578	7,999	69.7%		34,422	25,878	33.0%
Net Earnings	25,811	26,615	-3.0%		66,594	63,917	4.2%
Diluted Earnings per Share	$0.50	$0.53	-5.7%		$1.30	$1.25	4.0%
Sales of $276,300,000 for the third quarter of 2008 were 16.0% higher than the $238,270,000 reported for the third quarter 2007. Internationally, sales in local currencies were stronger than in the prior year’s third quarter with most of the Company’s operations outside the United States reporting double-digit growth over the 2007 third quarter. International sales grew 38% in U.S. dollars during the quarter and were 32% of consolidated sales for the quarter. Operating profit of $40,820,000 grew 17.9% from the third quarter of 2007. Operating margins improved to 14.8% for the quarter from 14.5% in the third quarter of 2007 even after an $800,000 charge in the third quarter of 2008 related to closing an HVAC filter manufacturing plant in North Carolina and $230,000 of additional pension expense. The Company continued to implement price increases during the quarter to help offset rising commodity prices.
CLARCOR incurred approximately $1 million more interest expense during the third quarter 2008 compared to the prior year’s comparable quarter as a result of debt incurred to purchase Perry Equipment Corporation (Peco) and to repurchase Company stock early in fiscal 2008. The increase

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
in the Company’s provision for income taxes for the third quarter of 2008 was partially attributable to an after-tax benefit of $4 million, or $0.08 per diluted share, recorded in the third quarter of 2007 related to the completion of various income tax audits and the finalization of certain income tax liabilities. Net earnings of $25,811,000 and diluted earnings per share of $0.50 were 3.0% and 5.7% lower, respectively, from the comparable 2007 quarter due to the 2007 third-quarter tax benefit. Fluctuations in foreign currencies increased dollar-denominated sales and profits in the 2008 quarter by approximately $4.5 million and $800,000, respectively, compared to increases of approximately $4.4 million and $700,000 for the 2007 third quarter.
At the beginning of fiscal year 2008, the Company acquired Peco, a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. The Peco acquisition added approximately $30.3 million of sales and $3.8 million of operating profit in 2008’s third quarter. For the nine months ended August 30, 2008, Peco contributed approximately $86.7 million of sales and $8 million of operating profit.
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
Effective May 1, 2008, the Company acquired a 30% preferred equity share in BioProcess Technologies, Inc. (BPT), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for approximately $4 million, payable $2 million in cash with the remaining $2 million to be paid by December 31, 2009. Under the terms of the agreement with BPT, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPT’s operating income. The investment is being accounted for under the equity method. The Company’s share of BPT’s earnings since the acquisition date is immaterial.
For the 2008 nine-month period, sales of $793,618,000 grew 16.2% from sales of $682,925,000 in the comparable period of 2007. Operating profit increased 18.2% to $106,017,000 from $89,703,000 in the 2007 nine-month period with margins improving to 13.4% from 13.1%. Net earnings and diluted earnings per share increased 4.2% and 4.0%, respectively. Fluctuations in foreign currencies increased sales and profits in the 2008 nine-month period by approximately $16 million and $3.3 million, respectively. For the 2007 nine-month period, fluctuations in foreign currencies increased sales and profits by approximately $9.3 million and $1 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
RESULTS OF OPERATIONS
SALES

Sales by Segment (Dollars
in Thousands)	Third Quarter Ended			Nine Months Ended
	August 30,	September 1,	%	August 30,	September 1,	%
	2008	2007	Change	2008	2007	Change
Engine/Mobile Filtration	$117,753	$112,280	4.9%	$331,520	$317,480	4.4%
Industrial/Environmental Filtration	138,708	104,980	32.1%	404,456	307,404	31.6%
Packaging	19,839	21,010	-5.6%	57,642	58,041	-0.7%

	$276,300	$238,270	16.0%	$793,618	$682,925	16.2%

Engine/Mobile Filtration segment sales increased 4.9% in the third quarter of 2008 compared to last year’s comparable quarter. Sales growth was stronger in the third quarter than in the previous two quarters of fiscal 2008 even as over-the-road truck mileage continued to be slow in the United States. Heavy-duty engine filter sales grew in Mexico, South Africa and China and were relatively unchanged in Europe. Sales of railroad filtration products were down slightly in the third quarter of 2008. The Company expects the commercial rail industry to remain soft as economic pressures continue in the housing and automotive sectors, which are important to the railroad industry. The segment has implemented price increases for its products in response to high energy costs and rising raw material costs, particularly with respect to various grades and types of steel, filter media, and oil-based raw materials. The segment will continue to evaluate further price increases in response to rising commodity costs. Approximately $1.6 million of the sales increase for the quarter was due to the weakening of the U.S. dollar during the current quarter compared to the year ago quarter.
For the nine-month period, Engine/Mobile Filtration segment sales of $331,520,000 grew 4.4% from 2007 nine-month sales of $317,480,000. The Company expects sales in the fourth quarter of 2008 to be relatively comparable to the fourth quarter 2007 sales due to slow over-the-road truck mileage and off-road construction activity. Fluctuations in foreign currencies contributed approximately $6 million to sales for this segment in the first nine months of 2008 compared to the same period in 2007.
The Company’s Industrial/Environmental Filtration segment recorded a 32.1% increase in sales to $138,708,000 for the 2008 third quarter from $104,980,000 for the 2007 third quarter. The Peco acquisition contributed $30.3 million of sales during the 2008 third quarter. Its sales for the third quarter of 2008 were higher than in either of the two prior quarters of fiscal 2008. The Company expects global demand for Peco’s filtration products and systems, which are used in the oil and natural gas industries, to continue to grow and that its sales for the fourth quarter of fiscal 2008 will exceed the third quarter’s sales.
Demand for the segment’s dust collector cartridges, which incorporate nanofiber technology, continues to grow. Environmental filtration systems and filter sales for oil exploration, aerospace, polymer and fiber, aviation fuel and specialty applications also grew by double-digits during the third quarter of 2008 from the 2007 third quarter. HVAC filter sales, especially those used in the automotive manufacturing and residential home-building industries, continued to be slow during the quarter. The Company does not expect to see any improvement in sales to these two sectors in the fourth quarter of 2008. Lower HVAC filter sales partially

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
offset the growth in other product lines within this segment. The weakening of the U.S. dollar during the current quarter compared to 2007 contributed approximately $3 million to sales for the third quarter of 2008.
For the 2008 nine-month period, the Industrial/Environmental Filtration segment sales of $404,456,000 were 31.6% higher than the same period in 2007. The 2008 nine-month sales included approximately $86.7 million of sales due to the Peco acquisition. Foreign currency translation contributed approximately $10 million to sales in the nine-month 2008 period for this segment when compared to the same period in 2007. Based on current order demand and the sales backlog, the Company expects continued strong demand for process liquid filters, filters and filtration systems used in natural gas exploration and transmission, filters used by resin and fiber manufacturers, systems and filter cartridges for the aviation fuel and defense sectors, sand control filters used in off-shore oil and gas drilling and environmental filtration equipment.
The Packaging segment had a slower third quarter than forecast although the Company continues to believe sales for fiscal 2008 for this segment will exceed fiscal 2007 sales. Sales for the third quarter and nine-month year-to-date periods declined by 5.6% and 0.7%, respectively, compared to last year’s comparable periods. The sales decline was caused by continued slow growth in customers’ sales of their products and delayed new product introductions, particularly in the confectionary market. Sales of decorated flat sheet metal, particularly for the film industry, were also lower in the 2008 third quarter than the prior year’s quarter.
OPERATING PROFIT

Operating Profit by Segment
(Dollars in Thousands)	Third Quarter Ended			Nine Months Ended
	August 30,	September 1,	%	August 30,	September 1,	%
	2008	2007	Change	2008	2007	Change
Engine/Mobile Filtration	$28,669	$26,629	7.7%	$75,461	$71,351	5.8%
Industrial/Environmental Filtration	10,404	6,100	70.6%	26,133	14,472	80.6%
Packaging	1,747	1,893	-7.7%	4,423	3,880	14.0%

	$40,820	$34,622	17.9%	$106,017	$89,703	18.2%

Operating Margin by Segment	Third Quarter Ended			Nine Months Ended
	August 30,	September 1,	Pts.	August 30,	September 1,	Pts.
	2008	2007	Change	2008	2007	Change
Engine/Mobile Filtration	24.3%	23.7%	0.6	22.8%	22.5%	0.3
Industrial/Environmental Filtration	7.5%	5.8%	1.7	6.5%	4.7%	1.8
Packaging	8.8%	9.0%	(0.2)	7.7%	6.7%	1.0

	14.8%	14.5%	0.3	13.4%	13.1%	0.3

Operating profit for the third quarter and nine-months of 2008 grew 18% and the operating margin improved from the comparable periods of 2007. Although each of the Company’s segments experienced rising raw material costs during the quarter, particularly in steel, resins, adhesives, filter media and packaging materials, they were able to offset most of those cost increases through price adjustments and production improvements. In addition, the Peco acquisition contributed $3.8 million to operating profit for the third quarter of 2008. The Company incurred approximately $800,000 in costs, including a pension plan curtailment cost, related to closing an HVAC filter manufacturing plant in North Carolina during the third quarter of 2008. The Company also incurred $230,000 of additional pension expense related to remeasurement of its pension plan assets and obligations. Despite these charges and rising raw material costs, the Company achieved higher operating profit and operating margin for the third quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
The Engine/Mobile Filtration segment’s operating profit grew 7.7% in the third quarter of 2008 from the third quarter of 2007’s profit of $26,629,000. The segment’s operating margin of 24.3% for the third quarter of 2008 increased almost one point from 23.7% in the third quarter of 2007. The Company achieved the margin increase through a combination of price increases and cost reduction initiatives which mostly offset higher raw material costs. The Company expects operating margins for this segment to remain relatively consistent with the current quarter’s level over the next quarter.
On a year-to-date basis, Engine/Mobile Filtration segment’s operating profit increased 5.8% and operating margin increased to 22.8% from 22.5% in 2007’s nine-month period. Operating profit for the year-to-date period was impacted by an $178,000 insurance deductible recorded in the second quarter of 2008 due to a weather-related incident and increased legal costs offset by lower employee health care and benefits. The weakening of the U.S. dollar compared to the prior year period contributed approximately $2 million to operating profit for the nine months ended August 30, 2008. Foreign currency translation did not have a material impact on this segment’s operating profit for the nine months ended September 1, 2007.
The Industrial/Environmental Filtration segment’s operating margin improved to 7.5% from 5.8% in the comparable quarter of 2007, a 1.7 point increase. This included approximately $1,000,000 in charges related to the closing of a HVAC filter manufacturing plant and the pension plan remeasurement. Operating profit grew to $10.4 million, or an increase of $4.3 million from 2007’s third quarter. The Peco acquisition contributed $3.8 million to the segment’s operating profit.
The Peco acquisition integration is progressing. Peco operating margins were strong in the quarter and, excluding purchase accounting adjustments, were higher than in the same period in 2007. Demand for its products is strong and coming from customers in both the United States and overseas, particularly in Asia, due to the continuing strength in the oil and gas market. The Company intends to expand Peco’s aftermarket cartridge sales, which typically have higher margins than sales of vessels to original equipment manufacturers. The Company anticipates that the technical and distribution synergies from combining Peco’s operations with the Company’s will be significant. For example, the Company is developing enhanced versions of certain Peco products using the Company’s nanofiber technology. The Company is also working to utilize Peco’s proprietary filter media to produce a new line of heavy-duty engine fuel filters for the Engine/Mobile Filtration segment. The Company expects Peco’s sales and operating profit, excluding purchase accounting adjustments, for fiscal 2008 will exceed what it had achieved as a private company in its last fiscal year prior to acquisition. For its fiscal year ended May 2007, Peco reported sales of $102 million and operating profit of $12 million.
The HVAC restructuring program is continuing with improved labor and production efficiencies at each of its operating facilities. The Company closed one plant in North Carolina during the quarter and announced the consolidation of four Louisville, Kentucky area facilities into one location in Southern Indiana in 2009. The Company expects continued progress in executing the restructuring program as the facilities receive and install new equipment, improve production processes and train their employees. The Company believes it will reach its goal of an 8% operating margin for its HVAC filter manufacturing operations by the end of 2009 and an overall 10% operating margin for the Industrial/Environmental Filtration segment. The 2008 third quarter included $313,000 for employee termination cost and a pension plan curtailment charge of $516,000. The employee termination cost was paid early in the fourth quarter of 2008. There may be additional costs associated with this plant closing when the Company completely exits the facilities in the fourth quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
For the nine months ended August 30, 2008, the Industrial/Environmental Filtration segment’s operating profit increased to $26,133,000 from $14,472,000 in the nine-month period of 2007 and included approximately $8.0 million related to the acquired Peco business. Operating profit also included the charges related to closing two HVAC filter manufacturing plants in 2008 and $500,000 in cost of sales during the second quarter of 2008 related to a tornado and hail storm that damaged three of the Company’s facilities located in two states. The Company is still repairing its facilities and has not finalized the extent of loss of property or inventory. However, the Company believes any losses exceeding the $500,000 amount will be covered by insurance.
The year-to-date operating margin of 6.5% for the Industrial/Environmental Filtration segment improved 1.8 points from the same period of 2007. The Peco acquisition contributed more to operating profit in the second and third quarters of 2008 than to the first quarter of 2008 due to transition costs and the impact of purchase accounting adjustments during the first quarter of 2008. One of the purchase accounting fair value adjustments that affected the first quarter of 2008 related to manufacturing profit in inventory at the acquisition date. This lowered operating profit by approximately $1.5 million in the first quarter of 2008. In addition to the inclusion of the Peco acquisition, overall operating profit improved due to higher sales of plastic and polymer fiber and resin filters, environmental equipment and replacement cartridge sales and filters used in aviation fuel, aerospace and oil and gas applications.
The Packaging segment’s operating profit of $1,747,000 in the 2008 third quarter declined by 7.7% compared to last year’s third quarter though 2008’s third quarter operating margin was relatively unchanged at 8.8%. Although sales were lower in the third quarter of 2008 compared to third quarter of 2007, the segment continued to implement price increases and cost reduction initiatives to offset most of its raw material cost increases. Operating profit for the nine months ended August 30, 2008 grew 14.0% to $4,423,000 compared to $3,880,000 for the same period in 2007 and operating margin grew one point to 7.7%. The Company believes operating profit and margin in this segment for fiscal 2008 will exceed that of fiscal 2007.
OTHER INCOME/(EXPENSE)
Net other expense for the 2008 third quarter of $1,349,000 compared to net other income of $53,000 for the same quarter of 2007. The most significant change from the 2007 quarter relates to interest expense of $1,313,000 recorded during the third quarter of 2008 related primarily to debt incurred at the beginning of the fiscal year to acquire Peco and to repurchase Company stock. In addition, the Company recorded a charge of $84,000 related to the fair value of an interest rate swap agreement. For the nine-month period, net other expense of $4,675,000 in 2008 compared to net other income of $281,000 in 2007 primarily due to $4,175,000 of increased interest expense that included a year-to-date charge of $1,421,000 related to a mark-to-market adjustment on a two-year interest rate swap. The $1,421,000 year-to-date interest charge will reverse over the next five quarters and reduce interest expense over that period although the amount recognized in any one quarter will vary depending on interest rates.
PROVISION FOR INCOME TAXES
Earnings before income taxes and minority interests for the quarter and nine months ended August 30, 2008 totaled $39,471,000 and $101,342,000, respectively, compared to $34,675,000 and $89,984,000 for the comparable periods in 2007. The provision for income taxes for the quarter and nine months ended August 30, 2008 was $13,578,000 and $34,422,000, respectively, compared to $7,999,000 and $25,878,000 for the comparable periods in 2007. For the third quarter ended

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
August 30, 2008, the effective tax rate was 34.4%. The unusually low rate of 23.1% for the third quarter of 2007 was due to an after-tax gain of approximately $4 million (or $0.08 per diluted share) related to the completion of various income tax audits and the finalization of certain income tax liabilities in the third quarter 2007.
The Company’s effective tax rates for the nine-month periods were 34.0% in 2008 and 28.8% in 2007. During the first quarter of 2008, the Company recorded a $440,000 tax benefit related to a refund it received from one of its overseas subsidiaries arising from changes in certain tax regulations. This caused the effective rate to be lower in the year-to-date period of 2008 than in the 2008 third quarter. The expiration of the Research and Experimentation Tax Credit in fiscal 2008 also raised the effective tax rate in 2008 compared to 2007. During the first quarter 2007, the Company recognized a cumulative tax benefit of $500,000 from the Research and Experimentation Tax Credit extension that Congress passed in December 2006. Increased tax-exempt interest income, faster profit growth in international operations with lower tax rates than in the U.S., and adjustments to tax reserves also contributed to a lower tax rate for the first nine months of 2007. The Company expects that its overall effective tax rate for fiscal 2008 will be approximately 34.0% to 35.0% reflecting a benefit from expected further growth in lower tax localities and an increase in the benefit from the U.S. domestic manufacturing deduction offset by the expiration of the Research and Experimentation Tax Credit, which is not expected to be renewed during fiscal 2008.
NET EARNINGS AND EARNINGS PER SHARE
Net earnings in the third quarter of 2008 were $25,811,000, or $0.50 per share on a diluted basis, compared to the 2007 third quarter of $26,615,000, or $0.53 per share on a diluted basis, a decrease of 3.0% and 5.7%, respectively. Diluted average shares outstanding were 51,455,710 for the third quarter of 2008, an increase of 1.8% from the average of 50,560,937 for the 2007 quarter. No shares were repurchased during the third quarter of 2008 or 2007.
For the nine months ended August 30, 2008 and September 1, 2007, net earnings were $66,594,000 and $63,917,000, respectively, an increase of 4.2%. Diluted earnings per share increased in the 2008 year-to-date period approximately 4.0% to $1.30 from $1.25 in the first nine months of 2007. Diluted average shares outstanding were 51,252,593 for the first nine months of 2008, an increase of 0.5% from the average of 51,001,420 for the 2007 comparable period. The 1,000,000 shares repurchased during first quarter 2008 and the 2,272,477 shares repurchased in the latter nine months of fiscal year 2007 under the Company’s share repurchase program were offset by the issuance of 2,137,797 shares in the Peco acquisition and normal stock issuances under the Company’s stock award plans.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
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
Cash and short-term investments at August 30, 2008 of $51,999,000 increased over $11 million from $40,943,000 at fiscal year-end 2007. The current ratio of 2.7 at third quarter-end 2008 decreased from 3.3 at year-end 2007. Long-term debt of $97,383,000 at August 30, 2008 included a net $80,000,000 of borrowings during the first nine months of 2008 under the Company’s revolving credit agreement to fund a portion of the Peco acquisition and stock repurchases. The credit facility includes a $40 million letter of credit line subline, against which $8,491,000 had been issued at the end of the third quarter of 2008. The Company was in compliance with all financial covenants related to its debt agreements throughout the first nine months of 2008. The ratio of total debt to total capitalization, defined as long-term debt plus total shareholders’ equity, was 13.0% at the end of the 2008 third quarter compared to 3.0% at fiscal year-end 2007.
The Company had 50,776,403 shares of common stock outstanding as of August 30, 2008 compared to 49,218,822 shares outstanding at fiscal year-end 2007. Shareholders’ equity increased to $652,209,000 from $555,730,000 at fiscal year-end 2007 primarily as a result of net earnings, stock issuances related to the Peco acquisition and stock option activity offset by stock repurchases of $37,260,000, dividend payments of $12,259,000 and an after-tax adjustment of $6,478,000 to accumulated other comprehensive income related to the remeasurement of pension plan assets and obligations.
Cash generated by operating activities was $75,214,000 for the nine-month 2008 period compared to $98,980,000 for the same period in the prior year, mainly due to higher balances of short-term investments compared to the year ago quarter. There were no other significant changes in working capital. For the nine-month period of 2008, cash flows for investing activities of $102,041,000 were higher than $40,057,000 for the same period of 2007 primarily due to $75,329,000 of cash paid for business acquisitions, $2,000,000 of cash invested in BPT and $24,851,000 invested in plant asset additions. During fiscal 2008, the Company expects to continue to invest in additional plant assets due to its restructuring program in the Industrial/Environmental Filtration segment, expansion programs for new products and production lines and new warehouse and inventory management systems. Cash flows provided by financing activities in the nine-month 2008 period were $33,978,000 compared to cash flows used of $57,401,000 for the same period in the prior year principally due to net borrowings of $80,000,000 under the Company’s credit facility partially offset by $37,260,000 used to purchase the Company’s common stock during the nine-month 2008 period. Dividend payments of $12,259,000 in the nine-month period of 2008 increased over 11% from payments of $11,017,000 during the same period of 2007.
The Company believes that its current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, complete the HVAC filter manufacturing restructuring plans, provide for interest payments and required principal payments related to its debt agreements, repurchase Company stock and fund acquisitions. The Company’s strategy includes actively reviewing possible acquisitions. Any such acquisitions may affect operating cash flows and may require changes in the Company’s debt and capitalization.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Capital expenditures in fiscal year 2008 are expected to be approximately $35 million and will be used primarily for normal facility maintenance and improvements, expansion of technical facilities, a new inventory management system, productivity improvements, the HVAC restructuring program, new products and filter media development. The Company has delayed capacity expansion at certain of its domestic manufacturing plants due to the uncertain U.S. economy; however, it is not delaying investments planned for the HVAC restructuring program, new product development, new media development, overseas manufacturing expansion or expansion of the Company’s technical and research facilities. Capital spending in fiscal 2008 related to the restructuring program is anticipated to be approximately $17 million, including approximately $8 million spent in the first nine months of 2008. Future repurchases of Company stock under the remaining authorized amount of $187.2 million will depend on cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions and the market price of the Company’s common stock. The Company has no material long-term purchase commitments. The Company is committed to restructuring its HVAC operations as discussed previously. Although no significant long-term purchase commitments were entered into as of quarter-end, approximately $5 million of equipment related to the restructuring was on order. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.
The following table summarizes the Company’s fixed cash obligations as of August 30, 2008 for the periods indicated:

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-Term Debt (excluding line of credit)	$17,514	$131	$207	$1,356	$15,820
Interest Payable on Long-Term Debt (excluding line of credit)	9,600	700	1,400	1,300	6,200
Line of Credit	80,000	—	—	80,000	—
Interest Payable on Line of Credit	16,920	3,384	6,768	6,768	—
Unfunded Pension Plan	19,002	277	5,315	12,569	841
Operating Leases	44,390	9,550	18,265	8,338	8,237

Total	$187,426	$14,042	$31,955	$110,331	$31,098

Interest payments on the Company’s variable rate debt are determined based on current interest rates as of August 30, 2008. The $80 million outstanding at August 30, 2008 under the Company’s five-year revolving credit agreement will be due December 2012. Annual interest payments related to the $80 million will be approximately $850,000 (or $3.4 million on an annualized basis) for each of the next five quarters based on the swap agreement entered into at the beginning of fiscal year 2008. After that, interest will be paid at a variable rate based on LIBOR plus or minus applicable margins. The amounts in the table above related to the line of credit assume a similar annual interest rate for the remaining term as that of the first two years.
The Company has a non-qualified pension plan covering certain employees in the Company’s management. The plan is discussed in detail in the Company’s 2007 Form 10-K. The expected payments to be made under this plan are shown in the table above and are largely not funded. Other expected payments under the Company’s qualified pension and other postretirement benefit plans are detailed in the Company’s 2007 Form 10-K and in Note 10 to the Consolidated Condensed Financial Statements included in this Form 10-Q.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
As of August 30, 2008, the Company’s liability for uncertain income tax provisions reported in accordance with the Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was $1,991,000 including interest. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to various operating leases. The Company had no significant variable interest entity or special purpose entity agreements during 2008 or 2007. On January 2, 2008, the Company entered into an interest rate agreement with a bank to manage its interest rate exposure on certain amounts outstanding under its $250 million revolving credit agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus applicable margins and receive a three-month LIBOR on a notional amount of $100 million and expires January 1, 2010. This will mitigate the Company’s interest rate risk until January 2010. The fair value of the interest rate agreement at August 30, 2008 was $1,421,000. This was recorded as part of other long-term liabilities.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Continued
Outlook
The Company believes its sales and operating margin will improve in the fourth quarter of 2008 as compared with the fourth quarter of 2007 with international sales growth expected to continue at a rate higher than the Company’s domestic growth rate. Although Asian business continues to be strong as of the end of the Company’s third quarter of 2008, the Company’s European business appears to be slowing from a good first half of 2008. The Company’s diversification into many different, though complementary, filtration lines has resulted in an operation with increasingly stable sales and profits on a company-wide basis. The Company is focused on the filtration aftermarket which provides a strong base of recurring revenues.
Costs continue to increase for both raw materials and operating expenses at a higher rate than in the previous several years although there has been some indication of softening in commodity prices toward the end of third quarter 2008. The Company’s principal raw materials include various types and grades of steel, filter media, packaging materials, aluminum, specialty metals, gaskets and resins. The major increases in the Company’s operating costs, excluding employee compensation, include freight and shipping charges, health care and energy costs. In most cases, the Company has successfully passed through the large majority of cost increases by increasing its product prices. To the extent the Company has not be able to do this, it expects to offset any remaining cost increases with productivity improvements driven by technology investments and changes in production processes. This is an unrelenting focus for the Company given current inflationary pressures, which are not expected to abate in the near future. The Company believes it has a strong balance sheet, strong and consistent cash flows and operates in the filtration aftermarket where the effects of inflationary and economic cycles are usually muted.
Based on its first nine months results and current backlog, the Company expects its fiscal 2008 sales to grow by approximately 17% from fiscal 2007. The Company believes it will post record sales and profits for the 16th consecutive year in fiscal 2008 and anticipates diluted earnings per share for 2008 will be in the $1.88 to $1.93 range. This range includes approximately $0.01 to $0.02 accretion from the Peco acquisition.
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
This Third Quarter 2008 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
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
The Company believes that its expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from the Company’s expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. These and other uncertainties are discussed in the “Risk Factors” section of this Form 10-Q and the Company’s 2007 Form 10-K. The future results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2008 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risks described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I — Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The information required hereunder is set forth on Page 28 of the Quarterly Report under the captions “Management’s Discussion and Analysis — Other Matters — Market Risk.”
Part I — Item 4. Controls and Procedures.
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 30, 2008. Based on their evaluation, such officers concluded that the Company’s disclosure controls and procedures pursuant to Rules 13a — 15(e) of the Exchange Act were effective as of August 30, 2008, in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended August 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II — Other Information (Continued)
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 25, 2007, the Company’s Board of Directors approved a three-year Stock Repurchase Program, pursuant to which the Company from time to time may purchase up to $250 million of the Company’s Common Stock in the open market or through privately negotiated transactions until June 25, 2010. The Company has no obligation to repurchase stock under the program, and the timing, actual number and value of shares to be purchased depend on market conditions and the Company’s then-current liquidity needs. As set forth in the table below, the Company did not repurchase any shares during the fiscal quarter ended August 30, 2008. The amount of $187,210,241 remained available for purchase under such program at the end of the third quarter of 2008.

COMPANY PURCHASES OF EQUITY SECURITIES (1)
			(c)
			Total
			number of	(d)
			shares	Approximate
			purchased	dollar value of
			as part of	shares that may
	(a)	(b)	publicly	yet be
	Total number	Average	announced	purchased
	of shares	price paid	plans or	under the plans
Period	purchased	per share	programs	or programs
June 1, 2008 through June 30, 2008	—	$—	—	$187,210,241

July 1, 2008 through July 31, 2008	—	$—	—	$187,210,241

August 1, 2008 through August 30, 2008	—	$—	—	$187,210,241

Total	—	$—	—	$187,210,241

(1)	Stock Repurchase Program announced June 25, 2007, for aggregate purchases up to $250 million. Program expires June 25, 2010.

Part II — Other Information (Continued)
Item 6. Exhibits

a.	Exhibits:

	31	(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31	(ii)	Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CLARCOR Inc.
(Registrant)

September 19, 2008	By	/s/ Norman E. Johnson

(Date)		Norman E. Johnson
Chairman of the Board, President and
Chief Executive Officer

September 19, 2008	By	/s/ Bruce A. Klein

(Date)		Bruce A. Klein
Vice President — Finance and
Chief Financial Officer