Form 10-K
period 2008-11-29
CLARCOR INC
filed 2009-01-23
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 29, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-11024

CLARCOR Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	36-0922490

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 Crescent Centre Drive, Suite 600, Franklin, TN	37067

(Address of principal executive offices) Registrant’s telephone number, including area code:	(Zip Code) 615-771-3100

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of registrant’s most recently completed second fiscal quarter was $2,203,486,540.

There were 50,868,644 shares of Common Stock outstanding as of January 16, 2009.

Certain portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders (“Proxy Statement”), currently anticipated to be held on March 23, 2009, are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended November 29, 2008.

PART I

Item 1.	Business.

(a)	General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the “Company” and terms such as “we” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30. For fiscal year 2008, the year ended on November 29, 2008 and included 52 weeks. For fiscal year 2007, the year ended December 1, 2007, and included 52 weeks. For fiscal year 2006, the year ended December 2, 2006 and included 52 weeks. In this 2008 Annual Report on Form 10-K (“2008 Form 10-K”), all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

Certain Significant Developments

Acquisitions

As reported in our previous SEC filings, the Company completed the following three acquisitions during fiscal year 2008.

In December 2007 (which is part of fiscal year 2008), the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including the oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper industries. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the oil and natural gas industries. The purchase price was approximately $145.8 million excluding cash acquired and including acquisition costs. The Company issued 2,137,797 shares of Company common stock with a value of approximately $72 million and paid the remaining purchase price with available cash of approximately $5.3 million and approximately $80 million of cash borrowed under the Company’s multicurrency revolving credit agreement. The business is included in the Industrial/Environmental Filtration Segment from the date of acquisition.

In December 2007 (which is part of fiscal year 2008), the Company purchased a distributor of engineered filtration products in Canada for approximately $1.4 million including acquisition costs. Of the purchase price, $811,000 was paid at closing and the remaining $591,000 is to be paid over the four years following closing. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition.

In May 2008, the Company acquired a 30% share in BioProcess H2O LLC (“BPT”), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for $4 million, payable $2 million in cash at closing with the remaining $2 million to be paid by December 31, 2009. Under the terms of the agreement with BPT, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPT’s operating income.

In addition, as announced in our press release dated December 29, 2008, the Company acquired 100% of the share capital of Keddeg Company (“Keddeg”) on December 29, 2008 (which is in fiscal year 2009), for approximately $6 million in cash, plus related transaction expenses. Keddeg is a manufacturer of filtration products and technologies used in the aviation industry, and is based in Lenexa, Kansas. Keddeg is being merged with CLARCOR’s Purolator Facet operations, and its results will be included in the Industrial/Environmental Filtration Segment from the date of acquisition. Keddeg’s results of operations are not included in this 2008 Form 10-K.

HVAC Production Restructuring (CLC Air)

In July 2006, the Company announced a major restructuring of its HVAC production at CLARCOR Air Filtration Products, Inc. (“CLC Air”) within its Industrial/Environmental Filtration Segment. This restructuring is anticipated to cost approximately $26 million in capital investment and expense over four years and result in a $14 million annual increase in operating profits of the Company’s Industrial/Environmental Filtration Segment by the end of fiscal year 2010. The Company hopes to achieve these profit increases by the end of 2010 by more fully automating its HVAC filter production processes and more rationally locating its production facilities throughout the United States. As part of this restructuring, the Company closed one CLC Air plant in North Carolina and one plant in Iowa during fiscal year 2008 and in December 2008 initiated the consolidation of four Louisville, Kentucky area facilities into one location in Jeffersonville, Indiana. The Company expects continued progress in executing the restructuring program as the CLC Air facilities receive and install new equipment, improve production processes and train their employees.

(b)	Financial Information About Industry Segments

During fiscal 2008, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging. These segments are discussed in greater detail below. Financial information for each of the Company’s business segments for the fiscal years 2006 through 2008 is included in Note P to Notes to Consolidated Financial Statements. See pages F-30 through F-32 in this 2008 Form 10-K.

(c)	Narrative Description of the Business

Engine/Mobile Filtration

The Company’s Engine/Mobile Filtration Segment sells filtration products used on engines and in mobile equipment applications, including trucks, automobiles, buses and locomotives, and marine, construction, industrial, mining and agricultural equipment. The segment’s filters are sold throughout the world, primarily in the replacement market. In addition, some “first-fit” filters are sold to original equipment manufacturers. At one of its Engine/Mobile filtration plants, the Company also manufactures dust collection cartridges, including cartridges incorporating the Company’s Proturatm nanofiber filtration media. These cartridges are used in environmental filtration applications.

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

The Company’s sale of filtration products for use in automobiles occurs exclusively in the replacement market (i.e., the Company does not sell “first-fit” automotive filters to automobile manufacturers). The Company does provide filtration products and services directly to automobile manufacturers for use in their manufacturing facilities but not for use in the vehicles that are manufactured in these facilities. A decrease or complete loss of the Company’s sales directly to automobile manufacturers for use in their manufacturing facilities would not be expected to have a material effect on the Company’s financial performance.

Industrial/Environmental Filtration

The Company’s Industrial/Environmental Filtration Segment centers around the manufacturing and marketing of filtration products used in industrial and commercial processes, and in buildings and infrastructures of various types. The segment’s products are sold throughout the world, and include liquid process filtration products and air filtration products and systems used to maintain high interior air quality and to control exterior pollution.

The segment’s liquid process filtration products include specialty industrial process liquid filters; filters for pharmaceutical processes and beverages; filtration systems, filters and coalescers for the oil and natural gas industry; filtration systems for aircraft refueling, anti-pollution, sewage treatment and water recycling; bilge water separators; sand control filters for oil and gas drilling; and woven wire and metallic products for filtration of plastics and polymer fibers. These filters use a variety of string wound, meltblown, and porous and sintered and non-sintered metal media, woven wire, and absorbent media.

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

Packaging

The Company’s consumer and industrial packaging products business is conducted by a wholly-owned subsidiary, J.L. Clark, Inc. (“J.L. Clark”).

J.L. Clark manufactures a wide variety of different types and sizes of containers and packaging specialties. Metal, plastic and combination metal/plastic containers and closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (e.g., tea, coffee, spices, cookies, candy, mints and other confections); tobacco products; toiletries; playing cards; cosmetics and pharmaceuticals. Other packaging products include shells for dry batteries, canisters for film and candles, spools for insulated and fine wire, and custom decorated flat metal sheets.

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

Financial information related to the geographic areas in which the Company operates and sells its products is included in Note P to Notes to Consolidated Financial Statements. See pages F-30 through F-32 in this 2008 Form 10-K.

Class of Products

No class of similar products accounted for 10% or more of the total sales of the Company in any of the Company’s last three fiscal years.

Raw Materials

The primary raw materials the Company uses to manufacture its products include various types of steel, adhesives, plastic and paper products and filter medias made from materials such as wood pulps, metals, polyester and other synthetic fibers, fiberglass and cotton. All of these are purchased and are available from a variety of sources. The Company experienced significant price volatility during most of fiscal year 2008, with the price of many commodities increasing dramatically during the first three quarters, followed by a decrease for many of these commodities in the fourth quarter. The Company was able to procure adequate supplies of raw materials throughout fiscal year 2008 and does not anticipate procurement problems in 2009.

Patents, Trademarks and Trade names

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

With respect to trademarks and trade names, the Company believes that trademarks and trade names it uses in connection with certain products (such as “Baldwin”, “Purolator,” “Peco” and “Facet”) are valuable and significant to its business.

Seasonality

In general, the Company’s products and service offerings are not seasonal in nature, although certain of our operating companies in all our segments experience modest seasonal increases and decreases with respect to products and services supplied to particular end-use customers or industries. These shifts are normally not material to the Company on a consolidated basis.

Customers

The largest 10 customers of the Engine/Mobile Filtration Segment accounted for 24% of the approximately $439,033,000 of fiscal year 2008 sales of such segment.

The largest 10 customers of the Industrial/Environmental Filtration Segment accounted for 16% of the approximately $543,112,000 of fiscal year 2008 sales of such segment.

The largest 10 customers of the Packaging Segment accounted for 72% of the approximately $77,456,000 of fiscal year 2008 sales of such segment.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2008 sales.

Backlog

At November 30, 2008, the Company had a backlog of firm orders for products of approximately $93,330,000. The backlog figure for November 30, 2007 was approximately $91,689,000. Substantially all of the orders on hand at November 30, 2008 are expected to be filled during fiscal year 2009. The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of fiscal year 2009 sales.

Competition

The Company encounters strong competition in the sale of all of its products. The Company competes in a number of filtration markets against a variety of competitors. The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data. However, in the replacement market for heavy-duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five companies worldwide measured by annual sales. In addition, the Company believes that it is a leading manufacturer of liquid and air filters for diesel locomotives. The Company believes that for industrial and environmental filtration products, it is among the top ten companies worldwide measured by annual sales, and is a market leader with respect to filtration products used in the oil and gas industries.

In the Packaging Segment, the Company’s principal competitors include several manufacturers that often compete on a regional basis only and whose specialty packaging segments are smaller than the Company’s. Strong competition is also presented by manufacturers of paper, plastic and glass containers. The Company’s competitors generally manufacture and sell a wide variety of products in addition to packaging products of the type produced by the Company and do not publish separate sales figures relative to these competitive products. Consequently, the Company is unable to state its relative competitive position in those markets.

The Company believes that it is able to maintain its competitive position because of the quality and breadth of its products and services and the broad geographic scope of its operations. The Company’s products primarily compete on the basis of price, performance, speed of delivery, quality and customer support.

Product Development

The Company develops products on its own and in consultation or partnership with its customers. In addition to product testing and development that occurs at the Company’s various subsidiaries, the Company maintains the CLARCOR Filtration Research Center, a standalone research and development center in Forrest Park, Ohio (“CFRC”). The Company’s laboratories, including the CFRC, test product components and completed products to insure high-quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters, filtration systems and packaging products for particular uses. Product development is concerned with the improvement and creation of new filters and filtration media, filtration systems, containers and packaging products in order to increase their performance characteristics, broaden their respective uses and counteract obsolescence.

In fiscal year 2008, the Company employed approximately 88 professional employees, including 4 at the CFRC, on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $14,029,000 on such activities as compared with $11,241,000 for fiscal year 2007 and $9,748,000 for fiscal year 2006.

Environmental Factors

The Company is not aware of any facts which would cause it to believe that it is in material violation of existing applicable standards with respect to emissions to the atmosphere, discharges to waters, or treatment, storage and disposal of solid or hazardous wastes.

The Company is party to various proceedings relating to environmental issues. The U.S. Environmental Protection Agency and/or other responsible state agencies have designated the Company as a potentially responsible party (PRP), along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute.

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

The Company does anticipate, however, that it may be required to install additional pollution control equipment to augment or replace existing equipment in the future in order to meet applicable environmental standards. The Company is presently unable to predict the timing or the cost of any project of this nature and cannot give any assurance that the cost of such projects may not have a material adverse effect on earnings. However, the Company is not aware, at this time, of any other additional significant current or pending requirements to install such equipment at any of its facilities.

Employees

As of November 30, 2008, the Company had approximately 5,500 employees.

(d)	Financial Information About Foreign and Domestic Operations and Export Sales

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note P to Notes to Consolidated Financial Statements. As noted therein, total international sales for the Company in fiscal year 2008 were $335,000. See page F-32 in this 2008 Form 10-K. In addition, see “Item 1A — Risk Factors” below for a discussion of certain risks of foreign operations.

(e)	Available Information

The Company’s Internet address is www.clarcor.com. The Company makes available, free of charge, on this website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the following corporate governance documents can be found on this website: (a) charters for the Audit Committee, the Director Affairs/Corporate Governance Committee and the Compensation Committee of the Board of Directors; (b) Corporate Conduct Guidelines; (c) Code of Ethics for Senior Financial Officers, which includes the Chief Executive Officer; (d) Corporate Governance Guidelines; (e) Disclosure Controls and Procedures; (f) Procedures Regarding Reports of Misconduct or Alleged Misconduct; (g) the Company’s By-laws; (h) Instructions for Communication with Directors, and (i) Insider Trading Policy. Copies of all of these documents can also be obtained, free of charge, upon written request to the Corporate Secretary, CLARCOR Inc., 840 Crescent Centre Drive, Suite 600, Franklin, TN 37067. The information contained on the Company’s website is not incorporated herein or otherwise considered to be a part of this 2008 Form 10-K.

Item 1A.	Risk Factors.

Our business faces a variety of risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other information in this 2008 Form 10-K.

Our business is affected by the health of the markets we serve.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial and trucking markets. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in fuel costs, although the replacement nature of our products helps mitigate the effects of these changes. In addition, a continued general economic downturn may have an adverse effect on sales of more expensive filtration systems and products, such as capital equipment sold by Peco (which may be affected by a decrease in the cost of oil and natural gas), United Air Specialists and our Facet companies. A continued economic downturn in the markets we serve may result in reductions in sales and pricing of our products, which could reduce future earnings and cash flow.

Adverse macroeconomic and business conditions may significantly and negatively affect our revenues, profitability and results of operations.

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers are facing credit issues and could experience cash flow problems and other financial hardships. Consumer confidence and spending are down significantly.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations.

Our access to borrowing capacity could be affected by the turmoil and uncertainty impacting credit markets generally.

As a result of current economic conditions, including turmoil and uncertainty in the capital markets, credit markets have tightened significantly such that the ability to obtain new capital has become more challenging and more expensive. In addition, several large financial institutions have either recently failed or been dependent on the assistance of the U.S. federal government to continue to operate as a going concern. Although we believe that the banks under our credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future. If any of the banks in the lending group were to fail, it is possible that the borrowing capacity under our credit facility would be reduced. In the event that the availability under our credit facility were reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, (ii) accessing the public capital markets, or (iii) delaying certain of our existing development projects. If it became necessary to access additional capital, it is likely that any such alternatives in the current market would be on terms less favorable than under our existing credit facility terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Approximately 32% of our sales result from exports to countries outside of the United States and from sales of our foreign business units. As part of our business strategy, we expect to expand our international operations through internal growth and acquisitions. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Among others, these risks include:

•	local political and social conditions, including potential hyperinflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for the Company;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	increased risk of corruption, self-dealing or other unethical practices that may be difficult to detect or remedy;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	imposition or increase of restrictions on investment; and

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

The occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations or on our financial condition and results of operations.

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, resins, plastics, paper and packaging materials. Materials comprise the largest component of our costs, representing over 40% of the costs of our net sales in fiscal year 2008. Increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation, energy and health care costs have risen steadily over the past few years and represent an increasingly important burden for the Company. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

As part of our growth strategy, we plan to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. We may be unable to find or consummate future acquisitions at acceptable prices and terms. We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions involve a number of special risks and factors, including:

•	the focus of management’s attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;

•	the incorporation of acquired products into our product line;

•	the increasing demands on our operational and information technology systems;

•	potentially insufficient internal controls over financial activities or financial reporting at an acquired company that could impact us on a consolidated basis;

•	the failure to realize expected synergies;

•	the potential loss of customers as a result of changes in control;

•	the possibility that we have acquired substantial undisclosed liabilities; and

•	the loss of key employees of the acquired businesses.

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

The Company is relatively decentralized in comparison with its peers. While we believe this practice has catalyzed our growth and enabled us to remain responsive to opportunities and to our customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management. This presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would in a more centralized environment. In addition, it means that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment. Depending on the nature of the initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments.

The Company has no unresolved SEC comments.

Item 2.	Properties.

The various properties owned and leased by the Company and its operating units are considered by it to be in generally good repair and well maintained. Plant asset additions in fiscal year 2009 are estimated at $30-$40 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.

The following is a description of the real property owned or leased by the Company or its affiliated entities, broken down by business segment. All acreage and square foot measurements are approximate.

Corporate Headquarters

The Company’s corporate headquarters are located in Franklin, Tennessee, and housed in 23,000 sq ft of office space under lease to the Company. The Company also owns a parcel of undeveloped land in Rockford, Illinois totaling 6 acres. The Company also leases approximately 14,400 square feet of space in Forrest Park, Ohio, which is occupied by the CFRC.

Engine/Mobile Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased

Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space.	Owned
Kearney, NE	42 acre site with 516,000 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space and 40,000 sq ft of office space.	Owned
Lancaster, PA	11.4 acre site with 168,000 sq ft of manufacturing and office space.	Owned
Yankton, SD	20 acre site with 170,000 sq ft of manufacturing space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased

Warrington, Cheshire, England	4 acre site with two facilities totaling 71,000 sq feet for manufacturing, warehousing and office space.	Owned
Weifang, People’s Republic of China	14 buildings, constituting 300,000 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	3 acre site with 76,000 sq ft of manufacturing, warehousing and office space.	Owned
Casablanca, Morocco	4 acre site with 95,000 sq ft of manufacturing, warehousing and office space.	Owned

In addition to the above properties, the Engine/Mobile Filtration Segment leases and operates smaller facilities in Australia, Belgium, South Africa and the United Kingdom in order to manufacture and/or distribute applicable filtration products.

Industrial/Environmental Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased

Auburn Hills, MI	55,000 sq ft of warehousing and office space.	Leased
Blue Ash, OH	17 acre site with 157,000 sq ft of manufacturing and office space.	Owned
Campbellsville, KY	100 acre site with 290,000 sq ft of manufacturing and office space.	Owned
Corona, CA	84,000 sq feet of manufacturing, warehousing and office space.	Leased
Dallas, TX	83,500 sq feet of manufacturing, warehousing and office space.	Leased
Greensboro, NC	21 acre site with 88,000 sq ft of manufacturing, warehousing and office space.	Owned
	97,000 sq ft of manufacturing, warehousing and office space.	Owned
Goodlettsville, TN	33,000 sq ft of warehouse space.	Owned
Henderson, NC*	25 acre site with 235,000 sq feet of manufacturing, warehousing and office space.	Owned
Houston, TX	88,000 sq ft of manufacturing, warehousing and office space.	Leased
Houston, TX	14,000 sq ft of warehousing and office space.	Leased
Jeffersontown, KY	7.5 acre site with 100,000 sq ft of manufacturing and office space.	Owned
Jeffersonville, IN**	450,000 sq feet of manufacturing, warehousing and office space.	Leased
Louisville, KY	99,000 sq feet of manufacturing, warehousing and office space.	Leased
Mineola, NY	5 buildings totaling approx 31,000 sq ft of manufacturing and office space.	Leased
Mineral Wells, TX	46 acre site with 351,000 sq feet of manufacturing, warehousing and office space.	Owned
	35,000 sq ft of warehousing space.	Leased
New Albany, IN	142,000 sq feet of manufacturing, warehousing and office space.	Leased
Ottawa, KS	41,000 sq ft of manufacturing and office space.	Owned
Rockford, IL	83,000 sq feet of manufacturing, warehousing and office space.	Leased
Pittston, PA	250,000 sq feet of manufacturing, warehousing and office space.	Leased
Sacramento, CA	108,000 sq feet of manufacturing, warehousing and office space.	Leased
	40,000 sq feet of manufacturing, warehousing and office space.	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space.	Owned
Tulsa, OK	16 acre site with 142,000 sq ft of manufacturing and office space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased

Calgary, Alberta, Canada	25,000 sq feet of manufacturing, warehousing and office space.	Owned
St. Catharines, Ontario, Canada	25,000 sq ft of warehouse space. Right to occupy 40,000 sq ft total (15,000 sq ft currently being sublet).	Leased
La Coruña, Spain	4 acre site with 61,000 sq ft of manufacturing and office space.	Owned
Queretaro, Mexico	5 acre site with 108,000 sq ft of manufacturing, warehousing and office space.	Owned

In addition to the above properties, the Industrial/Environmental Filtration Segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service applicable filtration products: United States: Anaheim, CA; Atlanta, GA; Auburn, WA; Birmingham, AL; Casper, WY; Chantilly, VA; Cincinnati, OH; Clover, SC; Columbus, OH; Commerce City, CO; Dalton, GA; Dallas, TX; Davenport, IA*; Farmington, NM; Fresno, CA; Hayward, CA; Houston, TX; Indianapolis, IN; Jackson, MS; Jasper, IN; Kansas City, MO; Louisville, KY; Milwaukee, WI; Minneapolis, MN; Phoenix, AZ; Portland, OR; Sacramento, CA; Stillwell, OK; Tulsa, OK; Vernal, UT; Wichita, KS. International: Canada; China; France; Germany; Italy; Malaysia; Netherlands; Singapore; United Kingdom; Romania.

*	Manufacturing operations at the owned facility in Henderson, NC and the leased facility in Davenport, IA were shut down in fiscal year 2008.

**	This facility in Jeffersonville, Indiana was leased by the Company in fiscal year 2008. In early fiscal 2009, the Company began consolidating its CLC Air facilities in Louisville, KY, Jeffersontown, KY and New Albany, IN into the Jeffersonville, IN location.

Packaging Segment.

Location	Approximate Size	Owned or Leased

Rockford, IL	34 acre site with buildings totaling 394,000 sq ft of manufacturing, warehousing and office space.	Owned
Lancaster, PA	11 acre site with 243,500 sq ft of manufacturing and office space.	Owned

Item 3.	Legal Proceedings.

The Company is involved in legal actions arising in the normal course of business. Management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company’s consolidated results of operations or financial position.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of January 23, 2009:

	Age at	Year Elected
Name	11/29/08	to Office

Sam Ferrise	52	2003
President, Baldwin Filters, Inc. Mr. Ferrise was appointed President of Baldwin Filters, Inc. in 2000. He became an executive officer of the Company in 2003 while retaining the same title with Baldwin Filters, Inc.

Norman E. Johnson	60	2000
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

Bruce A. Klein	61	1995
Vice President-Finance and Chief Financial Officer. Mr. Klein was employed by the Company and elected Vice President-Finance and Chief Financial Officer in 1995. Mr. Klein also assumed the role of the Company’s “principal accounting officer” when the Company’s former Controller retired in March of 2006.

Richard Larson	59	2006
President, Industrial/Environmental Filtration. Mr. Larson was appointed President of United Air Specialists, Inc. in 2001, President of Clark Filter, Inc. in 2002 and President of Clarcor Air Filtration Products, Inc. in 2006. He became an executive officer of the Company in 2006 and retains each of the foregoing titles and positions with the exception of his position as President of Clarcor Air Filtration Products, Inc., which he held until 2008.

David J. Lindsay	53	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Richard M. Wolfson	42	2006
Vice President — General Counsel and Secretary. Mr. Wolfson was employed by the Company and elected Vice President, General Counsel and Secretary in 2006. Prior to joining the Company, he was a principal of the InterAmerican Group, an advisory services and private equity firm, from 2001 until 2006.

Each executive officer of the Company is elected by the Board of Directors for a term of one year which begins at the Board of Directors Meeting at which he or she is elected, typically held at the time of the Annual Meeting of Shareholders, and ends on the date of the next Annual Meeting of Shareholders or upon their earlier death, resignation or removal in accordance with the Company’s By-Laws.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchase of Equity Securities and Five-Year Performance of the Company.

The Company’s Common Stock is listed on the New York Stock Exchange; it is traded under the symbol CLC.

The following table sets forth the high and low market prices as quoted during the relevant periods on the New York Stock Exchange and dividends per share paid for each quarter of the last two fiscal years.

	Market Price
Quarter Ended	High	Low	Dividends

March 1, 2008	$40.62	$34.03	$0.0800
May 31, 2008	44.20	33.25	0.0800
August 30, 2008	44.25	32.68	0.0800
November 29, 2008	43.17	25.03	0.0900

Total Dividends			$0.3300

	Market Price
Quarter Ended	High	Low	Dividends

March 3, 2007	$35.32	$30.25	$0.0725
June 2, 2007	34.00	29.57	0.0725
September 1, 2007	44.01	32.31	0.0725
December 1, 2007	40.00	32.90	0.0800

Total Dividends			$0.2975

As set forth above, the quarterly dividend rate was increased in fiscal year 2008, and the Company currently expects to continue making dividend payments to shareholders. The Company’s right to make dividend payments is subject to restrictions contained in the credit agreement to which the Company is a party. The Company has never been prevented from making dividend payments under its past credit agreements or its current credit agreement and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 16, 2009 was 2,635.

On June 25, 2007, the Company’s Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, CLARCOR may purchase shares from time to time in the open market or through privately negotiated transactions over the next three years. CLARCOR has no obligation to repurchase shares under the authorization, and the timing, actual number and value of shares to be purchased will depend on CLARCOR’s stock price and market conditions. This authorization replaces CLARCOR’s previous share repurchase authorization which expired on June 16, 2007.

During fiscal year 2008, the Company repurchased 1,000,000 shares of its Common Stock, at a median price of $37.26 per share, and an aggregate cost of approximately $37 million. As set forth in the table below, the Company did not repurchase any shares during the fourth quarter of fiscal year 2008. The Company had a balance of $187,210,241 available to repurchase shares as of November 29, 2008.

COMPANY PURCHASES OF EQUITY SECURITIES(1)

	(a)	(b)	(c)	(d)
				Maximum Approximate
			Total Number of Shares	Dollar Value of
			Purchased as Part of	Shares that may yet
	Total Number of	Average Price Paid	the Company’s Publicly	be Purchased under
Period	Shares Purchased	per Share	Announced Plan	the Plan

Aug. 31 - Sep. 30, 2008	—	$—	—	$187,210,241
Oct. 1 - Oct. 31, 2008	—	$—	—	$187,210,241
Nov. 1 - Nov. 29, 2008	—	$—	—	$187,210,241

TOTAL	—		—	$187,210,241

(1)	The Purchase Plan announced June 25, 2007 for aggregate purchases up to $250 million. The program expires June 25, 2010.

5-Year Performance of the Company

PERFORMANCE GRAPH

The following Performance Graph compares the Company’s cumulative total return on its Common Stock for a five-year period (November 29, 2003 to November 29, 2008) with the cumulative total return of the S&P SmallCap 600 Index and the S&P Industrial Machinery Index.

TOTAL RETURN TO SHAREHOLDERS

Comparison of Five-Year Cumulative Total Return
Among the Company, S&P SmallCap 600 Index and
S&P Industrial Machinery Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100 AND REINVESTMENT OF ALL DIVIDENDS

	November 29,	November 27,	December 3,	December 2,	December 1,	November 29,
	2003	2004	2005	2006	2007	2008

CLARCOR Inc.	100	120.27	140.20	154.86	169.05	153.86
S&P SmallCap 600 Index	100	120.65	135.65	149.94	149.96	95.43
S&P 500 Industrial Machinery Index	100	125.02	124.27	137.18	166.35	92.16

Item 6.	Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2008 Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in millions except per share data)

			Year to			Year to
			Year %			Year %
Years Ended November 30	2008	2007	Change		2006	Change

Net Sales	$1,059.6	$921.2	15.0%		$904.3	1.9%
Operating Profit	151.9	129.8	17.0%		126.3	2.8%
Operating Margin	14.3%	14.1%	0.2	pts.	14.0%	0.1	pts.
Other Income/(Expense)	(6.6)	0.7	N/A		0.6	N/A
Provision for Income Taxes	49.3	39.7	24.3%		43.8	−9.4%
Effective Tax Rate	33.9%	30.4%	3.5	pts.	34.5%	−4.1	pts.
Net Earnings	95.7	90.7	5.5%		82.7	9.6%
Net Earnings Margin	9.0%	9.8%	−0.8	pts.	9.1%	0.7	pts.
Diluted Earnings per Share	$1.86	$1.78	4.5%		$1.59	11.9%
Average Diluted Shares Outstanding	51,410,436	50,885,314	1.0%		52,176,515	−2.5%

Fiscal 2008 was the 16th consecutive year of annual sales and earnings growth for CLARCOR. Fiscal 2008 sales, operating profit and net earnings increased from fiscal 2007 by 15.0%, 17.0% and 5.5%, respectively. Operating margins improved slightly to 14.3% in 2008. The Company’s diversity of filtration businesses and the breadth of its product lines and customer base offset fluctuations during 2008 in product demand and material costs in many of its markets primarily caused by domestic and global economic factors. For most of 2008, demand was strong for filters used in oil and natural gas exploration and transmission, for filters used on aircraft, agricultural, mining and construction machinery, for aviation fuel filtration systems and filters and for dust collector systems and replacement cartridges. Demand for filters sold to the over-the-road truck market, railroad market and automobile manufacturers and automotive parts suppliers was lower in 2008 compared to 2007. Overseas, and mostly in Asia, growth was solid in 2008 overall; however, the pace began to slow towards the end of the year compared to 2007 and earlier in 2008. Although the Company experienced significant cost increases in metals, petroleum-based products, energy, natural gas, resins, adhesives, packaging materials and filter media during the first three quarters of fiscal 2008, it was able to implement price increases and cost reduction initiatives to offset most cost increases and slightly improve its operating margin over 2007. During the fourth quarter of fiscal 2008, prices declined for these commodities but the impact to the Company input costs was not significant due to outstanding purchase orders. The Company expects to realize cost reductions for purchases of these raw materials beginning in early 2009.

On December 3, 2007, the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers, pulp and paper. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the oil and natural gas industry. Its results are included as part of the Company’s Industrial/Environmental Filtration Segment since the date of its acquisition. The purchase price was approximately $145.8 million including acquisition costs and excluding $11.4 million of cash acquired. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $72 million and paid the remaining purchase price with cash on hand of $5.3 million and approximately $80 million of cash borrowed under the Company’s multi-currency revolving credit agreement. The Peco acquisition added approximately $116 million of sales and $15 million of operating profit in 2008.

Effective May 1, 2008, the Company acquired a 30% share in BioProcess H2O LLC (“BPT”), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for $4 million, payable $2 million in cash with the remaining $2 million to be paid by December 31, 2009. Under the terms of the agreement with BPT, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPT’s operating income. The investment, with a carrying value of approximately $4 million, is being accounted for under the equity method. The Company’s share of BPT’s earnings since the acquisition date is immaterial.

The following are other significant items that occurred during the periods presented:

•	In fiscal 2008, the Company recognized a gain on insurance proceeds of approximately $1.8 million, or $0.03 per diluted share, due to weather-related property damage at four of its facilities.

•	Other expense in 2008 included a $2.0 million charge related to a mark-to-market adjustment on a two-year interest rate swap which will reverse in total over the next thirteen months, reducing interest expense over that period. The actual impact in any given quarter during 2009 is subject to short-term interest rates. In addition, the Company incurred approximately $3.8 million more in interest expense in 2008 compared to the prior year as a result of debt incurred to purchase Peco and to repurchase Company stock early in fiscal 2008.

•	The Company began a restructuring program in 2006 for its heating, ventilating and air conditioning (HVAC) filter operations primarily to rationalize and relocate certain HVAC filter manufacturing plants to improve operating efficiencies and reduce manufacturing and transportation costs. As a part of this plan, the Company discontinued production at facilities in Iowa and North Carolina in 2008 and incurred approximately $1.2 million in costs, including a pension plan curtailment charge. The Company also incurred $0.6 million of additional pension expense related to remeasurement of its pension plan assets and obligations at the time of curtailment.

•	In fiscal 2007, the Company recognized one-time tax benefits of $4.5 million, or $0.09 per diluted share, of which $4 million was recorded in the third quarter of 2007 and was related to the completion of various income tax audits and the finalization of certain income tax liabilities. The other $0.5 million was recorded in the first quarter of 2007 and related to the passage of the Research and Experimentation Tax Credit extension.

•	During fiscal 2006, the Company recorded a $2.7 million charge to operating profit related to a customer’s refusal to pay for products it had ordered and used. In addition, the Company terminated a $10 million annual sales contract with this customer. The Company settled the resulting lawsuit during 2007. The specific terms of the settlement are confidential.

OPERATING RESULTS

SALES

Net sales in fiscal 2008 were $1,059.6 million, a 15.0% increase from $921.2 million in fiscal 2007. The 2008 sales increase was the 22nd consecutive year of sales growth for the Company. Acquisitions during 2008 and 2007 contributed an incremental $118 million to sales in 2008. Fluctuations in foreign currencies increased sales in 2008 by less than 1%, or $9.6 million. In 2007, fluctuations in foreign currencies increased sales by approximately 1.5%, or $13.8 million.

Comparative net sales information related to CLARCOR’s operating segments is shown in the following tables.

			2008 vs. 2007
			Change
NET SALES (Dollars in millions)	2008	% Total	$	%

Engine/Mobile Filtration	$439.0	41.4%	$9.0	2.1%
Industrial/Environmental Filtration	543.1	51.3%	128.6	31.0%
Packaging	77.5	7.3%	0.8	1.1%

	$1,059.6	100.0%	$138.4	15.0%

			2007 vs. 2006
			Change
NET SALES (Dollars in millions)	2007	% Total	$	%

Engine/Mobile Filtration	$430.0	46.7%	$30.9	7.8%
Industrial/Environmental Filtration	414.5	45.0%	(5.9)	−1.4%
Packaging	76.7	8.3%	(8.1)	−9.6%

	$921.2	100.0%	$16.9	1.9%

The Engine/Mobile Filtration Segment’s sales increased 2.1% in 2008 from 2007 and 7.8% in 2007 from 2006. Fluctuations in foreign currencies added approximately $3 million to sales for this segment in 2008 compared to 2007. Approximately $3 million of the 2008 increase and $6 million of the 2007 increase was due to the 2007 acquisition of an 80% ownership share in Sinfa SA (Sinfa), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco. Heavy-duty engine filter sales through independent distributors, in both domestic and international aftermarkets, original equipment manufacturer dealers, truck fleets and national accounts were about even with 2007’s sales. Sales to domestic trucking companies were slow in North America during 2008 and began softening in the rest of the world towards the end of fiscal 2008. Filter markets for off-road applications for construction, mining and agricultural equipment were stronger in 2007 and 2006 than in 2008 as economic conditions in these markets slowed during the latter part of 2008. Heavy-duty engine filter sales grew in Mexico, South Africa and China by double digits in 2008 although growth slowed towards the end of 2008 compared to earlier in the year. Heavy-duty engine filter sales in Europe were relatively unchanged for fiscal year 2008 overall compared to fiscal 2007. Railroad filter sales declined slightly in 2008 from 2007 levels. The Company expects the commercial rail industry to remain soft through most of 2009 as economic pressures continue in the coal, housing and automotive sectors, which are important to the railroad industry. Construction activity is also expected to remain slow in 2009. The Company anticipates over-the-road trucking will rebound slightly towards the end of 2009 as lower fuel prices reduce the costs to ship products. However, the Company expects that 2009 will be an exceptionally difficult year for the U.S. and world economies and that in the first fiscal quarter of 2009, the Company will report lower sales and operating profit than in the first quarter of 2008 in this segment.

The segment implemented price increases in 2008 for its products in response to high energy costs and rising raw material costs, particularly with respect to various grades and types of steel, filter media and oil-based raw materials. The segment will continue to evaluate further price changes in response to changing commodity costs.

Over-the-road truck mileage and railroad traffic began softening in the United States in 2007; however, international Engine/Mobile Filtration operations, led by sales increases of over 15% in China, Australia and Europe, recorded higher sales in 2007 than 2006. New product introductions and the breadth of the segment’s filter product line also contributed to sales growth in 2007 from 2006. Approximately $4.4 million of the sales increase was due to the weakening of the U.S. dollar during 2007 compared to 2006. There was no material impact from currency fluctuations in 2006. Price increases averaged 1% to 2% in 2006. There were no significant price increases in 2007.

The Company’s Industrial/Environmental Filtration Segment reported increased sales of $128.6 million or 31.0% in 2008 from 2007 and decreased sales of $5.9 million or 1.4% in 2007 from 2006. The segment implemented several price increases during 2008 to offset rising commodity costs. Approximately $116 million of the 2008 increase in sales was due to the Peco acquisition. Peco’s sales were higher in 2008 than its previous fiscal year’s sales. The Company experienced strong global demand throughout 2008 for Peco’s filtration products and systems, which are used primarily in the natural gas industry. However, demand in 2009 remains uncertain. The significant reduction in the cost of oil and natural gas will affect drilling programs and the building of transmission facilities and pipelines over the long-term although the impact is expected to be very uneven across geographies. The Company expects less money will be spent on building new facilities if oil and natural gas prices stay at current levels. The Company believes the decline in oil and natural gas prices will eventually result, however, in an increase in usage which would benefit sales of aftermarket filters. The Company’s strategy is to focus heavily on the sale of aftermarket products.

Demand for the segment’s dust collector cartridges, which incorporate Proturatm nanofiber technology, continues to grow. Environmental filtration systems and filter sales for aerospace, polymer and fiber, aviation fuel and specialty filter applications also grew by double digits in 2008 compared with 2007 although the Company experienced slower growth in its fourth quarter than earlier in 2008. If capital spending due to economic conditions throughout the world continues to be slow, the Company expects sales of dust collector systems and other environmental filtration systems to decline in 2009. The Company also expects sales of resin and fiber filters to be slow for 2009.

HVAC filter sales, especially those used in the automotive manufacturing and residential home-building industries, continued to be slow during 2008 compared with 2007. Lower HVAC filter sales partially offset the growth in other product lines within the segment. The Company does not expect to see any improvement in HVAC filter sales until the economy begins to recover. Sales to automobile manufacturers and automotive parts suppliers were less than 4% of the Company’s total sales in 2008. Therefore, the impact of continued weak sales to this industry is not significant to CLARCOR’s total sales. The weakening of the U.S. dollar during 2008 compared to 2007 added approximately $6 million to sales in 2008.

Most of the segment’s sales decrease in 2007 was due to lower sales volume at the Company’s environmental air filter manufacturing operations. Sales at the Company’s HVAC filter manufacturing operations were 13% lower in 2007 than in 2006. This was caused by a number of factors including the elimination of certain low margin customers and delays in deliveries to customers due to transitional issues at the Company’s HVAC plants arising from its HVAC filter restructuring program. As part of the HVAC filter restructuring program, the Company is regionalizing its manufacturing facilities to serve designated areas of the United States with a more complete product line at each facility. This requires moving equipment between facilities and adding new manufacturing plants, such as the plant in Pittston, Pennsylvania which began production late in the second quarter of 2007. As a result of this activity, the HVAC filter plants were sometimes unable to ship customer orders and sales suffered during 2007. The Company believes it has resolved these delivery problems resulting in improved service levels during the fourth quarter of fiscal 2007 and throughout fiscal 2008.

Excluding the results of the HVAC filter manufacturing operations, the Company’s other Industrial/Environmental filtration operations improved sales by approximately 6% in 2007 compared to 2006. Sales growth occurred, both domestically and internationally, in most product lines including process liquid filters, systems and filter cartridges for the aviation fuel and defense sectors, filters for aerospace applications, specialty filtration, pollution control systems, sand control filters used in off-shore oil and gas drilling, filters for plastic and polymer fiber and resin applications and sales to the Company’s Total Filtration Program customers. Sales of environmental filtration equipment were also stronger in 2007 than in 2006. In 2007, the Company introduced dust collector cartridges containing Proturatm nanofiber media, which helped grow sales for this product line in 2007 compared to 2006. A first quarter 2007 acquisition contributed approximately $1 million of sales to 2007. The weakening of the U.S. dollar during 2007 compared to 2006 added approximately $9.4 million to sales for 2007. Changes in currency translation rates did not significantly impact sales growth in 2006.

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

The Packaging Segment’s 2008 sales of $77.5 million were slightly higher than 2007’s sales of $76.7 million. Sales did not significantly increase due to continued slow growth in customers’ sales of their products and delayed new product introductions by the segment’s customers, particularly in the confectionary market. In addition, sales of decorated flat sheet metal, particularly for the film industry, were slow. Sales in 2007 decreased $8.1 million or 9.6% from 2006. The segment’s 2006 sales were unusually strong at $84.8 million due to the introduction of a wide array of new packaging designs, primarily in partnership with major consumer product companies, and price increases. Customer demand for fabricated metal packages, combination metal/plastic packages and plastic packaging was also stronger in 2006.

Operating Profit

Operating profit for 2008 increased 17.0% to $151.9 million from the 2007 level of $129.8 million. Although each of the Company’s segments experienced rising raw materials costs during the year, particularly in steel, resins, adhesives, filter media and packaging materials, they were able to offset most of the cost increases through price adjustments and production improvements. In addition, the acquisition of Peco contributed $15 million to operating profit in 2008. In the second quarter of fiscal 2008, four of the Company’s facilities in three states were damaged in weather-related events. The Company recognized a net gain, resulting from the excess of insurance proceeds received over the net book value of the property, of approximately $1.8 million (net of the $0.7 million deductible paid by the Company) as a reduction of cost of sales. The Company incurred approximately $1.2 million in costs, including a pension plan curtailment cost, related to closing HVAC filter manufacturing plants in Iowa and North Carolina during 2008. The Company also incurred $0.6 million of additional pension expense related to remeasurement of its pension plan assets and obligations at the time of curtailment. Despite these charges, additional bad debt expense and rising raw materials costs, the Company achieved higher operating profit and operating margin for 2008. Operating margin increased slightly to 14.3% in 2008 compared to 14.1% in 2007 and 14.0% in 2006. Although costs for freight and purchased materials, including metal products, filter media and petroleum-based products, have increased significantly over the past two years, price increases to customers have been implemented to help offset the cost increases. During the latter part of 2008, commodity costs related to oil and gas started to decline. This is expected to have an impact on the Company’s cost structure for 2009.

The 2.8% increase in operating profit for 2007 to $129.8 million was primarily due to higher Engine/Mobile Filtration Segment sales, increased specialty and process liquid filtration sales and Company-wide cost reduction efforts that offset losses in the environmental air filter operations. The cost savings during 2007 related to the HVAC restructuring were not significant, although the Company did realize anticipated savings in fiscal 2007 related to a European manufacturing restructuring.

A weakened U.S. dollar in 2008 and 2007 added approximately $1.4 million and $1.5 million, respectively, to operating profit. Foreign currency fluctuations did not have a material impact on consolidated operating profit in 2006. Comparative operating profit information related to the Company’s business segments is as follows.

			2008 vs. 2007
			Change
OPERATING PROFIT (Dollars in millions)	2008	% Total	$	%

Engine/Mobile Filtration	$99.4	65.4%	$0.6	0.6%
Industrial/Environmental Filtration	45.8	30.2%	20.3	80.1%
Packaging	6.7	4.4%	1.2	20.6%

	$151.9	100.0%	$22.1	17.0%

			2007 vs. 2006
			Change
OPERATING PROFIT (Dollars in millions)	2007	% Total	$	%

Engine/Mobile Filtration	$98.8	76.1%	$6.2	6.7%
Industrial/Environmental Filtration	25.5	19.6%	—	—
Packaging	5.5	4.3%	(2.7)	−32.6%

	$129.8	100.0%	$3.5	2.8%

OPERATING MARGIN AS A PERCENT OF NET SALES	2008	2007	2006

Engine/Mobile Filtration	22.6%	23.0%	23.2%
Industrial/Environmental Filtration	8.4%	6.1%	6.1%
Packaging	8.6%	7.2%	9.7%
Total	14.3%	14.1%	14.0%

The Engine/Mobile Filtration Segment reported operating profit of $99.4 million, which was relatively unchanged from 2007 profit of $98.8 million. Operating profit for 2008 was impacted by a charge for an insurance deductible recorded in the second quarter of 2008 due to a weather-related incident, increased legal costs and expense from the expiration of certain sales tax credits offset by lower employee health care, incentive compensation and benefits. The segment’s operating margin of 22.6% remains strong, although it declined slightly from 23.0% for 2007 due to a decline in domestic sales growth overall and higher international sales growth where margins are somewhat lower than in the United States. For fiscal 2009, the Company expects overall operating margin for this segment to decline slightly. The weakening of the U.S. dollar for 2008 compared to 2007 added less than $1 million to operating profit for 2008. Operating profit for 2007 improved 6.7% from 2006 primarily from sales growth and continued cost reduction efforts partially offset by a litigation settlement. The impact of foreign currency fluctuations to this segment’s operating profit for 2008 and 2007 was not material.

The Industrial/Environmental Filtration Segment reported operating profit of $45.8 million in 2008, an 80.1% increase over 2007 profit of $25.5 million. Operating margins improved from 6.1% in 2007 to 8.4% in 2008, a 2.3 percentage point increase. The Peco acquisition accounted for approximately $15 million of the increase in operating profit. This segment recognized a gain, resulting from the excess of insurance proceeds received over the net book value of the property, of approximately $2.0 million (net of the $0.5 million deductible paid by the Company) as a reduction of cost of sales related to a tornado and hail storm that damaged three of the Company’s facilities in two states. The Company has completed most of the repairs associated with the hail damage. The remaining increase in operating profit was due to higher sales of plastic and polymer fiber and resin filters, environmental equipment and replacement cartridge sales and filters used in aviation fuel, aerospace and oil and gas applications. Operating profit in 2008 also included the $1.2 million of costs associated with closing two HVAC filter manufacturing plants.

The HVAC restructuring program, which began in 2006, is continuing with improved labor and production efficiencies at its HVAC operating facilities. The program’s goal is based on achieving significantly improved manufacturing productivity and a lower product cost structure driven by the new equipment which will be installed at every one of the Company’s HVAC filter manufacturing locations. The restructuring plan includes relocating several HVAC filter manufacturing facilities to more closely align their shipments to their customers’ locations. This will reduce its inter-plant freight costs and transform its HVAC filter manufacturing plants into multi-product manufacturing facilities to improve product availability and on-time shipments to customers. The Company closed two plants during 2008 and one plant in 2007. It also opened a new plant in Pittston, Pennsylvania in 2007. In early fiscal 2009, the Company began consolidating four Louisville, Kentucky area HVAC related facilities into one location in Jeffersonville, Indiana. This is expected to be the last major plant consolidation effort in the restructuring plan.

Although the Company initially anticipated the HVAC restructuring program would result in an improvement in operating profit of $14 million annually by the end of 2009, it now believes that this improvement will be delayed until 2010. Specifically, the Company had expected an operating profit at the HVAC manufacturing facilities in

2008, which did not occur, although fourth quarter 2008 results were significantly better than 2007’s fourth quarter results and also better than any other quarter in 2008. Equipment delivery and installation delays in 2007 and 2008 and additional time needed to train new employees and improve production processes resulted in slower progress toward the profit improvement goal in 2007 and 2008 than expected. The Company’s goal for 2009 is an operating margin for this business of 3% to 5%, and in 2010 an operating margin of 7% to 9%. In addition, the Company believes it will reach its goal of an overall 10% operating margin for the Industrial/Environmental Filtration Segment in 2010. Most of the equipment that had been ordered for the HVAC manufacturing plants throughout the U.S. will be in place and in production by the middle of 2009.

The Industrial/Environmental Filtration Segment’s 2007 operating profit of $25.5 million and operating margin of 6.1% were unchanged from 2006. The segment’s operating results were impacted by lower sales volumes, continued costs to restructure and integrate manufacturing facilities in its HVAC filter manufacturing operations, including the start-up costs at its new production facility in Pennsylvania, and costs related to the relocation of acquired inventory and machinery from the acquisition of the synthetic fiber filtration business of Newton Tool in February 2007. As the Company reorganized its HVAC filter manufacturing and distribution facilities, integrated plant purchasing, consolidated customer service, moved manufacturing lines and trained new employees, it incurred higher costs than anticipated in 2007. The Company’s HVAC filter manufacturing operation increased prices to offset rising material and freight costs during 2007. Better utilization of the segment’s production facilities at non-HVAC filter manufacturing operations, higher sales in most other non-HVAC filter operations and a monetary settlement from a lawsuit also contributed to higher margins. In addition, 2006 included the $2.7 million charge related to a customer’s refusal to pay amounts owed to the Company and the European restructuring charges of $0.4 million. Foreign currency translation added approximately $1.2 million to the 2007 operating profit for this segment when compared to 2006.

The Packaging Segment’s operating profit of $6.7 million in 2008 was higher than the $5.5 million reported in 2007. The increase was primarily due to the implementation of price increases and cost reduction initiatives to offset most of the raw material cost increases. Operating margin of 8.6% for 2008 improved from 7.2% in 2007. The Company expects this segment’s operating profit and margins in fiscal 2009 to be slightly lower than that of 2008 based on the economic slowdown continuing. Operating margin was 9.7% in 2006. The strong sales volume in 2006, along with an ongoing focus on improving manufacturing efficiency through closely monitoring productivity measures and implementing cost reduction initiatives, contributed to higher operating profits and margins for fiscal 2006.

OTHER INCOME (EXPENSE)

Net other expense totaled $6.6 million in 2008 compared to net other income of $0.7 million in 2007 and $0.6 million in 2006. The most significant change from 2007 relates to interest expense of $6.5 million recorded in 2008 related primarily to debt incurred at the beginning of the fiscal year to acquire Peco and to repurchase company stock. Interest expense in 2008 also included a $2.0 million charge related to a mark-to market adjustment on a two-year interest rate swap. The $2.0 million charge will reverse over the next thirteen months and reduce interest expense over that period.

PROVISION FOR INCOME TAXES

The effective income tax rate for 2008 was 33.9% compared to 30.4% in 2007 and 34.5% in 2006. During the fourth quarter of 2008, the Company recorded a $0.5 million credit related to Congress passing the Research and Experimentation Tax Credit extension. During the first quarter of 2008, the Company recorded a $0.4 million tax benefit related to a refund it received from one of its overseas subsidiaries arising from changes in certain tax regulations. The unusually low 2007 effective tax rate was due to a tax benefit of approximately $4 million related to the completion of various income tax audits and the finalization of certain income tax liabilities in the third quarter 2007 and a cumulative tax benefit of $0.5 million during the first quarter 2007 from the Research and Experimentation Tax Credit extension that Congress passed in December 2006. These one-time benefits reduced the effective rate in 2007 by approximately 3.2%. Faster profit growth in international operations with lower tax rates than in the United States, increased tax-exempt interest income and a decline in the Extraterritorial Income

Exclusion deduction also contributed to a lower tax rate for 2007 compared to that of 2006. The effective tax rate for 2006 was higher due to changes in the deductibility of certain expenses.

The effective tax rate in 2009 is expected to be approximately 33.0% to 34.0%, which is comparable to that of 2008.

NET EARNINGS AND EARNINGS PER SHARE

Net earnings grew 5.5% to $95.7 million in 2008, or $1.86 per share on a diluted basis, compared to $90.7 million in 2007, or $1.78 per share on a diluted basis. Net earnings were $82.7 million in 2006, or diluted earnings per share of $1.59. The 1.0% increase in diluted average shares outstanding for fiscal 2008 compared to 2007 was due to the issuance of 2,137,797 shares in the Peco acquisition and grants of 437,803 shares of stock-based incentives offset by the repurchase of 1,000,000 shares and the full year impact of share repurchases in 2007. The 2.5% decrease in diluted average shares outstanding for fiscal 2007 compared to 2006 was due to the repurchase of 2,272,477 shares in 2007 offset by grants of 409,216 shares of stock-based incentives. The Company repurchased 1,000,000 shares in 2006 under the Company’s share repurchase authorization.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

CLARCOR’s financial position remains strong, with adequate cash resources and sufficient borrowing capacity under its current line of credit. The global credit market experienced a significant tightening of credit availability and interest rate volatility during fiscal 2008. This resulted in reduced funding available for commercial banks and corporate debt issuers. As a result, capital became more expensive and less available; however, the Company does not foresee any difficulties meeting its cash requirements or accessing credit as needed in the next twelve months. On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“2008 Credit Facility”) with a group of financial institutions under which it may borrow up to $250 million under a selection of currencies and rate formulas. This replaced the $165 million credit agreement that was to expire in April 2008. Management believes the financial institutions that are party to this arrangement have adequate capital and resources and will be able to fund future borrowings under the Company’s credit agreement. The interest rate is based upon either, at the Company’s election, a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. At November 30, 2008, the interest rate plus margin was 1.74%. Commitment fees, letter of credit fees and other fees are payable as provided in the credit agreement. As of year-end 2008, there was $75 million outstanding on the $250 million facility. The 2008 Credit Facility includes a $75 million letter of credit subline against which $8.5 million in letters of credit had been issued as of year-end 2008. The Company had approximately $166.5 million available for further borrowing at November 30, 2008.

On January 2, 2008, the Company entered into an interest rate agreement with a bank to manage its interest rate exposure on certain amounts outstanding under its $250 million revolving credit agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus applicable margins and receive interest based on a three-month LIBOR on a notional amount of $100 million and expires January 1, 2010. This will mitigate the Company’s economic interest rate risk until January 2010. The swap agreement has not been designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Unrealized gains and losses and periodic settlement payments are recorded in interest expense in the statement of earnings and as a component of cash flows from operations in the statement of cash flows. The fair value of the interest rate agreement at November 30, 2008 was $2.0 million. This was recorded as part of other long-term liabilities. The Company did not have any derivative instruments at November 30, 2007.

By using derivative instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes this credit risk by entering into transactions with counterparties which it believes have the financial resources to meet their obligations. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company’s swap agreement incorporates by reference the non-financial and financial debt covenants included in the

Company’s 2008 Credit Facility. The swap agreement also includes other events which would qualify as a default or termination event, whereby the counterparty could request payment on the derivative instrument.

Cash and short-term investments at year-end 2008 were $48.0 million compared to $40.9 million at year-end 2007. Short-term investments include tax-exempt municipal money market funds. Cash and cash equivalents are held by financial institutions throughout the world. Management regularly reviews the credit worthiness of these institutions and maintains access to the Company’s funds. The current ratio of 3.0 at year-end 2008 was lower than the current ratio of 3.3 at year-end 2007 primarily due to the Peco acquisition. Long-term debt of $83.8 million at year-end 2008 included a net $75 million of borrowings during 2008 under the Company’s revolving credit agreement to fund a portion of the Peco acquisition and stock repurchases and industrial revenue bonds of $7.4 million. Required principal payments on long-term debt will be approximately $0.1 million in 2009 based on scheduled payments in current debt agreements. The Company was in compliance with all covenants related to its borrowings throughout 2007 and 2008, as described in Note G to the Consolidated Financial Statements. The ratio of total debt to total capitalization, defined as long-term debt plus total shareholders’ equity, was 11.4% at the end of 2008 compared to 3.0% at fiscal year-end 2007. The long-term debt of $17.3 million at year-end 2007 related primarily to industrial revenue bonds.

The Company had 50,794,422 shares of common stock outstanding as of fiscal year-end 2008 compared to 49,218,822 shares outstanding at fiscal year-end 2007. The main reason for the increase was the Company’s issuance of 2,137,797 shares of its common stock in partial consideration of the purchase of Peco as discussed in Note B in the Consolidated Financial Statements partially offset by share repurchases. Shareholders’ equity increased to $651.8 million from $555.7 million at year-end 2007 primarily as a result of net earnings, stock issuances related to the Peco acquisition and stock option activity, and offset by stock repurchases of $37.3 million, dividend payments of $16.8 million, other comprehensive loss of $21.2 million due to currency translation adjustments and an after-tax adjustment of $11.2 million to accumulated other comprehensive income related to the remeasurement of pension plan assets and obligations.

Cash generated from operating activities decreased $30.2 million to $107.1 million for 2008 primarily due to higher investments in working capital compared to fiscal year 2007. The working capital fluctuations mainly resulted from the timing of payments made to vendors, the receipt of payments from customers, changes in inventory requirements and the timing of income tax payments. However, the Company did not experience a significant change in the number of days sales outstanding or inventory turns. The working capital change also included $2.4 million of cash used to purchase short-term investments, whereas in 2007, over $27.3 million of cash was provided by the sale of short-term investments. Cash flow from operating activities was $137.3 million in 2007 and $63.6 million in 2006. The $73.7 million increase in 2007 from 2006 was primarily due to the sale of short-term investments of $49.1 million and decreases in inventories of $8.5 million and income taxes of $6.0 million.

For 2008, cash flows used in investing activities of $108.9 million were higher than the $47.9 million recorded in 2007 primarily due to the acquisition of Peco. The Company spent $74.9 million on business acquisitions in 2008 compared to $12.3 million in 2007 and $4.6 million in 2006. Additions to plant assets of $34.9 million were primarily for the HVAC filter manufacturing restructuring program, new product development programs, facility additions and improvements and cost reduction programs. Capital expenditures for normal facility maintenance and improvements, productivity improvements, safety initiatives, the HVAC restructuring program, new products and filter media development are expected to be $30 to $40 million in 2009. Capital spending included in this amount and related to the HVAC restructuring program is estimated to be approximately $4 million in 2009. The Company has postponed several plant expansions and information technology projects until the U.S. and world economies recover. The Company does expect to continue to invest aggressively in new product and media development, cost reduction projects and safety initiatives. Plant asset additions totaled $37.0 million in 2007 and $17.6 million in 2006. Although a substantial amount of new equipment related to the HVAC restructuring plan had been ordered in 2006, it was not delivered as quickly as expected, causing 2006 capital spending to be lower than was anticipated.

Net cash provided by financing activities totaled $16.2 million in 2008, compared to cash used of $85.5 million in 2007 and $33.6 million in 2006. During 2008, cash provided by net borrowings of $75 million under the Company’s credit facility was partially offset by $37.3 million used to repurchase 1,000,000 shares of the Company’s common stock and $8.4 million used to redeem industrial revenue bonds. The Company spent

$74.9 million of cash to repurchase 2,272,477 shares of its common stock in 2007 and $28.9 million to repurchase shares in 2006. Dividend payments of $16.8 million in 2008 increased 12% from payments of $15.0 million during 2007. The current annual dividend rate per share is $0.36 compared to the previous annual rate of $0.32 per share. The Company paid dividends of $14.2 million in 2006.

On June 25, 2007, the Company’s Board of Directors authorized a $250 million stock repurchase program of the Company’s common stock in the open market and through private transactions over a three-year period. This authorization replaced the Company’s previous $150 million share repurchase authorization that expired on June 16, 2007. During 2008, the Company repurchased and retired 1,000,000 shares of common stock for $37.3 million. In 2007 and 2006, respectively, the Company repurchased 2,272,477 shares of common stock for $74.9 million and 1,000,000 shares of common stock for $28.9 million. The number of issued shares was reduced as a result of the retirement of these shares. At November 30, 2008, there was approximately $187.2 million available for repurchase under the current authorization. Future repurchases of Company stock may be made after considering cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions, interest rates and the current market price of the Company’s stock.

CLARCOR believes that its current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, complete the HVAC filter restructuring plans, provide for interest payments and required principal payments related to its debt agreements, fund pension plan contributions and repurchase Company stock. The Company’s strategy includes actively reviewing possible acquisitions. Any such acquisitions may affect operating cash flows and may require changes in the Company’s debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings.

The Company has no material long-term purchase commitments. It is committed to restructure its HVAC filter manufacturing operations. Although no significant purchase commitments were signed as of year-end 2008, approximately $4 million of equipment related to the restructuring was on order. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.

The following table summarizes the Company’s current fixed cash obligations as of November 30, 2008 for the fiscal years indicated:

	Payments Due by Period
		Less than 1	1-3	3-5	More than
	Total	Year	Years	Years	5 Years
	(Dollars in millions)

Long-Term Debt (excluding line of credit)	$8.9	$0.1	$0.2	$1.2	$7.4
Interest Payable on Long-Term Debt (excluding line of credit)	9.1	0.2	1.4	1.3	6.2
Multicurrency Line of Credit	75.0	—	—	75.0	—
Interest Payable on Line of Credit	15.8	3.2	6.3	6.3	—
Pension Plan Contributions	18.3	0.3	16.7	0.5	0.8
Investment in Affiliate	2.0	—	2.0	—	—
Operating Leases	60.0	9.8	16.2	10.9	23.1

Total	$189.1	$13.6	$42.8	$95.2	$37.5

Interest payments on the Company’s variable rate debt are determined based on current interest rates as of year-end 2008. The $75 million outstanding as of November 30, 2008 under the Company’s five-year revolving line of credit will be due by the end of the five-year term. Annual interest payments related to the $75 million will be approximately $3.2 million for fiscal year 2009 based on the swap agreement entered into at the beginning of 2008 that expires in January 2010. After that, interest will be paid at a variable rate based on LIBOR plus or minus applicable margins. The amounts in the table above related to the line of credit assume a similar annual interest rate for the remaining term as that of the first two years and that no additional borrowings or payments will be made on the line of credit during the periods presented.

The minimum required contribution under the Pension Benefit Guarantee Corporation requirements for one of its U.S. qualified pension plans for fiscal 2009 is expected to be approximately $1 million. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. It has not determined whether it will make a voluntary contribution to its U.S. qualified plans in 2009; however, it does expect to contribute $0.4 million to its non-U.S. qualified plan and $0.2 million to its postretirement health care benefit plan to pay benefits during 2009. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements. The Company also has a nonqualified pension plan covering certain employees in the Company’s management. The expected payments to be made under this plan are shown in the table above and are largely not funded.

As of November 30, 2008, the Company’s liability for uncertain income tax provisions reported in accordance with the Company’s adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was $2.0 million including interest. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements. The Company had no variable interest entity or special purpose entity agreements during 2008 or 2007.

OTHER MATTERS

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

While the estimates and judgments associated with the application of these critical accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following lists the most critical accounting estimates used in preparing the consolidated financial statements which require the Company’s management to use significant judgment and estimates of amounts that are inherently uncertain:

•	Goodwill and Indefinite-lived Intangible Assets — The Company periodically reviews goodwill and indefinite-lived intangible assets for impairment. These reviews of fair value involve judgment and estimates of discount rates, terminal values, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions. All goodwill and intangibles are allocated to the reporting unit component at the time of acquisition. The Company has determined that the reporting unit components meet the criteria for aggregation into three reportable segments. They are aggregated based on similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. In performing the impairment reviews, the Company estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows. For its indefinite-lived intangibles, the Company performed annual impairment tests using the relief-from-royalty method to determine the fair value of its trademarks and trade names. The Company further analyzed various discount rates, transaction and capital market multiples and cash flows for aggregated reporting units to assess the reasonableness of its estimates and assumptions. Management believes its valuation technique and assumptions are reasonable for this purpose. A sensitivity analysis was prepared which indicated that if these assumptions were individually changed by 20%, there was no indication of impairment. The Company has not changed its methodology for valuing goodwill and indefinite-lived intangible assets.

•	Allowance for Losses on Accounts Receivable — Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which the Company sells and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends. The Company’s concentration of risk is also monitored and at year-end 2008, the largest outstanding customer account balance was $3.8 million and the five largest account balances totaled $18.0 million. The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations. Given the current economic conditions, the Company is monitoring receivables and credit worthiness of its customers and managing its collection more closely.

•	Pensions — The Company’s pension obligations are determined using estimates including those related to discount, asset values and changes in compensation. The discount rate used for each plan was based on the Citigroup Pension Discount Curve. The projected benefit payments in each year were discounted using the appropriate spot rate from the curve. For each plan, a single discount rate was determined that produced the same total discounted value. That rate, rounded to 25 basis points, was the discount rate selected for the plan. The 8.25% discount rate used for the qualified plans for U.S. employees was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits. The 8.0% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions. The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the qualified plan. The mortality table for the qualified plans is determined based on the actuarial table that is most reflective of participation rates and mortality of the plan participants. The mortality table adopted (RP 2000 Projected) was developed for pension plans by a Society of Actuaries study. The mortality table used for the nonqualified pension plan is specified by the plan agreement. The assumptions are similarly determined for each pension obligation. Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation.

In 2009, a reduction in the expected return on plan assets of 0.25% would result in additional expense in fiscal 2009 of approximately $0.2 million, while a reduction in the discount rate of 0.25% would result in additional expense of approximately $0.3 million for the Company’s qualified defined benefit pension plans for U.S. covered employees. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. The unrecognized net actuarial loss of $31.3 million at year-end 2008 is due primarily to prior changes in assumptions related to discount rates and expected compared to actual asset returns. This actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans in accordance with SFAS No. 158. See Note I to the Consolidated Financial Statements.

•	Income Taxes — The Company is required to estimate and record income taxes payable for each of the U.S. and international jurisdictions in which the Company operates. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book which result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal, state and international tax transactions for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Reserves are also estimated for uncertain tax positions that are currently unresolved. The Company routinely monitors the potential impact of such situations and believes that it is properly reserved.

RECENT RELEVANT ACCOUNTING PRONOUNCEMENTS

Effective December 2, 2007, the Company adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. These provisions relate to the Company’s financial assets and liabilities. See Note E for further discussion. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2), which deferred the effective date for certain provisions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. The provisions of SFAS No. 157, which were deferred by FSP No. 157-2, will be effective for the Company’s fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The standards will affect the Company’s accounting for businesses acquired after November 30, 2009 and presentation of noncontrolling interests, previously called minority interests, in its consolidated financial statements in fiscal year 2010.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in other comprehensive earnings in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 was effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and resulted in an after-tax decrease to shareholders’ equity of $4,895. See Note I for further discussion of the impact of this change on the Company’s consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date are effective for the Company’s fiscal year 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 will affect the Company’s presentation of derivatives in its consolidated financial statements in fiscal year 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per share pursuant to the two-class method discussed in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for the Company’s fiscal year 2010 and requires the restatement of all previously reported earnings per share data. The Company does not believe FSP EITF 03-6-1 will have a material impact on the Company, as only its nonvested restricted share units are eligible to receive dividends and these are limited in number.

Recent Market Events

Current market conditions and economic events have significantly impacted the financial condition, liquidity and outlook for a wide range of companies, including many companies outside the financial services sectors. The Company has considered the potential impact of such conditions and events as it relates to currently reported financial results of operations and liquidity, including consideration of the possible impact of other than temporary impairment, counterparty credit risk and hedge accounting. The Company does not believe that current market conditions and economic events have significantly impacted its results of operations or current liquidity, nor does the Company believe that, based on its current investment policies and contractual relationships, it is subject to greater risk from such factors than other companies of similar size and market breadth.

OUTLOOK

The Company anticipates a slow first quarter of 2009 with sales and operating profit lower than that of the first quarter of fiscal 2008 in each of its segments. Assuming that the U.S. and world economies do not suffer a severe recession through the entire year, it does expect sales growth, margin improvement and higher diluted earnings per share in fiscal 2009. Diluted earnings per share are estimated to be in the range of $1.78 to $2.08 in 2009. The Company began manufacturing Proturatm nanofiber embedded media late in the third quarter of 2007. The development of this technology is expected to provide additional sales and cost reduction opportunities for the Company’s filter product lines overall as it has done initially for dust collector cartridge production. New product introductions should also contribute to future growth. The Company’s diversification into many different, though complementary, filtration lines has resulted in an operation with increasingly stable sales and profits on a company-wide basis. The Company is focused on the filtration aftermarket which provides a strong base of recurring revenues. The Company believes it has a strong balance sheet, strong and consistent cash flows and available access to cash resources and credit as needed. Nevertheless, a continuation of the current domestic and international economic conditions will certainly impact the Company’s outlook.

Fiscal 2008 was a very unusual year for raw material costs. There were significant increases in various types and grades of steel and metals, oil and natural gas, resins, adhesives, gaskets, packaging material and filter media prices during the first three quarters of the year. In the fourth quarter of fiscal 2008, hydrocarbon and most metals prices declined significantly. Though these declines did not materially impact the Company’s input costs in the fourth quarter, the Company expects to see these declines reflected in its cost structure throughout 2009. In addition, the Company has implemented a very aggressive cost reduction program to further contain manufacturing overhead and administrative costs.

FORWARD-LOOKING STATEMENTS

This 2008 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this 2008 Form 10-K, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

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

The Company believes that its expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from the Company’s expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. These and other uncertainties are discussed in the “Risk Factors” section of this 2008 Form 10-K. The future results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this 2008 Form 10-K. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risk factors described in this 2008

Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this 2008 Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company’s market risk is primarily related to the potential loss arising from adverse changes in interest rates and foreign currency fluctuations. In the normal course of business, the Company may also be exposed to various market risks that arise from transactions entered into in the normal course of business related to items such as the cost of raw materials and changes in inflation. Certain contractual relationships with customers and vendors mitigate risks from changes in raw material costs and currency exchange rate changes that arise from normal purchasing and normal sales activities.

Interest Rates

The Company is exposed to changes in interest rates, primarily due to its financing and cash management activities, which include long and short-term debt as well as cash and certain short-term, highly liquid investments considered to be cash equivalents. Interest rate fluctuations could affect earnings, cash flows or the fair value of the Company’s financial liabilities. The Company’s debt obligations are primarily at variable rates and are denominated in U.S. dollars. In order to minimize the long-term costs of borrowing, the Company manages its interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements and the duration of such agreements. The Company mitigated its interest rate risk on its $75 million of borrowing under its revolving line of credit by entering into a fixed interest rate swap agreement at the beginning of 2008 which fixed its interest until January 2010. Therefore, of its total debt outstanding at year end 2008, less than $10 million is subject to variable interest rates. Interest rate risk is not expected to be significant to the Company in fiscal 2009, and as a result, it is anticipated that a 1% change in rates would not have a material impact on the Company’s net earnings, cash flows or fair value of its debt in fiscal 2009.

Foreign Currency

Since the Company operates through subsidiaries in several countries around the world, its reported financial results of operations, including the reported value of assets and liabilities, are exposed to translation risk when the financial statements of the subsidiaries, as stated in their functional currencies, are translated into the U.S. Dollar. The assets and liabilities of subsidiaries outside the U.S. are translated at period end rates of exchange for each reporting period. Earnings and cash flow statements are translated at weighted-average rates of exchange. Although these translation changes have no immediate cash impact, the translation changes may impact the overall value of net assets.

The Company is also exposed to transaction risk from changes in foreign currency rates through sales and purchasing transactions when it sells product in functional currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of its worldwide facilities primarily include the U.S. Dollar, the Euro, the British Pound Sterling, the Canadian Dollar, the Chinese Yuan Renminbi and the Mexican Peso. As these currencies fluctuate against each other, and other currencies, the Company is exposed to foreign currency transaction risk on sales and purchasing transactions.

Currency exchange rates vary daily and often one currency strengthens against the U.S. Dollar while another currency weakens. Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates. However, the Company estimates that if the U.S. dollar strengthened or weakened 10% relative to the currencies where the Company’s foreign income and cash flows are derived, the effect on the consolidated results of operations could be $0.02 to $0.06 per diluted share. The effect of changes in foreign currency translation rates was not material to the Company’s financial condition and results of operations in fiscal 2008.

As a result of continued foreign sales and business activities, the Company continues to evaluate derivative financial instruments, including forwards, swaps and purchased options, to manage foreign currency exchange rate changes in the future. The Company did not hold any such derivatives during 2008, 2007 or 2006 related to foreign currency exchange.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2008 Form 10-K on pages F-1 through F-33.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 29, 2008, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The management of CLARCOR is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of November 29, 2008.

The Company has excluded Peco from management’s assessment of internal control over financial reporting as of November 29, 2008 because it was acquired by the Company in a material business combination during fiscal year 2008. Peco is a wholly-owned subsidiary whose total assets and total revenues represent 20.6% and 10.9%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended November 29, 2008.

See Note B to the Consolidated Financial Statements under Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for disclosure of full year adjusted pro forma revenue of Peco and the Company on a consolidated basis.

The effectiveness of the Company’s internal control over financial reporting as of November 29, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required hereunder is set forth in the Proxy Statement under the caption “Election of Directors — Nominees for Election to the Board of Directors,” “— Information Concerning Nominees and Directors”, and “Corporate Governance — Committees of the Board of Directors”, and “Corporate Governance — Code of Ethics” and is incorporated herein by reference. Additional information required hereunder is set forth in the Proxy Statement under the caption “Beneficial Ownership of the Company’s Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

On April 2, 2008, the Company filed with the New York Stock Exchange (“NYSE”) the Annual Chief Executive Officer Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards, as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this 2008 Form 10-K and to the Annual Report on Form 10-K for the year ended December 1, 2007, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11.	Executive Compensation.

The information required hereunder is set forth in the Proxy Statement under the captions “Compensation of Executive Officers and Other Information”, and “Compensation Committee Interlocks and Insider Participation”, and “Report of the Compensation Committee”, and “Corporate Governance — Meetings and Fees” and is incorporated herein by reference.

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

The information required hereunder is set forth in the Proxy Statement under the caption “Corporate Governance — Certain Transactions” “Corporate Governance — Independence” and under the caption “Corporate Governance — Committees of the Board of Directors” and is incorporated herein by reference.

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

(a)(3) Exhibits

2.1		Agreement and Plan of Merger, dated as of October 17, 2007, by and among the Company, PECO Acquisition Company, Perry Equipment Corp., and PECO Management LLC, as the Shareholder Representative. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 18, 2007.
3.1		The registrant’s Second Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007.
3.2		The registrant’s By-laws, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2007.
3.3		Certificate of Designation of Series B Junior Participating Preferred Stock of CLARCOR as filed with the Secretary of State of the State of Delaware on April 2, 1996. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A filed April 3, 1996.
4.1		Certain instruments defining the rights of holders of long-term debt securities of CLARCOR and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. CLARCOR hereby agrees to furnish copies of these instruments to the SEC upon request.
10.1		The registrant’s Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1984 (the “1984 10-K”).+
10.2		The registrant’s Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.2 to the 1984 10-K.+
10	.2(a)	The registrant’s 1994 Executive Retirement Plan. Incorporated by reference to Exhibit 10.2(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 1994 (“1994 10-K”).+
10	.2(b)	The registrant’s 1994 Supplemental Pension Plan. Incorporated by reference to Exhibit 10.2(b) to the 1994 10-K.+
10	.2(c)	The registrant’s Supplemental Retirement Plan (as amended and restated effective December 1, 1994). Incorporated by reference to Exhibit 10.2(c) to the 1994 10-K.+
10.4		Form of Change in Control Agreement with each of Norman E. Johnson, Sam Ferrise, Bruce A. Klein, David J. Lindsay, Richard M. Wolfson and other Company executives. Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on December 30, 2008 (the “2008 8-K”).+
10	.4(b)	Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 17, 2000. Incorporated by Reference to Exhibit 10.4(c)(1) to the 2000 10-K.+
10	.4(c)	First Amendment to Amended and Restated Employment Agreement with Norman E. Johnson dated as of January 19, 2008. Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on January 23, 2008.+
10	.4(d)	Second Amendment to Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 29, 2008. Incorporated by Reference to Exhibit 10.2 to the 2008 8-K.+
10	.4(e)	Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 1997 (the “1997 10-K”).+
10	.4(f)	Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit 10.4(e) to the 1997 10-K.+
10.5		The registrant’s 1994 Incentive Plan (the “1994 Plan”) as amended through June 30, 2000. Incorporated by Reference to Exhibit 10.5 to the 2000 10-K.+
10	.5(a)	Amendment to the 1994 Plan adopted December 18, 2000. Incorporated by Reference to Exhibit 10.5(a) to the 2000 10-K.+

10	.5(b)	The registrant’s 2004 Incentive Plan (the “2004 Plan”). Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 20, 2003 for the Annual Meeting of Shareholders held on March 24, 2003.+
10	.5(c)	Amendment to the 1994 Plan and to the 2004 Plan. Incorporated by reference to Exhibit 10.5(c) to the Company’s Annual Report for the fiscal year ended November 29, 2003.+
10.6		Credit Agreement dated as of December 18, 2007, by and among the Company, the lenders party thereto, J.P. Morgan Chase Bank, National Association, as administrative agent, and certain other lenders or affiliates thereof acting in the capacity of agent, book runner or arranger. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2007.
10.7		Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including grants to executive officers made in FY 2007. Incorporated by Reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006 (the “2006 10-K”).+
10	.7(a)	Form of Stock Option Agreement used by Company for executive officers and certain other senior members of Company management receiving stock option awards in FY 2008. Incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007.+
10	.7(b)	Form of Restricted Stock Agreement used by Company for all employees receiving restricted stock units, including executive officers. Incorporated by Reference to Exhibit 10.7(a) to the 2006 10-K.+
10.8		CLARCOR Value Added Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 9, 2007 for the Annual Meeting of Shareholders held on March 26, 2007.
*10	.9	Summary of Compensation Paid to Non-Employee Directors and Named Executive Officers+
*12	.1	Computation of Certain Ratios.
*13		The “11-Year Financial Review.”
*21		Subsidiaries of the Registrant.
*23		Consent of Independent Registered Public Accounting Firm.
*31	.1	Certification of Norman E. Johnson, Chairman, President and Chief Executive Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*31	.2	Certification of Bruce A. Klein, Vice President — Finance and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*32	.1	Certification of Norman E. Johnson, Chairman, President and Chief Executive Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32	.2	Certification of Bruce A. Klein, Vice President — Finance and Chief Financial Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 23, 2009

CLARCOR Inc.
(Registrant)

By:	/s/ Norman E. Johnson
Norman E. Johnson
Chairman of the Board, President &
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 23, 2009	By:	/s/ Norman E. Johnson
Norman E. Johnson Chairman of the Board, President & Chief Executive Officer and Director

Date: January 23, 2009	By:	/s/ Bruce A. Klein
Bruce A. Klein Vice President — Finance & Chief Financial Officer & Chief Accounting Officer

Date: January 23, 2009	By:	/s/ J. Marc Adam
J. Marc Adam Director

Date: January 23, 2009	By:	/s/ James W. Bradford, Jr.
James W. Bradford, Jr. Director

Date: January 23, 2009	By:	/s/ Robert J. Burgstahler
Robert J. Burgstahler Director

Date: January 23, 2009	By:	/s/ Paul Donovan
Paul Donovan Director

Date: January 23, 2009	By:	/s/ Robert H. Jenkins
Robert H. Jenkins Director

Date: January 23, 2009	By:	/s/ Philip R. Lochner, Jr.
Philip R. Lochner, Jr. Director

Date: January 23, 2009	By:	/s/ James L. Packard
James L. Packard Director

CLARCOR Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended November 30,
2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
CLARCOR Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries (the “Company”) at November 29, 2008 and December 1, 2007, and the results of their operations and their cash flows for each of the three years in the period ended November 29, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 29, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on page 33 of the 2008 Form 10-K under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit arrangements effective in fiscal year 2007 due to the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and changed the manner in which it accounts for unrecognized income tax positions effective in fiscal year 2008 due to the adoption of FIN 48, Accounting for Uncertainty in Income Taxes.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Perry Equipment Corporation from its assessment of internal control over financial reporting as of November 29, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded Perry Equipment Corporation from our audit of internal control over financial reporting. Perry Equipment Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 20.6% and 10.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 29, 2008.

/s/  PricewaterhouseCoopers LLP

Atlanta, Georgia
January 23, 2009

CLARCOR Inc.

CONSOLIDATED BALANCE SHEETS
November 30, 2008 and 2007
(Dollars in thousands except per share data)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$40,715	$36,059
Restricted cash	473	1,055
Short-term investments	7,269	4,884
Accounts receivable, less allowance for losses of $13,267 for 2008 and $11,143 for 2007	194,864	166,912
Inventories	158,201	135,846
Prepaid expenses and other current assets	7,928	6,968
Deferred income taxes	23,121	20,196

Total current assets	432,571	371,920

Plant assets, at cost, less accumulated depreciation	192,599	169,212
Goodwill	223,964	124,718
Acquired intangibles, less accumulated amortization	95,089	53,209
Pension assets	—	8,341
Deferred income taxes	224	294
Other noncurrent assets	13,435	11,441

Total assets	$957,882	$739,135

LIABILITIES
Current liabilities:
Current portion of long-term debt	$128	$94
Accounts payable and accrued liabilities	138,292	109,619
Income taxes	5,083	4,458

Total current liabilities	143,503	114,171

Long-term debt, less current portion	83,822	17,329
Postretirement health care benefits	642	947
Long-term pension liabilities	27,307	15,104
Deferred income taxes	39,317	25,485
Other long-term liabilities	7,360	5,792
Minority interests	4,172	4,577

Total liabilities	306,123	183,405

Contingencies

SHAREHOLDERS’ EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 120,000,000 shares, issued 50,794,422 in 2008 and 49,218,822 in 2007	50,794	49,219
Capital in excess of par value	48,025	—
Accumulated other comprehensive earnings (loss)	(26,562)	5,912
Retained earnings	579,502	500,599

Total shareholders’ equity	651,759	555,730

Total liabilities and shareholders’ equity	$957,882	$739,135

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF EARNINGS
for the years ended November 30, 2008, 2007 and 2006
(Dollars in thousands except per share data)

	2008	2007	2006

Net sales	$1,059,601	$921,191	$904,347
Cost of sales	719,726	641,457	628,864

Gross profit	339,875	279,734	275,483
Selling and administrative expenses	187,952	149,920	149,155

Operating profit	151,923	129,814	126,328

Other income (expense):
Interest expense	(6,532)	(1,010)	(814)
Interest income	1,373	1,619	1,727
Other, net	(1,393)	86	(300)

	(6,552)	695	613

Earnings before income taxes and minority interests	145,371	130,509	126,941
Provision for income taxes	49,310	39,675	43,795

Earnings before minority interests	96,061	90,834	83,146
Minority interests in earnings of subsidiaries	(407)	(175)	(436)

Net earnings	$95,654	$90,659	$82,710

Net earnings per common share:
Basic	$1.88	$1.80	$1.60
Diluted	$1.86	$1.78	$1.59

Average number of common shares outstanding:
Basic	50,783,862	50,345,774	51,570,165
Diluted	51,410,436	50,885,314	52,176,515

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended November 30, 2008, 2007 and 2006
(Dollars in thousands except per share data)

	Common Stock					Accumulated
	Issued		In Treasury		Capital in	Other
	Number		Number		Excess of	Comprehensive	Retained
	of Shares	Amount	of Shares	Amount	Par Value	(Loss) Earnings	Earnings	Total

Balance, November 30, 2005	51,594,781	$51,595	—	$—	$21,458	$(4,637)	$414,417	$482,833

Net earnings	—	—	—	—	—	—	82,710	82,710
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	166	—	166
Translation adjustments	—	—	—	—	—	4,574	—	4,574

Total comprehensive earnings								87,450

Stock options exercised	388,492	388	—	—	1,974	—	—	2,362
Tax benefit applicable to stock options	—	—	—	—	3,540	—	—	3,540
Issuance of stock under award plans	98,810	99	—	—	2,474	—	—	2,573
Purchase treasury stock	—	—	(1,000,000)	(28,909)	—	—	—	(28,909)
Retire treasury stock	(1,000,000)	(1,000)	1,000,000	28,909	(27,909)	—	—	—
Stock option expense	—	—	—	—	1,863	—	—	1,863
Cash dividends — $0.2750 per common share	—	—	—	—	—	—	(14,203)	(14,203)

Balance, November 30, 2006	51,082,083	51,082	—	—	3,400	103	482,924	537,509

Net earnings	—	—	—	—	—	—	90,659	90,659
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	1,679	—	1,679
Adjustment for adoption of SFAS No. 158, net of tax	—	—	—	—	—	(4,895)	—	(4,895)
Translation adjustments	—	—	—	—	—	9,025	—	9,025

Total comprehensive earnings								96,468

Stock options exercised	353,215	353	—	—	3,638	—	—	3,991
Tax benefit applicable to stock options	—	—	—	—	3,028	—	—	3,028
Issuance of stock under award plans	56,001	56	—	—	1,636	—	—	1,692
Purchase treasury stock	—	—	(2,272,477)	(74,863)	—	—	—	(74,863)
Retire treasury stock	(2,272,477)	(2,272)	2,272,477	74,863	(14,631)	—	(57,960)	—
Stock option expense	—	—	—	—	2,929	—	—	2,929
Cash dividends — $0.2975 per common share	—	—	—	—	—	—	(15,024)	(15,024)

Balance, November 30, 2007	49,218,822	49,219	—	—	—	5,912	500,599	555,730

Net earnings	—	—	—	—	—	—	95,654	95,654
Other comprehensive earnings, net of tax:
Pension and other postretirement benefits liability adjustments	—	—	—	—	—	(4,706)	—	(4,706)
Pension curtailment	—	—	—	—	—	(6,478)	—	(6,478)
Translation adjustments	—	—	—	—	—	(21,290)	—	(21,290)

Total comprehensive earnings								63,180

Adjustment for adoption of FIN 48	—	—	—	—	—	—	(67)	(67)
Stock issued for business acquisition	2,137,797	2,138	—	—	69,816	—	—	71,954
Stock options exercised	389,459	389	—	—	6,796	—	—	7,185
Tax benefit applicable to stock options	—	—	—	—	2,752	—	—	2,752
Issuance of stock under award plans	48,344	48	—	—	1,553	—	—	1,601
Purchase treasury stock	—	—	(1,000,000)	(37,260)	—	—	—	(37,260)
Retire treasury stock	(1,000,000)	(1,000)	1,000,000	37,260	(36,260)	—	—	—
Stock option expense	—	—	—	—	3,368	—	—	3,368
Other	—	—	—	—	—	—	161	161
Cash dividends — $0.3300 per common share	—	—	—	—	—	—	(16,845)	(16,845)

Balance, November 30, 2008	50,794,422	$50,794	—	$—	$48,025	$(26,562)	$579,502	$651,759

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006

Cash flows from operating activities:
Net earnings	$95,654	$90,659	$82,710
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	25,231	20,858	20,891
Amortization	5,157	2,531	2,188
Loss on interest rate agreement	2,007	—	—
Minority interests in earnings of subsidiaries	407	175	436
Net loss (gain) on dispositions of plant assets	(282)	1,003	433
Stock-based compensation expense	4,474	4,014	2,597
Excess tax benefit from stock-based compensation	(2,469)	(2,759)	(3,490)
Changes in assets and liabilities, net of business acquisitions:
Restricted cash — current	582	564	(1,619)
Short-term investments	(2,385)	27,311	(21,795)
Accounts receivable	(7,611)	(4,508)	(4,702)
Inventories	(6,277)	(2,929)	(11,384)
Prepaid expenses and other current assets	1,995	1,338	(1,037)
Other noncurrent assets	858	104	(312)
Accounts payable, accrued liabilities and other liabilities	(17,291)	(555)	(5,167)
Pension assets and liabilities, net	293	1,360	4,057
Income taxes	4,568	(3,755)	2,237
Deferred income taxes	2,225	1,913	(2,462)

Net cash provided by operating activities	107,136	137,324	63,581

Cash flows from investing activities:
Additions to plant assets	(34,908)	(37,024)	(17,588)
Business acquisitions, net of cash acquired	(74,921)	(12,319)	(4,627)
Dispositions of plant assets	909	1,539	373
Investment in affiliate	(2,000)	—	—
Proceeds from insurance claims	2,025	—	500
Other, net	(5)	(63)	—

Net cash used in investing activities	(108,900)	(47,867)	(21,342)

Cash flows from financing activities:
Net proceeds under multicurrency revolving credit agreement	75,000	—	—
Payments on long-term debt	(16,092)	(4,623)	(554)
Sales of capital stock under stock option and employee purchase plans	8,883	6,229	6,535
Excess tax benefit from stock-based compensation	2,469	2,759	3,490
Purchase of treasury stock	(37,260)	(74,863)	(28,909)
Cash dividends paid	(16,845)	(15,024)	(14,203)

Net cash provided by (used in) financing activities	16,155	(85,522)	(33,641)

Net effect of exchange rate changes on cash	(9,735)	3,073	1,951

Net change in cash and cash equivalents	4,656	7,008	10,549
Cash and cash equivalents, beginning of year	36,059	29,051	18,502

Cash and cash equivalents, end of year	$40,715	$36,059	$29,051

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A. Accounting Policies

Principles of Consolidation

The consolidated financial statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of year-end fiscal 2008. CLARCOR Inc. and its subsidiaries are hereinafter collectively referred to as the “Company” or CLARCOR. The Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. All intercompany accounts and transactions have been eliminated.

Use of Management’s Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Accounting Period

The Company’s fiscal year ends on the Saturday closest to November 30. The fiscal years ended November 29, 2008, December 1, 2007 and December 2, 2006 were comprised of fifty-two weeks. In the consolidated financial statements, all fiscal years are shown to begin as of December 1 and end as of November 30 for clarity of presentation.

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period. Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated with other comprehensive earnings (losses) as a separate component of shareholders’ equity and are presented in the Consolidated Statements of Shareholders’ Equity.

Cash and Cash Equivalents, Restricted Cash and Short-term Investments

Highly liquid investments with an original maturity of three months or less when purchased or that are readily saleable are considered to be cash and cash equivalents. Restricted cash primarily represents cash balances held by a German bank as collateral for certain guarantees of an overseas subsidiary. Restricted cash classified as current corresponds to guarantees that expire within one year. The Company also has $972 and $783 of noncurrent restricted cash recorded in other noncurrent assets as of November 30, 2008 and 2007, respectively, corresponding to guarantees that expire longer than one year from the dates of the Consolidated Balance Sheets.

Cash and cash equivalents, restricted cash and short-term investments represent financial instruments with potential credit risk. The Company mitigates the risk by investing the assets with financially strong institutions and by limiting the amount of credit exposure to any one institution.

Short-term investments include tax-exempt municipal money market funds classified as trading securities. Short-term investments are carried at fair value. Management determines the appropriate classification of its short-term investments at the time of acquisition and reevaluates such determination at each balance sheet date. The carrying values of cash and cash equivalents, restricted cash and short-term investments approximate fair value.

Derivatives

From time-to-time, the Company may make use of derivative financial instruments to manage certain interest rate and foreign currency risks. Interest rate swap agreements may be utilized to convert certain floating rate debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

into fixed rate debt. Cash flows related to interest rate swap agreements are included in interest expense over the terms of the agreements. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income.

The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In addition, the Company assesses (both at the hedge’s inception and on an ongoing basis) the effectiveness of the derivatives that are used in hedging transactions. If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company would discontinue hedge accounting prospectively. Ineffective portions of changes in the fair value of cash flow hedges would be recognized in earnings. At November 30, 2008, the Company did not have any derivative financial instruments that qualified for hedge accounting.

Accounts Receivable and Allowance for Losses

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Trade accounts receivable represent financial instruments with potential credit risk. The allowance for losses is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on economic conditions in the industries to which the Company sells and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends. The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations. The Company reviews its allowance for doubtful accounts monthly. Past due balances over ninety days and over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventory

Inventories are primarily valued at the lower of cost or market determined on the first-in, first-out (FIFO) method of inventory costing which approximates current cost. Inventories of approximately $26,000 are stated at the lower of weighted average cost or market at November 30, 2008. The Company periodically assesses its inventories for potential excess, slow movement and obsolescence and provides reserves accordingly. Inventories are summarized as follows:

	2008	2007

Raw materials	$60,575	$49,722
Work in process	27,318	18,973
Finished products	70,308	67,151

	$158,201	$135,846

Plant Assets

Depreciation is determined by the straight-line method for financial statement purposes and by the accelerated method for tax purposes. The provision for depreciation is based on the estimated useful lives of the assets (15 to 40 years for buildings and improvements, the shorter of the asset life or the life of the lease for leasehold improvements and leased equipment and 3 to 15 years for machinery and equipment). It is the policy of the Company to capitalize the cost of renewals and betterments and to charge to expense the cost of current maintenance and repairs. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s books and the resulting gain or loss is reflected in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Goodwill and Other Intangible Assets

The Company recognizes the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment at the reporting unit on an annual basis and between annual tests in certain circumstances. Impairment losses would be recognized whenever the fair value of goodwill is less than its carrying value.

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Most of the Company’s trade names and trademarks have indefinite useful lives and are subject to impairment testing. All other acquired intangible assets, including patents (average fourteen year life), and other identifiable intangible assets with lives ranging from two to thirty years, are being amortized using the straight-line method over the estimated periods to be benefited. The Company reviews the lives of its definite-lived intangible assets annually, and if necessary, impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Impairment of Long-Lived Assets

The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including associated identifiable intangible assets and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Exit or Disposal Activities

The Company accounts for costs relating to exit or disposal activities in accordance with Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses recognition, measurement and reporting of costs associated with exit and disposal activities including restructuring.

Income Taxes

The Company provides for income taxes and recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) at the beginning of fiscal 2008. As a result, the Company recognized a $67 increase in the net liability for unrecognized tax benefits, which was recorded as a decrease to retained earnings (see Note J).

Comprehensive Earnings

Accumulated other comprehensive earnings, net of tax, consists of foreign currency translation adjustments and pension related gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through net periodic benefit costs. The components of the ending balances of accumulated other comprehensive earnings (loss) are as follows:

	2008	2007	2006

Pension liability, net of tax	$(11,700)	$(6,994)	$(3,778)
Pension curtailment, net of tax	(6,478)	—	—
Translation adjustments, net of tax	(8,384)	12,906	3,881

Accumulated other comprehensive earnings (loss)	$(26,562)	$5,912	$103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The pension liability is net of tax of $6,944, $4,152 and $2,243 for the years ended November 30, 2008, 2007 and 2006, respectively. The pension curtailment is net of tax of $3,846 for the year ended November 30, 2008. The impact of the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” was a charge of $4,895, net of tax of $2,906, and is included in “Pension liability, net of tax” for both 2008 and 2007. The translation adjustments are net of tax of $155 for each of the years ended November 30, 2008, 2007 and 2006.

Stock-based Compensation

The Company applies the provisions of SFAS No. 123R, “Share-Based Payment,” which establishes the accounting for stock-based awards. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the beginning of fiscal year 2006. The Company issues stock option awards and restricted share unit awards to employees and issues stock option awards and restricted stock to non-employee directors under its stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted share units is recorded based on the market price of the Company’s common stock on the grant date. The Company recognizes compensation expense on a straight-line basis over the period from the grant date to the date retirement eligibility is achieved. For those who are already retirement eligible on the date of grant, compensation expense is recognized immediately.

Revenue Recognition

In general, revenue is recognized when product ownership and risk of loss have transferred to the customer or performance of services is complete and the Company has no remaining obligations regarding the transaction. Estimated discounts and rebates are recorded as a reduction of sales in the same period revenue is recognized. Shipping and handling costs are recorded as revenue when billed to customers. The related shipping and handling expenses are included in cost of sales.

The Company acquired a business during 2008, as discussed in Note B, that uses the percentage of completion accounting revenue recognition method for qualifying contracts under which products are manufactured to customer specifications. Approximately $29,000 of the Company’s total revenue for fiscal year 2008 was recognized under the percentage of completion accounting method. Revenue is recognized on contracts utilizing the percentage of completion method based on costs incurred as a percentage of estimated total costs. Revenue recognized on uncompleted contracts in excess of amounts billed to customers is reflected as a current asset. Amounts billed to customers in excess of revenue recognized on uncompleted contracts are reflected as a current liability. When it is estimated that a contract will result in a loss, the entire amount of the estimated loss is accrued. The effect of revisions in costs and profit estimated for contracts is reflected in the accounting period in which the facts requiring the revisions become known.

Product Warranties

The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time existence of the claims is known and the amounts are reasonably determinable.

Research and Development

The Company charges research and development costs, relating to the development of new products or the improvement or redesign of its existing products, to expense when incurred. These costs totaled approximately $14,029 in 2008, $11,241 in 2007 and $9,748 in 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Self-Insurance

Insurance coverage is generally obtained for certain property and casualty exposures, as well as risks that require insurance by law or contract. The Company self-insures for certain other insurable risks: primarily workers’ compensation, general liability, property losses and employee medical coverage. Liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis. When applicable, anticipated recoveries are recorded in the same accounts in which the losses were recorded based on management’s best estimate of amounts due from insurance providers.

Guarantees

The Company has provided letters of credit totaling approximately $32,982 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

New Pronouncements

Effective December 2, 2007, the Company adopted the required provisions of SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value pursuant to GAAP and expands disclosures about fair value. These provisions relate to the Company’s financial assets and liabilities. See Note E for further discussion. On February 12, 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2), which deferred the effective date for certain provisions of SFAS No. 157 related to nonrecurring measurements of nonfinancial assets and liabilities. The provisions of SFAS No. 157 which were deferred by FSP No. 157-2, will be effective for the Company’s fiscal year 2009.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The standards will affect the Company’s accounting for businesses acquired after November 30, 2009 and presentation of noncontrolling interests, previously called minority interests, in its consolidated financial statements in fiscal year 2010.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in other comprehensive earnings in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. SFAS No. 158 was effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and resulted in an after-tax decrease to shareholders’ equity of $4,895. See Note I for further discussion of the impact of this change on the Company’s consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date are effective for the Company’s fiscal year 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 will affect the Company’s derivatives presentation in its consolidated financial statements in fiscal year 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires that unvested share-based payment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per share pursuant to the two-class method discussed in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for the Company’s fiscal year 2010 and requires the restatement of all previously reported earnings per share data. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on the consolidated financial statements.

B.	Acquisitions and Purchase of Minority Interest

Effective May 1, 2008, the Company acquired a 30% share in BioProcess H2O LLC (BPT), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for $4,000, payable $2,000 in cash at the acquisition date with the remaining $2,000 to be paid by December 31, 2009. Under the terms of the agreement with BPT, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPT’s operating income. The investment, with a carrying amount of $4,011, is being accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The investment was initially recorded at cost. The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of the investee based on the percentage of ownership, as well as the receipt of any dividend income. During the year ended November 30, 2008, the Company received dividend income of $206 from BPT. The equity investment is periodically reviewed for indicators of impairment. The Company’s share of undistributed earnings was not material at November 30, 2008.

On December 3, 2007, the Company acquired Perry Equipment Corporation (Peco), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the oil and natural gas industries. Its results are included as part of the Company’s Industrial/Environmental Filtration segment since the date of acquisition. The purchase price was $145,807 excluding cash acquired and including acquisition costs. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $71,954 and paid the remaining purchase price with available cash of $5,301 and $80,000 of cash borrowed under the Company’s multicurrency revolving credit agreement. For accounting purposes, the basis for determining the value of the common stock issued in connection with the acquisition was the average closing price per share of CLARCOR stock for the five trading days centered around the October 17, 2007 announcement of the purchase agreement.

An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities based on available information. The $101,987 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles are amortized over a straight-line basis according to their useful lives. The amounts recognized and their respective lives are shown in the following table.

		Estimated
Identifiable Intangible Asset	Value	Useful Life

Trade names	$11,800	Indefinite
Non-compete agreements	800	2 years
Customer relationships	14,200	15 years
Developed technology	20,300	16 years

Total fair value	$47,100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The following condensed balance sheet is based on the fair values of the assets acquired and liabilities assumed as of December 3, 2007.

Cash	$11,448
Accounts receivable, less allowance for losses	18,658
Inventory, net	15,220
Prepaid expenses and current assets	2,949
Current deferred tax assets	2,119
Plant assets	17,114
Goodwill	101,987
Trademarks and trade names	11,800
Other acquired intangibles	35,300
Other noncurrent assets	1,014

Total assets acquired	217,609
Current notes payable	(7,411)
Accounts payable and accrued liabilities	(33,050)
Long-term deferred tax liabilities	(17,954)
Long-term liabilities	(1,939)

Net assets acquired	157,255
Less cash acquired	(11,448)

Assets acquired, net of cash	$145,807

The following unaudited pro forma information summarizes the results of operations for the periods indicated as if the Peco acquisition had been completed as of the beginning of fiscal 2006. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted to include the estimated pro forma effect of interest expense, depreciation, amortization of intangibles, income taxes and the additional Company shares issued. These pro forma amounts are based on an allocation of the purchase price to estimates of the fair values of the assets acquired and liabilities assumed. The pro forma amounts include the Company’s determination of purchase accounting adjustments based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma results do not include the impact of any revenues, costs or other operating synergies and non-recurring charges resulting from the acquisition. In addition, management has performed a review of the respective accounting policies and has determined that conforming Peco’s policies to the Company’s policies, where applicable, creates no significant differences that impact the unaudited pro forma amounts shown below.

The unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

	For the Year Ended	For the Year Ended
	November 30, 2007	November 30, 2006
	(Unaudited)	(Unaudited)

Net sales	$1,034,815	$1,013,999
Operating profit	136,955	133,038
Net earnings	93,174	82,452
Earnings per share — basic	$1.78	$1.54
Earnings per share — diluted	$1.76	$1.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Also in December 2007, the Company purchased a distributor of engineered filtration products in Canada for $1,402 including acquisition costs. Of the purchase price, $811 was paid at closing and the remaining $591 will be paid over the next four years. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. The $698 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition and is not material to the results of the Company.

On March 5, 2007, the Company acquired an 80% ownership share in Sinfa SA, a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, for approximately $5,556 in cash including acquisition expenses, net of cash received, plus debt of approximately $6 million which the Company paid after the acquisition date. The business is included in the Engine/Mobile Filtration segment from the date of acquisition. As part of the purchase agreement, the Company and the minority owners each have an option to require the purchase of the remaining 20% ownership share by the Company after December 31, 2012. As of the end of 2008, the preliminary purchase price for such 20% ownership share is estimated to be $1,000 based on the formula in the purchase agreement. Any change in the estimated purchase price for the remaining ownership share will be adjusted through net earnings.

An allocation of the purchase price for the acquisition was made to major categories of assets and liabilities. The $6,329 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included customer relationships valued at $192 and a trade name valued at $304, which are amortized on a straight-line basis over twenty years. The Company also recorded $700 as exit costs for terminated employees which were paid in the first quarter of 2008. The acquisition is not material to the results of the Company.

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

An allocation of the purchase price for the acquisition was made to major categories of assets and liabilities. The $715 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements valued at $100 and customer relationships valued at $2,100, which are amortized on a straight-line basis over three years and thirteen years, respectively. The acquisition is not material to the results of the Company.

In April 2006, the Company acquired two businesses for approximately $2,843 in cash, net of cash received. One was a filter distributorship based in Minnesota which was included in the Industrial/Environmental Filtration segment beginning in the second quarter of 2006. In the other transaction, the Company acquired certain assets of a manufacturer and distributor of heavy-duty engine air filters based in Oklahoma. These assets were combined into an existing subsidiary of the Company within the Engine/Mobile Filtration segment and the results were included in the Company’s consolidated results of operations from the date of acquisition.

An allocation of the purchase prices for these two acquisitions has been made to major categories of assets and liabilities. The $672 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles included noncompete agreements valued at $91 and customer relationships valued at $1,195, which are amortized on a straight-line basis over three years and ten to twenty years, respectively. Under the terms of the purchase agreement for the Industrial/Environmental Filtration segment acquisition, the Company paid an additional $257 during fiscal 2008 and $160 during fiscal 2007. These payments were recorded as goodwill. Additional payments not to exceed approximately $983 may be required in future years based on the operating performance of this entity. The acquisitions were not material to the results of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

On June 1, 2006, the Company purchased the minority owners’ interest in a consolidated affiliate in South Africa for approximately $2,230 of which $1,644 was paid during fiscal 2006. The remainder was paid during fiscal 2008. As a result of this transaction, the Company recorded $113 as goodwill. The purchase was not material to the results of the Company.

During 2006, the Company paid an additional $140 related to a working capital adjustment and final settlement arising from the acquisition in fiscal 2005 of Martin Kurz & Co., Inc. (MKI), a privately-owned Mineola, New York manufacturer of sintered porous metal laminates used in screening and filtration products for a wide array of industries, including pharmaceutical, petrochemical, aerospace, paper and chemical process industries. This payment, along with a revised assessment of liabilities assumed and finalization of the appraisal of acquired assets, increased goodwill by $117.

C.	Plant Assets

Plant assets at November 30, 2008 and 2007 were as follows:

	2008	2007

Land	$8,757	$8,242
Buildings and building fixtures	97,459	93,665
Machinery and equipment	309,213	274,893
Construction in process	23,994	21,550

	439,423	398,350
Less accumulated depreciation	246,824	229,138

	$192,599	$169,212

Plant assets include $480 of land and $2,821 of buildings and building fixtures which are being held for sale at their estimated realizable value.

D.	Goodwill and Acquired Intangibles

The following table reconciles the activity for goodwill by reporting unit for fiscal years 2008 and 2007.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total

Balance at November 30, 2006	$16,747	$99,285	$—	$116,032
Acquisitions	6,134	875	—	7,009
Currency translation adjustments	1,304	373	—	1,677

Balance at November 30, 2007	24,185	100,533	—	124,718
Acquisitions	14	102,942	—	102,956
Currency translation adjustments	(3,056)	(654)	—	(3,710)

Balance at November 30, 2008	$21,143	$202,821	$—	$223,964

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles include parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total

Balance at November 30, 2007:
Trademarks/trade names, gross	$929	$29,157	$—	$30,086
Less accumulated amortization	12	248	—	260

Trademarks/trade names, net	$917	$28,909	$—	$29,826

Customer relationships, gross	$2,176	$18,777	$—	$20,953
Less accumulated amortization	561	3,616	—	4,177

Customer relationships, net	$1,615	$15,161	$—	$16,776

Other acquired intangibles, gross	$243	$12,882	$—	$13,125
Less accumulated amortization	227	6,291	—	6,518

Other acquired intangibles, net	$16	$6,591	$—	$6,607

Balance at November 30, 2008:
Trademarks/trade names, gross	$898	$40,957	$—	$41,855
Less accumulated amortization	28	262	—	290

Trademarks/trade names, net	$870	$40,695	$—	$41,565

Customer relationships, gross	$2,155	$32,967	$—	$35,122
Less accumulated amortization	1,094	5,860	—	6,954

Customer relationships, net	$1,061	$27,107	$—	$28,168

Other acquired intangibles, gross	$243	$33,882	$—	$34,125
Less accumulated amortization	238	8,531	—	8,769

Other acquired intangibles, net	$5	$25,351	$—	$25,356

The Company completed an annual impairment review at each fiscal year-end, with no indication of impairment of goodwill. In performing the impairment reviews, the Company estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates, terminal value and the aggregation of reporting unit components. The Company further assessed the reasonableness of these estimates by using valuation methods based on market multiples and recent acquisition transactions.

The Company performed annual impairment tests on its indefinite-lived intangibles as of November 30, 2008 and 2007 using the relief-from-royalty method to determine the fair value of its trademarks and trade names. There was no impairment as the fair value was greater than the carrying value for these indefinite-lived intangibles as of these dates.

In addition, the Company reassessed the useful lives and classification of identifiable finite-lived intangible assets at each year-end and determined that they continue to be appropriate. Amortization expense was $5,157, $2,531 and $2,188 for the years ended November 30, 2008, 2007 and 2006, respectively. The estimated amounts of amortization expense for the next five years are: $4,663 in 2009, $4,219 in 2010, $4,159 in 2011, $4,143 in 2012 and $4,073 in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

E.	Fair Value Measurement

The Company measures certain assets and liabilities at fair value, as discussed throughout the footnotes to its financial statements. Assets and liabilities that have recurring fair value measurements are shown below:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	November 30,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Short-term investments	$7,269	$7,269	$—	$—
Restricted trust (part of noncurrent assets)	1,428	1,428	—	—
Interest rate agreement (part of long-term liabilities)	(2,007)	—	(2,007)	—

	$6,690	$8,697	$(2,007)	$—

The Company’s short-term investments consist of tax-exempt municipal money market funds which are actively traded. The restricted trust, which is used to fund certain payments for the Company’s nonqualified U.S. pension plan, consists of actively traded equity and bond funds. The interest rate agreement’s fair value was determined based on the present value of expected future cash flows using discount rates appropriate to the risks involved.

F.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at November 30, 2008 and 2007 were as follows:

	2008	2007

Accounts payable	$65,398	$53,523
Accrued salaries, wages and commissions	14,292	11,945
Compensated absences	8,004	7,484
Accrued insurance liabilities	9,668	11,412
Customer deposits	11,777	—
Other accrued liabilities	29,153	25,255

	$138,292	$109,619

No amounts within the other accrued liabilities amount shown above exceed 5% of total current liabilities.

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience. Changes in the Company’s warranty accrual, which is included in other accrued liabilities above, during the year ended November 30, 2008 are as follows:

Balance at November 30, 2007	$1,485
Accruals related to acquisitions	1,732
Accruals for warranties issued during the period	1,015
Accruals related to pre-existing warranties	48
Settlements made during the period	(1,637)
Other adjustments, primarily currency translation	(149)

Balance at November 30, 2008	$2,494

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

G.	Long-Term Debt and Interest Rate Agreement

Long-term debt at November 30, 2008 and 2007 consisted of the following:

	2008	2007

Multicurrency Revolving Credit Agreements, at an interest rate of 1.74% at year end	$75,000	$—
Industrial Revenue Bonds, at a weighted average interest rate of 1.30% and 3.73%, respectively, at year end	7,410	15,820
Note payable, due March 2012, at a fixed interest rate of 6.00% at both year ends	1,147	1,283
Other	393	320

	83,950	17,423
Less current portion	128	94

	$83,822	$17,329

A fair value estimate of $82,858 and $16,960 for long-term debt in 2008 and 2007, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (2008 Credit Facility) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas. The 2008 Credit Facility replaced the existing $165,000 five-year multicurrency revolving credit agreement (2003 Credit Facility) entered into in April 2003. The 2008 Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are also payable as provided in the credit agreement. There were no amounts outstanding on the 2003 Credit Facility at November 30, 2007.

Borrowings under the 2008 Credit Facility and the 2003 Credit Facility are unsecured, but are guaranteed by certain subsidiaries of the Company. The agreements contain certain restrictive covenants that include limiting new borrowings, maintaining minimum interest coverage and restricting certain changes in ownership. The 2003 Credit Facility also contained a restrictive covenant that included maintaining minimum consolidated net worth. The Company was in compliance with these covenants throughout fiscal years 2008 and 2007. The 2008 Credit Facility and the 2003 Credit Facility include a $75,000 and $40,000, respectively, letter of credit subline, against which $8,491 in letters of credit had been issued at both November 30, 2008 and 2007.

As of November 30, 2008 and 2007, the industrial revenue bonds include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031. The interest rate on this bond is reset weekly. As of November 30, 2007, the industrial revenue bonds also included $8,410 issued in cooperation with the South Dakota Economic Development Finance Authority which was due February 1, 2016. The Company redeemed this bond during fiscal year 2008 although it may be reissued in a future year. The interest rate on this bond was also reset weekly.

Required principal maturities of long-term debt as of year-end 2008 for the next five fiscal years ending November 30 are as follows: $128 in 2009, $116 in 2010, $80 in 2011, $1,201 in 2012, $75,014 in 2013 and $7,411 thereafter.

Interest paid totaled $4,101, $644 and $615 during 2008, 2007 and 2006, respectively.

On January 2, 2008, the Company entered into a fixed rate interest swap agreement to manage its interest rate exposure on certain amounts outstanding under the 2008 Credit Facility. The interest rate agreement provides for the Company to receive interest at floating rates based on LIBOR and pay a 3.93% fixed interest rate plus an applicable margin on a notional amount of $100,000. The agreement expires January 1, 2010. The swap agreement has not been designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Activities.” Unrealized gains or losses and periodic settlement payments are recorded in interest expense in the Consolidated Statements of Earnings and as a component of cash flows from operations in the Consolidated Statements of Cash Flows. At November 30, 2008, the net fair value of the swap agreement was $2,007, and is classified within other long-term liabilities. At November 30, 2008, interest payable to the counter-party of $8 is classified within current liabilities. For the year ended November 30, 2008, a $2,007 charge was recorded in interest expense related to the interest rate agreement.

The Company’s swap agreement incorporates by reference the non-financial and financial debt covenants included in the Company’s 2008 Credit Facility. The swap agreement also includes other events which would qualify as a default or termination event, whereby the counterparty could request payment on the derivative instrument.

H.	Leases

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through December 2019. Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses. Commitments for minimum rentals under noncancelable leases at November 30, 2008 are: $9,784 in 2009, $9,842 in 2010, $6,356 in 2011, $5,618 in 2012, $5,232 in 2013 and $23,067 thereafter. Rent expense totaled $12,254, $9,228 and $9,814 for the years ended November 30, 2008, 2007 and 2006, respectively.

I.	Pension and Other Postretirement Plans

The Company has defined benefit pension plans and a postretirement health care benefit plan covering certain current and retired employees. During fiscal year 2008, the Company acquired a qualified U.S. pension plan related to the Peco acquisition discussed in Note B with a pension obligation of $16,399 and plan assets of $14,561. Participation in that plan was frozen in 2000, prior to the Company’s acquisition of Peco.

Effective November 30, 2007, the Company adopted certain provisions of SFAS No. 158 requiring recognition of the overfunded or underfunded status of defined pension and other postretirement plans as an asset or liability in the statement of financial position. Changes in that funded status are recognized in accumulated other comprehensive earnings (loss) in the year in which the adoption occurs and in other comprehensive earnings in the following years. SFAS No. 158’s provisions regarding the change in the measurement date of pension and other postretirement plans from a November 1 date to the Company’s fiscal year-end date will be effective for fiscal year 2009.

The adoption of SFAS No. 158 resulted in incremental adjustments to the following individual line items in the Consolidated Balance Sheet as of November 30, 2007:

	Before SFAS	SFAS No. 158	After SFAS
	No. 158	Adoption	No. 158
	Adoption	Adjustments	Adoption

Prepaid pension asset	$18,524	$(10,183)	$8,341
Intangible pension asset	665	(665)	—
Accrued pension liability	12,483	3,668	16,151
Accrued postretirement liability	3,865	(2,705)	1,160
Accumulated other comprehensive loss, net of tax	(2,099)	(4,895)	(6,994)
Deferred tax asset	(248)	(2,906)	(3,154)

The Company has frozen participation in its defined benefit plans. For one of the plans, certain current plan participants continue to participate in the plan, while other current participants do not accrue future benefits under the plan but participate in an enhanced defined contribution plan which offers an increased Company match.

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

payments, and to contribute to the postretirement health care benefit plan an amount equal to the benefit payments. The minimum required contribution to one of the Company’s qualified U.S. pension plans for fiscal 2009 is approximately $1,000. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. The Company did not make a voluntary contribution to its qualified U.S. pension plans in 2008, 2007 or 2006. The Company did make a contribution to an acquired qualified plan in 2008 of $980. The Company has not determined whether it will make a voluntary contribution to its U.S. qualified plans in 2009; however, it does expect to contribute $295 to its U.S. nonqualified plan, $363 to its non-U.S. plan and $198 to its postretirement health care benefit plan to pay benefits during 2009. The accumulated benefit obligation and fair value of plan assets for qualified pension plans with accumulated benefit obligations in excess of plan assets were $97,409 and $89,202, respectively, at November 30, 2008. The projected benefit obligation and fair value of plan assets for qualified pension plans with projected benefit obligations in excess of plan assets were $102,161 and $89,202, respectively, at November 30, 2008.

In addition to the plan assets related to its qualified plans, the Company has also funded $1,428 and $1,044 at November 30, 2008 and 2007, respectively, into a restricted trust for its nonqualified plan. This trust is included in other noncurrent assets in the Consolidated Balance Sheets. The accumulated benefit obligation and projected benefit obligation for the nonqualified pension plan was $15,030 and $15,006, respectively, at November 30, 2008.

As a result of two plant closings in the Industrial/Environmental Filtration segment, the Company recognized a curtailment loss of $516 in current earnings and $6,478, net of tax, in other comprehensive earnings during fiscal 2008 under SFAS No. 88 due to the significant reduction in the expected aggregate years of future service cost for employees covered by one of its U.S. qualified pension plans. The curtailment loss includes recognition of the change in the projected benefit obligation (PBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. The PBO increased by $333. The remeasurement of the U.S. qualified pension plan as of the July 1, 2008 curtailment date increased fiscal 2008 pension costs by $575.

The following table shows reconciliations of the pension plans and other postretirement plan benefits as of November 30, 2008 and 2007. The accrued pension benefit liability includes an unfunded benefit obligation of $15,006 and $15,794 as of November 30, 2008 and 2007, respectively, related to the Company’s nonqualified plan.

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$127,857	$131,238	$1,160	$1,479
Currency translation	(2,649)	555	—	—
Acquisition	16,399	—	—	—
Service cost	2,411	2,819	—	1
Interest cost	8,452	7,241	61	74
Curtailment	333	—	—	—
Plan participants’ contributions	35	52	—	—
Actuarial gains	(29,380)	(8,145)	(349)	(189)
Benefits paid	(6,292)	(5,903)	(441)	(613)
Retiree contributions	—	—	410	408

Benefit obligation at end of year	$117,166	$127,857	$841	$1,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007

Change in plan assets:
Fair value of plan assets at beginning of year	$120,047	$110,347	$—	$—
Currency translation	(2,558)	417	—	—
Acquisition	14,561	—	—	—
Actual return on plan assets	(38,153)	14,612	—	—
Employer contribution	1,562	522	—	—
Plan participants’ contributions	35	52	—	—
Benefits paid	(6,292)	(5,903)	—	—

Fair value of plan assets at end of year	$89,202	$120,047	$—	$—

Funded status	$(27,964)	$(7,810)	$(841)	$(1,160)

Accumulated benefit obligation at end of year	$112,439	$120,995	n/a	n/a

Amounts recognized in the Consolidated Balance Sheets as of November 30 include:
Other noncurrent assets	$—	$8,341	$—	$—
Current liabilities	(658)	(1,047)	(198)	(213)
Long-term liabilities	(27,306)	(15,104)	(643)	(947)

Net amount recognized	(27,964)	(7,810)	(841)	(1,160)
Accumulated other comprehensive (earnings) loss, pre-tax	31,766	13,851	(2,798)	(2,705)

	$3,802	$6,041	$(3,639)	$(3,865)

Amounts recognized in accumulated other comprehensive (earnings) loss, pre-tax, as of November 30 include:
Net actuarial loss (gain)	$31,321	$13,090	$(1,580)	$(1,364)
Net prior service cost (credit)	445	761	(1,218)	(1,341)

Total pre-tax	31,766	13,851	(2,798)	(2,705)
Deferred taxes	(11,833)	(5,160)	1,043	1,008

Accumulated other comprehensive (earnings) loss, after-tax	$19,933	$8,691	$(1,755)	$(1,697)

Assumptions:
Discount rate-qualified plans	8.25%	6.25%	8.25%	5.75%
Discount rate-nonqualified plan	7.50%	5.25%	n/a	n/a
Rate of compensation increase-qualified plans	4.00%	4.00%	n/a	n/a
Rate of compensation increase-nonqualified plan	0.00%	0.00%	n/a	n/a
Measurement date	11/01/08	11/01/07	11/01/08	11/01/07

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The amounts affecting accumulated other comprehensive (earnings) loss for fiscal 2008 are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

Amortization of prior service (cost) credit, net of tax of $118 and $(46), respectively	$(198)	$77
Amortization of actuarial (losses) gains, net of tax of $292 and $(50), respectively	(492)	83
Current year actuarial losses (gains), net of tax of $(7,083) and $131, respectively	11,932	(218)

Total	$11,242	$(58)

The discount rate is used to calculate the present value of the projected benefit obligation. The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plan. The difference in the discount rates between the qualified, the nonqualified and the other postretirement plans is due to different expectations as to the period of time in which plan members will participate in the various plans. In general, higher discount rates correspond to longer participation periods. The assumptions for the discount rate, rate of compensation increase and expected rate of return and the asset allocations related to the non-U.S. plan are not materially different than for the U.S. qualified plans.

The rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits in the pay-related plans. The Company considers the impact of profit-sharing payments, merit increases and promotions in setting the salary increase assumption as well as possible future inflation increases and its impact on salaries paid to plan participants at the locations where the Company has facilities.

For the nonqualified plan, the rate of compensation is assumed to be zero. The liability is based on the three highest consecutive compensation years for a small group of active participants. It is unlikely that future compensation will exceed the highest level already achieved over three consecutive past years.

The U.S. plan’s target allocation is 70% equity securities, 25% debt securities and 5% real estate. The target allocation is based on the Company’s desire to maximize total return, considering the long-term funding objectives of the pension plans, but may change in the future. Plan assets are diversified to achieve a balance between risk and return. The Company does not invest plan assets in private equity funds or hedge funds. The Company’s expected long-term rate of return considers historical returns on plan assets as well as future expectation given the current and target asset allocation and current economic conditions with input from investment managers and actuaries. The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns.

As of the November 1 measurement date, the fair values of actual pension asset allocations were as follows:

	2008	2007

Equity securities	70.6%	70.9%
Debt securities	22.2%	23.6%
Real estate and other	7.2%	5.5%

	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The components of net periodic benefit cost for pensions are shown below. Increases in the liability due to changes in plan benefits are recognized in the net periodic benefit costs through straight-line amortization over the average remaining service period of employees expected to receive benefits.

	Pension Benefits
	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$2,411	$2,819	$3,329
Interest cost	8,452	7,241	6,775
Expected return on plan assets	(9,863)	(8,601)	(7,871)
Amortization of unrecognized:
Prior service cost	158	163	158
Net actuarial loss	451	1,252	2,031

Net periodic benefit cost	1,609	2,874	4,422
Curtailment settlement cost	516	—	—

Total increases to accrued benefit cost	$2,125	$2,874	$4,422

Assumptions:
Discount rate-qualified plans	6.25%	5.75%	5.50%
Discount rate-nonqualified plan	5.25%	5.25%	5.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase-qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase-nonqualified plan	0.00%	0.00%	6.50%
Measurement date	11/01/07	11/01/06	11/01/05

For the determination of 2009 expense, the Company does not expect to change its assumptions for the long-term return on assets or the rate of compensation increase on its qualified plans; however, the Company will increase its discount rates to 8.25% on its qualified U.S. pension plans and to 7.50% on its nonqualified plan. The changes in the fair value of plan assets and in the assumptions will result in a net increase in the fiscal 2009 expense of approximately $3,487 for the qualified U.S. pension plans and approximately $157 for the nonqualified plan unless the Company makes contributions to the plans in fiscal 2009.

The postretirement obligations represent a fixed dollar amount per retiree. The Company has the right to modify or terminate these benefits. The participants will assume substantially all future health care benefit cost increases, and future increases in health care costs will not increase the postretirement benefit obligation or cost to the Company. Therefore, the Company has not assumed any annual rate of increase in the per capita cost of covered healthcare benefits for future years. The prescription drug benefits provided by this plan are not actuarially equivalent to Medicare Part D; therefore, the Company will not receive a government subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Company discontinued the prescription drug benefit portion of its plan effective January 31, 2006. This change did not have a material effect on fiscal 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

expense or liability. The components of net periodic benefit cost for postretirement health care benefits are shown below.

	Other Postretirement Benefits
	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$—	$1	$20
Interest cost	61	74	82
Amortization of unrecognized:
Prior service cost	(123)	(122)	(122)
Net actuarial gain	(133)	(126)	(105)

Net periodic benefit cost	$(195)	$(173)	$(125)

Assumptions:
Discount rate	5.75%	5.50%	5.00%
Measurement date	11/01/07	11/01/06	11/01/05

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007. As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants. The Company will increase its discount rate assumption to 8.25% in 2009 for its other postretirement benefits plan, which will not significantly affect the fiscal 2009 expense.

The estimated amounts that will be amortized from accumulated other comprehensive earnings (loss) at November 30, 2008 into net periodic benefit cost, pre-tax, in fiscal year 2009 are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

Prior service cost (credit)	$127	$(123)
Actuarial loss (gain)	1,557	(184)

Total	$1,684	$(307)

The expected cash benefit payments for the next ten fiscal years are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2009	$6,672	$198
2010	11,506	153
2011	18,684	133
2012	7,397	105
2013	7,766	84
2014-2018	43,038	291

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement. The Company matches the contributions of participating employees based on the percentages specified in the respective plans. The Company recognized expense related to these plans of $3,841, $3,166 and $3,144 in 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

J.	Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) at the beginning of fiscal 2008. As a result, the Company recognized a $67 increase in the net liability for unrecognized tax benefits, which was recorded as a decrease to retained earnings.

The following is a reconciliation of the total amounts of unrecognized tax benefits since inception of FIN 48:

Balance at December 1, 2007	$1,650
Additions for current period tax positions	245
Additions for prior period tax positions	196
Reductions for lapse of statute of limitations	(185)
Changes in interest and penalties	64

Balance at November 30, 2008	$1,970

At November 30, 2008, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,527. The Company recognizes interest and penalties related to unrecognized benefits in income tax expense. As of November 30, 2008, the Company had $386 accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2008, will decrease by $518 over the next twelve months as a result of expected settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2009; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service (IRS) has completed its audits of the Company’s U.S. income tax returns through fiscal 2005. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2003.

The provision for income taxes consisted of:

	2008	2007	2006

Current:
Federal	$36,240	$30,046	$38,614
State	2,975	2,042	2,574
Foreign	8,004	5,071	5,002
Deferred	2,091	2,516	(2,395)

	$49,310	$39,675	$43,795

Income taxes paid, net of refunds, totaled $42,346, $41,295 and $44,446 during 2008, 2007 and 2006, respectively.

Earnings before income taxes and minority interests included the following components:

	2008	2007	2006

Domestic income	$120,815	$111,701	$110,956
Foreign income	24,556	18,808	15,985

	$145,371	$130,509	$126,941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates. The reasons for these differences are as follows:

	Percent of Pre-Tax Earnings
	2008	2007	2006

Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.6	2.0
Foreign sales	—	—	(0.4)
Tax credits	(0.9)	(0.6)	(0.3)
Foreign taxes at different rates, net of credits	(0.7)	(1.0)	(0.4)
Domestic production activities deduction	(1.4)	(0.8)	(0.8)
Settlement of certain tax liabilities	—	(3.2)	—
Other, net	0.6	(0.6)	(0.6)

Consolidated effective income tax rate	33.9%	30.4%	34.5%

The components of the net deferred tax liability as of November 30, 2008 and 2007 were as follows:

	2008	2007

Deferred tax assets:
Deferred compensation	$8,682	$6,131
Tax credits and foreign loss carryforwards	3,127	1,440
Accounts receivable	5,266	4,658
Inventories	4,751	4,333
Pensions	8,999	2,884
Accrued liabilities and other	7,315	5,784
Valuation allowance	(2,921)	(760)

Total deferred tax assets, net	35,219	24,470

Deferred tax liabilities:
Percentage of completion	(1,395)	—
Plant assets	(19,332)	(16,133)
Intangibles	(30,365)	(13,158)
Other deferred tax liabilities	(99)	(174)

Total deferred tax liabilities	(51,191)	(29,465)

Deferred tax liability, net	$(15,972)	$(4,995)

Of the tax credits and foreign loss carryforwards, $2,989 expires in 2010 through 2019 and $138 may be carried over indefinitely. The Company increased the valuation allowance by $2,161 and $6 in 2008 and 2007, respectively, related to foreign net operating losses and foreign tax credit carryovers. The valuation allowance reflects the estimated amount of deferred tax assets due to foreign net operating losses that may not be realized. The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

The Company did not repatriate any accumulated foreign earnings in 2008. The Company repatriated $2,123 of accumulated foreign earnings in 2007. The Company has not provided deferred taxes on unremitted foreign earnings from certain foreign affiliates of approximately $52,888 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States. If such earnings were distributed beyond the amount for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

which taxes have been provided, foreign tax credits could offset in part any incremental U.S. tax liability. Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

K.	Restructuring Charges

In July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (HVAC) filter manufacturing operations within its Industrial/Environmental Filtration segment. The Company anticipates that the HVAC restructuring program will be completed in fiscal year 2009, and that realization of the full benefits of the program will be achieved in fiscal year 2010. As an ongoing part of this program, the Company discontinued production at an HVAC filter manufacturing plant in Davenport, Iowa during the second quarter 2008. The Company expensed and paid $154, which is included in cost of sales in the Consolidated Statements of Earnings, mainly for employee termination costs, related to the Iowa plant closing. Minimal additional charges related to contract termination costs and facility consolidation costs will be recognized when the Company exits a lease related to that facility. The Company also discontinued production at an HVAC filter manufacturing plant in Henderson, North Carolina during the third quarter 2008. The Company expensed $1,081, which is included in cost of sales in the Consolidated Statements of Earnings, mainly for employee termination costs and a pension curtailment expense of $516 (see Note I), related to the North Carolina plant closing. The majority of these expenses related to both plants were paid by fiscal year end. The Company has classified land of $340 and building and building fixtures of $2,472 as assets held for sale related to the North Carolina plant.

The Company discontinued production at an HVAC filter manufacturing plant in Kenly, North Carolina in November 2006. Severance costs of $164 were accrued and paid during fiscal 2006 and were included in cost of sales in the Industrial/Environmental Filtration segment. Minimal additional charges related to contract termination costs and facilities consolidation costs were recognized when the Company exited a lease related to that facility. Also during fiscal year 2006, the Company merged production at two of its Industrial/Environmental Filtration manufacturing facilities in order to realize cost savings and efficiency benefits. At the end of August 2006, the Company terminated manufacturing at one of its European facilities. The Company recorded and paid $446 for one-time termination benefits paid to employees who were involuntarily terminated during 2006. This charge was included in cost of sales in the Industrial/Environmental Filtration segment.

L.	Gain On Insurance Settlement

In the second quarter of fiscal 2008, four of the Company’s facilities in three states were damaged in weather-related events. In accordance with FASB Interpretation No. 30 (FIN 30), “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” the Company’s Industrial/Environmental Filtration segment recognized a gain, resulting from the excess of insurance proceeds received over the net book value of the property, of $1,963 (net of the $500 deductible paid by the Company) as a reduction of cost of sales. The Company’s Engine/Mobile Filtration segment recognized a loss, resulting from costs incurred below the Company’s deductible limit, of $178 in cost of sales. As of November 30, 2008, the Company has a receivable of approximately $654 from the insurance company and the repairs to the buildings were substantially complete at three of the facilities.

In April 2006, the Company’s warehouse in Goodlettsville, Tennessee was damaged by a tornado. In accordance with FIN 30, the Company recognized a gain, resulting from the excess of insurance proceeds received over the net book value of the property, of $591 (net of the $250 deductible paid by the Company) in selling and administrative expenses. As of November 30, 2007, the Company had collected all insurance proceeds and the repairs to the building were complete.

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

It is the opinion of management that additional liabilities, if any, resulting from these legal or environmental issues are not expected to have a material adverse effect on the Company’s financial condition or consolidated results of operations.

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

Stock Options

Under the 2004 Incentive Plan, nonqualified stock options may only be granted at the fair market value at the date of grant. All outstanding stock options have been granted at the fair market value on the date of grant, which is the date the Board of Directors approves the grant and the participants receive it. The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting as occurred during 2005. Excluding the grants awarded in fiscal 2005, which were fully vested upon issuance, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years. Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company. Options granted to non-employee directors vest immediately. All options expire ten years from the date of grant unless otherwise terminated. Beginning in fiscal 2006, the Company no longer grants options with reload features.

The Company recorded pre-tax compensation expense related to stock options of $3,368 and $2,929 and related tax benefits of $1,160 and $978 for the years ended November 30, 2008 and 2007, respectively. This reduced diluted earnings per share by approximately $0.04 in 2008 and $0.04 in 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The following table summarizes activity with respect to nonqualified stock options granted by the Company and includes options granted under both the 1994 Incentive Plan and the 2004 Incentive Plan.

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	3,191,598	$23.79	3,253,059	$21.56	3,885,915	$20.63
Granted	477,900	$36.38	453,525	$33.60	61,550	$35.08
Exercised	(458,701)	$21.43	(501,936)	$18.19	(627,656)	$16.98
Surrendered	(78,686)	$35.86	(13,050)	$25.83	(66,750)	$22.59

Outstanding at end of year	3,132,111	$25.75	3,191,598	$23.79	3,253,059	$21.56

Options exercisable at end of year	2,486,807	$23.28	2,694,598	$22.36	2,935,709	$21.64

At November 30, 2008, there was $2,617 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 2.7 years.

The following table summarizes information about stock option exercises during the fiscal years shown.

	2008	2007	2006

Fair value of options exercised	$2,542	$2,051	$2,649
Total intrinsic value of options exercised	7,535	8,304	10,557
Cash received upon exercise of options	7,649	4,924	4,388
Tax benefit realized from exercise of options	2,752	3,028	3,540

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2008.

	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
Range of		Exercise	Intrinsic	Remaining		Exercise	Intrinsic	Remaining
Exercise Prices	Number	Price	Value	Life in Years	Number	Price	Value	Life in Years

$ 8.97 - $ 9.75	195,598	$9.14	$4,493	1.19	195,598	$9.14	$4,493	1.19
$11.50 - $13.75	169,000	13.15	3,203	2.84	169,000	13.15	3,203	2.84
$16.01 - $22.80	909,648	20.55	10,514	3.86	909,648	20.55	10,514	3.86
$25.89 - $38.23	1,857,865	31.19	1,715	6.78	1,212,561	29.02	3,747	5.84

	3,132,111	$25.75	$19,925	5.37	2,486,807	$23.28	$21,957	4.55

The weighted average fair value per option at the date of grant for options granted in 2008, 2007 and 2006 was $9.37, $9.36 and $10.53, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

	2008	2007	2006

Risk-free interest rate	3.76%	4.52%	4.74%
Expected dividend yield	0.85%	0.89%	0.96%
Expected volatility factor	20.24%	20.55%	20.72%
Expected option term in years	6.1	6.1	6.9

Subsequent to the end of fiscal 2008, the Company granted 413,525 options at the then-market price of $32.78.

Restricted Share Unit Awards

The Company’s restricted share unit awards are considered nonvested share awards as defined under SFAS No. 123R. The restricted share units require no payment from the employee, and compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years. During the vesting period, officers and key employees receive compensation equal to dividends declared on common shares. Upon vesting, employees may elect to defer receipt of their shares. Compensation expense related to restricted stock unit awards totaled $1,106, $1,085 and $734 in 2008, 2007 and 2006, respectively.

The following table summarizes the restricted share unit awards.

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value

Nonvested at beginning of year	57,371	$29.76	58,466	$24.75	110,441	$23.32
Granted	25,989	$36.48	26,200	$33.75	—	—
Vested	(25,636)	$27.79	(27,295)	$22.86	(43,259)	$20.86
Surrendered	—	—	—	—	(8,716)	$25.91

Nonvested at end of year	57,724	$33.66	57,371	$29.76	58,466	$24.75

The total fair value of shares vested during 2008, 2007 and 2006, was $712, $624 and $902, respectively. As of November 30, 2008, there was $519 of total unrecognized compensation cost related to restricted share unit arrangements that the Company expects to recognize during fiscal years 2009, 2010 and 2011.

Subsequent to the end of fiscal 2008, the Company granted 36,368 restricted share units at the then-market price of $32.78.

Directors’ Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash. The directors’ rights to the shares vest immediately on the date of grant; however, the shares cannot be sold for a six-month period from the date of grant. In 2008, 2007 and 2006, respectively, 5,910, 8,323 and 5,892 shares of Company common stock were issued under the plans. Compensation expense related to directors’ restricted stock totaled $210, $270 and $210 in 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount of 5%. Effective January 1, 2006, the plan was amended to be in compliance with the safe harbor rules of SFAS No. 123R so that the plan is not compensatory under the standard, and no expense is recognized related to the plan. The Company issued stock under this plan for $1,234, $1,305 and $2,147 during 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

O.	Earnings Per Share and Treasury Transactions

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share reflects the impact of outstanding stock options, restricted stock and other stock-based arrangements. The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2008	2007	2006

Weighted average number of common shares outstanding	50,783,862	50,345,774	51,570,165
Dilutive effect of stock-based arrangements	626,574	539,540	606,350

Weighted average number of diluted common shares outstanding	51,410,436	50,885,314	52,176,515

Net Earnings	$95,654	$90,659	$82,710

Basic per share amount	$1.88	$1.80	$1.60

Diluted per share amount	$1.86	$1.78	$1.59

For fiscal years ended November 30, 2008, 2007 and 2006, respectively, 5,325, 57,825 and 57,550 stock options with a weighted average exercise price of $38.23, $35.90 and $35.53 were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares during the respective periods.

On June 25, 2007, the Company’s Board of Directors authorized a $250 million stock repurchase program of the Company’s common stock in the open market and through private transactions over a three-year period. This authorization replaced the Company’s previous $150 million share repurchase authorization that expired on June 16, 2007 which covered a two-year period. During 2008, the Company purchased and retired 1,000,000 shares of common stock for $37,260. During 2007, the Company purchased and retired 2,272,477 shares of common stock for $74,863. During 2006, the Company purchased and retired 1,000,000 shares of common stock for $28,909. The number of issued shares was reduced as a result of the retirement of these shares. At November 30, 2008, there was approximately $187,210 available for future purchases under the 2007 stock repurchase program.

P.	Segment Information

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

The Industrial/Environmental Filtration segment manufactures and markets a complete line of filters, cartridges, dust collectors, filtration systems, engineered filtration products and technologies used in the filtration of air and industrial fluid processes in both domestic and international markets. The filters and filter systems are used in commercial and industrial buildings, hospitals, manufacturing processes, pharmaceutical processes, clean rooms, airports, shipyards, refineries and other oil and natural gas facilities, power generation plants, petrochemical plants, residences and various other infrastructures. The products are sold to commercial and industrial distributors,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

original equipment manufacturers and dealer networks, private label accounts, retailers and directly to large national accounts.

The Packaging segment manufactures and markets consumer and industrial packaging products including custom-designed plastic and metal containers and closures and lithographed metal sheets in both domestic and international markets. The products are sold directly to consumer and industrial packaging customers.

Net sales represent sales to unaffiliated customers. No single customer accounted for 10% or more of the Company’s consolidated 2008 sales. Assets are those assets used in each business segment. Corporate assets consist of cash and short-term investments, deferred income taxes, headquarters facility and equipment, pension assets and various other assets that are not specific to an operating segment. Unallocated amounts include interest income and expense and other non-operating income and expense items.

The segment data for the years ended November 30, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Net sales:
Engine/Mobile Filtration	$439,033	$430,029	$399,090
Industrial/Environmental Filtration	543,112	414,523	420,435
Packaging	77,456	76,639	84,822

	$1,059,601	$921,191	$904,347

Operating profit:
Engine/Mobile Filtration	$99,420	$98,832	$92,598
Industrial/Environmental Filtration	45,848	25,464	25,541
Packaging	6,655	5,518	8,189

	151,923	129,814	126,328
Other income (expense)	(6,552)	695	613

Earnings before income taxes and minority interests	$145,371	$130,509	$126,941

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

	2008	2007	2006

Identifiable assets:
Engine/Mobile Filtration	$252,380	$252,836	$215,539
Industrial/Environmental Filtration	638,915	399,861	380,955
Packaging	37,949	41,754	43,952
Corporate	28,638	44,684	87,070

	$957,882	$739,135	$727,516

Additions to plant assets:
Engine/Mobile Filtration	$10,118	$18,541	$8,861
Industrial/Environmental Filtration	22,726	15,483	6,345
Packaging	1,983	2,866	2,288
Corporate	81	134	94

	$34,908	$37,024	$17,588

Depreciation and amortization:
Engine/Mobile Filtration	$10,334	$9,240	$8,307
Industrial/Environmental Filtration	16,217	10,654	11,476
Packaging	3,165	2,790	2,503
Corporate	672	705	793

	$30,388	$23,389	$23,079

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2008, 2007 and 2006. Net sales by geographic area are based on sales to final customers within that region.

	2008	2007	2006

Net sales:
United States	$724,121	$674,331	$698,026
Europe	117,100	106,173	93,750
Other international	218,380	140,687	112,571

	$1,059,601	$921,191	$904,347

Plant assets, at cost, less accumulated depreciation:
United States	$175,322	$152,115	$138,754
Europe	4,596	5,695	5,914
Other international	12,681	11,402	1,861

	$192,599	$169,212	$146,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Q.	Quarterly Financial Data (Unaudited)

The unaudited quarterly data for 2008 and 2007 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2008:
Net sales	$250,181	$267,137	$276,300	$265,983	$1,059,601
Gross profit	76,555	85,611	88,148	89,561	339,875
Net earnings	16,149	24,634	25,811	29,060	95,654
Net earnings per common share:
Basic	$0.32	$0.49	$0.51	$0.57	$1.88
Diluted	$0.32	$0.48	$0.50	$0.56	$1.86
Dividend declared and paid	$0.08	$0.08	$0.08	$0.09	$0.33
2007:
Net sales	$209,530	$235,125	$238,270	$238,266	$921,191
Gross profit	60,980	70,769	72,858	75,127	279,734
Net earnings	16,373	20,929	26,615	26,742	90,659
Net earnings per common share:
Basic	$0.32	$0.41	$0.53	$0.54	$1.80
Diluted	$0.32	$0.41	$0.53	$0.53	$1.78
Dividend declared and paid	$0.0725	$0.0725	$0.0725	$0.0800	$0.2975

R.	Subsequent Events

Subsequent to year end, on December 29, 2008, the Company purchased The Keddeg Company (Keddeg), a manufacturer of aerospace filtration products in Lenexa, Kansas for approximately $6,000 including acquisition costs. Keddeg was acquired to expand the Company’s product offerings, technology and customer base in the aerospace industry. Its results will be included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition and will not be material to the results of the Company. The allocation of the purchase price will be made to major categories of assets and liabilities when the Company completes its assessment of assets acquired and liabilities assumed during fiscal year 2009.

Subsequent to year end, the Company continued its restructuring program (see Note K) focused on the HVAC filter manufacturing operations within its Industrial/Environmental Filtration segment, which began in July 2006. In December 2008, the Company initiated consolidation of four Louisville, Kentucky area facilities into one location in Jeffersonville, Indiana.

CLARCOR Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended November 30, 2008, 2007, and 2006
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
		(1)	(2)
	Balance at	Charged to	Charged to				Balance at
	beginning	costs and	other				end of
Description	of period	expenses	accounts		Deductions		Period

2008:
Allowance for losses on accounts receivable	$11,129	$3,269	$(39	)(A)	$1,092	(B)	$13,267

2007:
Allowance for losses on accounts receivable	$12,548	$508	$1,690	(A)	$3,617	(B)	$11,129

2006:
Allowance for losses on accounts receivable	$9,775	$3,271	$15	(A)	$513	(B)	$12,548

NOTES:
(A) Due to business acquisitions and reclassifications.
(B) Bad debts written off during year, net of recoveries.

S-1