Form 10-Q
period 2009-02-28
CLARCOR INC
filed 2009-03-20
CIK 20740

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
QUARTERLY REPORT

Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarter ended February 28, 2009

REGISTRANT: CLARCOR Inc. (Delaware)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009
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
As of February 28, 2009, 50,908,699 common shares with a par value of $1 per share were outstanding.

Part I — Item 1
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	February 28,	November 29,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,281	$40,715
Restricted cash	1,073	473
Short-term investments	13,498	7,269
Accounts receivable, less allowance for losses of $14,054 for 2009 and $13,267 for 2008	165,595	194,864
Inventories:
Raw materials	60,539	60,575
Work in process	29,375	27,318
Finished products	78,726	70,308

Total inventories	168,640	158,201

Deferred income taxes	22,983	23,121
Prepaid expenses and other current assets	7,393	7,928

Total current assets	422,463	432,571

Plant assets at cost,	441,891	439,423
less accumulated depreciation	(250,188)	(246,824)

	191,703	192,599

Goodwill	225,100	223,964
Acquired intangibles, less accumulated amortization	97,038	95,089
Deferred income taxes	224	224
Other noncurrent assets	16,447	13,435

Total assets	$952,975	$957,882

LIABILITIES

Current liabilities:
Current portion of long-term debt	$114	$128
Accounts payable	61,621	65,398
Accrued salaries, wages and commissions	8,492	14,292
Compensated absences	6,721	8,004
Accrued insurance liabilities	9,804	9,668
Customer deposits	10,715	11,777
Income taxes	5,418	5,083
Other accrued liabilities	33,935	29,153

Total current liabilities	136,820	143,503

Long-term debt, less current portion	83,905	83,822
Postretirement health care benefits	648	642
Long-term pension liabilities	28,258	27,307
Deferred income taxes	38,277	39,317
Other long-term liabilities	3,923	7,360
Minority interests	4,175	4,172

Total liabilities	296,006	306,123

Contingencies

SHAREHOLDERS’ EQUITY

Capital stock	50,909	50,794
Capital in excess of par value	52,022	48,025
Accumulated other comprehensive loss	(29,659)	(26,562)
Retained earnings	583,697	579,502

Total shareholders’ equity	656,969	651,759

Total liabilities and shareholders’ equity	$952,975	$957,882

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	February 28,	March 1,
	2009	2008

Net sales	$213,690	$250,181
Cost of sales	152,707	173,626

Gross profit	60,983	76,555

Selling and administrative expenses	47,296	48,816

Operating profit	13,687	27,739

Other income (expense):
Interest expense	(928)	(3,567)
Interest income	167	270
Other, net	(45)	(212)

	(806)	(3,509)

Earnings before income taxes and minority interests	12,881	24,230

Provision for income taxes	4,096	7,941

Earnings before minority interests	8,785	16,289

Minority interests in losses (earnings) of subsidiaries	6	(140)

Net earnings	$8,791	$16,149

Net earnings per common share:
Basic	$0.17	$0.32

Diluted	$0.17	$0.32

Average number of common shares outstanding:
Basic	50,988,461	50,595,412

Diluted	51,470,412	51,211,190

Dividends paid per share	$0.09	$0.08

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 28,	March 1,
	2009	2008
Cash flows from operating activities:
Net earnings	$8,791	$16,149
Depreciation	6,921	6,636
Amortization	1,215	1,195
Loss on interest rate agreement	605	2,453
Stock-based compensation expense	2,415	2,009
Excess tax benefit from stock-based compensation	(422)	(966)
Changes in short-term investments	(6,229)	(570)
Changes in assets and liabilities, excluding short-term investments	5,745	(863)
Other, net	(88)	159

Net cash provided by operating activities	18,953	26,202

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,075)	(75,073)
Additions to plant assets	(6,955)	(8,137)
Investment in affiliate	(1,000)	—
Other, net	224	(702)

Net cash used in investing activities	(13,806)	(83,912)

Cash flows from financing activities:
Net proceeds under line of credit	—	110,000
Payments on long-term debt	(45)	(7,240)
Sale of capital stock under stock option and employee purchase plans	1,805	2,307
Purchase of treasury stock	—	(37,260)
Excess tax benefits from stock-based compensation	422	966
Cash dividends paid	(4,596)	(4,125)

Net cash (used in) provided by financing activities	(2,414)	64,648

Net effect of exchange rate changes on cash	(167)	173

Net change in cash and cash equivalents	2,566	7,111

Cash and cash equivalents, beginning of period	40,715	36,059

Cash and cash equivalents, end of period	$43,281	$43,170

Cash paid during the period for:
Interest	$340	$1,095

Income taxes	$3,708	$3,536

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of February 28, 2009, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended February 28, 2009, and March 1, 2008, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 2008 (2008 Form 10-K). The November 29, 2008 consolidated balance sheet data was derived from the Company’s year-end audited financial statements as presented in the 2008 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the period ended February 28, 2009, are not necessarily indicative of the operating results for the full year.
2.	BUSINESS ACQUISITIONS
On February 1, 2009, the Company purchased 85% ownership interests in Pujiang Novaeastern International Mesh Co., Ltd. (Pujiang) and Quzhou Chinagrace Filter Co., Ltd. (Quzhou). Both companies are based in China and were under common ownership. Pujiang and Quzhou are manufacturers of wire mesh filtration products sold primarily to the fibers, resin and aerospace industries. The combined purchase price for the ownership interests in both companies is approximately $4,352. The Company has the right, but not the obligation, to purchase the remaining 15% ownership interest using a formula based on the combined companies’ future operating results. The businesses are included in the Company’s Industrial/Environmental Filtration segment. The acquisition is not material to the results of the Company. The allocation of the purchase prices will be made to major categories of assets and liabilities when the Company completes its assessment of assets acquired and liabilities assumed.

During February 2009, the Company entered into an agreement to purchase the remaining 20% minority interest in its consolidated subsidiary based in Weifang, China. The acquisition is expected to close during the Company’s second fiscal quarter in 2009. This subsidiary is part of the Company’s Engine/Mobile Filtration segment and manufactures heavy-duty engine filters and certain lines of environmental filters and filter systems and filters used in off-shore oil drilling. The purchase price is approximately $4,500. The allocation of the purchase price will be made to major categories of assets and liabilities when the Company completes its assessment of assets acquired and liabilities assumed.

On January 16, 2009, the Company purchased certain assets of Meggitt (UK) Limited (Meggitt), for $578. This business was acquired to expand the Company’s product range of aerospace filters sold primarily to European aircraft manufacturers and aerospace parts distributors. The purchased assets will be combined into an existing Company subsidiary which is part of the Company’s Industrial/Environmental Filtration segment. The Company expects to make an additional payment in 2010 of approximately $146 to the former owner of the Meggitt assets contingent upon the renewal of a contract with a customer. The acquisition is not material to the results of the Company. The allocation of the purchase price will be made to major categories of assets when the Company completes its assessment of assets acquired.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

On December 29, 2008, the Company purchased the Keddeg Company (Keddeg), a manufacturer of aerospace filtration products based in Lenexa, Kansas. The purchase price was $5,497, excluding cash acquired and including acquisition costs. Keddeg’s results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The acquisition is not material to the results of the Company. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities assumed, based on available information, and is subject to change. The $1,352 excess of the purchase price over the preliminary estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill. Acquired intangible assets, other than trade names and goodwill, are amortized on a straight-line basis according to the useful lives of the acquired assets. The fair value of the identifiable intangible assets and their respective lives are shown in the following table:

		Estimated
Identifiable Intangible Asset	Value	Useful Life
Trade names	$663	Indefinite
Non-compete agreements	134	5 years
Customer relationships	1,114	12 years
Developed technology	1,256	10 years

Total fair value	$3,167

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (BPH), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for $4,000, payable $2,000 in cash at the acquisition date with the remaining $2,000 to be paid by December 31, 2009. During the three months ended February 28, 2009, the Company paid $1,000 of the remaining amount. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPH’s operating income. The investment, with a carrying amount of $3,925 and $4,011 at February 28, 2009 and November 29, 2008, respectively, is being accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The investment was initially recorded at cost. The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of the investee based on the percentage of ownership, as well as the receipt of any dividend income. The equity investment is periodically reviewed for indicators of impairment. The Company’s share of undistributed earnings was not material at February 28, 2009.

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

Also in December 2007, the Company purchased a distributor of engineered filtration products in Canada for approximately $1,402 including acquisition costs. Of the purchase price, $811 was paid during fiscal year 2008, $198 was paid during fiscal year 2009 and the remaining amount will be paid over the next three years. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. The $698 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition and is not material to the results of the Company.
3.	STOCK-BASED COMPENSATION
The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which establishes the accounting for stock-based awards. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the date of adoption. The Company issues stock option awards and restricted share unit awards to employees and issues stock option awards and restricted stock to non-employee directors under its stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted share units is recorded based on the market price of the Company’s common stock on the grant date. The Company recognizes compensation expense on a straight-line basis over the period from the grant date to the date retirement eligibility is achieved. For those who are already retirement eligible on the date of grant, compensation expense is recognized immediately. The key provisions of the Company’s stock-based incentive plans are described in Note N of the Company’s consolidated financial statements included in the 2008 Form 10-K.

The Company recorded pretax compensation expense related to stock options of $1,657 and related tax benefits of $527 for the three months ended February 28, 2009. For the three months ended March 1, 2008, the Company recorded pretax compensation expense related to stock options of $1,482 and related tax benefits of $510. Pretax compensation expense related to restricted share unit awards totaled $758 for the three months ended February 28, 2009, and $527 for the three months ended March 1, 2008. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock-based compensation were $422 for the three months ended February 28, 2009, and $966 for the three months ended March 1, 2008.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Stock Options

The following table summarizes the activity for the three months ended February 28, 2009, with respect to non-qualified stock options granted under the Company’s incentive plans.

	Shares Granted	Weighted
	under Incentive	Average
	Plans	Exercise Price

Outstanding at beginning of year	3,132,111	$25.75
Granted	413,525	$32.78
Exercised	(68,622)	$10.21
Surrendered	(1,463)	$34.07

Outstanding at February 28, 2009	3,475,551	$26.87

Options exercisable at February 28, 2009	2,578,529	$24.33

The fair value of stock options granted during the three months ended February 28, 2009 and March 1, 2008 were based on the following assumptions:

	Three Months Ended
	February 28,	March 1,
	2009	2008

Risk-free interest rate	1.81%	3.88%
Expected dividend yield	0.96%	0.85%
Expected volatility factor	24.23%	20.20%
Expected option term in years	5.6	6.0
The weighted average fair value per option at the date of grant for options granted during the three months ended February 28, 2009 and March 1, 2008, was $7.58 and $9.42, respectively. The total intrinsic value of options exercised during the three months ended February 28, 2009, and March 1, 2008, was $1,369 and $2,952, respectively.

The following table summarizes information about the Company’s outstanding and exercisable options at February 28, 2009.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Range of		Exercise	Remaining		Exercise	Remaining
Exercise Prices	Number	Price	Life in Years	Number	Price	Life in Years
$8.97 - $9.75	157,748	$9.09	1.08	157,748	$9.09	1.08
$11.50 - $13.75	163,400	$13.13	2.58	163,400	$13.13	2.58
$16.01 - $22.80	887,648	$20.53	3.59	887,648	$20.53	3.59
$25.89 - $38.23	2,266,755	$31.58	7.17	1,369,733	$29.88	5.98

	3,475,551	$26.87	5.77	2,578,529	$24.33	4.64

At February 28, 2009, the aggregate intrinsic value of options both outstanding and exercisable was $10,181.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

At February 28, 2009, there was $3,892 of total unrecognized compensation cost related to non-vested stock option awards which the Company expects to recognize over a weighted-average period of 3 years.
Restricted Share Unit Awards
During the three months ended February 28, 2009 and March 1, 2008, the Company granted 36,368 and 25,989 restricted units of Company common stock with a fair value of $32.78 and $36.48, respectively, per unit.
4.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS

Diluted earnings per share reflect the impact of outstanding stock options and restricted share units as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

	Three Months Ended
	February 28,	March 1,
	2009	2008
Weighted average number of common shares outstanding	50,988,461	50,595,412
Dilutive effect of stock-based arrangements	481,951	615,778

Weighted average number of diluted common shares outstanding	51,470,412	51,211,190

Net earnings	$8,791	$16,149

Basic earnings per share amount	$0.17	$0.32

Diluted earnings per share amount	$0.17	$0.32

Options with exercise prices greater than the average market price of the common shares during the respective periods were not included in the computation of diluted earnings per share. For the three months ended February 28, 2009, 1,342,250 options with a weighted average exercise price of $34.32 were excluded from the computation. For the three months ended March 1, 2008, 419,275 options with a weighted average exercise price of $36.50 were excluded from the computation.

For the three months ended February 28, 2009, exercises of stock options added $1,876 to capital in excess of par value.

During the three months ended February 28, 2009, the Company did not repurchase any shares of its common stock under its $250,000 stock repurchase program. As of February 28, 2009, there was approximately $187,210 available for future purchases under this program. During the three months ended March 1, 2008, the Company repurchased and retired 1,000,000 shares of common stock for $37,260.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5.	COMPREHENSIVE EARNINGS

The Company’s total comprehensive earnings and its components are as follows:

	Three Months Ended
	February 28,	March 1,
	2009	2008

Net earnings	$8,791	$16,149
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	(3,314)	1,440
Pension liability adjustments	217	—

Total comprehensive earnings	$5,694	$17,589

The components of the ending balances of accumulated other comprehensive earnings are as follows:

	February 28,	November 29,
	2009	2008

Pension liability, net of tax of $10,661 and $10,790	$(17,961)	$(18,178)
Translation adjustments, net of tax of $155 and $155	(11,698)	(8,384)

Accumulated other comprehensive loss	$(29,659)	$(26,562)

6.	FAIR VALUE MEASUREMENT

The Company measures assets and liabilities at fair value as discussed throughout the footnotes to its quarterly and annual financial statements. Assets or liabilities that have recurring measurements are shown below:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

February 28, 2009
Short-term investments	$13,498	$13,498	$—	$—
Restricted trust (part of noncurrent assets)	1,330	1,330	—	—
Interest rate agreement (part of current liabilities)	(2,612)	—	(2,612)	—

	$12,216	$14,828	$(2,612)	$—

November 29, 2008
Short-term investments	$7,269	$7,269	$—	$—
Restricted trust (part of noncurrent assets)	1,428	1,428	—	—
Interest rate agreement (part of long-term liabilities)	(2,007)	—	(2,007)	—

	$6,690	$8,697	$(2,007)	$—

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The Company’s short-term investments consist of tax-exempt municipal money market funds, which are actively traded. The restricted trust, which is used to fund certain payments for the Company’s nonqualified U.S. pension plan, consists of actively traded equity and bond funds. The interest rate agreement’s fair value was determined based on the present value of expected future cash flows using discount rates appropriate to the risks involved.

7.	LONG-TERM DEBT AND INTEREST RATE AGREEMENT

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (Credit Facility) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas. The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are also payable as provided in the credit agreement. At February 28, 2009, long-term debt included $75,000 outstanding on the Credit Facility.

The Company’s significant accounting policies for derivative instruments are described in Note A of the 2008 Form 10-K. On January 2, 2008, the Company entered into a fixed rate interest swap agreement to manage its interest rate exposure on certain amounts outstanding under the Credit Facility. The interest rate agreement provides for the Company to receive interest at floating rates based on LIBOR and pay a 3.93% fixed interest rate plus an applicable margin on a notional amount of $100,000. Payments pursuant to the interest rate agreement are settled on a net basis quarterly. The agreement expires January 1, 2010. The swap agreement has not been designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Unrealized gains or losses and periodic settlement payments are recorded in interest expense in the Consolidated Condensed Statements of Earnings and as a component of cash flows from operations in the Consolidated Condensed Statements of Cash Flows.

The Company’s swap agreement incorporates by reference the non-financial and financial debt covenants included in the Company’s 2008 Credit Facility. The swap agreement also includes other events which would qualify as a default or termination event, whereby the counterparty could request payment on the derivative instrument. Should the counterparty to the Company’s derivative contract fail to meet its obligations, the Company would be exposed to greater interest rate fluctuations along with the cost, if any, to extinguish the contract. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with institutions that can be expected to perform fully under the terms of the agreements.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

At February 28, 2009 and November 29, 2008, the Company had the following derivative in a liability position. The Company did not have any derivatives in an asset position at either reporting date.

	Derivatives In Liability Position
	Consolidated
Derivatives Not Designated as Hedging	Balance Sheet	Fair
Instruments Under SFAS No. 133	Location	Value
February 28, 2009
Fixed rate interest swap agreement	Current liabilities	$2,612

Total		$2,612

November 29, 2008
Fixed rate interest swap agreement	Other long-term liabilities	$2,007

Total		$2,007

The following table reflects the loss on interest rate agreement for the three months ended February 28, 2009 and March 1, 2009, respectively.

Amount of
Loss on Interest
Derivatives Not Designated	Rate Agreement		Location of
as Hedging Instruments	Quarter Ended	Quarter Ended	Loss on Interest
Under SFAS No. 133:	February 28, 2009	March 1, 2008	Rate Agreement

Fixed rate interest swap agreement	$(605)	$(2,453)	Interest expense

8.	ACQUIRED INTANGIBLES

The following table reconciles the activity for goodwill by reporting unit for the three months ended February 28, 2009.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at November 29, 2008	$21,143	$202,821	$—	$223,964
Acquisitions	—	1,783	—	1,783
Currency translation adjustments	(579)	(68)	—	(647)

Balance at February 28, 2009	$20,564	$204,536	$—	$225,100

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, proprietary technology, patents and non-compete agreements.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at February 28, 2009:
Trademarks, gross	$896	$41,620	$—	$42,516
Less accumulated amortization	32	265	—	297

Trademarks, net	$864	$41,355	$—	$42,219

Customer relationships, gross	$2,154	$34,080	$—	$36,234
Less accumulated amortization	1,109	6,434	—	7,543

Customer relationships, net	$1,045	$27,646	$—	$28,691

Other acquired intangibles, gross	$243	$35,273	$—	$35,516
Less accumulated amortization	241	9,147	—	9,388

Other acquired intangibles, net	$2	$26,126	$—	$26,128

Amortization expense is estimated to be $4,888 in 2009, $4,465 in 2010, $4,404 in 2011, $4,389 in 2012 and $4,319 in 2013.

9.	GUARANTEES AND WARRANTIES

The Company has provided letters of credit totaling approximately $23,800 and $24,003 as of February 28, 2009 and November 29, 2008, respectively, to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

Changes in the Company’s warranty accrual during the three months ended February 28, 2009, are as follows:

Balance at November 29, 2008	$2,494
Accruals for warranties issued during the period	157
Accruals related to pre-existing warranties	73
Settlements made during the period	(167)
Other adjustments, including currency translation	(8)

Balance at February 28, 2009, included in other accrued liabilities	$2,549

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

10.	RETIREMENT BENEFITS

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and Company contributions for these plans were as follows:

	Three Months Ended
	February 28,	March 1,
	2009	2008

Pension Benefits:
Components of net periodic benefit cost:
Service cost	$450	$650
Interest cost	2,297	2,129
Expected return on plan assets	(1,713)	(2,603)
Amortization of unrecognized:
Prior service cost	33	41
Net actuarial loss	389	42

Net periodic benefit cost	$1,456	$259

Cash contributions	$390	$326

Postretirement Healthcare Benefits:
Components of net periodic benefit income:
Interest cost	$15	$15
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial gain	(46)	(33)

Net periodic benefit income	$(62)	$(49)

Cash contributions	$50	$53

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments. The minimum required contribution to one of the Company’s qualified U.S. pension plans for fiscal 2009 is approximately $400. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. The Company has determined it will make a voluntary contribution to its U.S. qualified plans of $180 in 2009. The Company has not determined if it will make further contributions to its U.S. qualified plans in 2009. The Company also expects to contribute $295 to its U.S. nonqualified plan, $363 to its non-U.S. plan and $198 to its postretirement healthcare benefit plan to pay benefits during 2009.

In addition to the plan assets related to its qualified plans, the Company has also funded $1,330 and $1,428 at February 28, 2009 and November 29, 2008, respectively, into a restricted trust for its nonqualified plan. This trust is included in other noncurrent assets in the Consolidated Condensed Balance Sheets.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Recent declines in the fair value of the plans’ assets may result in significant charges to other comprehensive loss and a potential increase in the fiscal year 2010 pension expense to the extent the effects are not offset by a change in the discount rate at the time of the Company’s annual pension measurement on November 30, 2009. The Company’s required contributions to its plans may also be affected.

11.	INCOME TAXES

The liability for gross unrecognized tax benefits was $2,113 at February 28, 2009 and $1,970 at November 29, 2008. The net increase in the liability for the three months ended February 28, 2009 resulted from additions of current and prior period tax positions and changes in interest and penalties of $143.

At February 28, 2009, the amount of unrecognized tax benefit for permanent tax adjustments that, if recognized, would impact the effective tax rate was $1,669. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of February 28, 2009, the Company had $458 accrued for the payment of interest and penalties. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of February 28, 2009, will decrease by $613 over the next twelve months as a result of expected settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2009; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service has completed its audits of the Company’s U.S. income tax returns through fiscal 2005. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to fiscal 2003.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other employees.

13.	RESTRUCTURING CHARGES

As discussed more fully in the 2008 Form 10-K, in July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (HVAC) filter manufacturing operations within its Industrial/Environmental Filtration segment. The Company anticipates that the HVAC restructuring program will be completed in fiscal year 2009, and that realization of the full benefits of the program will be achieved in fiscal year 2010. The majority of these expenses have been paid as of February 28, 2009.

As an ongoing part of this program, during the three months ended February 28, 2009, the Company consolidated four Louisville, Kentucky area facilities into one location in Jeffersonville, Indiana in order to realize cost savings and efficiency benefits. Severance costs of $26 were accrued during the three months ended February 28, 2009 and were included in cost of sales in the Condensed Consolidated Statements of Earnings.

During the third quarter of fiscal year 2008, the Company also discontinued production at an HVAC filter manufacturing plant in Henderson, North Carolina. The Company expensed $1,081 in fiscal year 2008, which was included in cost of sales in the Condensed Consolidated Statements of Earnings, mainly for employee termination costs and a pension curtailment expense of $516. The Company expensed $27 related to the Henderson, North Carolina location during the three months ended February 28, 2009, mainly for facility consolidation and employee termination costs. Minimal additional charges related to facility consolidation costs will be recognized when the Company exits that facility. The Company has classified land of $230 and building and building fixtures of $2,995, which are included in plant assets, as assets held for sale related to the North Carolina plant.

During the second quarter of fiscal year 2008, the Company discontinued production at an HVAC filter manufacturing plant in Davenport, Iowa. The Company expensed and paid $154 in fiscal year 2008, which was included in cost of sales in the Condensed Consolidated Statements of Earnings, mainly for employee termination costs. The Company did not incur any expenses related to the Davenport, Iowa location during the three months ended February 28, 2009. Minimal additional charges related to contract termination costs and facility consolidation costs will be recognized when the Company exits a lease related to that facility.

The Company discontinued production at an HVAC filter manufacturing plant in Kenly, North Carolina in November 2006. Severance costs of $164 were accrued and paid during fiscal 2006 and were included in cost of sales in the Condensed Consolidated Statements of Earnings.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

14.	SEGMENT DATA

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the three months ended February 28, 2009, and March 1, 2008, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the consolidated condensed statements of earnings. Intersegment sales were not material.

	Three Months Ended
	February 28,	March 1,
	2009	2008

Net sales:
Engine/Mobile Filtration	$85,380	$105,109
Industrial/Environmental Filtration	113,458	126,422
Packaging	14,852	18,650

	$213,690	$250,181

Operating profit:
Engine/Mobile Filtration	$13,301	$22,342
Industrial/Environmental Filtration	663	4,285
Packaging	(277)	1,112

	13,687	27,739
Other expense	(806)	(3,509)

Earnings before income taxes and minority earnings	$12,881	$24,230

	February 28,	November 29,
	2009	2008

	(Unaudited)
Identifiable assets:
Engine/Mobile Filtration	$249,572	$252,380
Industrial/Environmental Filtration	633,172	638,915
Packaging	37,900	37,949
Corporate	32,331	28,638

	$952,975	$957,882

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The standards will affect the Company’s accounting for businesses acquired after November 28, 2009 and presentation of noncontrolling interests, previously called minority interests, in its consolidated financial statements in fiscal year 2010.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in other comprehensive earnings in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. See Note I of the 2008 Form 10-K for

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

further discussion of the impact of this change on the Company’s consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date are effective for the Company’s fiscal year ending November 28, 2009. As permitted by SFAS No. 158, the Company will use the measurements performed in fiscal year 2008 to estimate the effects of the changes to the 2009 fiscal year-end measurement dates. The impact of the transition to fiscal year-end measurement dates, which will be recorded as an adjustment to retained earnings in the fourth quarter of fiscal year 2009, is expected to be immaterial to the consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The Company adopted SFAS No. 161 effective as of the beginning of the first quarter of fiscal year 2009.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per share pursuant to the two-class method discussed in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for the Company’s fiscal year 2010 and requires the restatement of all previously reported earnings per share data. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on the consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP SFAS 132R-1 expands the disclosure set forth in SFAS No. 132R by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentration of risk. Additionally, FSP SFAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157. This FSP will be effective for the Company’s fiscal year 2010 and will affect the disclosures in the consolidated financial statements.

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
EXECUTIVE SUMMARY
Management Discussion Snapshot
(Dollars in thousands except per share data)

			Quarter to
			Quarter
Three Months	2009	2008	Change

Net sales	$213,690	$250,181		-14.6%
Operating profit	13,687	27,739		-50.7%
Operating margin	6.4%	11.1%	-4.7	pts.
Other expense	806	3,509		-77.0%
Provision for income yaxes	4,096	7,941		-48.4%
Effective tax rate	28.3%	25.4%	2.9	pts.
Net earnings	8,791	16,149		-45.6%
Net earnings margin	4.1%	6.5%	-2.4	pts.
Diluted earnings per share	$0.17	$0.32		-46.9%
Average diluted shares outstanding	51,470,412	51,211,190		0.5%
The global recession impacted the Company significantly in the first quarter of 2009. The Company’s reported 2009 first quarter net sales of $213,690,000 and operating profit of $13,687,000 were 14.6% and 50.7% lower than the first quarter of 2008, respectively. For the first quarter of 2009, net earnings of $8,791,000 and diluted earnings per share of $0.17 were lower than the first quarter of 2008. Within the U.S., sales declined by 9%; outside the U.S., sales declined by 26%. The drop in sales volume was widespread and affected each of the Company’s reporting segments. Although the Company expected the first quarter of fiscal 2009 to be lower than the first quarter of 2008, it did not expect such a large drop in sales. Economic conditions, both domestically and internationally, contributed to weak demand across most filtration markets although modest growth in sales of systems and filter cartridges for the aviation fuel and defense sectors offset some of that weakness. Overall, the Company believes that customers reduced their inventory levels as a result of lower demand, both in the U.S. and overseas, due to the severity of the recession.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The Company believes that its customers’ inventory reductions during the first quarter will not continue, and that, since the Company sells primarily aftermarket maintenance filters, base replacement demand will resume, particularly in its independent distribution market channel.
The 2009 first quarter’s reduced demand affected production volumes at the Company’s plants causing underabsorption of fixed manufacturing costs and lowering operating margin. Throughout the first quarter of fiscal 2009, the Company continued to implement aggressive cost reduction initiatives, including a salary and headcount freeze for all domestic operating units, and curtailment of discretionary spending. However, certain costs are not controllable, such as the $1 million increased pension expense recorded in the first quarter of 2009 due to the decline in the value of the Company’s pension plan assets. The Company expects its cost reduction programs and lower raw material costs to improve its cost structure during the remainder of fiscal 2009.
Other expense in 2008 included a $2,453,000 charge to interest expense, or $0.03 per diluted share after taxes, to mark to market an interest rate agreement entered into during the first quarter of 2008. The mark to market charge in first quarter 2009 was $605,000. In the first quarter of 2009, the strengthening of the U.S. dollar compared to other currencies reduced net sales and operating profit by approximately $9 million and $1 million, respectively. Fluctuations in foreign currencies contributed approximately $6.1 million to net sales and approximately $1 million to operating profit for the first quarter of 2008.
CLARCOR’s financial position remains strong with adequate cash resources and sufficient borrowing capacity under its current line of credit. As of February 28, 2009, it had over $56 million of cash and short-term investments and approximately $166.5 million of availability under its line of credit.
During the first quarter of 2009, the Company acquired several businesses. Although none of these acquisitions were large, each added to the Company’s product offerings, expanded its reach in certain geographies and markets, and, for certain acquisitions in China, will allow the Company to lower the cost of products previously purchased from other third parties. The acquisitions, individually and in the aggregate, are not expected to be material to the results of the Company.
On December 29, 2008, the Company purchased the Keddeg Company (Keddeg), a manufacturer of aerospace filtration products based in Lenexa, Kansas. The purchase price was $5,497,000, excluding cash acquired and including acquisition costs. Keddeg’s results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition.
On January 16, 2009, the Company purchased certain assets of Meggitt (UK) Limited, a manufacturer of aerospace filters based in the United Kingdom for $578,000. This business was acquired to expand the Company’s product range of aerospace filters sold primarily to European aircraft manufacturers and aerospace parts distributors. The purchased assets will be combined into an existing Company subsidiary which is part of the Company’s Industrial/Environmental Filtration segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
On February 1, 2009, the Company purchased 85% ownership interests in Pujiang Novaeastern International Mesh Co., Ltd. (Pujiang) and Quzhou Chinagrace Filter Co., Ltd. (Quzhou). Both companies are based in China and were under common ownership. Pujiang and Quzhou are manufacturers of wire mesh filtration products sold primarily to the fibers, resin and aerospace industries. The companies are included in the Industrial/Environmental Filtration segment. The combined purchase price for the ownership interests in both companies was approximately $4,352,000. The Company has the right, but not the obligation, to purchase the remaining 15% ownership interest in these companies using a formula based on the combined companies’ future operating results.
During February 2009, the Company entered into an agreement to purchase the remaining 20% minority interest in its consolidated subsidiary based in Weifang, China. The acquisition is expected to close during the Company’s second fiscal quarter in 2009. This subsidiary is part of the Company’s Engine/Mobile Filtration segment and manufactures heavy-duty engine filters and certain lines of environmental filters and filter systems and filters used in off-shore oil drilling. The purchase price is approximately $4,500,000.
RESULTS OF OPERATIONS: FIRST QUARTER OF 2009 COMPARED WITH FIRST QUARTER OF 2008.
SALES
Net Sales by Segment (Dollars in Thousands)

			Quarter to
			Quarter
Three Months	2009	2008	Change

Engine/Mobile Filtration	$85,380	$105,109	-18.8%
Industrial/Environmental Filtration	113,458	126,422	-10.3%
Packaging	14,852	18,650	-20.4%

CLARCOR	$213,690	$250,181	-14.6%

The Engine/Mobile Filtration segment’s 2009 first quarter sales decreased $19,729,000 to $85,380,000 from the prior year’s first quarter. Sales in the U.S. declined by 13% and sales outside the U.S. declined by 30% in the first quarter of 2009 compared to the first quarter of 2008. Heavy-duty engine filter sales grew in Mexico, Australia and South Africa while filter sales in Asia dropped more than in the rest of the world. Despite a slowdown in Asia during the first quarter of 2009, the Chinese market is still growing for the Company’s current business there. The Company believes this will be enhanced by recent acquisitions it has made in China. Sales to other parts of Asia and the Middle East are also expected to grow for the rest of the year based on current orders. Hauled freight tonnage in both over-the-road and railway traffic continued to decline as the current recession drove down customer demand to transport goods during the first quarter of 2009. Sales to filter markets for off-road applications for construction, mining and agricultural equipment were also lower than in the prior year. Sales to both aftermarket and original equipment customers declined in the first quarter of 2009. Fluctuations in foreign currencies reduced sales by approximately $4.7 million, or 4.5% for this segment in the first quarter of 2009 compared to the first quarter of 2008 as the dollar strengthened against most currencies. The Company expects the commercial rail industry and over-the-road truck traffic to remain soft through most of 2009 as economic pressures continue in the coal, housing, manufacturing and automotive sectors.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Construction, mining and agricultural activity is also expected to remain slow throughout the remainder of 2009. Therefore, the Company expects sales to be lower in fiscal 2009 compared to fiscal 2008 for this segment although it does expect operating margins to be higher in the remaining quarters of 2009 than they were in the first quarter of 2009. Specifically, the Company expects the Engine/Mobile Filtration segment sales to decline by approximately 6% to 8% over the next three quarters compared to the last three quarters of 2008. The Company believes that many of its customers will deplete their inventory of filters and will need to start restocking in the latter half of 2009.
The Company’s Industrial/Environmental Filtration segment recorded a $12,964,000, or 10.3%, decrease in sales to $113,458,000 from $126,422,000 for the 2009 first quarter. The strengthening of the U.S. dollar during the current quarter compared to the dollar’s value in the 2008 quarter reduced sales by approximately $4.4 million, or 3.5%. Sales volumes for the first three months of 2009 were varied across end-markets and channels. The 2009 quarter’s sales decline was driven by lower demand for HVAC filters used in industrial, commercial and residential applications than in the first quarter of 2008 primarily due to the widespread reduction in production at U.S. manufacturing plants. The Company expects HVAC sales volume to increase over the next several quarters as the prime cooling season begins although it does not expect sales levels to be higher in the remaining quarters of 2009 than in the comparable quarters of 2008. Sales of air filtration systems dropped in the first quarter of 2009 significantly as customers reduced their capital spending plans, both in the U.S. and in Europe. Filters and filtration products used in plastic, polymer and fiber filtration applications and specialty filtration were also weak. Overall, in the first quarter of 2009, filter sales to the natural gas industry declined by about 4% from the first quarter of 2008. Filter sales for oil drilling declined by over 10% for this same period as oil drilling throughout the world slowed and drilling projects were delayed. The Company expects future growth, over the medium and long-term, for filters used in natural resource industries, such as natural gas, oil and water, due to the expectation that global demand for natural resources will rise in the future, especially as the economy recovers. However, it appears that filter sales to these industries will not grow in 2009. In contrast, aviation fuel filters sales grew in the first quarter of 2009 compared to the first quarter of 2008, both in the U.S. and in Europe. The Company expects this trend to continue for the rest of 2009 based on the Company’s backlog as of quarter end. Overall, the Company expects sales for its Industrial/Environmental Filtration segment over the next three quarters to decline by 2% to 5%.
The Packaging segment’s first quarter 2009 sales were $14,852,000 compared to $18,650,000 in the first quarter of 2008, a $3,798,000 decline. Sales were impacted in 2009 by lower demand for packaging used in the health and beauty, confection, tobacco, promotion and film industries. There was modest growth in flat sheet metal decorating compared to the first quarter of 2008. Continued slow growth in customers’ sales of their products and delayed new product introductions was due to adverse conditions in the overall economy. Sales in the first quarter are normally this segment’s smallest and are not necessarily indicative of performance during the next three quarters. The Company expects that this segment will post overall fiscal 2009 sales at a level consistent with fiscal 2008 based on significant orders recently received from its customers.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
OPERATING PROFIT
Operating Profit and Margin by Segment (Dollars in Thousands)

			Quarter to
			Quarter
Three Months	2009	2008	Change

Engine/Mobile Filtration	$13,301	$22,342	-40.5%
Industrial/Environmental Filtration	663	4,285	-84.5%
Packaging	(277)	1,112	-124.9%

CLARCOR	$13,687	$27,739	-50.7%

Engine/Mobile Filtration	15.6%	21.3%	-5.7	pts.
Industrial/Environmental Filtration	0.6%	3.4%	-2.8	pts.
Packaging	-1.9%	6.0%	-7.9	pts.
CLARCOR	6.4%	11.1%	-4.7	pts.
Operating profit for the first quarter of 2009 was $13,687,000 compared to $27,739,000 in 2008, a 50.7% decrease. Operating margin was 6.4% for the first quarter of 2009 compared to 11.1% for the 2008 quarter. In each segment, the lower operating profit and margin was driven primarily by underabsorption of fixed manufacturing costs and operating expenses due to reduced sales volume driven by the downturn in the economy. In addition, the Company recognized higher workers compensation costs, stock option expense and bad debt expense and recorded approximately $1 million more in pension expense in the first quarter of 2009, primarily due to the decline in the value of its pension plan assets. Discretionary spending, particularly travel, advertising and professional fees, incentive compensation, salaries and benefits, was lower in the first three months of fiscal 2009 as the Company continued cost containment actions throughout its segments, including a salary and headcount freeze at its domestic locations. During the first quarter of 2009, the Company experienced declines in material costs, particularly in various types and grades of steel and metals, oil and natural gas, resins, adhesives, gaskets, packaging material and filter media prices. The Company expects material costs to continue to decline as economic pressures keep input costs lower. If this does occur, it should have a positive impact on the Company’s cost structure in the last three quarters of 2009.
The Engine/Mobile Filtration segment recorded an operating profit decrease in the first quarter of 2009 of 40.5% to $13,301,000 compared to the first quarter of 2008. This decrease resulted primarily from the sales decline both domestically and abroad. The segment’s operating margin of 15.6% for the first three months of 2009 was lower than the 21.3% recorded in the first quarter of 2008. Fluctuations in foreign currencies reduced this segment’s operating profit approximately $500,000 during the first quarter of 2009. The Company expects operating profit for this segment to decline by 6% to 8% over the next three quarters of fiscal 2009 compared to the last three quarters of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The Industrial/Environmental Filtration segment reported operating profit of $663,000 in first quarter 2009 compared to $4,285,000 in the first quarter of 2008. Overall operating profit declined due to excess plant capacity and utilization, which resulted primarily from lower sales volumes for HVAC filters, environmental air filtration systems, dust collector cartridges and filters for polymer, fiber and resin applications. The segment’s operating margin was 0.6% in 2009’s first quarter compared to 3.4% in the same 2008 quarter. The Company expects segment operating profit to decline by 1% to 2% over the next three quarters compared to the last three quarters of 2008.
The Company is continuing to implement its restructuring program in its HVAC filter manufacturing operations, which began in 2006, and expects significantly improved performance, primarily in reduced labor and freight costs, as fiscal 2009 progresses. The Company anticipates improved manufacturing productivity and a lower product cost structure driven by the new equipment which is being installed at each of the Company’s HVAC filter manufacturing locations. During the first quarter of 2009, the Company spent $2.6 million for new equipment and expects to purchase an additional $1.5 million of new equipment over the remainder of the year. Expenses related to the restructuring plan were approximately $275,000 during the first quarter of 2009, primarily due to the consolidation of four Louisville, Kentucky area HVAC related plants into one location in Jeffersonville, Indiana. The Company expects to complete this relocation during the second quarter. This is expected to be the last major plant consolidation effort in the restructuring plan. The Company has not changed its expectation to improve operating profit at its HVAC filter manufacturing operations and to achieve an operating margin of 3% to 5% in 2009 and 7% to 9% in 2010 for this business. Further, it still expects to achieve a $14 million improvement in operating profit by the end of 2010 from the 2006 level and for operating margins to reach an overall 10% for the Industrial/Environmental Filtration segment, although continuing poor economic conditions could change these expectations.
The Packaging segment’s operating loss in the 2009 quarter was $277,000 compared to operating profit of $1,112,000 in the first quarter of 2008. The first quarter of 2009 sales volume was significantly lower than an average first quarter for this segment and resulted in unused capacity and under absorption during the 2009 quarter, which led to an operating loss. The Company expects operating profit to grow by 10% to 12% over the next three quarters compared to the last three quarters of 2008 based on its sales growth expectations.
OTHER EXPENSE
Net other expense for the 2009 first quarter of $806,000 compared to $3,509,000 for the same quarter of 2008. The most significant change from the 2008 quarter related to increased interest expense during the first three months of 2008 due to a $2,453,000 interest charge related to a two-year fixed interest rate swap agreement that will expire on January 1, 2010. The $2,612,000 current fair value of the swap agreement will reverse over the next ten months and reduce interest expense over that period although the amount recorded in any particular month or quarter will vary and partly depend on interest rates.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
PROVISION FOR INCOME TAXES
The provision for income taxes in the first three months of 2009 was $4,096,000 compared to $7,941,000 in the first three months of 2008, resulting in an effective tax rate for the first quarter of 2009 of 31.8% compared to 32.8% for the first quarter of 2008. Lower earnings before income taxes and minority interests, discrete items and the differing mix of earnings from U.S. and international operations contributed to a lower rate in 2009. The Company expects that its overall effective tax rate for fiscal 2009 will be approximately 33.0% to 34.0%, slightly higher than the effective rate recorded in the first quarter of 2009, because of increased earnings before income taxes and minority interests and a differing mix of earnings from international operations. During the first quarter of 2008, the Company recorded a $440,000 tax benefit related to a refund it received from one of its overseas subsidiaries arising from changes in certain tax regulations. This lowered the effective tax rate in first quarter 2008.
NET EARNINGS AND EARNINGS PER SHARE
Net earnings in the first quarter of 2009 were $8,791,000, or $0.17 on a diluted basis, compared to the 2008 first quarter of $16,149,000, or $0.32 per share on a diluted basis. Diluted average shares outstanding of 51,470,412 at the end of the first quarter of 2009 were slightly higher than the average of 51,211,190 for the first quarter of 2008 due to the issuance of shares under stock award plans.
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
The Company’s financial position remains strong with adequate cash resources and sufficient borrowing capacity under its current line of credit. The global credit market experienced a significant tightening of credit availability and interest rate volatility during fiscal 2008 that is continuing into 2009. This resulted in reduced funding available from commercial banks and for corporate debt issuers. As a result, capital became more expensive and less available; however, the Company does not foresee any difficulties meeting its cash requirements or accessing credit over the next twelve months. On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $250 million under a selection of currencies and rate formulas. Management believes the financial institutions that are party to this arrangement have adequate capital and resources and will be able to fund future borrowings under the Company’s credit agreement. The interest rate is based upon either, at the Company’s election, a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. At February 28, 2009, the interest rate plus margin was 0.80%. Commitment fees, letter of credit fees and other fees are payable as provided in the credit agreement. As of February 28, 2009, $75 million was outstanding on the $250 million facility and $8.5 million in letters of credit had been issued against the credit facility’s $75 million letter of credit subline. The Company had approximately $166.5 million available for further borrowing at February 28, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
On January 2, 2008, the Company entered into an interest rate agreement with a bank to manage its interest rate exposure on certain amounts outstanding under its $250 million revolving credit agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus applicable margins and receive interest based on a three-month LIBOR on a notional amount of $100 million and expires January 1, 2010. This will mitigate the Company’s economic interest rate risk until January 2010. The swap agreement has not been designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Unrealized gains and losses and periodic settlement payments are recorded in interest expense in the statement of earnings and as a component of cash flows from operations in the statement of cash flows. The fair value of the interest rate agreement at February 28, 2009 was $2,612,000. This was recorded as part of other current liabilities.
By using derivative instruments, the Company exposes itself, from time to time, to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company minimizes this credit risk by entering into transactions with counterparties which it believes have the financial resources to meet their obligations. The Company minimizes market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company’s swap agreement incorporates by reference the non-financial and financial debt covenants included in the Company’s credit facility. The swap agreement also includes other events which would qualify as a default or termination event, whereby the counterparty could request payment on the derivative instrument.
Cash and short-term investments at February 28, 2009 of $56,779,000 increased almost $9 million from $47,984,000 at fiscal year-end 2008. Short-term investments include tax-exempt municipal money market funds. Cash and cash equivalents are held by financial institutions throughout the world. Management regularly reviews the creditworthiness of these institutions and maintains access to the Company’s funds. The current ratio of 3.1 at first quarter-end 2009 is relatively unchanged from 3.0 at year-end 2008. Long-term debt of $83,905,000 at February 28, 2009 included a net $75 million of borrowings during 2008 under the Company’s revolving credit agreement. Required principal payments on long-term debt will be approximately $114,000 in 2009 based on scheduled payments in current debt agreements. The borrowings under the line of credit facility will be due by the end of the five-year term although the Company expects to repay the outstanding amounts earlier than that. The Company was in compliance with all covenants related to its borrowings throughout first quarter 2009 and throughout fiscal 2008. The Company expects to remain in compliance with these covenants in the foreseeable future despite the global economic downturn. The ratio of total debt to total capitalization, defined as long-term debt plus total shareholders’ equity, was 11.3% at February 28, 2009 compared to 11.4% at the end of 2008. Subsequent to the end of the first quarter of 2009, the Company re-issued an industrial revenue bond for approximately $8.4 million, which will be due in 2016. This increased cash and long-term debt.
The Company had 50,908,699 shares of common stock outstanding as of February 28, 2009 compared to 50,794,422 shares outstanding at fiscal year-end 2008. The increase in shares outstanding was primarily due to the issuance of shares under stock award and option programs during the first quarter of 2009. Shareholders’ equity increased to $656,969,000 from $651,759,000 at year-end 2008 primarily as a result of net earnings and stock issuances related to stock option activity offset by dividend payments of $4,596,000 and other comprehensive loss of $3,097,000 due to currency translation and pension liability adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cash generated by operating activities decreased to $18,953,000 for the three-month 2009 period compared to $26,202,000 for the same period in the prior year, mainly due to lower net earnings compared to the year ago quarter. The working capital fluctuations mainly resulted from the drop in sales, which lowered accounts receivable and built inventory, and payments made to vendors. The working capital change also included $6,229,000 of cash used to purchase short-term investments, compared to $570,000 in the first quarter of 2008.
For the three-month period of 2009, cash flows used in investing activities of $13,806,000 were lower than the amount of $83,912,000 used in the corresponding 2008 period, primarily due to lower spending on business acquisitions. In the first quarter of 2009, $6,075,000 of cash was paid for business acquisitions and compared to $75,073,000 in the first quarter of 2008. Spending on plant asset additions of $6,955,000 in the first quarter of 2009 was primarily for the HVAC filter manufacturing restructuring program, new product and filter media development programs, facility improvements and cost reduction programs. Capital expenditures for normal facility maintenance and improvements, productivity improvements, safety initiatives, the HVAC restructuring program, new products and filter media development are expected to be $35 to $40 million in 2009 compared to $35 million spent in fiscal 2008. Capital spending included in the fiscal 2009 amount and related to the HVAC restructuring program is estimated to be approximately $4 million in 2009. In late 2008, the Company postponed certain capacity expansion and information technology projects until the U.S. and world economies recover. The Company does expect to continue to invest aggressively in cost reduction projects, new product and media development and safety initiatives.
Cash flows used in financing activities in the three-month 2009 period were $2,414,000; whereas $64,648,000 of net cash was provided for the same period in the prior year. In the first quarter of 2008, the Company borrowed $110,000,000 under its credit facility, paid $7,240,000 on its long-term debt and spent $37,260,000 to purchase 1,000,000 shares of the Company’s common stock. The Company did not borrow under its credit facility or repurchase any of its stock in the first quarter of 2009. Dividend payments of $4,596,000 in first quarter 2009 increased 11% from payments of $4,125,000 during the first quarter of 2008. The current annual dividend rate is $0.36 per share. For additional information regarding the Company’s share repurchase program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
CLARCOR believes that its current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, complete the HVAC filter restructuring plans, provide for interest payments and required principal payments related to its debt agreements, fund pension plan contributions and repurchase Company stock. It also continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions, if completed, would expand the Company’s market base, distribution coverage or product offerings. Any such acquisitions may also affect operating cash flows and may require changes in the Company’s debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings. The Company will also continue to assess repurchases of its stock. At February 28, 2009, there was approximately $187,210,000 available for repurchase under the current authorization. Future repurchases of Company stock may be made after considering cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions, interest rates and the current market price of the Company’s stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The Company has no material long-term purchase commitments. It is committed to completing the restructure of its HVAC filter manufacturing operations. Although no significant purchase commitments were signed as of February 28, 2009, approximately $1.5 million of equipment related to the restructuring was on order. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.
The following table summarizes the Company’s fixed cash obligations as of February 28, 2009 for the periods indicated:

	Payments Due by Period
		Less than			More than
(Dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt (excluding line of credit)	$9,019	$114	$178	$1,317	$7,410
Interest payable on long-term debt (excluding line of credit)	862	137	170	165	390
Line of credit	75,000	—	—	75,000	—
Interest payable on line of credit	12,163	3,173	6,346	2,644	—
Unfunded nonqualified pension plan	18,343	295	16,730	479	839
Operating leases	63,502	9,778	17,136	11,199	25,389
Investment in affiliate	794	794	—	—	—
Acquisitions	9,281	8,973	227	81	—

Total	$188,964	$23,264	$40,787	$90,885	$34,028

Interest payments on the Company’s variable rate debt are determined based on current interest rates as of first quarter-end 2009. The $75 million outstanding as of February 28, 2009 under the Company’s five-year revolving line of credit will be due by the end of the five-year term. Annual interest payments related to the $75 million will be approximately $3,173,000 for fiscal year 2009 based on the swap agreement entered into at the beginning of 2008 that expires in January 2010. After that, interest will be paid at a variable rate based on LIBOR plus or minus applicable margins. The amounts in the table above related to the line of credit assume a similar annual interest rate for the remaining term as that of the first two years and that no additional borrowings or payments will be made on the line of credit during the periods presented.
The minimum required contribution under the Pension Benefit Guarantee Corporation requirements for one of its U.S. qualified pension plans for fiscal 2009 is expected to be approximately $400,000. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. It has determined to contribute at least $180,000 as a voluntary contribution to one of its U.S. qualified plans in 2009. Also, it expects to contribute $363,000 to its non-U.S. qualified plan and $198,000 to its postretirement health care benefit plan to pay benefits during 2009. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements. The Company also has a nonqualified pension plan covering certain employees in the Company’s management. The expected payments to be made under this plan are shown in the table above and are largely unfunded.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
As of February 28, 2009, the Company’s liability for uncertain income tax provisions reported in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was $2,113,000 including interest. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in the Company’s 2008 Form 10-K. There have been no material changes to the disclosure regarding leases set forth in the 2008 Form 10-K. The Company had no variable interest entity or special purpose entity agreements during the first quarter of 2009 or during fiscal 2008.
OTHER MATTERS
Critical Accounting Policies
The Company’s critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Company’s 2008 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in the Company’s critical accounting policies set forth in the 2008 Form 10-K. These policies have been consistently applied in all material respects. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.
Recent Relevant Accounting Pronouncements
A discussion of recent relevant accounting pronouncements is included in Note 15 to the Consolidated Condensed Financial Statements on pages 17 and 18 of this Form 10-Q.
Recent Market Events
Current market conditions and economic events have significantly impacted the financial condition, liquidity and outlook for a wide range of companies, including many manufacturing companies. The Company has considered the potential impact of such conditions and events as it relates to currently reported financial results of operations and liquidity, including consideration of the possible impact of other than temporary impairment, counterparty credit risk and hedge accounting. The Company does not believe that current market conditions and economic events have significantly impacted its current liquidity, nor does the Company believe that, based on its current investment policies and contractual relationships, it is subject to greater risk from such factors than other companies of similar size and market breadth. The Company continues to monitor accounts receivable collection activity and has not experienced any significant issues. It believes it is adequately reserved for any potential bad debts.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Outlook
The global recession significantly impacted the Company’s first quarter 2009 results and it is unclear how long the recession will continue or how severe it will be. Although sales will decline for all of 2009 compared to 2008, for the remaining three quarters of 2009, the Company expects the decline in operating profit in percentage terms will be less than the percentage decline in sales. The Company also believes that its cost reduction efforts and sales and marketing programs are having a positive impact on CLARCOR, and although sales and profits overall will be less in fiscal 2009 than in fiscal 2008, the Company expects each subsequent quarter of fiscal 2009 will be better than the previous 2009 quarter. Sales and operating profit in the second quarter of 2009 are anticipated to be down from the corresponding period of 2008. However, the Company expects that sales and operating profit for the last six months of fiscal 2009 will be relatively consistent with the latter half of 2008. Sales improvement in the latter half of fiscal 2009 compared to that of the first quarter is expected as the Company anticipates many of its customers’ base replacement demand will resume as they deplete their inventory. In addition, the Company has entered into certain sales contracts with new customers under which shipments should start in the remaining quarters of 2009. The Company expects new product introductions to also contribute to future long-term growth. If the current recession does not worsen, diluted earnings per share are estimated to be in the range of $1.60 to $1.75 in 2009 based on the Company’s current forecast.
The Company believes it has a strong balance sheet, strong and consistent cash flows and available access to cash resources and credit as needed. It believes its broad product, market and channel diversification is an advantage to CLARCOR. Nevertheless, given the unpredictable severity and length of the current recession, the Company’s forecast for the remainder of fiscal 2009 is subject to change.
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
This First Quarter 2009 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
•	statements and assumptions relating to future operating results, earnings, earnings per share and other financial performance measures, as well as management’s short-term and long-term performance goals;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including acquisitions;

•	statements relating to the Company’s business and growth strategies; and

•	any other statements or assumptions that are not historical facts.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The Company believes that its expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s actual results, performance or achievements, or industry results, to differ materially from the Company’s expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, the Company’s past results of operations do not necessarily indicate its future results. These and other uncertainties are discussed in the “Risk Factors” section of the Company’s 2008 Form 10-K. The future results of the Company may fluctuate as a result of these and other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.
You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2009 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risks described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I — Item 3. Quantitative and Qualitative Disclosure About Market Risk.
The Company’s interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in the Company’s 2008 Form 10-K in Item 7A, Quantitative and Qualitative Disclosures about Market Risk. There have been no material changes to the disclosure regarding market risk set forth in the 2008 Form 10-K.
Part I — Item 4. Controls and Procedures.
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2009. Based on their evaluation, such officers concluded that the Company’s disclosure controls and procedures pursuant to Rules 13a — 15(e) of the Exchange Act were effective as of February 28, 2009, in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended November 29, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On June 25, 2007, the Company’s Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, CLARCOR may purchase shares from time to time in the open market or through privately negotiated transactions over the next three years. CLARCOR has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on CLARCOR’s stock price and market conditions. As set forth in the table below, the Company did not repurchase any shares during the fiscal quarter ended February 28, 2009. The amount of $187,210,241 remained available for purchase under such program at the end of the first quarter of 2009.

COMPANY PURCHASES OF EQUITY SECURITIES (1)

			(c)	(d)
	(a)	(b)	Total number of	Maximum approximate
	Total	Average	shares purchased as	dollar value of shares
	number of	price	part of the	that may yet be
	shares	paid per	Company’s publicly	purchased under the
Period	purchased	share	announced plan	Plan

November 30, 2008 through December 31, 2008	—	$—	—	$187,210,241
January 1, 2009 through January 31, 2009	—	$—	—	$187,210,241
February 1, 2009 through February 28, 2009	—	$—	—	$187,210,241

Total	—	$—	—	$187,210,241

(1)	The Purchase Plan announced June 25, 2007 for aggregate purchases up to $250 million. The program expires June 25, 2010.

Item 6. Exhibits

a.	Exhibits:

	31	(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31(ii)		Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc. (Registrant)
March 20, 2009	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson
Chairman of the Board, President and Chief Executive Officer

March 20, 2009	By	/s/ Bruce A. Klein
(Date)		Bruce A. Klein
Vice President — Finance and Chief Financial Officer