Form 10-Q
period 2009-05-30
CLARCOR INC
filed 2009-06-19
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 30, 2009, 50,932,941 common shares with a par value of $1 per share were outstanding.

		PAGE
Part I — Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II — Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	*

Item 6.	Exhibits	38
EX-31.I
EX-31.II
EX-32.I

*	Item omitted because no answer is called for or item is not applicable.

Part I — Item 1. Financial Statements
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	May 30,	November 29,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,803	$40,715
Restricted cash	2,020	473
Short-term investments	23,334	7,269
Accounts receivable, less allowance for losses of $15,973 for 2009 and $13,267 for 2008	170,853	194,864
Inventories:
Raw materials	65,332	60,575
Work in process	26,077	27,318
Finished products	76,692	70,308

Total inventories	168,101	158,201

Deferred income taxes	22,975	23,121
Prepaid expenses and other current assets	7,947	7,928

Total current assets	442,033	432,571

Plant assets at cost,	443,122	439,423
less accumulated depreciation	(252,608)	(246,824)

	190,514	192,599

Goodwill	229,788	223,964
Acquired intangibles, less accumulated amortization	95,839	95,089
Deferred income taxes	224	224
Other noncurrent assets	13,151	13,435

Total assets	$971,549	$957,882

LIABILITIES
Current liabilities:
Current portion of long-term debt	$154	$128
Accounts payable	59,557	65,398
Accrued salaries, wages and commissions	8,392	14,292
Compensated absences	7,545	8,004
Accrued insurance liabilities	10,907	9,668
Customer deposits	11,110	11,777
Income taxes	3,845	5,083
Other accrued liabilities	30,996	29,153

Total current liabilities	132,506	143,503

Long-term debt, less current portion	82,393	83,822
Postretirement healthcare benefits	652	642
Long-term pension liabilities	29,327	27,307
Deferred income taxes	37,878	39,317
Other long-term liabilities	4,340	7,360
Minority interests	2,417	4,172

Total liabilities	289,513	306,123

Contingencies

SHAREHOLDERS’ EQUITY
Capital stock	50,933	50,794
Capital in excess of par value	53,132	48,025
Accumulated other comprehensive loss	(17,997)	(26,562)
Retained earnings	595,968	579,502

Total shareholders’ equity	682,036	651,759

Total liabilities and shareholders’ equity	$971,549	$957,882

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Net sales	$229,395	$267,137	$443,085	$517,318
Cost of sales	159,797	181,526	312,504	355,152

Gross profit	69,598	85,611	130,581	162,166

Selling and administrative expenses	44,368	48,153	91,664	96,969

Operating profit	25,230	37,458	38,917	65,197

Other income (expense):
Interest expense	(604)	(72)	(1,532)	(3,638)
Interest income	88	432	230	701
Other, net	464	(177)	444	(389)

	(52)	183	(858)	(3,326)

Earnings before income taxes and minority interests	25,178	37,641	38,059	61,871

Provision for income taxes	8,121	12,903	12,217	20,844

Earnings before minority interests	17,057	24,738	25,842	41,027

Minority interests in earnings of subsidiaries	(266)	(104)	(260)	(244)

Net earnings	$16,791	$24,634	$25,582	$40,783

Net earnings per common share:
Basic	$0.33	$0.49	$0.50	$0.80

Diluted	$0.33	$0.48	$0.50	$0.80

Average number of common shares outstanding:
Basic	51,042,665	50,752,765	51,014,126	50,682,871

Diluted	51,330,567	51,272,388	51,392,809	51,125,712

Dividends paid per share	$0.09	$0.08	$0.18	$0.16

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	May 30,	May 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$25,582	$40,783
Depreciation	13,851	13,259
Amortization	2,436	2,779
Loss on interest rate agreement	348	1,337
Stock-based compensation expense	3,142	3,713
Excess tax benefit from stock-based compensation	(432)	(2,289)
Changes in short-term investments	(16,065)	(8,980)
Changes in assets and liabilities, excluding short-term investments	7,394	(3,776)
Other, net	205	297

Net cash provided by operating activities	36,461	47,123

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,192)	(75,073)
Additions to plant assets	(10,784)	(17,412)
Investment in affiliate	(1,000)	(2,000)
Other, net	394	56

Net cash used in investing activities	(23,582)	(94,429)

Cash flows from financing activities:
Net proceeds (payments) under line of credit	(10,000)	100,000
Borrowings under long-term debt	8,410	—
Payments on long-term debt	(559)	(7,327)
Sale of capital stock under stock option and employee purchase plans	2,106	7,825
Purchase of treasury stock	—	(37,260)
Excess tax benefits from stock-based compensation	432	2,289
Cash dividends paid	(9,196)	(8,183)

Net cash (used in) provided by financing activities	(8,807)	57,344

Net effect of exchange rate changes on cash	2,016	1,062

Net change in cash and cash equivalents	6,088	11,100

Cash and cash equivalents, beginning of period	40,715	36,059

Cash and cash equivalents, end of period	$46,803	$47,159

Cash paid during the period for:
Interest	$1,140	$1,642

Income taxes	$14,200	$17,821

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of May 30, 2009, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended May 30, 2009, and May 31, 2008, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 2008 (2008 Form 10-K). The November 29, 2008 consolidated balance sheet data was derived from the Company’s year-end audited financial statements as presented in the 2008 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The results of operations for the period ended May 30, 2009, are not necessarily indicative of the operating results for the full year.

2.	BUSINESS ACQUISITIONS

On April 20, 2009, the Company purchased the remaining 20% minority interest in its consolidated subsidiary based in Weifang, China for $4,583, including acquisition costs. This subsidiary is part of the Company’s Engine/Mobile Filtration segment and manufactures heavy-duty engine filters, certain lines of environmental filters and filter systems and filters used in off-shore oil drilling. The allocation of the purchase price will be made to major categories of assets and liabilities when the Company completes its assessment of assets acquired and liabilities assumed during fiscal 2009. The $2,195 excess of the initial purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill.

On April 6, 2009, the Company purchased Weifang Yuhua Filters Ltd. (Yuhua), based in Weifang, China for approximately $706. Yuhua manufactures heavy-duty engine filters. The business is included in the Company’s Engine/Mobile Filtration segment. The acquisition is not material to the results of the Company. The allocation of the purchase price will be made to major categories of assets and liabilities when the Company completes its assessment of the assets acquired and liabilities assumed during fiscal 2009.

On February 1, 2009, the Company purchased 85% ownership interests in Pujiang Novaeastern International Mesh Co., Ltd. (Pujiang) and Quzhou Chinagrace Filter Co., Ltd. (Quzhou). Both companies are based in China and were under common ownership. Pujiang and Quzhou are manufacturers of wire mesh filtration products sold primarily to the fibers, resin and aerospace industries. The combined purchase price for the ownership interests in both companies was approximately $1,535, excluding cash acquired and including acquisition costs. The Company has the right, but not the obligation, to purchase the remaining 15% ownership interests using a formula based on the combined companies’ future operating results. The businesses are included in the Company’s Industrial/Environmental Filtration segment. The acquisition is not material to the results of the Company. A preliminary allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities, based on available information, and is currently subject to change. Other acquired intangibles included patents valued at $189 which will be amortized over an estimated useful life of 10 years. The $717 excess of the initial purchase price over the preliminary estimated fair value of the assets acquired and the liabilities assumed was recorded as goodwill.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

On January 16, 2009, the Company purchased certain assets of Meggitt (UK) Limited (Meggitt), for $578. This business was acquired to expand the Company’s product range of aerospace filters sold primarily to European aircraft manufacturers and aerospace parts distributors. The purchased assets were combined into an existing Company subsidiary which is part of the Company’s Industrial/Environmental Filtration segment. The Company expects to make an additional payment in 2010 of approximately $146 to the former owner of the Meggitt assets contingent upon the renewal of a contract with a customer. The acquisition is not material to the results of the Company. A preliminary allocation of the purchase price for the acquisition has been made to major categories of assets based on available information, and is currently subject to change. Other acquired intangibles included customer relationships valued at $201 which will be amortized over their estimated useful life of 13 years. The $231 excess of the initial purchase price over the preliminary estimated fair value of the net assets acquired was recorded as goodwill.

On December 29, 2008, the Company purchased the Keddeg Company (Keddeg), a manufacturer of aerospace filtration products based in Lenexa, Kansas. The purchase price was $5,495, excluding cash acquired and including acquisition costs. Keddeg’s results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The acquisition is not material to the results of the Company. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities assumed, based on available information, and is subject to change. The $1,753 excess of the purchase price over the preliminary estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill. Acquired intangible assets, other than trade names and goodwill, are amortized on a straight-line basis according to the useful lives of the acquired assets. The fair value of the identifiable intangible assets and their respective lives are shown in the following table:

		Estimated
Identifiable Intangible Asset	Value	Useful Life
Trade names	$553	Indefinite
Non-compete agreements	86	5 years
Customer relationships	875	12 years
Developed technology	1,256	10 years

Total fair value	$2,770

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (BPH), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for $4,000, payable $2,000 in cash at the acquisition date with the remaining $2,000 to be paid by December 31, 2009. On February 6, 2009, the Company paid $1,000 of the remaining amount. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPH’s operating income. The investment, with a carrying amount of $3,802 and $4,011 at May 30, 2009 and November 29, 2008, respectively, is being accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The investment was initially recorded at cost. The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of the investee based on the percentage of ownership, as well as the receipt of any dividend income. The equity investment is periodically reviewed for indicators of impairment. The Company’s share of undistributed earnings was not material at May 30, 2009.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

On December 3, 2007, the Company acquired Perry Equipment Corporation (Peco), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the oil and natural gas industries. Its results are included as part of the Company’s Industrial/Environmental Filtration segment since the date of acquisition. The purchase price was $145,807 excluding cash acquired and including acquisition costs. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $71,954 and paid the remaining purchase price with available cash of $5,301 and $80,000 of cash borrowed under the Company’s multicurrency revolving credit agreement. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities based on available information. The $101,987 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles are amortized over a straight-line basis according to their useful lives. During the quarter ended May 30, 2009, the Company resolved a tax accrual issue resulting in a decrease to goodwill of $108.

Also in December 2007, the Company purchased a distributor of engineered filtration products in Canada for approximately $1,402 including acquisition costs. Of the purchase price, $811 was paid during fiscal year 2008, $198 was paid during fiscal year 2009 and the remaining amount will be paid over the next three years. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. The $698 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The business was included in the Industrial/Environmental Filtration segment from the date of acquisition and was not material to the results of the Company.

3.	STOCK-BASED COMPENSATION

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which establishes the accounting for stock-based awards. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the date of adoption. The Company issues stock option awards and restricted share unit awards to employees and issues stock option awards and restricted stock to non-employee directors under its stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted share units is recorded based on the market price of the Company’s common stock on the grant date. Options granted vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years. Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company. For those who are already retirement eligible on the date of grant, compensation expense is recognized immediately. The key provisions of the Company’s stock-based incentive plans are described in Note N of the Company’s consolidated financial statements included in the 2008 Form 10-K.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The Company recorded pretax compensation expense related to stock options of $620 and $2,277, respectively, and related tax benefits of $197 and $724, respectively, for the quarter and six months ended May 30, 2009. For the quarter and six months ended May 31, 2008, the Company recorded pretax compensation expense related to stock options of $1,293 and $2,775, respectively, and related tax benefits of $445 and $955, respectively. Pretax compensation expense related to restricted share unit awards totaled $107 and $865, respectively, for the quarter and six months ended May 30, 2009, and $412 and $938, respectively, for the quarter and six months ended May 31, 2008. The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock-based compensation were $10 and $432, respectively, for the quarter and six months ended May 30, 2009, and $1,323 and $2,289, respectively, for the quarter and six months ended May 31, 2008.

Stock Options

The following table summarizes the activity for the six months ended May 30, 2009, with respect to non-qualified stock options granted under the Company’s incentive plans.

	Shares
	Granted	Weighted
	under	Average
	Incentive	Exercise
	Plans	Price

Outstanding at beginning of year	3,132,111	$25.75
Granted	466,025	$35.22
Exercised	(76,322)	$10.91
Surrendered	(13,200)	$34.26

Outstanding at May 30, 2009	3,508,614	$26.86

Options exercisable at May 30, 2009	2,622,897	$24.39

The fair value of stock options granted during the six months ended May 30, 2009 and May 31, 2008 were based on the following assumptions:

	Six Months Ended
	May 30,	May 31,
	2009	2008

Risk-free interest rate	1.91%	3.76%
Expected dividend yield	0.96%	0.85%
Expected volatility factor	24.16%	20.24%
Expected option term in years	6.1	6.1
The weighted average fair value per option at the date of grant for options granted during the six months ended May 30, 2009 and May 31, 2008, was $7.62 and $9.37, respectively. The total intrinsic value of options exercised during the six months ended May 30, 2009 and May 31, 2008, was $1,527 and $7,001, respectively.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes information about the Company’s outstanding and exercisable options at May 30, 2009.

	Options Outstanding				Options Exercisable
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
Range of		Exercise	Intrinsic	Remaining		Exercise	Intrinsic	Remaining
Exercise Prices	Number	Price	Value	Life in Years	Number	Price	Value	Life in Years
$8.97 — $9.75	150,948	$9.10	$2,953	0.85	150,948	$9.10	$2,953	0.85
$11.50 — $13.75	163,400	$13.13	2,537	2.33	163,400	$13.13	2,537	2.33
$16.01 — $22.80	887,148	$20.54	7,208	3.35	887,148	$20.54	7,208	3.35
$25.31 — $28.13	467,000	$25.98	1,249	6.03	466,000	$25.98	1,248	6.02
$28.79 — $38.23	1,840,118	$32.81	—	7.23	955,401	$31.53	—	5.82

	3,508,614	$26.86	$13,947	5.59	2,622,897	$24.39	$13,946	4.52

At May 30, 2009, total unrecognized compensation cost of $3,689 related to non-vested stock option awards is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Share Unit Awards

During the six months ended May 30, 2009 and May 31, 2008, the Company granted 36,368 and 25,989 restricted units of Company common stock with a fair value of $32.78 and $36.48, respectively, per unit. During the six months ended May 30, 2009, 1,481 restricted units of Company common stock with a weighted average grant date fair value of $34.19 were forfeited.

4.	COMPREHENSIVE EARNINGS

The Company’s total comprehensive earnings and its components are as follows:

	Quarter Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Net earnings	$16,791	$24,634	$25,582	$40,783
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	11,446	2,412	8,132	3,852
Pension liability adjustments	216	—	433	—

Total comprehensive earnings	$28,453	$27,046	$34,147	$44,635

The components of the ending balances of accumulated other comprehensive loss are as follows:

	May 30,	November 29,
	2009	2008

Pension liability, net of tax of $10,532 and $10,790	$(17,745)	$(18,178)
Translation adjustments, net of tax of $155 and $155	(252)	(8,384)

Accumulated other comprehensive loss	$(17,997)	$(26,562)

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5.	ACQUIRED INTANGIBLES

The following table reconciles the activity for goodwill by reporting unit for the six months ended May 30, 2009.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at November 29, 2008	$21,143	$202,821	$—	$223,964
Acquisitions	2,195	2,593	—	4,788
Currency translation adjustments	654	382	—	1,036

Balance at May 30, 2009	$23,992	$205,796	$—	$229,788

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, proprietary technology, patents and non-compete agreements.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at May 30, 2009:
Trademarks, gross	$919	$41,510	$—	$42,429
Less accumulated amortization	36	269	—	305

Trademarks, net	$883	$41,241	$—	$42,124

Customer relationships, gross	$2,169	$34,048	$—	$36,217
Less accumulated amortization	1,124	7,017	—	8,141

Customer relationships, net	$1,045	$27,031	$—	$28,076

Other acquired intangibles, gross	$243	$35,400	$—	$35,643
Less accumulated amortization	243	9,761	—	10,004

Other acquired intangibles, net	$—	$25,639	$—	$25,639

Amortization expense is estimated to be $4,877 in 2009, $4,470 in 2010, $4,410 in 2011, $4,395 in 2012 and $4,325 in 2013.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

6.	FAIR VALUE MEASUREMENT

The Company measures assets and liabilities at fair value as discussed throughout the footnotes to its quarterly and annual financial statements. Assets or liabilities that have recurring measurements are shown below:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

May 30, 2009
Short-term investments	$23,334	$23,334	$—	$—
Restricted trust (part of noncurrent assets)	1,321	1,321	—	—
Interest rate agreement (part of current liabilities)	(2,355)	—	(2,355)	—

	$22,300	$24,655	$(2,355)	$—

November 29, 2008
Short-term investments	$7,269	$7,269	$—	$—
Restricted trust (part of noncurrent assets)	1,428	1,428	—	—
Interest rate agreement (part of long-term liabilities)	(2,007)	—	(2,007)	—

	$6,690	$8,697	$(2,007)	$—

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

The Company has provided letters of credit totaling approximately $23,575 and $24,003 as of May 30, 2009 and November 29, 2008, respectively, to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

Changes in the Company’s warranty accrual during the six months ended May 30, 2009, are as follows:

Balance at November 29, 2008	$2,494
Accruals for warranties issued during the period	502
Accruals related to pre-existing warranties	345
Settlements made during the period	(366)
Other adjustments, including currency translation	48

Balance at May 30, 2009, included in other accrued liabilities	$3,023

8.	LONG-TERM DEBT AND INTEREST RATE AGREEMENT

During the second fiscal quarter of 2009, the Company re-issued an $8,410 industrial revenue bond issued in cooperation with the South Dakota Economic Development Finance Authority which is due February 1, 2016. The interest rate on this bond was 0.57% at May 30, 2009 and is reset weekly.

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (Credit Facility) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas. The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are also payable as provided in the credit agreement. At May 30, 2009, long-term debt included $65,000 outstanding on the Credit Facility.

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

The Company’s swap agreement incorporates by reference the non-financial and financial debt covenants included in the Credit Facility. The swap agreement also includes other events which would qualify as a default or termination event, whereby the counterparty could request payment on the derivative instrument. Should the counterparty to the Company’s derivative contract fail to meet its obligations, the Company would be exposed to greater interest rate fluctuations along with the cost, if any, to extinguish the contract. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with institutions that can be expected to perform fully under the terms of the agreements.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

At May 30, 2009 and November 29, 2008, the Company had the following derivative in a liability position. The Company did not have any derivatives in an asset position at either reporting date.

	Derivatives In Liability Position
	Consolidated
Derivatives Not Designated as Hedging	Balance Sheet	Fair
Instruments Under SFAS No. 133	Location	Value

May 30, 2009
Fixed rate interest swap agreement	Current liabilities	$2,355

Total		$2,355

November 29, 2008
Fixed rate interest swap agreement	Other long-term liabilities	$2,007

Total		$2,007

The following table reflects the gain (loss) on interest rate agreement for the quarter and six months ended May 30, 2009 and May 31, 2008, respectively.

	Location of Gain
Derivatives Not Designated as Hedging	(Loss) on Interest	Amount of Gain (Loss) on
Instruments Under SFAS No. 133	Rate Agreement	Interest Rate Agreement
		Quarter Ended
		May 30,	May 31,
		2009	2008

Fixed rate interest swap agreement	Interest expense	$257	$1,116

		Six Months Ended
		May 30,	May 31,
		2009	2008

Fixed rate interest swap agreement	Interest expense	$(348)	$(1,337)

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

9.	PENSION AND OTHER POSTRETIREMENT PLANS

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and Company contributions for these plans were as follows:

	Quarter Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Pension Benefits:
Components of net periodic benefit cost:
Service cost	$451	$650	$901	$1,300
Interest cost	2,298	2,129	4,595	4,258
Expected return on plan assets	(1,715)	(2,604)	(3,428)	(5,207)
Amortization of unrecognized:
Prior service cost	32	41	65	82
Net actuarial loss	390	42	779	84

Net periodic benefit cost	$1,456	$258	$2,912	$517

Cash contributions	$417	$319	$807	$645

Postretirement Healthcare Benefits:
Components of net periodic benefit income:
Interest cost	$15	$15	$30	$30
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial gain	(46)	(33)	(92)	(66)

Net periodic benefit income	$(62)	$(49)	$(124)	$(98)

Cash contributions	$50	$53	$100	$106

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the nonqualified plan when required for benefit payments and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments. The minimum required contribution to one of the Company’s qualified U.S. pension plans for fiscal 2009 is approximately $400. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. The Company has determined it will make a voluntary contribution to its U.S. qualified plans of $360 in 2009. The Company has not determined if it will make further contributions to its U.S. qualified plans in 2009. The Company also expects to contribute $295 to its U.S. nonqualified plan, $363 to its non-U.S. plan and $198 to its postretirement healthcare benefit plan to pay benefits during 2009.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

In addition to the plan assets related to its qualified plans, the Company has also funded $1,321 and $1,428 at May 30, 2009 and November 29, 2008, respectively, in a restricted trust for its nonqualified plan. This trust is included in other noncurrent assets in the Consolidated Condensed Balance Sheets.

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

10.	INCOME TAXES

The liability for gross unrecognized tax benefits was $2,207 at May 30, 2009 and $1,970 at November 29, 2008. The net increase in the liability for the quarter and six months ended May 30, 2009 of $95 and $237, respectively, resulted from additions of current and prior period tax positions and changes in interest and penalties of $125 and $112, respectively.

At May 30, 2009, the amount of unrecognized tax benefit for permanent tax adjustments that, if recognized, would impact the effective tax rate was $1,763. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of May 30, 2009, the Company had $498 accrued for the payment of interest and penalties. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of May 30, 2009 will decrease by $657 over the next twelve months as a result of expected settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2009; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service has completed its audits of the Company’s U.S. income tax returns through fiscal 2003 and has started audits of the Company’s U.S. income tax returns for fiscal years 2004 through 2007. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to fiscal 2003.

11.	RESTRUCTURING CHARGES

As discussed more fully in the 2008 Form 10-K, in July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (HVAC) filter manufacturing operations within its Industrial/Environmental Filtration segment. The Company anticipates that the HVAC restructuring program will be completed in fiscal year 2009, and that realization of the full benefits of the program will be achieved in fiscal year 2010. The majority of these expenses have been paid as of May 30, 2009.

As an ongoing part of this program, during the six months ended May 30, 2009, the Company consolidated four Louisville, Kentucky area facilities into one location in Jeffersonville, Indiana in order to realize cost savings and efficiency benefits. Severance costs of $107 and $133, respectively, were accrued during the quarter and six months ended May 30, 2009 and were included in cost of sales in the Condensed Consolidated Statements of Earnings. At May 30, 2009, severance costs of $66 were accrued in other accrued liabilities in the accompanying consolidated condensed balance sheet.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

During May 2009, the Company also closed a small facility in Clover, South Carolina. The Company did not incur any material expenses related to this closure.

During the third quarter of fiscal year 2008, the Company discontinued production at an HVAC filter manufacturing plant in Henderson, North Carolina. The Company expensed $1,081 in fiscal year 2008, which was included in cost of sales in the Condensed Consolidated Statements of Earnings, mainly for employee termination costs and a pension curtailment expense of $516. The Company expensed $20 and $47, respectively, related to the Henderson, North Carolina location during the quarter and six months ended May 30, 2009, mainly for facility consolidation and employee termination costs. Minimal additional charges related to facility consolidation costs will be recognized when the Company exits that facility. The Company has classified land of $230 and building and building fixtures of $2,962, which are included in plant assets, as assets held for sale related to the North Carolina plant.

During the second quarter of fiscal year 2008, the Company discontinued production at an HVAC filter manufacturing plant in Davenport, Iowa. The Company expensed and paid $154 in fiscal year 2008, which was included in cost of sales in the Condensed Consolidated Statements of Earnings, mainly for employee termination costs. The Company did not incur any expenses related to the Davenport, Iowa location during the quarter and six months ended May 30, 2009. Minimal additional charges related to contract termination costs and facility consolidation costs will be recognized when the Company exits a lease related to that facility.

The Company discontinued production at an HVAC filter manufacturing plant in Kenly, North Carolina in November 2006. Severance costs of $164 were accrued and paid during fiscal 2006 and were included in cost of sales in the Condensed Consolidated Statements of Earnings.

12.	INSURANCE CLAIMS

In the second quarter of fiscal 2008, four of the Company’s facilities in three states were damaged in weather-related events. In accordance with FASB Interpretation No. 30 (FIN 30), “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets,” the Company’s Industrial/Environmental Filtration segment recognized a gain for fiscal year 2008, resulting from the excess of insurance proceeds received over the net book value of the property, of $1,963 (net of the $500 deductible paid by the Company) as a reduction of cost of sales. The Company’s Engine/Mobile Filtration segment recognized a loss for fiscal year 2008, resulting from costs incurred below the Company’s deductible limit, of $178 in cost of sales. For the quarter ended May 31, 2008, expenses of $750 were recorded in cost of sales. As of May 30, 2009, the Company has a receivable of approximately $292 from the insurance company and the repairs to the buildings were complete.

13.	CONTINGENCIES

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Although it is not certain what future environmental claims, if any, may be asserted, the Company currently believes that its potential liability for known environmental matters does not exceed its present accrual of $50. However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the nature and extent of the contamination at issue, the length of time remediation may require, the complexity of the environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each PRP for the cleanup.

It is the opinion of management that additional liabilities, if any, resulting from these legal or environmental issues, are not expected to have a material adverse effect on the Company’s financial condition or consolidated results of operations.

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other employees.

14.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS

Diluted earnings per share reflect the impact of outstanding stock options and restricted share units as if exercised during the periods presented using the treasury stock method. The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

	Quarter Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Weighted average number of common shares outstanding	51,042,665	50,752,765	51,014,126	50,682,871
Dilutive effect of stock-based arrangements	287,902	519,623	378,683	442,841

Weighted average number of diluted common shares outstanding	51,330,567	51,272,388	51,392,809	51,125,712

Net earnings	$16,791	$24,634	$25,582	$40,783

Basic earnings per share amount	$0.33	$0.49	$0.50	$0.80

Diluted earnings per share amount	$0.33	$0.48	$0.50	$0.80

Options with exercise prices greater than the average market price of the common shares during the respective periods are not included in the computation of diluted earnings per share. For the quarter and six months ended May 30, 2009, 1,840,118 and 1,330,663 options with a weighted average exercise price of $32.81 and $34.32, respectively, were excluded from the computation. For the quarter ended May 31, 2008, no options were excluded from the computation. For the six months ended May 31, 2008, 5,325 options with a weighted average exercise price of $38.23 were excluded from the computation.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

For the six months ended May 30, 2009, exercises of stock options added $1,903 to capital in excess of par value. For the six months ended May 31, 2008, exercises of stock options added $8,911 to capital in excess of par value.

During the quarter and six months ended May 30, 2009, the Company did not repurchase any shares of its common stock under its $250,000 stock repurchase program. As of May 30, 2009, there was approximately $187,210 available for future purchases under this program. During the quarter ended May 31, 2008, the Company did not repurchase any shares of its common stock. For the six months ended May 31, 2008, the Company repurchased and retired 1,000,000 shares of common stock for $37,260.

15.	SEGMENT DATA

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the quarter and six months ended May 30, 2009 and May 31, 2008, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the Consolidated Condensed Statements of Earnings. Intersegment sales were not material.

	Quarter Ended		Six Months Ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Net sales:
Engine/Mobile Filtration	$92,277	$108,658	$177,657	$213,767
Industrial/Environmental Filtration	119,889	139,326	233,347	265,748
Packaging	17,229	19,153	32,081	37,803

	$229,395	$267,137	$443,085	$517,318

Operating profit:
Engine/Mobile Filtration	$18,457	$24,450	$31,758	$46,792
Industrial/Environmental Filtration	5,864	11,444	6,527	15,729
Packaging	909	1,564	632	2,676

	25,230	37,458	38,917	65,197

Other (expense) income	(52)	183	(858)	(3,326)

Earnings before income taxes and minority earnings	$25,178	$37,641	$38,059	$61,871

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

	May 30,	November 29,
	2009	2008

Identifiable assets:
Engine/Mobile Filtration	$251,104	$252,380
Industrial/Environmental Filtration	648,775	638,915
Packaging	37,706	37,949
Corporate	33,964	28,638

	$971,549	$957,882

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” These standards will affect the Company’s accounting for businesses acquired after November 28, 2009 and presentation of noncontrolling interests, previously called minority interests, in its consolidated financial statements in fiscal year 2010. In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired or liabilities assumed in a business combination and arising from a contingency be recognized at fair value at the acquisition date if the acquisition date fair value can be determined during the measurement period. The Company will adopt this FSP in connection with its adoption of SFAS No. 141R in fiscal year 2010.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in other comprehensive earnings in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. See Note I of the 2008 Form 10-K for further discussion of the impact of this change on the Company’s consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date are effective for the Company’s fiscal year ending November 28, 2009. As permitted by SFAS No. 158, the Company will use the measurements performed in fiscal year 2008 to estimate the effects of the changes to the 2009 fiscal year-end measurement dates. The impact of the transition to fiscal year-end measurement dates, which will be recorded as an adjustment to retained earnings in the fourth quarter of fiscal year 2009, is expected to be immaterial to the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This standard requires enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The Company adopted SFAS No. 161 effective as of the beginning of the first quarter of fiscal year 2009.

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

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. The scope of this FSP does not include assets and liabilities measured under level 1 inputs (quoted prices in active markets for identical assets). FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for the Company’s interim and annual periods beginning in the third quarter of fiscal year 2009. The Company does not anticipate adoption to have a material impact on the Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 will be effective for the Company’s third quarter of fiscal year 2009. The Company does not anticipate adoption to have a material impact on the Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for the Company’s interim and annual periods beginning in the third quarter of fiscal year 2009. The Company does not expect the adoption of SFAS No. 165 to have a material impact on the interim or annual financial statements or the disclosures in those financial statements.

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and Notes thereto. Except as otherwise set forth herein, references to particular years refer to the applicable fiscal year of the Company. The analysis of operating results focuses on the Company’s three reportable business segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The Engine/Mobile Filtration segment sells filtration products used on engines and in mobile equipment applications generally, including trucks, automobiles, buses, locomotives, and marine, construction, industrial, mining and agricultural equipment. The Company’s Industrial/Environmental Filtration segment focuses on the manufacture and marketing of filtration products used in industrial and commercial processes and in buildings and infrastructures of various types. The segment’s products include liquid process filtration products, engineered filtration products and technologies and air filtration products and systems used to maintain high interior air quality and to control exterior pollution. The Packaging segment manufactures and markets consumer and industrial packaging products. The Company’s products are manufactured and sold throughout the world.
EXECUTIVE SUMMARY
Management Discussion Snapshot
(Dollars in thousands except per share data)

	Second Quarter Ended			Six Months Ended
	May 30, 2009	May 31, 2008	Change	May 30, 2009	May 31, 2008	Change

Net sales	$229,395	$267,137	-14.1%	$443,085	$517,318	-14.3%
Operating profit	25,230	37,458	-32.6%	38,917	65,197	-40.3%
Operating margin	11.0%	14.0%	-3.0 pts.	8.8%	12.6%	-3.8 pts.
Other income (expense)	(52)	183	-128.4%	(858)	(3,326)	-74.2%
Provision for income taxes	8,121	12,903	-37.1%	12,217	20,844	-41.4%
Effective tax rate	32.3%	34.3%	-2.0 pts.	32.1%	33.7%	-1.6 pts.
Net earnings	16,791	24,634	-31.8%	25,582	40,783	-37.3%
Net earnings margin	7.3%	9.2%	-1.9 pts.	5.8%	7.9%	-2.1 pts.
Diluted earnings per share	$0.33	$0.48	-31.3%	$0.50	$0.80	-37.5%

Average diluted shares outstanding	51,330,567	51,272,388	0.1%	51,392,809	51,125,712	0.5%
     The global recession continued to impact the Company in the second quarter of 2009. The Company’s reported 2009 second quarter net sales of $229,395,000 and operating profit of $25,230,000 were 14.1% and 32.6% lower than the second quarter of 2008, respectively. For the second quarter of 2009, net earnings of $16,791,000 and diluted earnings per share of $0.33 were also lower than net earnings of $24,634,000 and diluted earnings per share of $0.48 in the second quarter of 2008. Within the U.S., sales declined by 11%; outside the U.S., sales declined by 19%. Although each of the Company’s operating segments reported lower sales and profits in 2009, some markets were stronger than others. For the second quarter this year compared to last year’s second quarter, natural gas and aviation fuel filter sales declined slightly. Sales of HVAC filters were significantly better by the end of the second quarter of 2009 after a slow start at the beginning of that quarter. Sales were slower for filters sold to the over-the-road trucking, railroad, fibers and resins, aerospace and oil drilling markets. As expected, sales of replacement maintenance filters to the automobile industry and sales of dust collector systems were weak compared to the comparable period of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The reduced demand throughout the quarter affected production volumes at the Company’s plants causing underabsorption of fixed manufacturing and operating expenses and lower operating margin. Throughout the first six months of fiscal 2009, the Company continued to implement many cost reduction programs throughout CLARCOR, including headcount reductions, wage freezes for all domestic units, consolidation of manufacturing plants and controls over discretionary spending. As cost controls take hold, the Company expects to see an increasing drop in discretionary spending as 2009 unfolds compared to 2008. Selling and administrative costs declined by 3% in the first fiscal quarter of 2009 compared to the prior year first quarter and by 8% in the second quarter of 2009 compared to the prior year second quarter. The Company expects selling and administrative costs to continue to be lower in 2009 than they were in 2008.
In the second quarter of 2009, the strengthening of the U.S. dollar compared to other currencies reduced net sales and operating profit by approximately $12 million and $2 million, respectively. Fluctuations in foreign currencies contributed approximately $6 million to net sales and approximately $1 million to operating profit for the second quarter of 2008.
For the 2009 six-month period, the Company reported sales of $443,085,000, a decrease of 14.3% from sales of $517,318,000 in the 2008 six-month period. Operating profit decreased 40.3% to $38,917,000 from $65,197,000 in the 2008 period and operating margin was 8.8% in 2009’s first half compared to 12.6% in 2008’s first half. Net earnings decreased 37.3% and diluted earnings per share decreased 37.5% in the 2009 six-month period compared to the comparable 2008 period. Fluctuations in foreign currencies reduced sales and profits in the 2009 six-month period by approximately $21 million and $2 million, respectively. For the 2008 six-month period, fluctuations in foreign currencies increased sales and profits by approximately $11 million and $2 million, respectively.
CLARCOR’s financial position remains strong with adequate cash resources and sufficient borrowing capacity under its current line of credit. As of May 30, 2009, it had over $70 million of cash and short-term investments and approximately $176.5 million of availability under its line of credit.
During the first six months of 2009, the Company acquired several businesses. Although none of these acquisitions were large, each added to the Company’s product offerings, expanded its reach in certain geographies and markets, and, for certain acquisitions in China, will allow the Company to lower the cost of products previously purchased from other third-parties. The acquisitions, individually or in total, are not expected to be material to the results of the Company.
On December 29, 2008, the Company purchased the Keddeg Company (Keddeg), a manufacturer of aerospace filtration products based in Lenexa, Kansas. The purchase price was $5,495,000, including acquisition costs and net of cash acquired. Keddeg’s results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition.
On January 16, 2009, the Company purchased certain assets of Meggitt (UK) Limited, a manufacturer of aerospace filters based in the United Kingdom for approximately $600,000. This business was acquired to expand the Company’s product range of aerospace filters sold primarily to European aircraft manufacturers and aerospace parts distributors. The purchased assets were combined into an existing Company subsidiary which is part of the Company’s Industrial/Environmental Filtration segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
On February 1, 2009, the Company purchased 85% ownership interests in Pujiang Novaeastern International Mesh Co., Ltd. (Pujiang) and Quzhou Chinagrace Filter Co., Ltd. (Quzhou). Both companies are based in China and were under common ownership. Pujiang and Quzhou are manufacturers of wire mesh filtration products sold primarily to the fibers, resin and aerospace industries. The combined purchase price for both companies was approximately $1.5 million. In addition, the Company is committed to invest an additional $2.8 million within two years to fund growth initiatives. The Company has the right, but not the obligation, to purchase the remaining 15% ownership interests using a formula based on the combined companies’ future operating results.

On April 6, 2009, the Company purchased Weifang Yuhua Filters Ltd. (Yuhua), a manufacturer of heavy-duty engine filters, based in Weifang, China for approximately $706,000. Yuhua is included in the Company’s Engine/Mobile Filtration segment.

On April 20, 2009, the Company purchased the remaining 20% minority interest in its consolidated subsidiary based in Weifang, China, for approximately $4.6 million. This subsidiary is part of the Company’s Engine/Mobile Filtration segment and manufactures heavy-duty engine filters and certain lines of environmental filters and filter systems and also filters used in off-shore oil drilling.
RESULTS OF OPERATIONS
SALES
Net Sales by Segment (Dollars in Thousands)

	Second Quarter Ended			Six Months Ended
	May 30,	May 31,		May 30,	May 31,
	2009	2008	Change	2009	2008	Change

Engine/Mobile Filtration	$92,277	$108,658	-15.1%	$177,657	$213,767	-16.9%
Industrial/Environmental
Filtration	119,889	139,326	-14.0%	233,347	265,748	-12.2%
Packaging	17,229	19,153	-10.0%	32,081	37,803	-15.1%

CLARCOR	$229,395	$267,137	-14.1%	$443,085	$517,318	-14.3%

Engine/Mobile Filtration
The Engine/Mobile Filtration segment’s 2009 second quarter sales decreased $16,381,000, or 15.1%, to $92,277,000 from the prior year’s second quarter. Fluctuations in foreign currencies reduced sales by approximately $4.9 million, or 4.5% for this segment in the second quarter of 2009 compared to sales in the second quarter of 2008 as the dollar strengthened against most currencies. Sales in international markets for this segment, in dollar terms, were 18% lower in the second quarter of 2009 than in 2008’s second quarter while domestic sales declined 13% for the same periods. Specifically, sales in Asian markets increased by 8% in the 2009 quarter from last year’s second quarter while sales in Europe, Morocco and South Africa decreased by 25%. Sales declined in the second quarter of 2009 across all major market segments, including over-the-road trucking, agriculture, mining, construction and particularly in the railroad market.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Although 2009’s second quarter sales were below 2008’s second quarter, they were slightly better than in the first quarter of 2009. Except for the railroad market, this segment sells relatively few products into original equipment markets, and the aftermarket has held up better than the new equipment market during the current difficult economic period. Order rates for heavy-duty engine filters had improved by about 5% by the end of the second quarter from earlier in the quarter. In addition to signing many new customers over the last six months, the Company also believes that its current customers will need to restock their inventories sometime in the latter part of 2009, which is expected to improve its results in the second half of 2009 compared to the first half. However, the Company expects the commercial rail industry to remain soft through the rest of 2009 as economic pressures continue in the coal, housing, manufacturing and automotive sectors. Therefore, the Company expects sales to be lower in fiscal 2009 compared to fiscal 2008’s reported sales for this segment overall although it does expect operating margins to be higher in the remaining two quarters of 2009 than they were in the first half of 2009. Specifically, the Company expects the Engine/Mobile Filtration segment sales to decline by 9% to 11% in the second half of 2009 compared to the same period in 2008.
For the six-month period, Engine/Mobile Filtration segment sales of $177,657,000 declined 16.9% from 2008 six-month sales of $213,767,000. Hauled freight tonnage in both over-the-road and railway traffic remained low as the current recession continued to drive down customer demand throughout the six-month period compared to that of 2008’s first half. Fluctuations in foreign currencies reduced sales by approximately $10 million for this segment in the first half of 2009 compared to the first half of 2008. For the six-month period of 2008, the weakening of the U.S. dollar contributed approximately $4 million to sales for this segment.
Industrial/Environmental Filtration
The Company’s Industrial/Environmental Filtration segment recorded a $19,437,000, or 14.0%, decrease in sales to $119,889,000 from $139,326,000 for the 2009 second quarter. The strengthening of the U.S. dollar during the current quarter compared to the dollar’s value in the 2008 quarter reduced sales by approximately $6.8 million, or 4.9%. For this segment, sales in international markets, in dollar terms, were down 4% in the second quarter of 2009 compared to the second quarter of 2008. International growth was seen for aviation fuel filter sales in Spain and the U.K. and natural gas vessel and filter element sales in Southeast Asia. Sales declines were seen for air filtration system sales in Germany, aerospace filter sales throughout Europe and aviation fuel filter sales in Italy and France. Domestic sales were down approximately 17% in the second quarter of 2009 compared to the second quarter of 2008.
Within the Industrial/Environmental Filtration segment, certain operations and markets are showing improvement from declines in the latter part of 2008 although this is not the case for every operation or market. Sales of filters to the oil drilling market, aerospace market, fibers and resins market and for dust collector systems were much lower during the second quarter of 2009 than in last year’s second quarter. The Company anticipates that sales of air filtration systems will remain soft throughout fiscal 2009 as customers continue to reduce or delay their capital spending plans, both in the U.S. and in Europe. Sales of replacement dust collector cartridges and filters to aviation fuel markets were also slightly weaker during the second quarter of 2009 than in last year’s second quarter. However, the Company expects that sales to the aviation fuel market will improve by approximately 5% for the rest of 2009 compared to the second half of 2008.
Overall sales of heating, ventilating and air conditioning (HVAC) filters used in industrial, commercial and residential applications were also weaker in the second quarter of 2009 than in the second quarter of 2008 primarily due to the continued widespread reduction in production at U.S. manufacturing plants. Sales of replacement filters for automotive production and assembly facilities, which are sold through the Company’s Total Filtration Services operation, were especially weak due to the continued drop in automobile sales in the United States. Sales to this market dropped by over 20% in the second quarter of 2009 compared to last year’s second quarter. The Company expects that HVAC filter sales to the automotive market will not improve for the rest of this year and may not improve in 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
During the second quarter of 2009, the Company began selling its high-end Purolator® brand HVAC residential filters to a large retail store chain in one of its sales regions. So far, the program has been successful with product reorders coming sooner than the Company had initially expected. The customer is expected to evaluate the success of this program later this summer or in the early fall. After this evaluation, the Company is hopeful that it will then begin to sell this product into additional regions of the U.S. for this customer. In addition, the Company’s restructure of its HVAC filter manufacturing operations has improved customer service, fill rates and product development, which has helped gain new and former customers. For the rest of 2009, the Company expects sales for its HVAC filter manufacturing operation to increase by approximately 5% compared to the second half of 2008.
Sales of original equipment and replacement filter elements to the natural gas market declined by 5% during the second quarter of 2009. The Company expects sales of vessels for the remainder of 2009 to be lower than in 2008, but it has begun to receive purchase orders for projects that were previously delayed. In general, these projects are built over a six month to 24 month period, so the impact of purchase orders in the current quarter will positively impact sales in fiscal 2010 and 2011. Recent discoveries of natural gas fields in the U.S. and expanded production in current fields throughout the world will require new pipelines and transmission facilities which will increase demand for the Company’s natural gas filtration systems. The Company is actively quoting many new development projects and is not experiencing any major order cancellations. In addition, the Company is actively investing to grow its natural gas aftermarket filtration business with increased new product development efforts and investments in customer service, product availability and marketing programs. The Company expects to announce significant new products for this market later this year.
For the Industrial/Environmental Filtration segment as a whole, the Company expects sales to decrease by 6% to 8% in the second half of 2009 compared to the same period in 2008.
For the 2009 six-month period, the Industrial/Environmental Filtration segment sales of $233,347,000 were 12.2% lower than $265,748,000 in the first half of 2008. Foreign currency translation reduced sales by approximately $7 million to the six-month 2009 sales figures for this segment when compared to the first half of 2008.
Packaging
The Packaging segment’s second quarter 2009 sales declined 10.0% or $1,924,000 to $17,229,000 compared to $19,153,000 in the second quarter of 2008. Six-month sales for 2009 were 15.1% lower at $32,081,000 compared to $37,803,000 for the 2008 comparable period. Sales were impacted in 2009 by lower demand for packaging used in the health and beauty, confection, tobacco, promotion and film industries resulting in a slower second quarter and first half of 2009 compared to 2008’s comparable periods. There was modest growth in the second quarter of 2009 in flat sheet metal decorating, particularly for the spice and battery markets, compared to the second quarter of 2008. Although the second quarter’s results were less than what the Company expected, it believes that the segment will have a solid 2009 with a stronger second half of the year compared to the first half of 2009. The Company expects that this segment’s second half 2009 sales will increase 6% to 8% compared to the same period in 2008. The segment recently signed a five-year agreement with a major consumer products company which is expected to result in additional sales of $4 million to $5 million per year beginning in 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
OPERATING PROFIT
Operating Profit and Margin by Segment (Dollars in Thousands)

	Second Quarter Ended			Six Months Ended
	May 30,	May 31,		May 30,	May 31,
	2009	2008	Change	2009	2008	Change

Engine/Mobile Filtration	$18,457	$24,450	-24.5%	$31,758	$46,792	-32.1%
Industrial/Environmental Filtration	5,864	11,444	-48.8%	6,527	15,729	-58.5%
Packaging	909	1,564	-41.9%	632	2,676	-76.4%

CLARCOR	$25,230	$37,458	-32.6%	$38,917	$65,197	-40.3%

Engine/Mobile Filtration	20.0%	22.5%	-2.5 pts.	17.9%	21.9%	-4.0 pts.
Industrial/Environmental Filtration	4.9%	8.2%	-3.3 pts.	2.8%	5.9%	-3.1 pts.
Packaging	5.3%	8.2%	-2.9 pts.	2.0%	7.1%	-5.1 pts.

CLARCOR	11.0%	14.0%	-3.0 pts.	8.8%	12.6%	-3.8 pts.

Operating profit for the second quarter of 2009 decreased 32.6% to $25,230,000 compared to $37,458,000 in 2008. This decline was less than the Company experienced in the first quarter of 2009. Operating margin of 11.0% for the second quarter of 2009 compared to 14.0% for the 2008 second quarter and improved from 6.4% in the first quarter of 2009. In each segment, the lower operating profit and margin compared to 2008 was driven primarily by underabsorption of fixed manufacturing costs and operating expenses due to reduced sales volume driven by the downturn in the economy. In addition, the Company recognized higher workers compensation costs, pension expense and bad debt expense in the second quarter of 2009. Discretionary spending, particularly travel, advertising and professional fees, incentive compensation, salaries and benefits, was lower in the second quarter of fiscal 2009 as the Company continued cost containment actions throughout its segments, including a salary and headcount freeze at its domestic locations that went into effect at the beginning of the fiscal year. Since the beginning of fiscal 2009, the Company reduced its U.S. workforce by approximately 300 employees. Selling and administrative costs declined by 3% in the first fiscal quarter of 2009 compared to 2008 and by 8% in the second quarter of 2009 compared to 2008. During the second quarter of 2009, the Company’s principal raw material costs were much lower than they were in the same quarter in 2008 particularly for most grades of steel, but also for filter media, packaging materials, aluminum, specialty metals, gaskets and resins. The Company is beginning to see signs of increasing costs for certain raw materials, though not for steel which is our largest single purchased commodity. The possible raw material cost increases are not expected to materially impact the Company for 2009.
Engine/Mobile Filtration
The Engine/Mobile Filtration segment recorded operating profit of $18,457,000 in the second quarter of 2009, a 24.5% decrease compared to the second quarter of 2008. This decrease resulted primarily from the sales decline both domestically and abroad. The segment’s operating margin of 20.0% for the second quarter of 2009 was lower than the 22.5% recorded in the second quarter of 2008. Fluctuations in foreign currencies impacted this segment’s operating profit less than $1,000,000 during both the second quarter of 2009 or 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
On a year-to-date basis, Engine/Mobile Filtration segment’s operating profit decreased 32.1% to $31,758,000 from $46,792,000 in 2008. Year-to-date operating margin of 17.9% compares to 21.9% for 2008’s first half. The strengthening of the U.S. dollar compared to the prior year period reduced operating profit by approximately $1 million for the six months ended May 30, 2009. Foreign currency translation contributed approximately $1 million to this segment’s operating profit for the six months ended May 31, 2008. The Company expects lower operating profit for this segment in fiscal 2009 than in fiscal 2008; however, it expects operating margins for the second half of fiscal 2009 to be slightly higher than the first half of fiscal 2009.
Industrial/Environmental Filtration
The Industrial/Environmental Filtration segment reported operating profit of $5,864,000 in the second quarter of 2009 compared to $11,444,000 in the second quarter of 2008. Overall operating profit declined due to excess plant capacity and utilization, which resulted primarily from lower production volumes for HVAC filters, environmental air filtration systems, dust collector cartridges and filters for polymer, fiber and resin applications, for aerospace markets and for oil drilling applications. The Company continues to focus on reducing costs at its facilities which service the down markets. The segment’s operating margin was 4.9% in 2009’s second quarter compared to 8.2% in the same 2008 quarter although some markets were stronger than others. The Company expects segment operating profit overall to be lower over the remaining half of 2009 compared to the last half of 2008 although it believes that operating margins will improve from the first half of 2009.
The Company continues to implement its restructuring program in its HVAC filter manufacturing operations, which began in 2006, and believes it has turned the corner with significantly improved results in the second quarter of 2009 compared to the first quarter of 2009 and the second quarter of 2008. Sales for the quarter were higher than in last year’s second quarter, and operating margins in the quarter have improved by nearly five percentage points compared to the second quarter of 2008. During the first half of 2009, the Company spent approximately $3 million for new equipment and expects to purchase an additional $3 million over the remainder of the year. The Company believes the new equipment will further improve production efficiencies in its facilities. Expenses related to the restructuring plan were approximately $127,000 during the second quarter of 2009, primarily due to the consolidation of four Louisville, Kentucky area HVAC plants into one location in Jeffersonville, Indiana, and the closure of a small plant in Clover, South Carolina. This is expected to be the last major plant consolidation effort in the restructuring plan. For the rest of 2009, compared to 2008, the Company expects sales to increase by approximately 5% compared to the second half of 2008, and operating margins to exceed 6% for its HVAC filter manufacturing operations. This would constitute a significant improvement from the first half of 2009 when sales dropped by 4% and the HVAC filter manufacturing operations incurred a loss. Sales growth and major improvements in production efficiencies in its HVAC filter manufacturing plants are driving the improved operating results that are expected for the second half of 2009. The Company continues to expect to achieve a $14 million improvement in operating profit by the end of 2010 from the 2006 level and operating margins to reach an overall 10% for the Industrial/Environmental Filtration segment, although continuing poor economic conditions could change these expectations.
Operating margins related to sales of original equipment and replacement filter elements to the natural gas market dropped from over 14% in the second quarter of 2008 to approximately 11% for the second quarter of 2009. Second quarter 2008’s operating margins were unusually strong for these products.
For the six months ended May 30, 2009, the Industrial/Environmental Filtration segment’s operating profit decreased to $6,527,000 from $15,729,000 in the comparable six-month period of 2008. The year-to-date margin of 2.8% was lower than the 5.9% recorded in the same period of 2008. Foreign currency translation reduced operating profit for this segment by approximately $1.4 million for the six-month 2009 period due to the strengthening of the U.S. Dollar.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Packaging
The Packaging segment’s operating profit and margin in the 2009 quarter were $909,000 and 5.3%, respectively, compared to $1,564,000 and 8.2%, respectively, in the second quarter of 2008. Although this segment implemented cost reduction initiatives and cost controls over virtually all discretionary spending, the lower 2009 sales volumes resulted in unused capacity during the 2009 quarter and six-month period and lower overall operating profit. Operating profit for the six months ended May 31, 2008 was $632,000 compared to $2,676,000 for the first six months of 2008. Although the Company expects lower operating margin for fiscal 2009 than in fiscal 2008, it expects this segment’s operating margins to improve from the current year-to-date margin of 2.0% over the remainder of fiscal 2009.
OTHER EXPENSE
Net other expense for the 2009 second quarter of $52,000 compared to net other income of $183,000 for the same quarter of 2008. The most significant changes during the second quarter of 2009 from the 2008 quarter were due to lower earnings on investments, currency gains and a smaller gain for a fair value adjustment related to a fixed interest rate swap agreement. The fair value adjustment reduced interest expense in the 2009 second quarter by $257,000 compared to a reduction of $1,116,000 in the second quarter of 2008. The $2,355,000 current fair value of the swap agreement at May 30, 2009 will reverse over the next seven months and reduce interest expense over that period although the amount recorded in any particular month or quarter will vary and largely depend on interest rates. The two-year fixed interest rate swap agreement will expire on January 1, 2010.
For the six-month period of 2009, net other expense of $858,000 compared to $3,326,000 in 2008 primarily due to $2,106,000 of lower interest expense that included a year-to-date charge of $348,000 in 2009 compared to $1,337,000 related to the mark-to-market adjustment on the interest rate swap in the six-month 2008 period and that reflected less outstanding debt at May 30, 2009 compared to May 31, 2008.
PROVISION FOR INCOME TAXES
The provision for income taxes for the quarter and six months ended May 30, 2009 was $8,121,000 and $12,217,000, respectively, compared to $12,903,000 and $20,844,000, respectively, for the comparable periods of 2008. The 32.3% effective tax rate for the second quarter of 2009 was slightly lower than 34.3% for the second quarter of 2008. The six-month 2009 effective tax rate was 32.1% compared to 33.7% in the first half of 2008. Lower earnings before income taxes and minority interests, discrete items and the mix of earnings from U.S. and international operations contributed to a lower rate in 2009. The Company expects that its overall effective tax rate for fiscal 2009 will be approximately 33.0% to 34.0%, slightly higher than the effective rate recorded in the first half of 2009, because of anticipated increased earnings before income taxes and minority interests and a differing mix of earnings from international operations.
NET EARNINGS AND EARNINGS PER SHARE
Net earnings in the second quarter of 2009 were $16,791,000, or $0.33 on a diluted basis, compared to the 2008 second quarter of $24,634,000, or $0.48 per share on a diluted basis. Diluted average shares outstanding of 51,330,567 for the second quarter of 2009 were slightly higher than the average of 51,272,388 for the second quarter of 2008 due to the issuance of shares under stock award plans.
For the six months ended May 30, 2009 and May 31, 2008, net earnings were $25,582,000 and $40,783,000, respectively, a decrease of 37.3%. Diluted earnings per share decreased 37.5% in the 2009 year-to-date period to $0.50 from $0.80 in the first half of 2008. Diluted average shares outstanding were 51,392,809 for the first six months of 2009, a 0.5% increase from the average of 51,125,712 for the 2008 first six months.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
The Company’s financial position remains strong with adequate cash resources and sufficient borrowing capacity under its current line of credit. The global credit market experienced a significant tightening of credit availability and interest rate volatility during fiscal 2008 that is continuing into 2009. This resulted in reduced funding available from commercial banks and for corporate debt issuers. As a result, capital became more expensive and less available; however, the Company does not foresee any difficulties meeting its cash requirements or accessing credit over the next twelve months. On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions under which it may borrow up to $250 million under a selection of currencies and rate formulas. Management believes the financial institutions that are party to this arrangement have adequate capital and resources and will be able to fund future borrowings under the Company’s credit agreement. The interest rate is based upon either, at the Company’s election, a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins. At May 30, 2009, the interest rate plus margin was 0.61%. Commitment fees, letter of credit fees and other fees are payable as provided in the credit agreement. As of May 30, 2009, $65 million was outstanding on the $250 million facility and $8.5 million in letters of credit had been issued against the credit facility’s $75 million letter of credit subline. The Company had approximately $176.5 million available for further borrowing at May 30, 2009.
On January 2, 2008, the Company entered into an interest rate agreement with a bank to manage its interest rate exposure on certain amounts outstanding under its $250 million revolving credit agreement. The interest rate agreement provides for the Company to pay a 3.93% fixed interest rate plus applicable margins and receive interest based on a three-month LIBOR on a notional amount of $100 million and expires January 1, 2010. This will mitigate the Company’s economic interest rate risk until January 2010. The swap agreement has not been designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Unrealized gains and losses and periodic settlement payments are recorded in interest expense in the statement of earnings and as a component of cash flows from operations in the statement of cash flows. The fair value of the interest rate agreement at May 30, 2009 was $2,355,000. This was recorded as part of other current liabilities.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cash and short-term investments at May 30, 2009 of $70,137,000 increased over $22 million from $47,984,000 at fiscal year-end 2008. Short-term investments include tax-exempt municipal money market funds. Cash and cash equivalents are held by financial institutions throughout the world. Management regularly reviews the creditworthiness of these institutions and believes the Company’s funds at these institutions are not at significant risk. The current ratio of 3.3 at second quarter-end 2009 is slightly higher than 3.0 at year-end 2008. Long-term debt of $82,393,000 at May 30, 2009 included $65 million of borrowings under the Company’s revolving credit agreement and industrial revenue bonds of $15,820,000. During the second quarter of 2009, the Company re-issued an industrial revenue bond for approximately $8 million, which will be due in 2016. Required principal payments on long-term debt will be approximately $154,000 over the next twelve months based on scheduled payments in current debt agreements. The borrowings under the line of credit facility will be due by the end of the five-year term although the Company expects to repay the outstanding amounts earlier than that. The Company was in compliance with all covenants related to its borrowings throughout the first half of fiscal 2009 and throughout fiscal 2008. The Company expects to remain in compliance with these covenants in the foreseeable future despite the global economic downturn. The ratio of total debt to total capitalization, defined as long-term debt plus total shareholders’ equity, was 10.8% at May 30, 2009 compared to 11.4% at the end of 2008.
The Company had 50,932,941 shares of common stock outstanding as of May 30, 2009 compared to 50,794,422 shares outstanding at fiscal year-end 2008. The increase in shares outstanding was primarily due to the issuance of shares under stock award and option programs during the first half of 2009. Shareholders’ equity increased to $682,036,000 from $651,759,000 at year-end 2008 primarily as a result of net earnings, stock issuances related to stock option activity and stock award programs offset by dividend payments of $9,196,000 and other comprehensive loss of $8,565,000 due to currency translation and pension liability adjustments.
Cash generated by operating activities decreased to $36,461,000 for the six-month 2009 period compared to $47,123,000 for the same period in the prior year, mainly due to lower net earnings and changes in working capital compared to the year ago six-month period. The working capital fluctuations mainly resulted from the drop in sales, which lowered accounts receivable and slightly increased inventory, and payments made to vendors. The working capital change also included $16,065,000 of cash used to purchase short-term investments, compared to $8,980,000 in the first half of 2008.
For the six-month period of 2009, cash flows for investing activities of $23,582,000 were lower than the 2008 amount of $94,429,000 for the same period, primarily due to lower spending on business acquisitions. In the first half of 2009, $12,192,000 of cash was paid for business acquisitions compared to $75,073,000 in the first half of 2008. Spending on plant asset additions of $10,784,000 in the first half of 2009 was primarily for the HVAC filter manufacturing restructuring program, new product and filter media development programs, facility improvements and cost reduction programs.
Capital expenditures for normal facility maintenance and improvements, productivity improvements, safety initiatives, the HVAC restructuring program, new products and filter media development are expected to be $35 to $40 million in 2009 compared to $35 million spent in fiscal 2008. Capital spending included in the fiscal 2009 amount and related to the HVAC restructuring program is estimated to be approximately $6 million. In late 2008, the Company postponed certain capacity expansion and information technology projects until the U.S. and world economies recover. The Company does expect to continue to invest aggressively in new product and media development, cost reduction projects and safety initiatives. It also intends to expand its technical facilities in China for product development and testing. The Company has not stopped or reduced any spending or investment in inventory availability, customer service and sales or marketing programs. The Company believes that for it to be successful in the filtration aftermarket, having the right product at the right time with the sales and marketing programs that customers need is critical.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
Cash flows used by financing activities in the six-month 2009 period were $8,807,000; whereas $57,344,000 of net cash was provided for the same period in the prior year. In the first half of 2008, the Company borrowed a net $100,000,000 under its credit facility, paid $7,327,000 on its long-term debt and spent $37,260,000 to purchase 1,000,000 shares of the Company’s common stock. The Company did not borrow under its credit facility or repurchase any of its stock in the first half of 2009. It did repay $10,000,000 under its credit facility during the first half of 2009. During the second quarter of 2009, the Company re-issued an industrial revenue bond for $8,410,000. Dividend payments of $9,196,000 in the six-month period ended May 30, 2009 increased 12% from payments of $8,183,000 during the first half of 2008. The current annual dividend rate is $0.36 per share. For additional information regarding the Company’s share repurchase program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”
CLARCOR believes that its current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, complete the HVAC filter restructuring plans, provide for interest payments and required principal payments related to its debt agreements, fund pension plan contributions and repurchase Company stock. It also continues to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions, if completed, would expand the Company’s market base, distribution coverage or product offerings. Any such acquisitions may also affect operating cash flows and may require changes in the Company’s debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings. The Company will also continue to assess repurchases of its stock. At May 30, 2009, there was approximately $187,210,000 available for repurchase under the current authorization. Future repurchases of Company stock may be made after considering cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions, interest rates and the current market price of the Company’s stock.
The Company has no material long-term purchase commitments. It is committed to complete the restructure of its HVAC filter manufacturing operations. Although no significant purchase commitments were signed as of May 30, 2009, approximately $3 million of equipment related to the restructuring was on order. The Company enters into purchase obligations with suppliers on a short-term basis in the normal course of business.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — CONTINUED
The following table summarizes the Company’s fixed cash obligations as of May 30, 2009 for the periods indicated:

	Payments Due by Period (Dollars in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Long-term debt (excluding line of credit)	$17,547	$154	$167	$1,406	$15,820
Interest payable on long-term debt (excluding line of credit)	850	169	332	148	201
Line of credit	65,000	—	—	65,000	—
Interest payable on line of credit	6,200	2,820	1,690	1,690	—
Unfunded nonqualified pension plan	18,343	295	16,730	479	839
Operating leases	61,753	9,896	16,561	11,965	23,331
Investment in affiliate	794	794	—	—	—
Acquisitions	3,264	136	3,037	91	—

Total	$173,751	$14,264	$38,517	$80,779	$40,191

Interest payments on the Company’s variable rate debt are determined based on current interest rates as of May 30, 2009. The $65 million outstanding as of May 30, 2009 under the Company’s five-year revolving line of credit will be due by the end of the five-year term. Annual interest payments related to the $65 million will be approximately $4,230,000 for fiscal year 2009 based on the swap agreement entered into at the beginning of 2008 that expires in January 2010. After that, interest will be paid at a variable rate based on LIBOR plus or minus applicable margins. The amounts in the table above related to the line of credit assume an annual interest rate plus margin of 1.30%, which is slightly higher than LIBOR plus margin was as of May 30, 2009 for the remaining term and that no additional borrowings or payments will be made on the line of credit during the periods presented. At May 30, 2009, the interest rate plus margin was 0.61%.
The minimum required contribution under the Pension Benefit Guarantee Corporation requirements for one of its U.S. qualified pension plans for fiscal 2009 is expected to be approximately $400,000. The Company, from time to time, makes contributions in excess of the minimum amount required as economic conditions warrant. It will contribute at least $360,000 as a voluntary contribution to one of its U.S. qualified plans in 2009. Also, it expects to contribute $363,000 to its non-U.S. qualified plan and $295,000 to its postretirement health care benefit plan to pay benefits during 2009. Future estimates of the Company’s pension plan contributions may change significantly depending on the actual rate of return on plan assets, discount rates and regulatory requirements. The Company also has a nonqualified pension plan covering certain employees in the Company’s management. The expected payments to be made under this plan are shown in the table above and are largely not funded.
As of May 30, 2009, the Company’s liability for uncertain income tax provisions reported in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was $2,207,000 including interest. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, the Company was unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.
OFF-BALANCE SHEET ARRANGEMENTS
The Company’s off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in the Company’s 2008 Form 10-K. There have been no material changes to the disclosure regarding leases set forth in the 2008 Form 10-K. The Company had no variable interest entity or special purpose entity agreements during the first half of 2009 or during fiscal 2008.

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
RECENT RELEVANT ACCOUNTING PRONOUNCEMENTS
A discussion of recent relevant accounting pronouncements is included in Note 16 to the Consolidated Condensed Financial Statements.
RECENT MARKET EVENTS
Current market conditions and economic events have significantly impacted the financial condition, liquidity and outlook for a wide range of companies, including many manufacturing companies. The Company has considered the potential impact of such conditions and events as it relates to currently reported financial results of operations and liquidity, including consideration of the possible impact of other than temporary impairment, counterparty credit risk and hedge accounting. The Company does not believe that current market conditions and economic events have significantly impacted its current liquidity. The Company believes that, its aftermarket focus, current investment policies and contractual relationships, reduce the risks faced by the Company in this economy. The Company continues to monitor accounts receivable collection activity and has not experienced any significant issues. It believes it is adequately reserved for any potential bad debts. Also, it does not expect any material loss of monies owed to the Company arising from the bankruptcies of General Motors and Chrysler.
OUTLOOK
The global recession impacted the Company’s first and second quarter 2009 results and it is unclear how long the recession will continue or how severe it will be. The Company believes that its cost reduction efforts and sales and marketing programs are having a positive impact on CLARCOR, and although sales and profits overall will be less in fiscal 2009 than in fiscal 2008, the Company expects each subsequent quarter of fiscal 2009 will be better than the previous 2009 quarter. Sales and operating profit in the third quarter of 2009 are anticipated to be down from the corresponding period of 2008. Based on its first half results and current backlog, the Company expects its 2009 full-year sales to decline by approximately 10% to 12% from 2008, but that second-half sales will decline by 7% to 9% compared to the second half of 2008. Sales improvement in the latter half of fiscal 2009 compared to that of the first half is expected as the Company anticipates that its customers’ base replacement demand will resume as they deplete their inventory. In addition, the Company has entered into certain sales contracts with new customers under which shipments should start in the remaining quarters of 2009. The Company expects new product introductions to also contribute to future long-term growth. If the current recession does not worsen, diluted earnings per share are estimated to be in the range of $1.40 to $1.60 in 2009 based on the Company’s current forecast. In 2010, the Company expects the over-the-road trucking and railroad markets to recover, its HVAC filter manufacturing operation to reach an 8% operating margin on higher sales, and its natural gas filtration business to have another good year. The Company also expects to see a recovery in most other markets, particularly in oil drilling, aerospace and fibers, and a strong year of growth for its packaging operations.

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
FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY
This Second Quarter 2009 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:
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
You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2009 Form 10-Q. Except as otherwise required by applicable laws, the Company undertakes no obligation to publicly update or revise any forward-looking statements or the risks described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I — Item 3. Quantitative and Qualitative Disclosure About Market Risk
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
Part I — Item 4. Controls and Procedures
The Company has established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Vice President — Finance and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 30, 2009. Based on their evaluation, such officers concluded that the Company’s disclosure controls and procedures pursuant to Rules 13a — 15(e) of the Exchange Act were effective as of May 30, 2009, in achieving the objectives for which they were designed. No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter ended May 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Part II — Item 1. Legal Proceedings
The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Form 10-Q.
Part II — Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended November 29, 2008.
Part II — Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 25, 2007, the Company’s Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, CLARCOR may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2010. CLARCOR has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on CLARCOR’s stock price and market conditions. As set forth in the table below, the Company did not repurchase any shares during the fiscal quarter ended May 30, 2009. The amount of $187,210,241 remained available for purchase under such program at the end of the second quarter of 2009.
COMPANY PURCHASES OF EQUITY SECURITIES (1)

			(c)	(d)
	(a)	(b)	Total number of	Maximum approximate
	Total	Average	shares purchased as	dollar value of shares
	number of	price	part of the	that may yet be
	shares	paid per	Company’s publicly	purchased under the
Period	purchased	share	announced plan	Plan

March 1, 2009 through March 31, 2009	—	$—	—	$187,210,241
April 1, 2009 through April 30, 2009	—	$—	—	$187,210,241
May 1, 2009 through May 30, 2009	—	$—	—	$187,210,241

Total	—	$—	—	$187,210,241

(1)	The Purchase Plan announced June 25, 2007 provides for aggregate purchases up to $250 million. The program expires June 25, 2010.
Part II — Item 4. Submission of Matters to a Vote of Security Holders
At the annual meeting of shareholders of CLARCOR Inc. held on March 23, 2009, all of the Company’s nominees for director, as listed in the proxy statement dated February 13, 2009, were elected. In addition, shareholders approved the CLARCOR Inc. 2009 Incentive Plan and ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent external auditors for fiscal year 2009.
The Company had 50,908,699 shares of common stock outstanding as of the close of business on the February 6, 2009 record date, and the holders of 46,793,290 shares of common stock were present at the meeting, in person or by proxy.

			Broker
	For	Withheld	Non-Votes
(A) Election of Directors
J. Marc Adam	44,996,354	1,796,933	N/A
James Bradford, Jr.	45,177,694	1,615,593	N/A
James Packard	38,282,193	8,511,094	N/A
Directors of the Company previously elected by its shareholders and whose terms in office continued after the annual meeting are Messrs. Robert J. Burgstahler, Paul Donovan, Robert H. Jenkins, Norman E. Johnson and Philip R. Lochner, Jr.

				Broker
	For	Against	Abstain	Non-Votes

(B) Approval of CLARCOR Inc. 2009 Incentive Plan	32,555,452	8,329,988	2,007,983	3,899,867
(C) Ratification of PricewaterhouseCoopers LLP	46,484,155	285,611	23,524	N/A
Part II — Item 6. Exhibits
a. Exhibits:

10 (i)	CLARCOR Inc. 2009 Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on February 13, 2009)
31(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31(ii)	Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc. (Registrant)
June 19, 2009	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson
Chairman of the Board, President and Chief Executive Officer

June 19, 2009	By	/s/ Bruce A. Klein
(Date)		Bruce A. Klein
Vice President — Finance and Chief Financial Officer