Form 10-Q
period 2009-08-29
CLARCOR INC
filed 2009-09-18
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 29, 2009, 50,337,043 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS				PAGE

Part I – Financial Information

Item	1	.	Financial Statements	3

Item	2	.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item	3	.	Quantitative and Qualitative Disclosures About Market Risk	38

Item	4	.	Controls and Procedures	38

Part II – Other Information

Item	1	.	Legal Proceedings	39

Item	1	A.	Risk Factors	39

Item	2	.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item	3	.	Defaults Upon Senior Securities	*

Item	4	.	Submission of Matters to a Vote of Security Holders	*

Item	5	.	Other Information	*

Item	6	.	Exhibits	39

			* Item omitted because no answer is called for or item is not applicable.

Part I - Item 1. Financial Statements
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	August 29,	November 29,
	2009	2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$56,854	$40,715
Restricted cash	486	473
Short-term investments	24,103	7,269
Accounts receivable, less allowance for losses
of $ 16,615 for 2009 and $ 13,267 for 2008	174,307	194,864
Inventories:
Raw materials	64,620	60,575
Work in process	26,379	27,318
Finished products	76,715	70,308
Total inventories	167,714	158,201
Deferred income taxes	22,999	23,121
Prepaid expenses and other current assets	7,136	7,928
Total current assets	453,599	432,571

Plant assets at cost,	445,167	439,423
less accumulated depreciation	(257,224)	(246,824)
	187,943	192,599

Goodwill	229,821	223,964
Acquired intangibles, less accumulated amortization	95,133	95,089
Deferred income taxes	224	224
Other noncurrent assets	11,885	13,435
Total assets	$978,605	$957,882

LIABILITIES
Current liabilities:
Current portion of long-term debt	$108	$128
Accounts payable	58,885	65,398
Accrued salaries, wages and commissions	10,644	14,292
Compensated absences	7,537	8,004
Accrued insurance liabilities	9,959	9,668
Customer deposits	12,299	11,777
Income taxes	10,639	5,083
Other accrued liabilities	31,831	29,153
Total current liabilities	141,902	143,503

Long-term debt, less current portion	77,084	83,822
Postretirement healthcare benefits	678	642
Long-term pension liabilities	29,989	27,307
Deferred income taxes	37,517	39,317
Other long-term liabilities	4,412	7,360
Minority interests	3,303	4,172
Total liabilities	294,885	306,123

Contingencies

SHAREHOLDERS' EQUITY
Capital stock	50,337	50,794
Capital in excess of par value	35,460	48,025
Accumulated other comprehensive loss	(14,770)	(26,562)
Retained earnings	612,693	579,502
Total shareholders' equity	683,720	651,759
Total liabilities and shareholders' equity	$978,605	$957,882

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Net sales	$230,271	$276,300	$673,356	$793,618
Cost of sales	156,328	188,152	468,832	543,304

Gross profit	73,943	88,148	204,524	250,314

Selling and administrative expenses	41,863	47,328	133,527	144,297

Operating profit	32,080	40,820	70,997	106,017

Other income (expense):
Interest expense	(316)	(1,313)	(1,848)	(4,951)
Interest income	40	311	270	1,012
Other, net	189	(347)	634	(736)

	(87)	(1,349)	(944)	(4,675)

Earnings before income taxes and
minority interests	31,993	39,471	70,053	101,342

Provision for income taxes	10,669	13,578	22,886	34,422

Earnings before minority interests	21,324	25,893	47,167	66,920

Minority interests in earnings
of subsidiaries	(42)	(82)	(302)	(326)

Net earnings	$21,282	$25,811	$46,865	$66,594

Net earnings per share:
Basic	$0.42	$0.51	$0.92	$1.31
Diluted	$0.42	$0.50	$0.92	$1.30

Average number of
shares outstanding:
Basic	50,659,679	50,885,417	50,868,774	50,745,240
Diluted	50,942,825	51,455,710	51,132,860	51,252,593

Dividends paid per share	$0.09	$0.08	$0.27	$0.24

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 29,	August 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$46,865	$66,594
Depreciation	20,434	19,130
Amortization	3,662	3,975
Stock-based compensation expense	3,664	4,162
Excess tax benefit from stock-based compensation	(1,513)	(2,396)
Changes in short-term investments	(16,834)	(2,547)
Changes in assets and liabilities, excluding short-term
investments	19,806	(14,100)
Other, net	266	396

Net cash provided by operating activities	76,350	75,214

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(11,777)	(75,329)
Additions to plant assets	(15,019)	(24,851)
Investment in affiliate	(1,794)	(2,000)
Other, net	462	139

Net cash used in investing activities	(28,128)	(102,041)

Cash flows from financing activities:
Net (payments) proceeds under line of credit	(15,000)	80,000
Borrowings under long-term debt	8,410	-
Payments on long-term debt	(809)	(7,366)
Sale of capital stock under stock option
and employee purchase plans	2,944	8,467
Purchase of treasury stock	(19,767)	(37,260)
Excess tax benefits from stock-based compensation	1,513	2,396
Cash dividends paid	(13,754)	(12,259)

Net cash (used in) provided by financing activities	(36,463)	33,978

Net effect of exchange rate changes on cash	4,380	1,358

Net change in cash and cash equivalents	16,139	8,509

Cash and cash equivalents, beginning of period	40,715	36,059

Cash and cash equivalents, end of period	$56,854	$44,568

Cash paid during the period for:
Interest	$1,930	$2,892
Income taxes	$17,301	$29,249

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

1.	CONSOLIDATED FINANCIAL STATEMENTS

The consolidated condensed balance sheet as of August 29, 2009, the consolidated condensed statements of earnings and the consolidated condensed statements of cash flows for the periods ended August 29, 2009 and August 30, 2008, have been prepared by the Company without audit. The financial statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 2008 (“2008 Form 10-K”). The November 29, 2008 consolidated balance sheet data was derived from the Company’s year-end audited financial statements as presented in the 2008 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made. The Company performed a review of subsequent events through September 18, 2009, the date the Consolidated Condensed Financial Statements were issued, and concluded no events or transactions occurred during that period requiring recognition or disclosure. The results of operations for the period ended August 29, 2009, are not necessarily indicative of the operating results for the full year.

2.	BUSINESS ACQUISITIONS

During the quarter ended August 29, 2009, the Company paid an additional $160 related to its 2006 Industrial/Environmental Filtration segment acquisition, pursuant to the terms of the purchase agreement. The payment was recorded as goodwill. Additional payments, not to exceed approximately $923, may be required in future years based on the operating performance of this entity.

During the quarter ended August 29, 2009, the Company was refunded a portion of its purchase price which had been held in escrow related to its 2007 acquisition of 80% of Sinfa SA, included in the Engine/Mobile Filtration segment.  This refund reduced goodwill by $234.

On April 20, 2009, the Company purchased the remaining 20% minority interest in its consolidated subsidiary based in Weifang, China for $4,593, including acquisition costs. This subsidiary is part of the Company’s Engine/Mobile Filtration segment and manufactures heavy-duty engine filters, certain lines of environmental filters and filter systems and filters used in off-shore oil drilling. A preliminary allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities, based on available information, and is currently subject to change. The $2,205 excess of the initial purchase price over the preliminary estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill.

On April 6, 2009, the Company purchased Weifang Yuhua Filters Ltd. (“Yuhua”), based in Weifang, China for approximately $567, excluding cash acquired and including acquisition costs. Yuhua manufactures heavy-duty engine filters. The business is included in the Company’s Engine/Mobile Filtration segment. The acquisition is not material to the results of the Company. A preliminary allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities, based on available information, and is currently subject to change. The Company did not recognize any goodwill in connection with this acquisition.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

On February 1, 2009, the Company purchased 85% ownership interests in Pujiang Novaeastern International Mesh Co., Ltd. (“Pujiang”) and Quzhou Chinagrace Filter Co., Ltd. (“Quzhou”). Both companies are based in China and were under common ownership. Pujiang and Quzhou are manufacturers of wire mesh filtration products sold primarily to the fibers, resin and aerospace industries. The combined purchase price for the ownership interests in both companies was approximately $618, excluding cash acquired and including acquisition costs. The Company has the right, but not the obligation, to purchase the remaining 15% ownership interests using a formula based on the combined companies’ future operating results. The businesses are included in the Company’s Industrial/Environmental Filtration segment. The acquisition is not material to the results of the Company. A preliminary allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities, based on available information, and is currently subject to change. The $519 excess of the initial purchase price over the preliminary estimated fair value of the assets acquired and the liabilities assumed was recorded as goodwill.

On January 16, 2009, the Company purchased certain assets of Meggitt (UK) Limited (“Meggitt”), for $578. This business was acquired to expand the Company’s product range of aerospace filters sold primarily to European aircraft manufacturers and aerospace parts distributors. The purchased assets were combined into an existing Company subsidiary which is part of the Company’s Industrial/Environmental Filtration segment. The Company expects to make an additional payment in 2010 of approximately $146 to the former owner of the Meggitt assets contingent upon the renewal of a contract with a customer. The acquisition is not material to the results of the Company. A preliminary allocation of the purchase price for the acquisition has been made to major categories of assets based on available information, and is currently subject to change. Other acquired intangibles included customer relationships valued at $201 which will be amortized over their estimated useful life of 13 years. The $231 excess of the initial purchase price over the preliminary estimated fair value of the net assets acquired was recorded as goodwill.

On December 29, 2008, the Company purchased the Keddeg Company (“Keddeg”), a manufacturer of aerospace filtration products based in Lenexa, Kansas. The purchase price was $5,495, excluding cash acquired and including acquisition costs. Keddeg’s results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The acquisition is not material to the results of the Company. A preliminary allocation of the purchase price has been made to major categories of assets and liabilities assumed, based on available information, and is subject to change. The $1,753 excess of the purchase price over the preliminary estimated fair value of the net tangible and intangible assets acquired was recorded as goodwill. Acquired intangible assets, other than trade names and goodwill, are amortized on a straight-line basis according to the useful lives of the acquired assets. The fair value of the identifiable intangible assets and their respective lives are shown in the following table:

		Estimated
Identifiable Intangible Asset	Value	Useful Life
Trade names	$553	Indefinite
Non-compete agreements	86	5 years
Customer relationships	875	12 years
Developed technology	1,256	10 years
Total fair value	$2,770

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for $4,000, payable $2,000 in cash at the acquisition date with the remaining $2,000 to be paid by December 31, 2009. The Company paid $206 during fiscal year 2008, $1,000 on February 6, 2009 and $794 on August 27, 2009. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPH’s operating income. The investment, with a carrying amount of $3,680 and $4,011 at August 29, 2009 and November 29, 2008, respectively, is being accounted for under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The investment was initially recorded at cost. The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of the investee based on the percentage of ownership, as well as the receipt of any dividend income. The equity investment is periodically reviewed for indicators of impairment. The Company’s share of undistributed earnings was not material at August 29, 2009.

On December 3, 2007, the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the oil and natural gas industries. Its results are included as part of the Company’s Industrial/Environmental Filtration segment since the date of acquisition. The purchase price was $145,807 excluding cash acquired and including acquisition costs. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $71,954 and paid the remaining purchase price with available cash of $5,301 and $80,000 of cash borrowed under the Company’s multicurrency revolving credit agreement. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities based on available information. The $101,987 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Other acquired intangibles are amortized over a straight-line basis according to their useful lives. During the second and third quarters of fiscal 2009, the Company resolved various tax accrual issues resulting in a decrease to goodwill of $310.

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

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes the accounting for stock-based awards. Under this method, stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the date of adoption. The Company issues stock option awards and restricted share unit awards to employees and issues stock option awards and restricted stock to non-employee directors under its stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted share units is recorded based on the market price of the Company’s common stock on the grant date. Options granted vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years. Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company. For those who are already retirement eligible on the date of grant, compensation expense is recognized immediately. The key provisions of the Company’s stock-based incentive plans are described in Note N of the Company’s consolidated financial statements included in the 2008 Form 10-K.

The Company recorded pretax compensation expense related to stock options of $411 and $2,688, respectively, and related tax benefits of $131 and $855, respectively, for the quarter and nine months ended August 29, 2009. For the quarter and nine months ended August 30, 2008, the Company recorded pretax compensation expense related to stock options of $365 and $3,140, respectively, and related tax benefits of $126 and $1,081, respectively.

Pretax compensation expense related to restricted share unit awards totaled $111 and $976, respectively, for the quarter and nine months ended August 29, 2009, and $84 and $1,022, respectively, for the quarter and nine months ended August 30, 2008.

The tax benefits associated with tax deductions that exceed the amount of compensation expense recognized in the financial statements related to stock-based compensation were $1,081 and $1,513, respectively, for the quarter and nine months ended August 29, 2009, and $107 and $2,396, respectively, for the quarter and nine months ended August 30, 2008.

Stock Options

The following table summarizes the activity for the nine months ended August 29, 2009, with respect to non-qualified stock options granted under the Company’s incentive plans.

	Shares
	Granted	Weighted
	under	Average
	Incentive	Exercise
	Plans	Price
Outstanding at beginning of year	3,132,111	$25.75
Granted	466,025	$31.94
Exercised	(287,822)	$16.69
Surrendered	(44,700)	$35.49
Outstanding at August 29, 2009	3,265,614	$27.30
Options exercisable at August 29, 2009	2,408,384	$24.87

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The fair value of stock options granted during the nine months ended August 29, 2009 and August 30, 2008 were based on the following weighted-average assumptions:

	Nine Months Ended
	August 29,	August 30,
	2009	2008
Risk-free interest rate	1.91%	3.76%
Expected dividend yield	0.96%	0.85%
Expected volatility factor	24.16%	20.24%
Expected option term in years	6.1	6.1

The weighted average fair value per option at the date of grant for options granted during the nine months ended August 29, 2009 and August 30, 2008, was $7.62 and $9.37, respectively. The total intrinsic value of options exercised during the nine months ended August 29, 2009 and August 30, 2008, was $4,381 and $7,379, respectively.

The following table summarizes information about the Company’s outstanding and exercisable options at August 29, 2009.

			Options Outstanding				Options Exercisable
				Weighted		Weighted		Weighted		Weighted
				Average		Average		Average		Average
Range of				Exercise	Intrinsic	Remaining		Exercise	Intrinsic	Remaining
Exercise Prices			Number	Price	Value	Life in Years	Number	Price	Value	Life in Years
$8.97	-	$9.75	73,698	$9.23	$1,707	0.95	73,698	$9.23	$1,707	0.95
$11.50	-	$13.75	160,500	$13.12	3,092	2.08	160,500	$13.12	3,092	2.08
$16.01	-	$22.80	802,345	$20.34	9,668	3.35	802,345	$20.34	9,668	3.35
$25.31	-	$31.96	981,883	$27.66	4,644	5.52	981,383	$27.66	4,642	5.51
$32.78	-	$38.23	1,247,188	$34.38	-	7.89	390,458	$34.93	-	6.55
			3,265,614	$27.30	$19,111	5.62	2,408,384	$24.87	$19,109	4.59

At August 29, 2009, total unrecognized compensation cost of $3,043 related to non-vested stock option awards is expected to be recognized over a weighted-average period of 2.6 years.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

Restricted Share Unit Awards

During the nine months ended August 29, 2009 and August 30, 2008, the Company granted 36,368 and 25,989 restricted share units of Company common stock with a weighted-average fair value of $32.78 and $36.48, respectively, per unit. During the nine months ended August 29, 2009, 1,481 restricted share units of Company common stock with a weighted average grant date fair value of $34.19 were forfeited.

4.	COMPREHENSIVE EARNINGS

The Company’s total comprehensive earnings and its components are as follows:

	Quarter Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Net earnings	$21,282	$25,811	$46,865	$66,594
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments	3,011	(4,157)	11,143	(305)
Pension liability adjustments	216	(6,478)	649	(6,478)
Total comprehensive earnings	$24,509	$15,176	$58,657	$59,811

The components of the ending balances of accumulated other comprehensive loss are as follows:

	August 29,	November 29,
	2009	2008
Pension liability, net of tax of $10,403 and $10,790	$(17,529)	$(18,178)
Translation adjustments, net of tax of $155 and $155	2,759	(8,384)
Accumulated other comprehensive loss	$(14,770)	$(26,562)

5.	GOODWILL AND ACQUIRED INTANGIBLES

The following table reconciles the activity for goodwill by reporting unit for the nine months ended August 29, 2009.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at November 29, 2008	$21,143	$202,821	$-	$223,964
Acquisitions	1,971	2,353	-	4,324
Currency translation adjustments	1,093	440	-	1,533
Balance at August 29, 2009	$24,207	$205,614	$-	$229,821

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The following table summarizes acquired intangibles by reporting unit. Other acquired intangibles includes parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

		Industrial/
	Engine/Mobile	Environmental
	Filtration	Filtration	Packaging	Total
Balance at August 29, 2009:
Trademarks, gross	$923	$41,510	$-	$42,433
Less accumulated amortization	40	272	-	312
Trademarks, net	$883	$41,238	$-	$42,121

Customer relationships, gross	$2,171	$34,048	$-	$36,219
Less accumulated amortization	1,139	7,600	-	8,739
Customer relationships, net	$1,032	$26,448	$-	$27,480

Other acquired intangibles, gross	$243	$35,913	$-	$36,156
Less accumulated amortization	243	10,381	-	10,624
Other acquired intangibles, net	$-	$25,532	$-	$25,532

Amortization expense is estimated to be $4,883 in 2009, $4,535 in 2010, $4,474 in 2011, $4,458 in 2012 and $4,389 in 2013.

6.	FAIR VALUE MEASUREMENTS

The Company measures assets and liabilities at fair value as discussed throughout the notes to its quarterly and annual financial statements. Assets or liabilities that have recurring measurements are shown below:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
August 29, 2009
Short-term investments	$24,103	$24,103	$-	$-
Restricted trust (part of noncurrent assets)	1,384	1,384	-	-
Interest rate agreement (part of current liabilities)	(1,799)	-	(1,799)	-

November 29, 2008
Short-term investments	$7,269	$7,269	$-	$-
Restricted trust (part of noncurrent assets)	1,428	1,428	-	-
Interest rate agreement (part of long-term liabilities)	(2,007)	-	(2,007)	-

The Company’s short-term investments consist of tax-exempt municipal money market funds, which are actively traded. The restricted trust, which is used to fund certain payments for the Company’s nonqualified U.S. pension plan, consists of actively traded equity and bond funds. The fair value of the interest rate agreement and the Company’s long-term debt is determined based on the present value of expected future cash flows using discount rates appropriate to the risks involved. There were no changes in fair value determination methods or significant assumptions used in those methods during the nine months ended August 29, 2009.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The fair values of the Company’s financial instruments, which are cash, accounts receivable, short-term investments, the restricted trust and the interest rate agreement, approximated the carrying values of those financial instruments at both August 29, 2009 and November 29, 2008.  The fair value of the Company’s long-term debt was $77,104 and $82,858 at August 29, 2009 and November 29, 2008, respectively.

7.	GUARANTEES AND WARRANTIES

The Company has provided letters of credit totaling approximately $23,359 and $24,003 as of August 29, 2009 and November 29, 2008, respectively, to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

Changes in the Company’s warranty accrual during the nine months ended August 29, 2009, are as follows:

Balance at November 29, 2008	$2,494
Accruals for warranties issued during the period	1,910
Accruals related to pre-existing warranties	91
Settlements made during the period	(788)
Other adjustments, including currency translation	78
Balance at August 29, 2009, included in other accrued liabilities	$3,785

8.	LONG-TERM DEBT AND INTEREST RATE AGREEMENT

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas. The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are also payable as provided in the credit agreement. At August 29, 2009, long-term debt included $60,000 outstanding on the Credit Facility.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

During the second fiscal quarter of 2009, the Company re-issued an $8,410 industrial revenue bond issued in cooperation with the South Dakota Economic Development Finance Authority which is due February 1, 2016. The interest rate on this bond was 0.56% at August 29, 2009 and is reset weekly.

The Company’s significant accounting policies for derivative instruments are described in Note A of the 2008 Form 10-K. On January 2, 2008, the Company entered into a fixed rate interest swap agreement to manage its interest rate exposure on certain amounts outstanding under the Credit Facility. The interest rate agreement provides for the Company to receive interest at floating rates based on LIBOR and pay a 3.93% fixed interest rate plus an applicable margin on a notional amount of $100,000. Payments pursuant to the interest rate agreement are settled on a net basis quarterly. The agreement expires January 1, 2010. The swap agreement has not been designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Unrealized gains or losses are recorded in interest expense in the Consolidated Condensed Statements of Earnings, and periodic settlement payments are a component of cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

The Company’s swap agreement incorporates by reference the non-financial and financial debt covenants included in the Credit Facility. The swap agreement also includes other events which would qualify as a default or termination event whereby the counterparty could request payment on the derivative instrument. Should the counterparty to the Company’s derivative contract fail to meet its obligations, the Company would be exposed to greater interest rate fluctuations along with the cost, if any, to extinguish the contract. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with institutions that can be expected to perform fully under the terms of the agreements.

At August 29, 2009 and November 29, 2008, the Company had the following derivative in a liability position. The Company did not have any derivatives in an asset position at either reporting date.

	Derivatives In Liability Position
Derivatives Not Designated	Consolidated Balance	Fair
as Hedging Instruments	Sheet Location	Value

August 29, 2009
Fixed rate interest swap agreement	Current liabilities	$1,799
Total		$1,799

November 29, 2008
Fixed rate interest swap agreement	Other long-term liabilities	$2,007
Total		$2,007

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The following table reflects the loss on the interest rate agreement for the quarter and nine months ended August 29, 2009 and August 30, 2008, respectively.

	Location of (Loss)
Derivatives Not Designated	on Interest Rate	Amount of (Loss) on
as Hedging Instruments	Agreement	Interest Rate Agreement
		Quarter Ended
		August 29,	August 30,
		2009	2008
Fixed rate interest swap agreement	Interest expense	$(132)	$(395)

		Nine Months Ended
		August 29,	August 30,
		2009	2008
Fixed rate interest swap agreement	Interest expense	$(1,110)	$(1,530)

The Company made net settlement payments on the fixed interest rate swap agreement of $688 and $1,318 for the quarter and nine months ended August 29, 2009, respectively, and $312 and $110 for the quarter and nine months ended August 30, 2008, respectively.

9.	PENSION AND OTHER POSTRETIREMENT PLANS

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost and Company contributions for these plans were as follows:

	Quarter Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Pension Benefits:
Components of net periodic benefit cost:
Service cost	$451	$561	$1,352	$1,861
Interest cost	2,309	2,158	6,904	6,416
Expected return on plan assets	(1,726)	(2,398)	(5,154)	(7,605)
Amortization of unrecognized:
Prior service cost	32	38	97	120
Net actuarial loss	389	184	1,168	268
Pension curtailment	-	516	-	516
Net periodic benefit cost	$1,455	$1,059	$4,367	$1,576

Cash contributions	$212	$522	$1,019	$1,167

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

	Quarter Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Postretirement Healthcare Benefits:
Components of net periodic benefit income:
Interest cost	$15	$15	$45	$45
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)
Net actuarial gain	(46)	(33)	(138)	(99)
Net periodic benefit income	$(62)	$(49)	$(186)	$(147)

Cash contributions	$50	$53	$150	$159

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

In addition to the plan assets related to its qualified plans, the Company has also funded $1,384 and $1,428 at August 29, 2009 and November 29, 2008, respectively, in a restricted trust for its nonqualified plan. This trust is included in other noncurrent assets in the Consolidated Condensed Balance Sheets.

Recent declines in the fair value of plan assets may result in significant charges to other comprehensive loss and a potential increase in the fiscal year 2010 pension expense to the extent the effects are not offset by a change in the discount rate at the time of the Company’s annual pension measurement on November 30, 2009. The Company’s required contributions to its plans may also be affected.

10.	INCOME TAXES

The liability for gross unrecognized tax benefits was $2,491 at August 29, 2009 and $1,970 at November 29, 2008. The $521 net increase in the liability was driven by additions for current period uncertain tax positions of $329 and changes in interest and penalties of $192.

At August 29, 2009, the amount of unrecognized tax benefit for permanent tax adjustments that, if recognized, would impact the effective tax rate was $1,880. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of August 29, 2009, the Company had $578 accrued for the payment of interest and penalties. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal 2009 and in future years; however, the amount cannot be estimated.

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

As discussed more fully in the 2008 Form 10-K, in July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (“HVAC”) filter manufacturing operations within its Industrial/Environmental Filtration segment. The Company anticipates that the HVAC restructuring program will be completed in fiscal year 2009, and that realization of the full benefits of the program will be achieved in fiscal year 2010. The majority of these expenses have been paid as of August 29, 2009.

As an ongoing part of this program, during the first and second quarters of fiscal 2009, the Company consolidated four Louisville, Kentucky area facilities into one location in Jeffersonville, Indiana to realize cost savings and efficiency benefits. Restructuring severance costs of $0 and $133, respectively, were expensed during the quarter and nine months ended August 29, 2009 and were included in cost of sales in the Consolidated Condensed Statements of Earnings. At August 29, 2009, severance costs of $16 were accrued in other accrued liabilities in the accompanying Consolidated Condensed Balance Sheet. The Company has classified land of $398 and building and building fixtures of $1,602, which are included in plant assets, as assets held for sale related to one Kentucky plant.

During May 2009, the Company also closed a small facility in Clover, South Carolina. The Company did not incur any material expenses related to this closure.

During the third quarter of fiscal year 2008, the Company discontinued production at an HVAC filter manufacturing plant in Henderson, North Carolina. The Company recorded restructuring expenses of $1,081 in fiscal year 2008, which were included in cost of sales in the Consolidated Condensed Statements of Earnings, mainly for employee termination costs and a pension curtailment expense of $516. The Company recorded restructuring expenses of $0 and $47, respectively, related to the Henderson, North Carolina location during the quarter and nine months ended August 29, 2009, mainly for facility consolidation and employee termination costs. Minimal additional restructuring charges related to facility consolidation costs will be recognized when the Company exits that facility. In addition to costs classified as restructuring expenses, the Company has incurred and will continue to incur other non-restructuring costs related to this facility until it is sold. The Company has classified land of $230 and building and building fixtures of $2,929, which are included in plant assets, as assets held for sale related to the North Carolina plant.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

During the second quarter of fiscal year 2008, the Company discontinued production at an HVAC filter manufacturing plant in Davenport, Iowa. The Company expensed and paid $154 in fiscal year 2008, which was included in cost of sales in the Consolidated Condensed Statements of Earnings, mainly for employee termination costs. The Company did not incur any restructuring expenses related to the Davenport, Iowa location during the quarter and nine months ended August 29, 2009. Minimal additional restructuring charges related to contract termination costs and facility consolidation costs will be recognized when the Company exits a lease related to that facility in 2012.  In addition to costs classified as restructuring expenses, the Company has incurred and will continue to incur other non-restructuring costs related to this facility until the expiration of the lease.

The Company discontinued production at an HVAC filter manufacturing plant in Kenly, North Carolina in November 2006. Restructuring severance costs of $164 were accrued and paid during fiscal 2006 and were included in cost of sales in the Consolidated Condensed Statements of Earnings.

12.	INSURANCE CLAIMS

During June 2009, an Industrial/Environmental Filtration segment warehouse that the Company leases was damaged by fire. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 30 (“FIN 30”), “Accounting for Involuntary Conversions of Non-Monetary Assets to Monetary Assets”, a loss of $250, representing the Company’s deductible, was recorded in cost of sales for the quarter ended August 29, 2009.  Additional losses, which could be as high as $1,284, resulting from the loss of inventory and physical assets above the $250 are expected to be covered by insurance.

In the second quarter of fiscal 2008, four of the Company’s facilities in three states were damaged in weather-related events. In accordance with FIN 30, the Company’s Industrial/Environmental Filtration segment recognized a gain for fiscal year 2008, resulting from the excess of insurance proceeds received over the net book value of the property, of $1,963 (net of the $500 deductible paid by the Company) as a reduction of cost of sales. The Company’s Engine/Mobile Filtration segment recognized a loss for fiscal year 2008, resulting from costs incurred below the Company’s deductible limit, of $178 in cost of sales. For the quarter ended May 31, 2008, expenses of $750 were recorded in cost of sales and all repairs to the buildings were complete.

13.	CONTINGENCIES

Legal Proceedings

On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota alleging that certain “ChannelFlow” engine/mobile filters manufactured and sold by a subsidiary of the Company infringe one or more patents held by Donaldson.  Donaldson served this lawsuit on August 26, 2009, and through the suit seeks various remedies, including injunctive relief and monetary damages of an unspecified amount. Management believes that the products in question do not infringe the asserted patents and that such patents are invalid, and the Company is vigorously defending the action.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

On August 14, 2009, 3M Company (“3M”) filed a lawsuit in the U.S. Federal District Court for the Eastern District of Virginia, alleging that various statements and imagery on the packaging of certain retail residential filters being sold by a subsidiary of the Company are untrue or misleading to consumers, and thus violate various aspects of the Lanham Act and Virginia consumer protection law.  Through this lawsuit 3M seeks various remedies, including injunctive relief and monetary damages of an unspecified amount.  3M is a former customer of the Company, and the products in question compete with those offered by 3M in the retail marketplace.  The Company is vigorously defending the action and has filed counterclaims against 3M in respect of its own packaging.

Additionally, the Company is party to various proceedings relating to environmental issues. The U.S. Environmental Protection Agency and/or other responsible state agencies have designated the Company as a potentially responsible party, along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute. Although it is not certain what future environmental claims, if any, may be asserted, the Company currently believes that its potential liability for known environmental matters does not exceed its present accrual of $50. However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the nature and extent of the contamination at issue, the length of time remediation may require, the complexity of the environmental regulation and the continuing advancement of remediation technology. Applicable federal law may impose joint and several liability on each potentially responsible party for the cleanup.

In addition to the matters cited above, the Company is involved in legal actions arising in the normal course of business.   In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter.   No such provisions have been taken in respect of the Donaldson or 3M legal proceedings referred to above.

The Company believes any recorded reserves in its Consolidated Condensed Financial Statements are adequate in light of the probable and estimable outcomes. Any recorded liabilities were not material to the Company’s financial position, results of operation or liquidity and the Company does not believe that any pending claims or litigation, including those identified above, will materially affect its financial position, results of operation or liquidity.

Other Contingencies

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

	Quarter Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Weighted average number of
shares outstanding	50,659,679	50,885,417	50,868,774	50,745,240
Dilutive effect of stock-based
arrangements	283,146	570,293	264,086	507,353
Weighted average number of
diluted shares outstanding	50,942,825	51,455,710	51,132,860	51,252,593

Net earnings	$21,282	$25,811	$46,865	$66,594

Basic earnings per share	$0.42	$0.51	$0.92	$1.31
Diluted earnings per share	$0.42	$0.50	$0.92	$1.30

Options with exercise prices greater than the average market price of the shares during the respective periods are not included in the computation of diluted earnings per share. For the quarter and nine months ended August 29, 2009, 1,299,688 options with a weighted average exercise price of $34.28 were excluded from the computation. For the quarter ended August 30, 2008, no options were excluded from the computation. For the nine months ended August 30, 2008, 5,325 options with a weighted average exercise price of $38.23 were excluded from the computation.

For the nine months ended August 29, 2009, exercises of stock options added $2,582 to capital in excess of par value. For the nine months ended August 30, 2008, exercises of stock options added $9,357 to capital in excess of par value.

During the quarter and nine months ended August 29, 2009, the Company repurchased and retired 688,200 shares of its common stock for $19,768 under its $250,000 stock repurchase program. As of August 29, 2009, there was approximately $167,443 available for future purchases under this program. During the quarter ended August 30, 2008, the Company did not repurchase any shares of its common stock. For the nine months ended August 30, 2008, the Company repurchased and retired 1,000,000 shares of common stock for $37,260.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

15.	SEGMENT DATA

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the quarter and nine months ended August 29, 2009 and August 30, 2008, respectively, are shown below. Net sales represent sales to unaffiliated customers as reported in the Consolidated Condensed Statements of Earnings. Intersegment sales were not material.

	Quarter Ended		Nine Months Ended
	August 29,	August 30,	August 29,	August 30,
	2009	2008	2009	2008
Net sales:
Engine/Mobile Filtration	$96,445	$117,753	$274,102	$331,520
Industrial/Environmental Filtration	114,630	138,708	347,977	404,456
Packaging	19,196	19,839	51,277	57,642
	$230,271	$276,300	$673,356	$793,618
Operating profit:
Engine/Mobile Filtration	$21,904	$28,669	$53,662	$75,461
Industrial/Environmental Filtration	7,944	10,404	14,471	26,133
Packaging	2,232	1,747	2,864	4,423
	32,080	40,820	70,997	106,017
Other (expense) income	(87)	(1,349)	(944)	(4,675)
Earnings before income taxes and
minority earnings	$31,993	$39,471	$70,053	$101,342

	August 29,	November 29,
	2009	2008
Identifiable assets:
Engine/Mobile Filtration	$249,491	$252,380
Industrial/Environmental Filtration	644,420	638,915
Packaging	38,368	37,949
Corporate	46,326	28,638
	$978,605	$957,882

16.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to recognize changes in the funded status in other comprehensive earnings in the year in which the changes occur. SFAS No. 158 also requires measurement of the funded status of a plan as of the date of the statement of financial position. See Note I of the 2008 Form 10-K for further discussion of the impact of this change on the Company’s consolidated financial statements. SFAS No. 158’s provisions regarding the change in the measurement date are effective for the Company’s fiscal year ending November 28, 2009. As permitted by SFAS No. 158, the Company will use the measurements performed in fiscal year 2008 to estimate the effects of the changes to the 2009 fiscal year-end measurement dates. The impact of the transition to fiscal year-end measurement dates, which will be recorded as an adjustment to retained earnings in the fourth quarter of fiscal year 2009, is not expected to be material.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” These standards will affect the Company’s accounting for businesses acquired after November 28, 2009 and presentation of noncontrolling interests, previously called minority interests, in its consolidated financial statements in fiscal year 2010. In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires that assets acquired or liabilities assumed in a business combination and arising from a contingency be recognized at fair value at the acquisition date if the acquisition date fair value can be determined during the measurement period. The Company will adopt this FSP in connection with its adoption of SFAS No. 141R in fiscal year 2010. These accounting pronouncements will impact the way the Company accounts for future business acquisitions.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities.” This standard requires enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. These requirements include the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. The Company adopted SFAS No. 161 effective as of the beginning of the first quarter of fiscal year 2009. The impact of adopting SFAS No. 161 was not material.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per share pursuant to the two-class method discussed in SFAS No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for the Company’s fiscal year 2010 and requires the restatement of all previously reported earnings per share data.  The impact of adopting FSP EITF 03-6-1 is not expected to be material.

In December 2008, the FASB issued FSP SFAS 132R-1, "Employers’ Disclosures about Postretirement Benefit Plan Assets." FSP SFAS 132R-1 expands the disclosure set forth in SFAS No. 132R by adding required disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentration of risk. Additionally, FSP SFAS 132R-1 requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS No. 157, “Fair Value Measurements”. This FSP is effective for the Company’s fiscal year 2010 and will affect the disclosures in the financial statements. The impact of adopting this FSP is not expected to be material.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. The scope of this FSP does not include assets and liabilities measured under level 1 inputs (quoted prices in active markets for identical assets). The Company adopted FSP SFAS 157-4, which is applied prospectively to all fair value measurements where appropriate, effective as of the beginning of the third quarter of fiscal year 2009. The impact of adopting FSP SFAS 157-4 was not material.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 were adopted effective as of the beginning of the third quarter of fiscal year 2009. The impact of adopting these new accounting standards was not material.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was adopted for the Company’s quarterly period ended August 29, 2009. The impact of adopting SFAS No. 165 was not material. See Note 1 for further information.

On June 29, 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” which establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Subsequent to SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification will carry the same level of authority when effective, and the U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP: authoritative and nonauthoritative. SFAS No. 168 and the Codification are effective for the Company’s interim and annual periods beginning with the Company’s year ending November 30, 2009. The impact of adopting SFAS No. 168 and the Codification is not expected to be material.

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and Notes thereto. Except as otherwise set forth herein, references to particular years refer to our applicable fiscal year. The analysis of operating results focuses on our three reportable business segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The Engine/Mobile Filtration segment sells filtration products used on engines and in mobile equipment applications generally, including trucks, automobiles, buses, locomotives and marine, construction, industrial, mining and agricultural equipment. Our Industrial/Environmental Filtration segment focuses on the manufacturing and marketing of filtration products used in industrial and commercial processes and in buildings and infrastructures of various types. The segment’s products include liquid process filtration products, engineered filtration products and technologies and air filtration products and systems used to maintain high interior air quality and to control exterior pollution. The Packaging segment manufactures and markets consumer and industrial packaging products. Our products are manufactured and sold throughout the world.

EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in thousands except per share data)
	Third Quarter Ended			Nine Months Ended
	August 29,	August 30,		August 29,	August 30,
	2009	2008	Change	2009	2008	Change
Net sales	$230,271	$276,300	-16.7%	$673,356	$793,618	-15.2%
Operating profit	32,080	40,820	-21.4%	70,997	106,017	-33.0%
Operating margin	13.9%	14.8%	-0.9 pts.	10.5%	13.4%	-2.9 pts.
Other income (expense)	(87)	(1,349)	-93.6%	(944)	(4,675)	-79.8%
Provision for income taxes	10,669	13,578	-21.4%	22,886	34,422	-33.5%
Effective tax rate	33.3%	34.4%	-1.1 pts.	32.7%	34.0%	-1.3 pts.
Net earnings	21,282	25,811	-17.5%	46,865	66,594	-29.6%
Net earnings margin	9.2%	9.3%	-0.1 pts.	7.0%	8.4%	-1.4 pts.
Diluted earnings per share	$0.42	$0.50	-16.0%	$0.92	$1.30	-29.2%
Average diluted shares
outstanding	50,942,825	51,455,710	-1.0%	51,132,860	51,252,593	-0.2%

Similar to the first two quarters of 2009, the global recession continued to negatively impact our business in the third quarter of 2009 compared to 2008.  For the third quarter of 2009, we reported net sales of $230.3 million and operating profit of $32.1 million which were 16.7% and 21.4%, respectively, lower than the third quarter of 2008.  Net earnings of $21.3 million and diluted earnings per share of $0.42 were also lower than net earnings of $25.8 million and diluted earnings per share of $0.50 in the third quarter of 2008.  In the third quarter of 2009 compared to the third quarter of 2008, net sales within the U.S. declined 16.8%, and net sales outside the U.S. declined 16.3%.  The stronger dollar in the third quarter of 2009 compared to the third quarter of 2008 lowered net sales and operating profit by $6.7 million and $0.7 million, respectively.

For the first nine months of 2009, we reported net sales of $673.4 million and operating profit of $71.0 million which were 15.2% and 33.0%, respectively, lower than the first nine months of 2008.  Net earnings of $46.9 million and diluted earnings per share of $0.92 were also lower than net earnings of $66.6 million and diluted earnings per share of $1.30 in the first nine months of 2008.  Compared to the first nine months of 2008, net sales within the U.S. declined 13.9%, and net sales outside the U.S. declined 17.8%.  The stronger dollar in the first nine months of 2009 compared to the first nine months of 2008 lowered net sales and operating profit by $27.6 million and $3.2 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

For each of the third quarter and the first nine months of 2009, the lower operating profit compared to 2008 was driven primarily by lower sales volumes offset by the positive impact of several cost reduction programs including headcount reductions, wage freezes for all domestic units, the consolidation of several manufacturing plants and the reduction of discretionary spending.  As a result, selling and administrative expenses were $5.5 million or 11.5% lower in the third quarter of 2009 compared to the third quarter of 2008 and $10.8 million or 7.5% lower in the first nine months of 2009 compared to the first nine months of 2008.

Despite the negative comparisons to prior year results due to global economic conditions, we have generated sequentially improving operating performance for each quarter in 2009 as follows:

(Dollars in thousands)
		2009
	First	Second	Third
	Quarter	Quarter	Quarter
Net sales	$213,690	$229,395	$230,271
Operating profit	13,687	25,230	32,080
Operating margin	6.4%	11.0%	13.9%

Our financial position remains strong with adequate cash resources and sufficient borrowing capacity under our line of credit. At the end of the third quarter 2009, we had over $81.0 million of cash and short-term investments and approximately $181.5 million of availability under our line of credit.

During the first nine months of 2009, we acquired several businesses. Although none of these acquisitions were large, each added to our product offerings, expanded our reach in certain geographies and markets and, for certain acquisitions in China, allowed us to lower the cost of products previously purchased from other third-parties. The acquisitions, individually or in total, are not material to our operating results for 2009.

On December 29, 2008, we purchased the Keddeg Company (“Keddeg”), a manufacturer of aerospace filtration products based in Lenexa, Kansas, for $5.5 million including acquisition costs and net of cash acquired. Keddeg’s results are included as part of our Industrial/Environmental Filtration segment from the date of acquisition.

On January 16, 2009, we purchased certain assets of Meggitt (UK) Limited, a manufacturer of aerospace filters based in the United Kingdom, for approximately $0.6 million. This business was acquired to expand our product range of aerospace filters sold primarily to European aircraft manufacturers and aerospace parts distributors. The purchased assets were combined into an existing subsidiary which is part of our Industrial/Environmental Filtration segment.

On February 1, 2009, we purchased 85% ownership interests in Pujiang Novaeastern International Mesh Co., Ltd. (“Pujiang”) and Quzhou Chinagrace Filter Co., Ltd. (“Quzhou”). Both companies are based in China and were under common ownership.  Pujiang and Quzhou are manufacturers of wire mesh filtration products sold primarily to the fibers, resin and aerospace industries.  The combined purchase price for the ownership interests in both companies was approximately $0.6 million. During July 2009, we invested an additional $1.3 million, and we are committed to invest an additional $1.5 million within two years to fund growth initiatives. We have the right, but not the obligation, to purchase the remaining 15% ownership interests using a formula based on the combined companies’ future operating results. These businesses are included in our Industrial/Environmental Filtration segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

On April 6, 2009, we purchased Weifang Yuhua Filters Ltd. (“Yuhua”), a manufacturer of heavy-duty engine filters, based in Weifang, China, for approximately $0.6 million. Yuhua is included in our Engine/Mobile Filtration segment.

On April 20, 2009, we purchased the remaining 20% minority interest in our consolidated subsidiary based in Weifang, China, for approximately $4.6 million. This subsidiary is part of our Engine/Mobile Filtration segment and manufactures heavy-duty engine filters and certain lines of environmental filters and filter systems and also filters used in off-shore oil drilling.

RESULTS OF OPERATIONS

SALES

Net Sales by Segment (Dollars in Thousands)
	Third Quarter Ended			Nine Months Ended
	August 29,	August 30,		August 29,	August 30,
	2009	2008	Change	2009	2008	Change
Engine/Mobile Filtration	$96,445	$117,753	-18.1%	$274,102	$331,520	-17.3%
Industrial/Environmental
Filtration	114,630	138,708	-17.4%	347,977	404,456	-14.0%
Packaging	19,196	19,839	-3.2%	51,277	57,642	-11.0%
CLARCOR	$230,271	$276,300	-16.7%	$673,356	$793,618	-15.2%

Engine/Mobile Filtration

Net sales for the Engine/Mobile Filtration segment for the third quarter of 2009 were $96.4 million, a $21.4 million or 18.1% reduction from net sales of $117.8 million in the third quarter of 2008.  Compared to the third quarter of 2008, net sales within the U.S. declined 17.9%, and net sales outside the U.S. declined 18.1%.  The stronger dollar in the third quarter of 2009 compared to the third quarter of 2008 lowered net sales by $3.4 million.  Compared to the third quarter of 2008, net sales declined by approximately 19.0% in the combined over-the-road (“OTR”) trucking, automotive, agriculture, mining and construction after-markets and by approximately 10.0% in the railroad market.

Net sales for the Engine/Mobile Filtration segment for the first nine months of 2009 were $274.1 million, a $57.4 million or 17.3% reduction from net sales of $331.5 million in the first nine months of 2008.  Compared to the first nine months of 2008, net sales within the U.S. declined 14.8%, and net sales outside the U.S. declined 17.3%.  The stronger dollar in the first nine months of 2009 compared to the first nine months of 2008 lowered net sales by $13.0 million.  Compared to the first nine months of 2008, net sales declined by approximately 18.0% in the combined OTR trucking, automotive, agriculture, mining and construction after-markets and by approximately 12.0% in the railroad market.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Although net sales in the Engine/Mobile Filtration segment are lower for each of the third quarter and the first nine months of 2009 compared to 2008, this segment has generated sequentially improving net sales for each quarter in 2009 as follows:  first quarter ($85.4 million), second quarter ($92.3 million) and third quarter ($96.4 million).  In the fourth quarter of 2009, we expect the combined OTR, automotive, agriculture, mining and construction after-market to improve slightly from the third quarter of 2009 while we anticipate the commercial rail industry to remain soft through the remainder of the year due to continued economic pressures in the coal, housing and automotive sectors.

Accordingly, we expect net sales in the Engine/Mobile Filtration segment in the fourth quarter of 2009 to be consistent with net sales in the third quarter of 2009.

Industrial/Environmental Filtration

Net sales for the Industrial/Environmental Filtration segment for the third quarter of 2009 were $114.6 million, a $24.1 million or 17.4% reduction from net sales of $138.7 million in the third quarter of 2008.  Net sales within the U.S. declined 18.8% compared to the third quarter of 2008, and net sales outside the U.S. increased by 14.4%.  The stronger dollar in the third quarter of 2009 compared to the third quarter of 2008 lowered net sales by $3.3 million.

Net sales for the Industrial/Environmental Filtration segment for the first nine months of 2009 were $348.0 million, a $56.5 million or 14.0% reduction from net sales of $404.5 million in the first nine months of 2008.  Net sales within the U.S. declined 14.0% compared to the first nine months of 2008, and net sales outside the U.S. increased 13.9%.  The stronger dollar in the first nine months of 2009 compared to the first nine months of 2008 lowered net sales by $14.6 million.

The 17.4% and 14.0% reduction in net sales compared to the third quarter and the first nine months of 2008, respectively, were driven by lower sales in many of the markets included in this segment:

•	Heating, ventilating and air conditioning (“HVAC”)

Net sales of HVAC filters were 12.7% lower than the third quarter of 2008 and 10.7% lower than the first nine months of 2008 as lower U.S. manufacturing production has driven lower demand for HVAC replacement filters used in industrial, commercial and residential applications.

As previously disclosed in the second quarter of 2009, we commenced selling our high-end Purolator® brand HVAC residential filters to a large retail store chain in one of its sales regions.  This program has been successful with product re-orders coming sooner than initially expected.  We estimate that annual HVAC filter sales for this one sales region to be $4.0 million to $5.0 million.  The customer is expected to evaluate the success of this program during the fourth quarter.  After this evaluation we are hopeful that we will begin to sell this product to this retail store chain in additional sales regions.

The HVAC filters that our filters replaced at this retail store chain were being supplied by 3M Company (“3M”), one of our existing customers.  We have been supplying HVAC filters to 3M for many years although our annual sales have been declining for several years as 3M moved production in-house into its Mexican manufacturing facilities.  In the third quarter of 2009, we were informed by 3M that it would no longer be purchasing HVAC filters from us on a go-forward basis.  As a result, reduced sales to 3M in the third quarter of 2009 negatively impacted net sales by an estimated $1.5 million compared to the average net sales from 3M in the previous four quarters.  We estimate that annual net sales will be reduced between $15.0 million and $18.0 million although additional future sales to the retail store chain could more than offset this reduction if we are awarded additional sales regions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

As a result of the foregoing, we expect our fourth quarter net sales in the HVAC market to be approximately 6% lower than the third quarter of 2009.

•	Natural gas original equipment vessels and replacement filters

Net sales of original equipment vessels and replacement filter elements to the natural gas market were 23.3% lower than the third quarter of 2008 and 9.7% lower than the first nine months of 2008.  However, we have received several purchase orders for original equipment vessel projects that were previously delayed.  In general, these vessels are built over six to twenty-four month periods.  Accordingly, the net sales impact from these purchase orders will not be recognized until fiscal years 2010 and 2011.  We continue to quote many new original equipment vessel projects, and we have not received any significant project cancellations although some projects have been delayed indefinitely.  In addition, we expect to aggressively further invest in our natural gas after-market replacement filter business with increased new product development efforts and investments in customer service, product availability and marketing programs.

Net sales to the natural gas market were lower in the third quarter of 2009 compared to each of the first two quarters of 2009 by an average of 13.7%.  We anticipate net sales in the fourth quarter of 2009 to be approximately 5.0% lower than the third quarter of 2009.

•	Aviation fuel filters and filter systems

Net sales of filters and filter systems to the aviation market were 13.7% higher than the third quarter of 2008 and 1.7% higher than the first nine months of 2008.  The increase in net sales was heavily impacted by sales outside the U.S. which increased 20.9% in the third quarter of 2009 compared to 2008 and 4.3% in the first nine months of 2009 compared to 2008.

Net sales to the aviation market have increased each quarter in 2009.  We anticipate that this positive sales trend will continue in the fourth quarter of 2009 with net sales expected to be 8.0% to 10.0% higher than the third quarter of 2009.

•	Oil drilling, aerospace, fibers and resins and dust collector systems

Net sales to these combined markets were 39.8% lower than the third quarter of 2008 and 33.9% lower than the first nine months of 2008 as each of these markets has been negatively impacted by global economic conditions.  Sales to these combined markets have been trending downward through the first three quarters of 2009 although we do expect to experience some strengthening in the fourth quarter of 2009.

We expect net sales in the fourth quarter of 2009 to be higher than in each of the first three quarters but still significantly below 2008 quarterly levels.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Packaging

Net sales for the Packaging segment for the third quarter of 2009 were $19.2 million, a $0.6 million or 3.2% reduction from net sales of $19.8 million in the third quarter of 2008.  Net sales for this segment for the first nine months of 2009 were $51.3 million, a $6.3 million or 11.0% reduction from net sales of $57.6 million for the first nine months of 2008.  Virtually all net sales in this segment are within the U.S.

Although net sales in the Packaging segment were lower for each of the third quarter and the first nine months of 2009 compared to 2008, this segment has generated sequentially improving net sales for each quarter in 2009, as is usually the case due to this segment’s seasonality, as follows:  first quarter ($14.9 million), second quarter ($17.2 million) and third quarter ($19.2 million).

Due in part to the seasonality inherent in this industry and the incremental sales generated from a previously disclosed five-year sales agreement with a major consumer products company, we expect fourth quarter sales in this segment to be 15% to 20% greater than the third quarter of 2009.

OPERATING PROFIT

Operating Profit and Margin by Segment (Dollars in Thousands)
	Third Quarter Ended			Nine Months Ended
	August 29,	August 30,		August 29,	August 30,
	2009	2008	Change	2009	2008	Change
Engine/Mobile Filtration	$21,904	$28,669	-23.6%	$53,662	$75,461	-28.9%
Industrial/Environmental
Filtration	7,944	10,404	-23.6%	14,471	26,133	-44.6%
Packaging	2,232	1,747	27.8%	2,864	4,423	-35.2%
CLARCOR	$32,080	$40,820	-21.4%	$70,997	$106,017	-33.0%

Engine/Mobile Filtration	22.7%	24.3%	-1.6 pts.	19.6%	22.8%	-3.2 pts.
Industrial/Environmental
Filtration	6.9%	7.5%	-0.6 pts.	4.2%	6.5%	-2.3 pts.
Packaging	11.6%	8.8%	2.8 pts.	5.6%	7.7%	-2.1 pts.
CLARCOR	13.9%	14.8%	-0.9 pts.	10.5%	13.4%	-2.9 pts.

Engine/Mobile Filtration

Operating profit for the Engine/Mobile Filtration segment for the third quarter of 2009 was $21.9 million, a $6.8 million or 23.6% reduction from operating profit of $28.7 million in the third quarter of 2008.  The stronger dollar in the third quarter of 2009 compared to the third quarter of 2008 lowered operating profit by $0.5 million.  The lower operating profit for the third quarter of 2009 compared with the third quarter of 2008 was driven by a $21.4 million or 18.1% reduction in net sales.  The negative impact of this net sales reduction was partially offset by a $1.3 million reduction in selling and administrative expenses driven by headcount reductions and limits on discretionary spending such as travel and outside professional services.

Operating profit for the Engine/Mobile Filtration segment for the first nine months of 2009 was $53.7 million, a $21.8 million or 28.9% reduction from operating profit of $75.5 million for the first nine months of 2008.  The stronger dollar in the first nine months of 2009 compared to the first nine months of 2008 lowered operating profit by $1.6 million.  The lower operating profit for the first nine months of 2009 compared with the first nine months of 2008 was driven by a $57.4 million or 17.3% reduction in net sales.  The negative impact of this net sales reduction was offset by a $5.8 million reduction in selling and administrative expenses, once again, driven by headcount reductions and limits on discretionary spending such as travel and outside professional services.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Although operating profit in the Engine/Mobile Filtration segment is lower for each of the third quarter and the first nine months of 2009 compared to 2008, this segment has generated sequentially improving operating profit / operating margin for each quarter in 2009 as follows:  first quarter ($13.3 million / 15.6%), second quarter ($18.5 million / 20.0%) and third quarter ($21.9 million / 22.7%).

In the fourth quarter of 2009 we expect operating profit and operating margin for the Engine/Mobile Filtration segment to be consistent with the third quarter of 2009.

Industrial/Environmental Filtration

Operating profit for the Industrial/Environmental Filtration segment for the third quarter of 2009 was $7.9 million, a $2.5 million or 23.6% reduction from operating profit of $10.4 million in the third quarter of 2008.  The stronger dollar in the third quarter of 2009 compared to the third quarter of 2008 lowered operating profit by $0.3 million.

Operating profit for the Industrial/Environmental Filtration segment for the first nine months of 2009 was $14.5 million, an $11.6 million or 44.6% reduction from operating profit of $26.1 million for the first nine months of 2008.  The stronger dollar in the first nine months of 2009 compared to the first nine months of 2008 lowered operating profit by $1.7 million.

•	Heating, ventilating and air conditioning (“HVAC”)

The operating performance of our HVAC filter manufacturing operations continued to improve as we realized further benefits of the restructuring program we commenced in 2006.  The HVAC operations generated an operating profit in the third quarter of 2009 compared to operating losses in the third quarter of 2008 and the first two quarters of 2009.

As we move forward into the fourth quarter of 2009 and into 2010, we expect the operating results of these operations to continue to improve with a target operating margin of 8.0% for 2010.

•	Natural gas original equipment vessels and replacement filters

The operating margin for our natural gas operations for the third quarter of 2009 was 8.6% compared to 12.3% in the third quarter of 2008.  This lower operating margin was driven by a 23.3% reduction in sales.  The operating margin for the first nine months of 2009 was consistent with the first nine months of 2008 at approximately 10.0%.  These operations have partially offset 9.7% lower year-to-date net sales with approximately $1.6 million of lower selling and administrative expenses driven by headcount reductions and lower other employee-related costs.

We anticipate that these operations will continue to be challenged by lower sales, and we expect operating profit and operating margin in the fourth quarter of 2009 to be significantly lower than the third quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

•	Aviation fuel filters and filter systems

The operating margins for aviation filters and filter systems continue to trend upward.  Both the third quarter and first nine months operating margins have exceeded comparable prior year period operating margins, and operating margins have improved each quarter in 2009.  The improvement in operating margin is driven in part by increasing sales which have also improved each quarter in 2009.  Also contributing to the increased operating margins is lower selling and administrative expenses, which have been reduced by approximately $2.8 million in the first nine months of 2009 compared to 2008 driven in part by headcount reductions.

•	Oil drilling, aerospace, fibers and resins and dust collector systems

The operating margins for these combined markets were approximately 8.0% for the third quarter of 2009 and approximately 7.0% for the first nine months of 2009.  These operating margins were lower than the 2008 operating margins of approximately 16.0% for the third quarter and approximately 17.0% for the first nine months almost entirely driven by reduced net sales.

Each of these markets has been negatively impacted by the global recession.  However, we do expect strengthening in net sales in these markets in the fourth quarter of 2009 with the expectation that operating margin will significantly improve compared to the first three quarters of 2009 though still below 2008.

Packaging

Operating profit for the Packaging segment for the third quarter of 2009 was $2.2 million, a $0.5 million or 27.8% increase from operating profit of $1.7 million in the third quarter of 2008.  This increase in operating profit and the resultant increase in operating margin from 8.8% to 11.6%, despite lower sales compared to the third quarter of 2008, was driven by various manufacturing efficiencies implemented during 2009.  Operating profit for the Packaging segment for the first nine months of 2009 was $2.9 million, a $1.5 million or 35.2% decrease from operating profit of $4.4 million in the first nine months of 2008.  This decrease in operating profit is driven by lower sales of $6.3 million in the first nine months of 2009 compared to 2008 offset by the positive impact of various manufacturing efficiency improvements.

We expect operating margin in the fourth quarter of 2009 to be consistent with the third quarter of 2009, but we expect an increase in operating profit compared to the third quarter of 2009 driven by a 15% to 20% increase in sales.

OTHER EXPENSE

Net other expense of $0.1 million in the third quarter of 2009 decreased by $1.2 million from net other expense of $1.3 million in the third quarter of 2008.  This $1.2 million decrease was driven by a $1.0 million decrease in interest expense including a $0.7 million decrease in interest on our bank credit facility and a $0.3 million difference in the mark-to-market recognized on the fixed interest rate swap agreement.  We recorded a $0.1 million loss on the mark-to-market in the third quarter of 2009 compared to a $0.4 million loss in the third quarter of 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net other expense of $0.9 million in the first nine months of 2009 decreased $3.8 million from net other expense of $4.7 million in the first nine months of 2008.  This $3.8 million decrease was driven by a $3.1 million decrease in interest expense including a $2.2 million decrease in interest on our bank credit facility (due to lower interest rates and outstanding balances) and a $0.4 million difference in the mark-to-market recognized on the fixed interest rate swap agreement.  We recorded a $1.1 million loss on the mark-to-market in the third quarter of 2009 compared to a $1.5 million loss in the third quarter of 2008.  The remainder of the decrease in net other expense was driven by a $1.5 million decrease in foreign currency transactions losses offset by a $0.7 million decrease in interest income.

INCOME TAXES

Income taxes for the third quarter of 2009 were $10.7 million compared to $13.6 million for the third quarter of 2008.  The effective tax rate for the third quarter of 2009 was 33.3% compared to 34.4% in the third quarter of 2008.  Income taxes for the first nine months of 2009 were $22.9 million compared to $34.4 million for the first nine months of 2008.  The effective tax rate for the first nine months of 2009 was 32.7% compared to 34.0% for the first nine months of 2008.

This decrease in the effective tax rate in 2009 compared to 2008 is driven by discrete items including research and development credits and the mix of earnings from U.S. and international operations.

We expect our overall effective tax rate for fiscal 2009 to be 32.0% to 33.0%.

NET EARNINGS AND EARNINGS PER SHARE

Net earnings for the third quarter of 2009 were $21.3 million, or $0.42 per diluted share, compared to net earnings of $25.8 million, or $0.50 per diluted share, for the third quarter of 2008.  Average diluted shares outstanding of 50.9 million in the third quarter of 2009 were lower than the 51.5 million average diluted shares outstanding for the third quarter of 2008 due in part to 0.7 million of shares we repurchased in the third quarter of 2009 at an average price of $28.72 per share.

Net earnings for the first nine months of 2009 were $46.9 million, or $0.92 per diluted share, compared to net earnings of $66.6 million, or $1.30 per diluted share, for the first nine months of 2008.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our financial position remains strong with adequate cash resources and sufficient borrowing capacity under our line of credit. The global credit market experienced a significant tightening of credit availability and interest rate volatility during fiscal 2008 that is continuing into 2009.  This resulted in reduced funding available from commercial banks and for corporate debt issuers.  As a result, capital became more expensive and less available; however, we do not foresee any difficulties meeting our cash requirements or accessing credit over the next twelve months. In December 2007, we entered into a five-year multicurrency revolving credit agreement (“the Credit Facility”) with a group of financial institutions under which we may borrow up to $250.0 million under a selection of currencies and rate formulas.  We believe the financial institutions that are party to this arrangement have adequate capital and resources and will be able to fund future borrowings under the credit agreement.  The interest rate is based upon either, at our election, a defined Base Rate or the London Interbank Offered Rate (LIBOR) plus or minus applicable margins.  At the end of the third quarter of 2009, the interest rate plus margin was 0.59%.  Commitment fees, letter of credit fees and other fees are payable as provided in the credit agreement.  As of the end of the third quarter, $60.0 million was outstanding on the $250.0 million facility and $8.5 million in letters of credit had been issued against the Credit Facility’s $75.0 million letter of credit sub-line. We had approximately $181.5 million available for further borrowing at the end of the third quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

On January 2, 2008, we entered into an interest rate agreement with a bank to manage our interest rate exposure on certain amounts outstanding under our $250.0 million revolving credit agreement.  The interest rate agreement provides for us to pay a 3.93% fixed interest rate plus applicable margins and receive interest based on a three-month LIBOR on a notional amount of $100.0 million and expires January 1, 2010. This agreement mitigates our economic interest rate risk until January 2010.  This swap agreement has not been designated as a hedge pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Unrealized gains or losses are recorded in interest expense in the Consolidated Condensed Statements of Earnings, and periodic settlement payments are a component of cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows. The fair value of the interest rate agreement at the end of the third quarter of 2009 was $1.8 million.  This fair value was recorded as part of Other accrued liabilities in the Consolidated Condensed Balance Sheet.

By using derivative instruments, we are exposed, from time to time, to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. We minimize this credit risk by entering into transactions with counterparties which we believe have the financial resources to meet their obligations. We minimize market risk by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Our swap agreement incorporates by reference the non-financial and financial covenants included in our Credit Facility. The swap agreement also includes other events which would qualify as a default or termination event, whereby the counterparty could request payment on the derivative instrument.

Cash, restricted cash and short-term investments of $81.4 million at the end of the third quarter of 2009 have increased $32.9 million from $48.5 million at the end of 2008.  Short-term investments include tax-exempt municipal money market funds.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the creditworthiness of these institutions and believe our funds at these institutions are not at significant risk.  The current ratio of 3.2 at the end of the third quarter of 2009 is slightly higher than 3.0 at the end of 2008.  Long-term debt of $77.1 million at the end of the third quarter of 2009 included $60.0 million of borrowings under our revolving credit agreement and industrial revenue bonds of approximately $16.0 million.  At August 29, 2009, we were in compliance with all debt covenants including the interest coverage ratio and leverage ratio as defined in our Credit Facility. We expect to remain in compliance with these covenants in the foreseeable future despite the global economic downturn.  The ratio of total debt to total capitalization, defined as long-term debt plus shareholders’ equity, was 10.1% at the end of the third quarter of 2009 compared to 11.4% at the end of 2008.

We had 50.3 million shares of common stock outstanding at the end of the third quarter of 2009 compared to 50.8 million shares outstanding at the end of 2008. The decrease in shares outstanding was primarily due to our repurchase of 0.7 million shares in the third quarter of 2009 offset by the issuance of shares under stock award and option programs during the first nine months of 2009.  Shareholders’ equity increased to $683.7 million from $651.8 million at the end of 2008 primarily as a result of net earnings, stock issuances related to stock option activity and stock award programs offset by dividend payments of $13.8 million and other comprehensive loss of $11.8 million due to currency translation and pension liability adjustments.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Net cash provided by operating activities increased by $1.1 million to $76.3 million for the first nine months of 2009 compared to $75.2 million for the first nine months of 2008.  This increase was driven by additional cash provided from changes in assets and liabilities of $33.9 million offset by lower net earnings adjusted for non-cash items of ($18.5) million and additional cash used for short-term investments of ($14.3) million.  The components of differences of changes in assets and liabilities for the first nine months of 2009 compared to 2008 are as follows (adjusted for foreign currency):

Changes in assets and liabilities, excluding short-term investments
(Dollars in thousands)
	Nine Months Ended
	August 29,	August 30,
	2009	2008	Change
Restricted cash - current	$(13)	$587	$(600)
Accounts receivable	21,817	(22,512)	44,329
Inventories	(8,518)	(13,096)	4,578
Prepaid expenses and other current assets	814	367	447
Other noncurrent assets	744	2,198	(1,454)
Accounts payable, accrued liabilities and other liabilities	(4,026)	14,791	(18,817)
Pension assets and liabilities, net	3,581	160	3,421
Income taxes	7,472	5,782	1,690
Deferred income taxes	(2,065)	(2,377)	312
	$19,806	$(14,100)	$33,906

Net cash used in investing activities decreased by $73.9 million to $28.1 million for the first nine months of 2009 compared to $102.0 million for the first nine months of 2008.  This decrease in cash used in investing activities was driven by a $63.5 million reduction in cash used for business acquisitions.  The $75.3 million invested in business acquisitions in the first nine months of 2008 was primarily driven by our acquisition of Perry Equipment Corporation.  The $11.8 million invested in business acquisitions in the first nine months of 2009 was driven by various smaller acquisitions. Additions to plant assets decreased $9.9 million from $24.9 million in the first nine months of 2008 to $15.0 million in the first nine months of 2009.  Additions to plant assets for the first nine months of 2009 were primarily for the HVAC filter manufacturing restructuring program, new product and filter media development programs, facility improvements and cost reduction programs.  Additions to plant assets for the full year 2009 are expected to be $25.0 to $30.0 million compared to $35.0 million in 2008.  Additions to plant assets for the full year 2009 related to the HVAC restructuring program are estimated to be approximately $4.5 million compared to $11.5 million for the full year 2008.  In late 2008, we postponed certain capacity expansion and information technology projects until the U.S. and world economies recover.  We expect to continue to invest aggressively in new product and media development, cost reduction projects and safety initiatives.  We also intend to expand our technical facilities in China for product development and testing.  We have not stopped or reduced any spending or investment in inventory availability, customer service and sales or marketing programs.  We believe that to be successful in the filtration aftermarket, having the right product at the right time with the sales and marketing programs that customers need is critical.

Net cash used in financing activities increased $70.4 million in the first nine months of 2009 compared to the first nine months of 2008.  This increase in the use of cash was driven by a $(95.0) million change in activity under our Credit Facility.  We paid down $15.0 million on the line of credit in 2009 while we borrowed $80.0 million in 2008.  This use of cash was offset by $17.5 million reduced payments for the repurchase of our common stock for treasury and $8.4 million proceeds from the re-issuance of an industrial revenue bond.  For additional information regarding our share repurchase program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds.”  We paid $13.8 million of dividends in the first nine months of 2009 compared to $12.3 million in the first nine months of 2008.  Our current annual dividend rate is $0.36 per share.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

We believe that our current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, complete the HVAC filter restructuring plans, provide for interest payments and required principal payments related to our debt agreements, fund pension plan contributions and repurchase stock. We also continue to assess acquisition opportunities, primarily in related filtration businesses. It is expected that these acquisitions, if completed, would expand our market base, distribution coverage or product offerings.  Any such acquisitions may also affect operating cash flows and may require changes in our debt and capitalization.  In addition, capital market disruptions may affect the cost or availability of future borrowings.  We will also continue to assess repurchases of our stock. At the end of the third quarter of 2009, there was approximately $167.4 million available for repurchase under the current authorization.  Future repurchases of our stock will be made after considering cash flow requirements for internal growth (including working capital requirements), capital expenditures, acquisitions, interest rates and the current market price of our stock.

Interest payments on our variable rate debt are determined based on current interest rates. The $60.0 million outstanding at the end of the third quarter under our five-year revolving line of credit will be due by the end of the five-year term.  Interest payments related to the $60.0 million outstanding on the revolving line of credit were $0.1 million in the third quarter of 2009.  In addition, we made a $0.7 million payment in the third quarter of 2009 related to the fixed interest rate swap agreement.  We anticipate two final payments of a combined $1.8 million over the next two quarters on the fixed interest rate swap agreement.

As of the end of the third quarter 2009, our liability for uncertain income tax provisions reported in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was $2.5 million including interest.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2008 Form 10-K. There have been no material changes to the disclosure regarding leases set forth in the 2008 Form 10-K. We had no variable interest entity or special purpose entity agreements during the nine months ending August 29, 2009 or during fiscal 2008.

OTHER MATTERS

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2008 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in our critical accounting policies set forth in the 2008 Form 10-K. These policies have been consistently applied in all material respects. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

RECENT RELEVANT ACCOUNTING PRONOUNCEMENTS

A discussion of recent relevant accounting pronouncements is included in Note 16 to the Consolidated Condensed Financial Statements.

RECENT MARKET EVENTS

Current market conditions and economic events have significantly impacted the financial condition, liquidity and outlook for a wide range of companies, including many manufacturing companies. We have considered the potential impact of such conditions and events as it relates to currently reported financial results of operations and liquidity, including consideration of the possible impact of other than temporary impairment, counterparty credit risk and hedge accounting. We do not believe that current market conditions and economic events have significantly impacted our current liquidity. We believe that our after-market focus, current investment policies and contractual relationships reduce the risks faced by us in this economy. We continue to monitor accounts receivable collection activity, and we have not experienced any significant issues. We believe we are adequately reserved for any potential bad debts.

OUTLOOK

We are not expecting any significant improvement in the U.S. or world economies for the rest of this year.  Our Asian business is stronger than our U.S. or European businesses, and we expect this difference will continue for the fourth quarter and into 2010.  We are looking at several sales opportunities in South Asia and South America, but these will not have a material impact in the fourth quarter or in the first half of 2010.  We expect the aftermarket to remain stronger than the OEM market for the rest of 2009 and throughout 2010.  We also expect to report higher sales and operating profit in our fourth quarter this year than in the previous three quarters. Nevertheless, given the current U.S. and world economies and other factors impacting our business as described above, we have revised our previous earnings per share forecast and now expect diluted earnings per share for 2009 to be in a range of $1.30 to $1.40.

We believe we have a strong balance sheet, strong and consistent cash flows and available access to cash resources and credit, as needed. We believe our broad product, market and channel diversification is a distinct advantage. Nevertheless, given the unpredictable severity and length of the current global recession, our forecast for the remainder of fiscal 2009 is subject to change.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Third Quarter 2009 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

•	statements and assumptions relating to future growth, earnings, earnings per share and other financial performance measures, as well as management’s short-term and long-term performance goals;
•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including acquisitions;
•	statements relating to our business and growth strategies; and
•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. These and other uncertainties are discussed in the “Risk Factors” section of our 2008 Form 10-K. Our future results may fluctuate as a result of these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2009 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Form 10-Q.

Part I - Item 3. Quantitative and Qualitative Disclosure About Market Risk

Our interest expense on long-term debt is sensitive to changes in interest rates. In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies. Market risks are also discussed in our 2008 Form 10-K in Item 7A. Quantitative and Qualitative Disclosures about Market Risk. There have been no material changes to the disclosure regarding market risk set forth in the 2008 Form 10-K.

Part I - Item 4. Controls and Procedures

We have established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 29, 2009. Based on our evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a – 15(e) of the Exchange Act were effective as of August 29, 2009, in achieving the objectives for which they were designed. No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended August 29, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Part II - Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Form 10-Q.

Part II - Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended November 29, 2008.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2007, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2010. We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions. As set forth in the table below, we repurchased 688,200 shares of our common stock during the fiscal quarter ended August 29, 2009. The amount of $167,422,663 remained available for purchase under such program at the end of the third quarter of 2009.

COMPANY PURCHASES OF EQUITY SECURITIES (1)
	(a)	(b)	(c)	(d)
			Total number of	Maximum approximate
	Total	Average	shares purchased as	dollar value of shares
	number of	price paid	part of the	that may yet be
	shares	per share	Company's publicly	purchased under the
Period	purchased		announced plan	Plan
May 31, 2009 through June 30, 2009	225,500	$28.57	225,500	$180,768,439
July 1, 2009 through July 31, 2009	462,700	$28.80	462,700	$167,442,663
August 1, 2009 through August 29, 2009	-	$-	-	$167,442,663
Total	688,200		688,200

(1) The Purchase Plan announced June 25, 2007 provides for aggregate purchases up to $250 million. The program expires June 25, 2010.

Part II - Item 6. Exhibits

a.	Exhibits:
	31(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31(ii)	Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

September 18, 2009	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson Chairman of the Board, President and Chief Executive Officer

September 18, 2009	By	/s/ Bruce A. Klein
(Date)		Bruce A. Klein Chief Financial Officer and Chief Accounting Officer