Form 10-K
period 2009-11-28
CLARCOR INC
filed 2010-01-22
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 28, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 1-11024

CLARCOR Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	36-0922490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 Crescent Centre Drive, Suite 600, Franklin, TN	37067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	615-771-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of registrant’s most recently completed second fiscal quarter was $1,247,744,167.

There were 50,415,958 shares of Common Stock outstanding as of January 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders (“Proxy Statement”), currently anticipated to be held on March 23, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended November 28, 2009.

Page
PART I
Item 1. Business	1
Item 1A. Risk Factors	7
Item 1B. Unresolved Staff Comments	11
Item 2. Properties	11
Item 3. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Security Holders	15
Additional Item Executive Officers of the Registrant	15
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, Issuer Purchase of Equity Securities and Five Year Performance of the Company	16
Item 6. Selected Financial Data	18
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	31
Item 8. Financial Statements and Supplementary Data	32
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	32
Item 9A. Controls and Procedures	32
Item 9B. Other Information	32
PART III
Item 10. Directors, Executive Officers and Corporate Governance	33
Item 11. Executive Compensation	33
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13. Certain Relationships and Related Transactions, and Director Independence	33
Item 14. Principal Accounting Fees and Services	33
PART IV
Item 15. Exhibits and Financial Statement Schedules	34
SIGNATURES	37

PART I

Item 1.	Business.

(a) General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware. As used herein, the “Company” and terms such as “we” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30. For fiscal year 2009, the year ended on November 28, 2009 and included 52 weeks. For fiscal year 2008, the year ended on November 29, 2008 and included 52 weeks. For fiscal year 2007, the year ended December 1, 2007 and included 52 weeks. In this 2009 Annual Report on Form 10-K (“2009 Form 10-K”), all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

Certain Significant Developments

Acquisitions

As reported in our previous SEC filings, the Company completed the following six acquisitions during fiscal year 2009.

On December 29, 2008 (which is part of fiscal year 2009), the Company purchased the Keddeg Company, a manufacturer of aerospace filtration products based in Lenexa, Kansas. The purchase price was approximately $5,570,000 excluding cash acquired and including acquisition costs. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition.

On January 16, 2009, the Company purchased certain assets of Meggitt (UK) Limited (“Meggitt”), for approximately $578,000. The Company expects to make an additional payment in 2010 of approximately $146,000 to the former owner of the Meggitt assets contingent upon the renewal of a contract with a customer. This business was acquired to expand the Company’s product range of aerospace filters sold primarily to European aircraft manufacturers and aerospace parts distributors. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition.

On February 1, 2009, the Company purchased an 85% ownership interest in Pujiang Novaeastern International Mesh Co., Ltd. (“Pujiang”) and Quzhou Chinagrace Filter Co., Ltd. (“Quzhou”). Both companies are based in China and were under common ownership. Pujiang and Quzhou are manufacturers of wire mesh filtration products sold primarily to the fibers, resin and aerospace industries. The combined purchase price for the ownership interests in both companies was approximately $618,000. The Company has the right, but not the obligation, to purchase the remaining 15% ownership interest using a formula based on the combined companies’ future operating results. The businesses are included in the Industrial/Environmental Filtration segment from the date of acquisition.

On April 6, 2009, the Company purchased Weifang Yuhua Filters Ltd. (“Yuhua”), based in Weifang, China for approximately $643,000. Yuhua manufactures heavy-duty engine filters. The business is included in the Engine/Mobile Filtration segment from the date of acquisition.

On April 20, 2009, the Company purchased the remaining 20% minority interest in its consolidated subsidiary based in Weifang, China for approximately $4,592,000. This subsidiary is part of the Company’s Engine/Mobile Filtration segment and manufactures heavy-duty engine filters, certain lines of environmental filters and filter systems and filters used in off-shore oil drilling.

HVAC Production Restructuring (CLC Air)

In July 2006, the Company announced a major restructuring of its heating, ventilating and air conditioning (“HVAC”) production at CLARCOR Air Filtration Products, Inc. (“CLC Air”) within its Industrial/Environmental Filtration segment. This restructuring was substantially completed in fiscal year 2009. This restructuring is anticipated to cost approximately $26 million in capital investment and expense over four years, (substantially all of which had been incurred by the end of fiscal year 2009) and result in a $14 million annual increase in operating profits of the Company’s Industrial/Environmental Filtration segment by the end of fiscal year 2010. The Company hopes to achieve these profit increases by the end of 2010 by more fully automating its HVAC filter production processes and more rationally locating its production facilities throughout the United States. As part of this restructuring, the Company closed one CLC Air plant in North Carolina and one plant in Iowa during fiscal year 2008 and in fiscal year 2009 closed a small plant in Clover, South Carolina and consolidated four Louisville, Kentucky area facilities into one location in Jeffersonville, Indiana. The Company expects continued progress in executing the restructuring program as the CLC Air facilities receive and install new equipment, improve production processes and train their employees.

Residential HVAC

As disclosed in our quarterly report on Form 10-Q filed on September 18, 2009, we ceased supplying residential HVAC filters to 3M Company (“3M”) during fiscal year 2009 and launched our own retail initiative for residential HVAC filters under our Purolator® brand. In early 2009, a large national retailer agreed to offer our products in approximately 120 of its stores in the Southeastern United States on a trial basis. Although we believe the test went well and that we exceeded all applicable targets for price, delivery and quality, we were ultimately unable to displace the incumbent supplier. Nonetheless, we are continuing to develop our retail HVAC business and are optimistic about our prospects in this area.

(b) Financial Information About Industry Segments

During fiscal year 2009, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging. These segments are discussed in greater detail below. Financial information for each of the Company’s business segments for the fiscal years 2007 through 2009 is included in Note P to Notes to Consolidated Financial Statements. See pages F-34 through F-36 in this 2009 Form 10-K.

(c) Narrative Description of the Business

Engine/Mobile Filtration

The Company’s Engine/Mobile Filtration segment sells filtration products used on engines and in mobile equipment applications, including trucks, automobiles, buses and locomotives, and marine, construction, industrial, mining and agricultural equipment. The segment’s filters are sold throughout the world, primarily in the replacement market. In addition, some “first-fit” filters are sold to original equipment manufacturers. At one of the Engine/Mobile Filtration segment plants, the Company also manufactures dust collection cartridges, including cartridges incorporating the Company’s Protura® nanofiber filtration media. These cartridges are used in environmental filtration applications.

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

Financial information related to the geographic areas in which the Company operates and sells its products is included in Note P to Notes to Consolidated Financial Statements. See pages F-34 through F-36 in this 2009 Form 10-K.

Class of Products

No class of similar products accounted for 10% or more of the total sales of the Company in any of the Company’s last three fiscal years.

Raw Materials

The primary raw materials the Company uses to manufacture its products include various types of steel, adhesives, plastic and paper products and filter medias made from materials such as wood pulps, metals, polyester and other synthetic fibers, fiberglass and cotton. All of these are purchased and are available from a variety of sources. The Company experienced price volatility again in fiscal year 2009, although the volatility was not as severe as fiscal year 2008. During the first quarter of fiscal year 2009, many raw material prices were lower than at any time in fiscal year 2008. However, raw material prices increased significantly beginning in the third and fourth quarter of fiscal year 2009. The Company was able to procure adequate supplies of raw materials throughout fiscal year 2009 and does not anticipate procurement problems in 2010.

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

With respect to trademarks and trade names, the Company believes that the trademarks and trade names it uses in connection with certain products (such as “Baldwin”, “Purolator,” “Peco” and “Facet”) are valuable and significant to its business.

Seasonality

In general, the Company’s products and service offerings are not seasonal in nature, although certain of our operating companies in all our segments experience modest seasonal increases and decreases with respect to products and services supplied to particular end-use customers or industries. These shifts are normally not material to the Company on a consolidated basis.

Customers

The largest 10 customers of the Engine/Mobile Filtration segment accounted for 25% of the approximately $373,295,000 of fiscal year 2009 sales of such segment.

The largest 10 customers of the Industrial/Environmental Filtration segment accounted for 10% of the approximately $461,000,000 of fiscal year 2009 sales of such segment.

The largest 10 customers of the Packaging segment accounted for 73% of the approximately $73,453,000 of fiscal year 2009 sales of such segment.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2009 sales.

Backlog

At November 30, 2009, the Company had a backlog of firm orders for products of approximately $109,653,000. The backlog figure for November 30, 2008 was approximately $116,972,000. Substantially all of the orders on hand at November 30, 2009 are expected to be filled during fiscal year 2010. The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of fiscal year 2010 sales.

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

In fiscal year 2009, the Company employed approximately 89 professional employees, including 4 at the CFRC, on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products. During this period the Company spent approximately $9,595,000 on such activities as compared with $9,343,000 for fiscal year 2008 and $8,996,000 for fiscal year 2007.

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

Employees

As of November 30, 2009, the Company had approximately 4,958 employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note P to Notes to Consolidated Financial Statements. As noted therein, total international sales for the Company in fiscal year 2009 were $273,691,000. See page F-36 in this 2009 Form 10-K. In addition, see “Item 1A — Risk Factors” below for a discussion of certain risks of foreign operations.

(e) Available Information

The Company’s Internet address is www.clarcor.com. The Company makes available, free of charge, on this website, its annual report on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). In addition, the following corporate governance documents can be found on this website: (a) charters for the Audit Committee, the Director Affairs/Corporate Governance Committee and the Compensation Committee of the Board of Directors; (b) Corporate Conduct Guidelines; (c) Code of Ethics for Senior Financial Officers, which includes the Chief Executive Officer; (d) Corporate Governance Guidelines; (e) Disclosure Controls and Procedures; (f) Procedures Regarding Reports of Misconduct or Alleged Misconduct; (g) the Company’s By-Laws; (h) Instructions for Communication with Directors, and (i) Insider Trading Policy. Copies of all of these documents can also be obtained, free of charge, upon written request to the Corporate Secretary, CLARCOR Inc., 840 Crescent Centre Drive, Suite 600, Franklin, TN 37067. The information contained on the Company’s website is not incorporated herein or otherwise considered to be a part of this 2009 Form 10-K.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.E., Washington D.C. 20549. Information regarding the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy, information statements and other information and can be found at www.sec.gov.

Item 1A.	Risk Factors.

Our business faces a variety of risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline. These risk factors should be read in conjunction with the other information in this 2009 Form 10-K.

  Our business is affected by the health of the markets we serve.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial and trucking markets. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in fuel costs, although the replacement nature of our products helps mitigate the effects of these changes. In addition, a continued general economic downturn may have an adverse effect on sales of more expensive filtration systems and products, such as capital equipment sold by Perry Equipment Corporation (which may be affected by a decrease in the cost of oil and natural gas), United Air Specialists and our Facet companies. A continued economic downturn in the markets we serve may result in reductions in sales and pricing of our products, which could reduce future earnings and cash flow.

  Adverse macroeconomic and business conditions may significantly and negatively affect our revenues,   profitability and results of operations.

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world remains depressed following the recent housing downturn and subprime lending collapse. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity continues to be tight in much of the world. Some of our suppliers and customers are facing credit issues and could experience cash flow problems and other financial hardships. Consumer confidence and spending are down significantly.

Recent changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which such problems may continue to affect our suppliers, customers and our business in general. Nonetheless, continuation or worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations.

  Our access to borrowing capacity could be affected by the uncertainty impacting credit markets generally.

As a result of current economic conditions, credit markets continue to be tight such that the ability to obtain new capital has become more challenging and more expensive in comparison to recent years. In addition, several large financial institutions have either recently failed or been dependent on the assistance of the U.S. federal government to continue to operate as a going concern. Although we believe that the banks under our credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future. If any of the banks in the lending group of our credit facility were to fail, it is possible that the borrowing capacity under our credit facility would be reduced. In the event that the availability under our credit facility were reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs. Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, (ii) accessing the public capital markets, or (iii) delaying certain of our existing development projects. If it became necessary to access additional capital, it is likely that any such alternatives in the current market would be on terms less favorable than under our existing credit facility terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

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

Approximately 30% of our sales result from exports to countries outside of the United States and from sales of our foreign business units. As part of our business strategy, we expect to expand our international operations through internal growth and acquisitions. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Among others, these risks include:

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, resins, plastics, paper and packaging materials. Materials comprise the largest component of our costs, representing over 40% of the costs of our net sales in fiscal year 2009. Increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins. Similarly, transportation, energy and health care costs have risen steadily over the past few years and represent an increasingly important burden for the Company. Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

  We face heightened legal challenges from our competitors with respect to intellectual property, particularly with respect to patents relevant to our Engine/Mobile Filtration segment.

We face increasing exposure to claims by others for infringement of intellectual property rights, particularly with respect to patents that are alleged to apply to our aftermarket products, which claims could result in significant costs or losses. This is especially important with respect to our Engine/Mobile Filtration segment, where many of our competitors are suppliers of “first-fit” products to original equipment manufacturers (OEMs) and seek to control or at least gain an advantage in the aftermarket through aggressive and comprehensive patent strategies, sometimes in conjunction with the OEMs. These strategies may involve attempting to obtain as many patents as possible, including particularly with respect to the systems for attaching or sealing filters to their respective housings, deliberately delaying the final issuance of patents so as to be able to modify them in response to competitive product designs, and seeking multiple “continuations” of their patents in an attempt to have their patents more clearly apply to competitive product designs. While we spend (and will continue to spend) significant resources to combat these strategies, including by creating alternative designs that fall outside of our competitors’ patents, challenging patents which we believe to be invalid and attempting to build our own patent portfolio, there can be no guaranty that we will be successful. Any such failure could have a material adverse effect on the financial condition or prospects of the Company.

  We face heightened legal challenges with respect to protecting our own intellectual property, particularly overseas.

We have developed and actively pursue developing proprietary technology in the industries in which we operate, and rely on intellectual property laws and a number of patents to protect such technology. In doing so, we incur ongoing costs to enforce and defend our intellectual property. Despite our efforts in this regard, we may face situations where our own intellectual property rights are invalidated or circumvented, to our material detriment. This is of particular concern in China, where we anticipate the market for our products to develop substantially, and, with it, the incentive of third parties to infringe or challenge our intellectual property rights.

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

Item 2. Properties.

The various properties owned and leased by the Company and its operating units are considered by it to be in generally good repair and well maintained. Plant asset additions in fiscal year 2010 are estimated at $40 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.

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

Engine/Mobile Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased
Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space.	Owned
Kearney, NE	42 acre site with 516,000 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space and 40,000 sq ft of office space.	Owned
Lancaster, PA	11.4 acre site with 160,000 sq ft of manufacturing and office space.	Owned
Yankton, SD	20 acre site with 170,000 sq ft of manufacturing space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased
Warrington, Cheshire, England	4 acre site with two facilities totaling 71,000 sq feet for manufacturing, warehousing and office space.	Leased
Weifang, People’s Republic of China*	14 buildings, constituting 300,000 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	3 acre site with 76,000 sq ft of manufacturing, warehousing and office space.	Owned
Casablanca, Morocco	4 acre site with 95,000 sq ft of manufacturing, warehousing and office space.	Owned
Weifang, People’s Republic of China**	105,000 sq ft of manufacturing, warehousing and office space.	Leased

In addition to the above properties, the Engine/Mobile Filtration segment leases and operates smaller facilities in Australia, Belgium, South Africa and the United Kingdom in order to manufacture and/or distribute applicable filtration products.

*	This facility was formerly part of the Company’s joint venture in Weifang. On April 20, 2009, the Company purchased the remaining 20% minority interest in this joint venture.
**	This facility was acquired pursuant to the Company’s purchase of Weifang Yuhua Filters Ltd. on April 6, 2009.

Industrial/Environmental Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased
Auburn Hills, MI	44,222 sq ft of warehousing and office space.	Leased
Blue Ash, OH	17 acre site with 157,000 sq ft of manufacturing and office space.	Owned
Campbellsville, KY	100 acre site with 242,000 sq ft of manufacturing and office space.	Owned
Corona, CA	84,000 sq feet of manufacturing, warehousing and office space.	Leased
Dallas, TX	83,500 sq feet of manufacturing, warehousing and office space.	Leased
Greensboro, NC	21 acre site with 88,000 sq ft of manufacturing, warehousing and office space.	Owned
	97,000 sq ft of manufacturing, warehousing and office space.	Owned
Goodlettsville, TN	35,000 sq ft of warehouse space.	Owned
Houston, TX	88,000 sq ft of manufacturing, warehousing and office space.	Leased
Houston, TX	14,000 sq ft of warehousing and office space.	Leased
Jeffersonville, IN	450,000 sq feet of manufacturing, warehousing and office space.	Leased
Lenexa, KS	18,000 sq feet of warehousing and office space.	Leased
Mineola, NY	5 buildings totaling approx 31,000 sq ft of manufacturing and office space.	Leased
Mineral Wells, TX	46 acre site with 351,000 sq feet of manufacturing, warehousing and office space.	Owned
	35,000 sq ft of warehousing space.	Leased
Ottawa, KS	41,000 sq ft of manufacturing and office space.	Owned

Location	Approximate Size	Owned or Leased
Pittston, PA	250,000 sq feet of manufacturing, warehousing and office space.	Leased
Sacramento, CA	108,000 sq feet of manufacturing, warehousing and office space.	Leased
	40,000 sq feet of manufacturing, warehousing and office space.	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space.	Owned
Tulsa, OK	16 acre site with 142,000 sq ft of manufacturing and office space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased
Calgary, Alberta, Canada	25,000 sq feet of manufacturing, warehousing and office space.	Owned
St. Catharines, Ontario, Canada	25,000 sq ft of warehouse space. Right to occupy 40,000 sq ft total (15,000 sq ft currently being sublet).	Leased
La Coruña, Spain	4 acre site with 61,000 sq ft of manufacturing and office space.	Owned
Pujiang City, People’s Republic of China	53,819 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	5 acre site with 108,000 sq ft of manufacturing, warehousing and office space.	Owned
Quzhou, People’s Republic of China	215,278 sq ft of manufacturing, warehousing and office space	Leased

In addition to the above properties, the Industrial/Environmental Filtration segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service applicable filtration products: United States: Atlanta, GA; Auburn, WA; Birmingham, AL; Evansville, WY; Chantilly, VA; Hamilton, OH; Clover, SC; Columbus, OH; Commerce City, CO; Dallas, TX; Farmington, NM; Fresno, CA; Hayward, CA; Houston, TX; Jackson, MS; Kansas City, MO; Louisville, KY; Butler, WI; Shakopee, MN; Phoenix, AZ; Portland, OR; Sacramento, CA; Stillwell, OK; Tulsa, OK; Vernal, UT; Wichita, KS. International: Canada; China; France; Germany; Italy; Malaysia; Netherlands; Singapore; United Kingdom.

Packaging Segment.

Location	Approximate Size	Owned or Leased
Rockford, IL	34 acre site with buildings totaling 405,000 sq ft of manufacturing, warehousing and office space.	Owned
Lancaster, PA	11 acre site with 243,500 sq ft of manufacturing and office space.	Owned

Item 3.	Legal Proceedings.

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property, and other matters. The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable. The Company continually assesses the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters are the following:

Anti-Trust.  On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American filter manufacturer, including Baldwin Filters, Inc., engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters. This suit seeks various remedies, including injunctive relief and monetary damages of an unspecified amount, and is a purported class action on behalf of direct purchasers of filters from the defendants. Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. The Company intends to vigorously defend the claims raised in these actions. In this regard, the Company filed a motion to be dismissed from these cases due to the lack of any factual allegations against the Company specifically and the fact that the allegations center predominantly on the automotive filtration market rather than on the heavy duty filtration market. On November 9, 2009, the presiding court denied the Company’s motion, a decision that the Company is seeking to overturn. The Antitrust Division of the Department of Justice (“DOJ”) is also investigating the allegations raised in these suits. Management does not believe that the Company is the subject of the DOJ investigation and the Company has not been contacted by the DOJ in connection with this matter.

Donaldson.  On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota alleging that certain “ChannelFlow” engine/mobile filters manufactured and sold by a subsidiary of the Company infringe one or more patents held by Donaldson. Donaldson served this lawsuit on August 26, 2009, and through the suit seeks various remedies, including injunctive relief and monetary damages of an unspecified amount. Management believes that the products in question do not infringe the asserted patents and that such patents are invalid, and the Company is vigorously defending the action.

3M.  On August 14, 2009, 3M filed a lawsuit in the U.S. Federal District Court for the Eastern District of Virginia, alleging that various statements and imagery on the packaging of certain retail residential filters being sold by a subsidiary of the Company are untrue or misleading to consumers, and thus violate various aspects of the Lanham Act and Virginia consumer protection law. 3M is a former customer of the Company, and the products in question compete with those offered by 3M in the retail marketplace. The Company filed counterclaims against 3M in respect of its own packaging. This lawsuit was concluded on November 17, 2009, at which time the Company and 3M entered into a confidential settlement agreement pursuant to which each party dropped all of its claims and counterclaims.

Additionally, the Company is party to various proceedings relating to environmental issues. The U.S. Environmental Protection Agency and/or other responsible state agencies have designated the Company as a potentially responsible party, along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute. The Company is not certain what future environmental claims, if any, may be asserted.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of January 22, 2010:

Name	Age at 11/28/09	Year Elected to Office
Sam Ferrise	53	2003
President, Baldwin Filters, Inc. Mr. Ferrise was appointed President of Baldwin Filters, Inc. in 2000. He became an executive officer of the Company in 2003 while retaining the same title with Baldwin Filters, Inc.

Norman E. Johnson	61	2000
Chairman of the Board, President and Chief Executive Officer. Mr. Johnson has been employed by the Company since 1990. He was elected President — Baldwin Filters, Inc. in 1990, Vice President — CLARCOR in 1992, Group Vice President — Filtration Products Group in 1993, President and Chief Operating Officer in 1995 and Chairman, President and Chief Executive Officer in 2000. Mr. Johnson has been a Director of the Company since June 1996.

Bruce A. Klein	62	1995
Vice President — Finance and Chief Financial Officer. Mr. Klein was employed by the Company and elected Vice President — Finance and Chief Financial Officer in 1995. Mr. Klein also assumed the role of the Company’s “principal accounting officer” when the Company’s former Controller retired in March of 2006.

David J. Lindsay	54	1995
Vice President — Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President — Group Services in 1991, Vice President — Administration in 1994 and Vice President — Administration and Chief Administrative Officer in 1995.

Richard M. Wolfson	43	2006
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

	Market Price
Quarter Ended	High	Low	Dividends
February 28, 2009	$34.64	$25.73	$0.0900
May 30, 2009	33.04	23.05	0.0900
August 29, 2009	34.50	27.47	0.0900
November 28, 2009	33.78	28.77	0.0975
Total Dividends			$0.3675

	Market Price
Quarter Ended	High	Low	Dividends
March 1, 2008	$40.62	$34.03	$0.0800
May 31, 2008	44.20	33.25	0.0800
August 30, 2008	44.25	32.68	0.0800
November 29, 2008	43.17	25.03	0.0900
Total Dividends			$0.3300

As set forth above, the quarterly dividend rate was increased in fiscal year 2009, and the Company currently expects to continue making dividend payments to shareholders. The Company’s right to make dividend payments is subject to restrictions contained in the credit agreement to which the Company is a party. The Company has never been prevented from making dividend payments under its past credit agreements or its current credit agreement and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 15, 2010 was 1,904.

On June 25, 2007, the Company’s Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions over the next three years. The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and value of shares to be purchased will depend on the Company’s stock price and market conditions.

During fiscal year 2009, the Company repurchased 688,200 shares of its Common Stock, at a median price of $28.72 per share, and an aggregate cost of approximately $20 million. As set forth in the table below, the Company did not repurchase any shares during the fourth quarter of fiscal year 2009. The Company had a balance of $167,442,663 available to repurchase shares as of November 28, 2009.

ISSUER PURCHASES OF EQUITY SECURITIES(1)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Company’s Publicly Announced Plan	Maximum Approximate Dollar Value of Shares that may yet be Purchased under the Plan
Aug. 30 – Sep. 30, 2009	—	$—	—	$167,442,663
Oct. 1 – Oct. 31, 2009	—	$—	—	$167,442,663
Nov. 1 – Nov. 28, 2009	—	$—	—	$167,442,663
TOTAL	—		—	$167,442,663

(1)	The Purchase Plan announced June 25, 2007 for aggregate purchases up to $250 million. The program expires June 25, 2010.

5-Year Performance of the Company

PERFORMANCE GRAPH

The following Performance Graph compares the Company’s cumulative total return on its Common Stock for a five-year period (November 27, 2004 to November 28, 2009) with the cumulative total return of the S&P SmallCap 600 Index and the S&P 500 Industrial Machinery Index.

TOTAL RETURN TO SHAREHOLDERS

Comparison of Five-Year Cumulative Total Return
Among the Company, S&P SmallCap 600 Index and
S&P 500 Industrial Machinery Index

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
ASSUMES INITIAL INVESTMENT OF $100 AND REINVESTMENT OF ALL DIVIDENDS

	November 27, 2004	December 3, 2005	December 2, 2006	December 1, 2007	November 29, 2008	November 28, 2009
CLARCOR Inc.	100.00	116.57	128.76	140.56	127.93	128.96
S&P SmallCap 600 Index	100.00	112.43	124.27	124.29	79.09	95.18
S&P 500 Industrial Machinery Index	100.00	99.40	109.73	133.06	73.72	103.74
Item 6.	Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2009 Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in millions except per share data)

				2009 vs. 2008
	2009	2008	2007	$ Change	% Change
Net sales	$907.7	$1,059.6	$921.2	$(151.9)	-14%
Cost of sales	628.5	719.7	641.5	(91.2)	-13%
Gross profit	279.3	339.9	279.7	(60.6)	-18%
Selling and administrative expenses	173.6	188.0	149.9	(14.4)	-8%
Operating profit	105.7	151.9	129.8	(46.2)	-30%
Other income (expense)	(0.1)	(6.6)	0.7	6.5
Provision for income taxes	33.8	49.3	39.7	(15.5)	-31%
Net earnings	71.5	95.7	90.7	(24.2)	-25%
Average diluted shares (millions)	51.0	51.4	50.9	(0.4)	-1%
Diluted earnings per share	$1.40	$1.86	$1.78	$(0.46)	-25%
Percentages:
Gross margin	30.8%	32.1%	30.4%		-1.3 pt
Selling and administrative percentage	19.1%	17.7%	16.3%		1.4 pt
Operating margin	11.6%	14.3%	14.1%		-2.7 pt
Effective tax rate	32.0%	33.9%	30.4%		-1.9 pt
Net earnings margin	7.9%	9.0%	9.8%		-1.1 pt

Fiscal year 2009 was a challenging year as we were significantly impacted by the global economic recession. Our net sales declined 14% or $151.9 million from $1,059.6 million in 2008 to $907.7 million in 2009. This sales reduction and the resulting under-absorption of fixed manufacturing costs was the primary reason for our reduced operating profit which declined 30% or $46.2 million from $151.9 million in 2008 to $105.7 million in 2009. The negative impact of lower sales was offset in part by three significant cost items:

•	Lower material costs
•	Reduced discretionary spending
•	Benefits from HVAC filter operations restructuring program

We realized a $10 to $12 million benefit from the reduction of material costs in 2009 compared to 2008. This reduction was driven by lower commodity pricing primarily in steel, filter media and adhesives. In addition, we initiated several projects in 2009 which removed material cost from our products without compromising the quality of the product to the end customer.

Due to the challenging economic environment in 2009, we established several cost initiatives including headcount reductions, wage freezes and significant cuts in discretionary spending including travel and outside professional services. As a result of these cost initiatives, we were able to reduce our selling and administrative expenses by $14.4 million from $188.0 million in 2008 to $173.6 million in 2009. Despite this focus on lower costs, we did not sacrifice spending on future growth initiatives including our sales force, customer service or product development.

We largely completed our restructuring program at our HVAC filter operations in 2009. At the beginning of fiscal year 2009, we completed the consolidation of two manufacturing operations, one distribution facility and one office location facility into one facility in Indiana. As a result of this consolidation and the full year benefits of facilities closed in 2008, we recognized approximately $4.0 million in fixed cost savings in 2009 compared to 2008. These fixed cost savings were offset in part by a $1.2 million impairment charge recognized on a HVAC facility in North Carolina which we closed in 2008.

Despite the negative comparisons to fiscal 2008, we generated sequentially improving operating performance for each quarter in 2009 as follows:

(Dollars in millions except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$213.7	$229.4	$230.3	$234.3
Operating profit	13.7	25.2	32.1	34.7
Operating margin	6.4%	11.0%	13.9%	14.8%
Diluted earnings per share	$0.17	$0.33	$0.42	$0.49

Other significant items impacting the comparison between the years presented are as follows:

•	Acquisitions

During fiscal year 2009 we completed six small acquisitions and paid an earn-out amount and recieved a refund related to two acquisitions completed prior to fiscal year 2009, all for aggregate consideration of approximately $11.9 million. Four of these fiscal year 2009 acquisitions (approximately $6.0 million) were related to companies located in China, including $4.6 million to purchase the remaining 20% minority interest in our subsidiary in Weifang. The majority of the remaining $5.9 million of the $11.9 million was for the purchase of the Keddeg Company, a U.S. based manufacturer of aerospace filtration products. These combined acquisitions increased 2009 net sales by approximately $5.5 million and 2009 operating profit by approximately $0.4 million.

At the beginning of fiscal 2008 we completed the acquisition of Perry Equipment Corporation (“Peco”), a manufacturer of engineered filtration products and technologies primarily used in the natural gas industry. The purchase price was $145.8 million, excluding cash acquired. The Peco acquisition increased 2008 net sales by approximately $116.0 million and 2008 operating profit by approximately $15.0 million.

•	Foreign exchange

Although most foreign currencies strengthened against the U.S. dollar throughout 2009, the average exchange rate for most foreign currencies versus the U.S. dollar was weaker for 2009 compared to 2008. For example, the average exchange rate for the Euro was $1.38 in 2009 and $1.47 in 2008. Weaker foreign currencies negatively impacted our translated 2009 U.S. dollar value of net sales by $24.8 million and operating profit by $2.7 million compared to 2008.

The average exchange rate for most foreign currencies versus the U.S. dollar was stronger in 2008 compared to 2007. As a result, stronger foreign currencies positively impacted our translated U.S. dollar value of net sales by $9.5 million and operating profit by $1.4 million in 2008 compared to 2007.

•	Other income (expense)

Interest expense

Interest expense declined $4.4 million in 2009 compared to 2008. $2.8 million of this decrease was driven by lower interest expense on our line of credit driven by both lower average interest rates (0.8% in 2009 and 3.7% in 2008) and lower average outstanding balances ($61.3 million in 2009 and $90.4 million in 2008). In addition, the $1.1 million impact of the mark-to-market adjustment on the interest rate swap was $1.3 million lower in 2009 compared to 2008.

Interest expense increased $5.5 million in 2008 compared to 2007. $3.4 million of this increase was driven by higher interest expense on our line of credit primarily as a result of amounts borrowed to fund the acquisition of Peco. There was no balance on our line of credit in 2007. The remainder of the higher interest expense was related to a $2.4 million mark-to-market adjustment on the interest swap in 2008.

Foreign currency gains and losses

Changes in foreign currency transaction gains and losses contributed a positive $2.7 million change in other income (expense) in 2009 compared to 2008. As most foreign currencies strengthened against the U.S. dollar throughout 2009, we recognized approximately $1.2 million of foreign currency gains in 2009 mostly related to the translation of U.S. dollar intercompany debt at our non-U.S. subsidiaries. The weakening of foreign currencies against the U.S. dollar generated $1.5 million of foreign currency losses in 2008. Changes in foreign currency transaction gains and losses contributed an additional loss of $1.6 million in other income (expense) in 2008 compared to 2007.

•	Provision for income taxes

The effective tax rate in 2009 was 32.0% compared to 33.9% in 2008. This reduction was driven by a higher mix of taxable income in foreign operations with lower tax rates than in the U.S. In addition, several favorable provision-to-return state tax return adjustments lowered the effective rate. The relatively low effective tax rate of 30.4% in 2007 was driven by a 3.2% benefit from the completion of various income tax audits, the finalization of certain income tax liabilities and the cumulative tax benefit from the research and experimentation tax credit extension in 2007.

•	Shares outstanding

Average diluted shares outstanding declined 0.4 million in 2009 compared to 2008. This reduction was driven almost entirely by the lower dilution from our outstanding stock options and restricted share units as average basic shares outstanding remained consistent from 2008 to 2009. The full year benefit of our 0.7 million share repurchase executed in the third quarter of 2009 will not be fully realized until 2010.

Average diluted shares outstanding increased 0.5 million in 2008 compared to 2007. This increase was driven by a 0.4 million increase in basic shares outstanding. Average basic shares outstanding increased in 2008 due to the issuance of 2.1 million shares pursuant to the Peco acquisition and 0.4 million shares issued pursuant to stock incentive programs offset by the repurchase of 1.0 million shares at the beginning of 2008 and the full year impact of 2.3 million shares repurchased throughout 2007.

SEGMENT ANALYSIS

(Dollars in millions)	2009	% Total	2008	% Total	2007	% Total
Net sales:
Engine/Mobile Filtration	$373.3	41%	$439.0	42%	$430.0	47%
Industrial/Environmental Filtration	461.0	51%	543.1	51%	414.5	45%
Packaging	73.4	8%	77.5	7%	76.7	8%
	$907.7	100%	$1,059.6	100%	$921.2	100%
Operating profit:
Engine/Mobile Filtration	$75.2	71%	$99.4	65%	$98.8	76%
Industrial/Environmental Filtration	24.7	23%	45.8	30%	25.5	20%
Packaging	5.8	6%	6.7	5%	5.5	4%
	$105.7	100%	$151.9	100%	$129.8	100%
Operating margin:
Engine/Mobile Filtration	20.1%		22.6%		23.0%
Industrial/Environmental Filtration	5.4%		8.4%		6.1%
Packaging	7.9%		8.6%		7.2%
	11.6%		14.3%		14.1%

Net sales, operating profit and operating margin declined for each of our segments in 2009 compared to 2008. Net sales were down approximately 15% at both our Engine/Mobile Filtration and Industrial/Environmental Filtration segments and 5% at our Packaging segment. In general, this decline in net sales was the primary reason for the reduction in operating profit at each of our segments.

Net sales and operating profit increased for each of our segments in 2008 compared to 2007. Of the $138.4 million increase in consolidated net sales from 2007 to 2008, approximately $116.0 million was related to our acquisition of Peco, whose results are included in our Industrial/Environmental Filtration segment. Similarly, of the $22.1 million increase in consolidated operating profit from 2007 to 2008, approximately $15.0 million was related to the acquisition of Peco.

Engine/Mobile Filtration Segment

(Dollars in millions)	2009	2008	2007	2009 v 2008		2008 v 2007
				$ Change	% Change	$ Change	% Change
Net sales	$373.3	$439.0	$430.0	$(65.7)	-15%	$9.0	2%
Operating profit	75.2	99.4	98.8	(24.2)	-24%	0.6	1%
Operating margin	20.1%	22.6%	23.0%		-2.5 pt		-0.4 pt

Our Engine/Mobile Filtration segment sells after-market filters for heavy-duty trucks, heavy-duty off-highway vehicles, locomotives and automobiles. The largest market included in this segment is engine filters for heavy-duty trucks produced at our Baldwin business unit.

Net sales for our Engine/Mobile Filtration segment declined $65.7 million or 15% from 2008 to 2009 as detailed in the following table:

(Dollars in millions)	Net Sales
2008	$439.0
U.S. sales	(39.2)
Foreign sales	(14.2)
Foreign exchange	(12.3)
Net decrease	(65.7)
2009	$373.3

The $39.2 million decline in U.S. sales was the result of lower demand from our heavy-duty truck and locomotive customers. Truck tonnage in the U.S. declined approximately 10-12% from 2008 to 2009, and locomotive car loadings in North America declined approximately 20%. The $14.2 million reduction in sales to customers outside the U.S. was driven by an approximate $7.0 million decline at our subsidiary in the United Kingdom. This subsidiary lost a major customer at the end of 2008 and was also significantly impacted by the downturn in the power generation market. The remainder of the decrease in non-U.S. sales was spread throughout our remaining foreign subsidiaries. Each of our major foreign locations had lower net sales in 2009 compared to 2008 with the exception of our South Africa subsidiary which was flat year-over-year.

Operating profit for our Engine/Mobile Filtration segment declined $24.2 million or 24% from 2008 to 2009. In general, the $24.2 million reduction in operating profit was primarily driven by the $65.7 million reduction in net sales and the resulting under-absorption of fixed manufacturing costs world-wide. The negative impact of this net sales reduction was offset in part by reduced material cost and a $10.0 million reduction in selling and administrative expenses driven by headcount reductions and limits on discretionary spending such as travel and outside professional services. The change in average foreign exchange rates from 2008 to 2009 negatively impacted the translated U.S. dollar value of operating profit by approximately $1.4 million.

Net sales for our Engine/Mobile Filtration segment increased $9.0 million or 2% from 2007 to 2008 as detailed in the following table:

(Dollars in millions)	Net Sales
2007	$430.0
U.S. sales	(6.3)
Foreign sales (including export)	12.1
Foreign exchange	3.2
Net increase	9.0
2008	$439.0

The $6.3 million decline in U.S. sales was the result of lower heavy-duty truck and automotive filter sales in 2008 compared to 2007 offset by higher sales to our locomotive customers. The $12.1 million increase in sales to customers outside the U.S. was driven by a $3.4 million increase in sales at our China subsidiary and a $2.3 million increase at our 80%-owned Morocco subsidiary which we acquired in 2007. Sales at all of our other foreign subsidiaries increased in 2008 compared to 2007 with the exception of our U.K. subsidiary which declined approximately $1.9 million.

Operating profit for our Engine/Mobile Filtration segment increased $0.6 million or 1% from 2007 to 2008. Operating profit on U.S. sales declined due to lower net sales and an approximate $2.0 million increase in selling and administrative expenses including an insurance deductible due to a weather related incident and increased legal costs related to certain patent disputes. Operating profit on foreign sales increased primarily due to the $12.1 million increase in foreign sales. This foreign operating profit increase was offset in part by a $2.0 million increase in selling and administrative expenses to support this international growth. The change in average foreign exchange rates from 2007 to 2008 positively impacted the translated U.S. dollar value of operating profit by approximately $0.8 million.

Industrial/Environmental Filtration Segment

				2009 v 2008		2008 v 2007
(Dollars in millions)	2009	2008	2007	$ Change	% Change	$ Change	% Change
Net sales	$461.0	$543.1	$414.5	$(82.1)	-15%	$128.6	31%
Operating profit	24.7	45.8	25.5	(21.1)	-46%	20.3	80%
Operating margin	5.4%	8.4%	6.1%		-3.0 pt		2.3 pt

Our Industrial/Environmental Filtration segment sells a large variety of filtration products to various end-markets. Included in this market are HVAC filters, natural gas vessels and replacement filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems and replacement cartridges.

Net sales for our Industrial/Environmental Filtration segment declined $82.1 million or 15% from 2008 to 2009 as detailed in the following table:

(Dollars in millions)	Net Sales
2008	$543.1
U.S. sales	(47.3)
Foreign sales (including export)	(22.3)
Foreign exchange	(12.5)
Net decrease	(82.1)
2009	$461.0

The $47.3 million decrease in net sales to customers within the U.S. was driven by the following:

•	HVAC filter sales were down approximately $20.9 million in 2009 compared to 2008. This decline was driven in part by an approximate $11.0 million reduction in air filters sold to automobile companies and related tier one and tier two suppliers through our Total Filtration Services business unit as a result of the downturn in the automotive industry. An additional $9.0 million reduction was driven by lower air filter sales to 3M. We had supplied HVAC filters to 3M for many years although our annual sales have been declining for years as 3M moved production into its Mexican manufacturing facility. In the third quarter of 2009, we were informed by 3M that it would no longer be purchasing HVAC filters from us. The lost sales in the fourth quarter in addition to generally lower demand from 3M in the prior three quarters contributed to the $9.0 million reduction from 2008.
•	Sales of natural gas vessels and replacement filter elements grew by $0.6 million in 2009 compared to 2008.
•	Sales of filters and filter systems to the aviation market grew by approximately $0.8 million in 2009 compared to 2008.
•	Sales in the remaining filter markets in our Industrial/Environmental Filtration segment were down significantly in 2009 compared to 2008. We were particularly impacted by the downturn in the oil and gas industry as off-shore drilling activity declined with lower oil prices. Accordingly, our U.S. sales related to oil and gas drilling declined approximately $16.5 million in 2009 compared to 2008. In other markets: sales of wire mesh filters to the chemical fiber and plastics markets declined approximately $8.9 million in 2009 compared to 2008, and sales of dust collector systems declined approximately $5.3 million as this market was significantly impacted by reduced capital spending in the U.S.

The $22.3 million reduction in foreign sales from 2008 to 2009 was driven by a $10.0 million decrease in foreign export sales of our natural gas original equipment vessels produced at our North American manufacturing facilities. Approximately $8.0 million of this $10.0 million decline was related to 2008 shipments to India, Africa and the Middle East which did not recur in 2009. The remainder of the decline in foreign sales was due to an approximate $5.7 million reduction in dust collector sales in Europe.

Operating profit for our Industrial/Environmental Filtration segment declined $21.1 million or 46% from 2008 to 2009. In general, the reduction in operating profit was driven by the aforementioned $82.1 million reduction in net sales and the resulting under-absorption of fixed manufacturing costs world-wide, including a $10.1 million operating profit decline at our oil filtration business which was significantly impacted by reduced offshore drilling activity. The negative impact of the significant sales decline was offset in part by a $9.5 million reduction in selling and administrative expenses. In addition, the near completion of our restructuring program at our HVAC operations reduced fixed manufacturing costs by approximately $4.0 million in 2009. However, these savings were offset in part by a $1.2 million impairment charge recognized in 2009 for a HVAC facility in North Carolina. The change in average foreign exchange rates from 2008 to 2009 negatively impacted the translated U.S. dollar value of operating profit by approximately $1.3 million.

Despite the negative 2009 comparisons to 2008, the operating profit and margin at our Industrial/Environmental Filtration segment improved sequentially each fiscal quarter in 2009 as follows:

(Dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$113.5	$119.9	$114.6	$113.0
Operating profit	0.7	5.9	7.9	10.2
Operating margin	0.6%	4.9%	6.9%	9.1%

This sequential quarter-to-quarter improvement in operating profit and margin on relatively flat sales was the direct result of the restructuring activities at our HVAC operations, cost reduction initiatives at our Total Filtration Services business unit, reduced discretionary selling and administrative expenses and improved margins at our natural gas original equipment vessel business.

Net sales for our Industrial/Environmental Filtration segment increased $128.6 million or 31% from 2007 to 2008 as detailed in the following table:

(Dollars in millions)	Net Sales
2007	$414.5
U.S. sales	53.4
Foreign sales (including export)	69.0
Foreign exchange	6.2
Net increase	128.6
2008	$543.1

Approximately $116.0 million of the $128.6 million increase in net sales was due to our acquisition of Peco in December 2007. The remaining $12.6 million increase in sales from 2007 to 2008 was driven by a combined $29.0 million increase in sales from the oil and gas, aviation, dust collector and fiber and mesh markets offset in part by approximately $17.0 million in lower sales of air filters at our combined HVAC operations and our Total Filtration Services business unit.

Operating profit for our Industrial/Environmental Filtration segment increased $20.3 million or 80% from 2007 to 2008. Approximately $15.0 million of this increase was related to our acquisition of Peco. The remaining $5.3 million increase in operating profit was driven by increased sales in our oil and gas and aviation markets offset by significantly lower operating profit at our Total Filtration Services business unit which was severely impacted by lower demand from automotive companies purchasing filters for their manufacturing facilities. The change in average foreign exchange rates from 2007 to 2008 positively impacted the translated U.S. dollar value of operating profit by approximately $0.6 million.

Packaging Segment

				2009 v 2008			2008 v 2007
(Dollars in millions)	2009	2008	2007	$ Change	% Change		$ Change	% Change
Net sales	$73.4	$77.5	$76.7	$(4.1)	-5%		$0.8	1%
Operating profit	5.8	6.7	5.5	(0.9)	-13%		1.2	22%
Operating margin	7.9%	8.6%	7.2%		-0.7	pt		1.4	pt

Net sales for our Packaging segment decreased $4.1 million or 5% from 2008 to 2009. This decrease was driven by $10.7 million lower sales due to the downturn in the confectionary, film, health and beauty and pharmaceutical markets offset in part by $7.0 million of additional sales from smokeless tobacco packaging and decorated flat sheet metal. Operating profit declined $0.9 million or 13% from 2008 to 2009. This reduction in operating profit was driven by the reduction in sales but was offset in part by savings resulting from cost initiatives to reduce direct labor and manufacturing overhead. Virtually all sales in this segment are denominated in U.S. dollars with about 6% exported outside the U.S.

Net sales for our Packaging segment increased $0.8 million or 1% from 2007 to 2008. The additional $1.2 million of operating profit from 2007 to 2008 was driven by several initiatives which lowered costs including selling and administrative expenses, direct labor as a percentage of sales and manufacturing overhead.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our financial position remains strong with adequate cash resources and sufficient borrowing capacity under our line of credit. In the first quarter of 2008, we entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which we may borrow up to $250.0 million under a selection of currencies and rate formulas. This Credit Facility replaced the $165.0 million credit agreement that was scheduled to expire in April 2008. We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under the Credit Facility. At our election the interest rate is based upon either a defined base rate or the LIBOR interest rate plus or minus applicable margins. At year-end 2009, the LIBOR interest rate including margin was 0.6%. At November 30, 2009 there was $35.0 million outstanding on the Credit Facility with an additional $8.4 million outstanding on a $75.0 million letter of credit sub-line. Accordingly, we had approximately $206.6 million available for further borrowing at year-end 2009. In December 2009, we paid down an additional $10.0 million on the Credit Facility.

In the first quarter of 2008, we entered into an interest rate swap agreement (“Swap Agreement”) with a bank to manage our interest rate exposure on certain amounts outstanding under our Credit Facility. The Swap Agreement provided for us to pay a 3.93% fixed interest rate plus applicable margins and receive interest based on a three-month LIBOR on a notional amount of $100.0 million. The Swap Agreement was not designated as a hedge for financial reporting purposes. Accordingly, unrealized gains and losses were recorded as interest expense in the Consolidated Statements of Earnings. Periodic settlement payments or receipts were recorded as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. The fair value of the Swap Agreement at November 30, 2009 was approximately $1.0 million and was recorded as part of current accrued liabilities. The Swap Agreement expired January 1, 2010.

From time to time, we use derivative financial instruments such as the Swap Agreement to mitigate our exposure to certain market risks. However, by using derivative financial instruments, we are exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk. We minimize this credit risk by entering into transactions with counterparties which we believe have the financial resources to meet their obligations.

Cash and cash equivalents, restricted cash and short-term investments increased $43.7 million to $92.2 million at year-end 2009 from $48.5 million at year-end 2008. Short-term investments primarily include tax-exempt municipal money market funds. Cash and cash equivalents are held by financial institutions throughout the world. We regularly review the credit worthiness of these institutions and believe our funds at these institutions are not at significant risk. The current ratio of 3.4 at year-end 2009 was higher than the current ratio of 3.0 at year-end 2008.

Long-term debt of $52.1 million at year-end 2009 included $35.0 million outstanding on our Credit Facility, $15.8 million outstanding on industrial revenue bonds and $1.3 million of other long-term debt. At November 30, 2008 and 2009 we were in compliance with all financial covenants as included in our Credit Facility. We expect to be in compliance with these covenants in the foreseeable future despite the global economic downturn. The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 7.1% at the end of 2009 compared to 11.4% at the end of 2008.

We had 50.4 million shares of common stock outstanding at November 30, 2009 compared to 50.8 million outstanding at November 30, 2008. The 0.4 million decrease in outstanding shares was driven by our repurchase of 0.7 million shares in the third quarter of 2009 offset in part by 0.3 million shares issued in conjunction with incentive plans. Shareholders’ equity increased to $686.6 million at year-end 2009 compared to $651.8 million at year-end 2008. This $34.8 million increase was driven by additional net earnings of $71.5 million, currency translation adjustments of $14.7 million and stock and stock compensation expense pursuant to incentive plans of

$8.2 million offset by pension and other postretirement benefits adjustments of $21.3 million, dividend payments of $18.7 million and our repurchase of common stock of $19.8 million.

Net cash provided by operating activities increased $6.3 million to $113.4 million in 2009 from $107.1 million in 2008. This $6.3 million increase was driven by $28.6 million of additional cash generated from changes in working capital offset by lower earnings adjusted for non-cash items of $22.3 million. The $28.6 million of additional cash generated from changes in working capital was significantly impacted by the $45.8 million of cash generated from a reduction in accounts receivable which declined as a result of lower net sales. This cash generated was offset in part by $22.5 million of additional cash invested in short-term investments. Our 2009 inventory levels did not decline significantly with lower net sales based upon our strategic decision to maintain high customer fill rates. Net cash provided by operating activities decreased $30.2 million to $107.1 million in 2008 from $137.3 million in 2007. This $30.2 million decrease was driven by a $41.9 million decline in cash generated from changes in working capital offset by higher earnings adjusted for non-cash items of $11.7 million. The $41.9 million decline in cash generated from changes in working capital was driven by a $29.7 million swing in our short-term investments as we generated $27.3 million of net cash in 2007 from the sale of short-term investments while we invested $2.4 million of net cash in 2008.

Net cash used in investing activities decreased $74.7 million to $34.2 million in 2009 compared to $108.9 million in 2008. This decrease was driven by a $63.0 million reduction in cash used for business acquisitions. The $74.9 million invested in business acquisitions in 2008 was primarily related to our acquisition of Peco. The $11.9 million invested in business acquisitions in 2009 was driven by several smaller acquisitions. In addition to reduced investment for business acquisitions, we used $13.2 million less cash for additions to plant assets in 2009 compared to 2008. This reduction was primarily related to lower spending for the restructuring of our HVAC operations of approximately $7.0 million. Net cash used in investing activities increased $61.0 million to $108.9 million in 2009 from $47.9 million in 2007. This increase was driven by an additional $62.6 million invested in business acquisitions in 2008 primarily related to the Peco acquisition.

Net cash used in financing activities increased $81.6 million in 2009 compared to 2008. The $65.4 million cash used in financing activities in 2009 was driven by payments of $40.0 million on our Credit Facility, $19.8 million for our repurchase of stock and $18.7 million for dividends. These cash outflows were offset by proceeds of $8.4 million from the re-issuance of an industrial revenue bond and $3.6 million from the issuance of stock pursuant to incentive plans. The $16.2 million cash provided by financing activities in 2008 was driven by proceeds of $80.0 million from our Credit Facility primarily to finance the Peco acquisition and $8.9 million from the issuance of stock pursuant to incentive plans. These cash proceeds were offset by payments of $5.0 million on our Credit Facility, payments of $37.3 million for the repurchase of stock, $16.8 million for dividends and $16.1 million for payments on an industrial revenue bond. Net cash provided by financing activities increased $101.7 million in 2008 compared to 2007. This increase in cash generated from 2007 to 2008 was driven by $75.0 million of net proceeds under our Credit Facility and $37.6 million less cash paid for the repurchase of stock in 2008 compared to 2007.

In June 2007, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. This authorization replaced our previous $150.0 million share repurchase program that expired in June 2007. During 2009, we repurchased and retired 0.7 million shares of our common stock for $19.8 million. During 2008, we repurchased and retired 1.0 million shares of our common stock for $37.3 million. At November 30, 2009, there was approximately $167.4 million available for repurchase under the current authorization. Future repurchases of our common stock may be made after considering cash flow requirements for internal growth including working capital, capital expenditures, acquisitions, interest rates and the current market price of our common stock.

We believe that our current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, provide for interest payments and required principal payments related to debt agreements, fund pension plan contributions and repurchase common stock. We also continue to assess acquisition opportunities in related filtration businesses that would expand our market base, distribution coverage or product offerings. Any such acquisitions may affect operating cash flows and may require changes in our debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings. We have no material long-term purchase commitments.

The following table summarizes our current fixed cash obligations as of November 30, 2009 for the years indicated:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Operating leases	$59.8	$10.6	$16.3	$12.0	$20.9
Credit Facility	35.0	—	—	35.0	—
Pension plan and other post-retirement contributions	74.0	6.3	30.1	18.1	19.5
Long-term debt (excluding line of credit)	17.2	0.1	1.3	—	15.8
Payments for acquisitions	3.3	0.1	3.1	0.1	—
Interest on Credit Facility	1.1	0.4	0.7	—	—
Payment on Swap Agreement	1.0	1.0	—	—	—
Interest on long-term debt (excluding line of credit)	0.9	0.2	0.3	0.2	0.2
Total	$192.3	$18.7	$51.8	$65.4	$56.4

Interest payments on our variable rate debt in the table above are determined based upon current interest rates as of year-end 2009 and assume that no additional borrowings or payments will be made on our Credit Facility during the periods presented. The $35.0 million outstanding on our Credit Facility at November 30, 2009 will be due at the maturity of the Credit Facility in December 2012. The $1.0 million payment for our Swap Agreement is due in January 2010.

We do not have a minimum required contribution under the Pension Benefit Guarantee Corporation requirements for our U.S. qualified pension plans for 2010. However, we anticipate contributing $0.1 million in a voluntary contribution to our U.S. qualified pension plans in 2010. In addition, we anticipate contributing $0.4 million to our non-U.S. qualified plan and $0.1 million to our post-retirement health care benefit plan during 2010. We anticipate contributing $5.7 million and $14.2 million in 2010 and 2011, respectively, to our U.S. combined non-qualified pension plans covering certain management employees. Future estimates of our pension plan contributions may change significantly depending upon the actual rate of return on plan assets, discount rates and regulatory requirements.

At November 30, 2009, our liability for uncertain income tax provisions was $2.2 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements. We had no variable interest entity or special purpose entity agreements during 2009 or 2008.

OTHER MATTERS

CRITICAL ACCOUNTING ESTIMATES

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

While the estimates and judgments associated with the application of these critical accounting policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following lists the most critical accounting estimates used in preparing the consolidated financial statements which requires us to use significant judgment and estimates of amounts that are inherently uncertain:

•	Goodwill and Indefinite-lived Intangible Assets — We annually review goodwill and indefinite-lived intangible assets for impairment. These reviews of fair value involve judgment and estimates of discount rates, terminal values, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions. All goodwill and intangibles are allocated to the reporting unit component at the time of acquisition. We have determined that the reporting unit components meet the criteria for aggregation into five reporting units. These reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods. In performing our impairment reviews, we estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows. For our indefinite-lived intangibles, we performed annual impairment tests using the relief-from-royalty method to determine the fair value of our trademarks and trade names. We further analyzed various discount rates, transaction and capital market multiples and cash flows for aggregated reporting units to assess the reasonableness of our estimates and assumptions. We believe our valuation techniques and assumptions are reasonable for this purpose. We have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets. Based upon our analysis at November 30, 2009, the estimated fair value for each of our reporting units exceeded its carrying value by at least approximately 30%. The weighted average excess of fair value over carrying value of all our reporting units was approximately 200%.
•	Allowance for Losses on Accounts Receivable — Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which we sell and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends. Our concentration of risk is also monitored and at year-end 2009, the largest outstanding customer account balance was $3.8 million and the five largest account balances totaled $15.4 million. The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations. Given the current economic conditions, we are monitoring receivables and credit worthiness of our customers and managing our collections more closely.
•	Pensions — Our pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation. The discount rate used for each plan was based on the Citigroup Pension Discount Curve. The projected benefit payments in each year were discounted using the appropriate spot rate from the curve. For each plan, a single discount rate was determined that produced the same total discounted value. That rate, rounded to 25 basis points, was the discount rate selected for the plan. The 5.50% discount rate used for the qualified plans for U.S. employees was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits. The 7.75% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions. The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the qualified plan. The mortality table for the qualified plans is determined based on the actuarial table that is most reflective of the expected mortality of the plan participants. The mortality table adopted (RP 2000 Projected) was developed for pension plans by a Society of Actuaries study. The mortality table used for the nonqualified pension plan is specified by the plan agreement. The assumptions are similarly determined for each pension obligation. Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation.

In 2010, a reduction in the expected return on plan assets of 0.25% would result in additional expense in fiscal 2010 of approximately $0.2 million, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $0.3 million for our qualified defined benefit pension plans for U.S. covered employees. Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions. The unrecognized net actuarial loss of $63.9 million at year-end 2009 is due primarily to prior changes in assumptions related to discount rates and expected compared to actual asset returns. This actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans. See Note I to the Consolidated Financial Statements.

•	Income Taxes — We are required to estimate and record income taxes payable for each of the U.S. and international jurisdictions in which we operate. This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book which result in deferred tax assets and liabilities. In addition, accruals are also estimated for federal, state and international tax transactions for which deductibility is subject to interpretation. Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses. Reserves are also estimated for uncertain tax positions that are currently unresolved. We routinely monitor the potential impact of such situations and believe that it is properly reserved.

Recent Market Events

Current market conditions and economic events have significantly impacted the financial condition, liquidity and outlook for a wide range of companies, including many companies outside the financial services sectors. We have considered the potential impact of such conditions and events as it relates to currently reported financial results of operations and liquidity, including consideration of the possible impact of other than temporary impairment, counterparty credit risk and hedge accounting. We do not believe that, based on our current investment policies and contractual relationships, we are subject to greater risk from such factors than other companies of similar size and market breadth.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (“FASB”) expanded the required disclosures for pension and other postretirement plans by requiring disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentration of risk. Additionally, an employer is required to disclose information about the valuation of plan assets. This accounting guidance is effective for our fiscal year 2010 and will affect the disclosures in our financial statements.

In June 2008, the FASB issued guidance that requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for our fiscal year 2010 and requires the restatement of all previously reported earnings per share data. Our unvested restricted stock units qualify as participating securities under this guidance. Our preliminary assessment is the unvested restricted stock units will not materially affect the computation of earnings per share.

In December 2007, the FASB issued guidance that will affect our accounting for businesses acquired after November 30, 2009, the presentation of noncontrolling interests, previously called minority interests, in our Consolidated Financial Statements and will also require that assets acquired or liabilities assumed in a business combination and arising from a contingency be recognized at fair value at the acquisition date if the acquisition date fair value can be determined during the measurement period. We will adopt this guidance in fiscal year 2010 which will impact the way we account for future business acquisitions and present noncontrolling interests.

OUTLOOK

Engine/Mobile Filtration Segment

We expect net sales for our Engine/Mobile Filtration segment to increase between 5.0% and 7.0% in 2010 compared to 2009 due to anticipated improving demand in the over-the-road trucking and locomotive markets. Based on these forecasted higher sales and continued cost reduction initiatives, we anticipate our Engine/Mobile Filtration segment’s 2010 operating margin to be between 20.0% and 22.0% compared to 20.1% in 2009.

Industrial/Environmental Filtration Segment

We expect net sales for our Industrial/Environmental Filtration segment to increase between 6.0% and 8.0% in 2010 compared to 2009. This forecasted growth includes the negative impact of the lost 3M business at our HVAC operations, which contributed sales of $13.7 million in 2009. However, we anticipate offsetting this lost business through additional retail air filter sales opportunities in 2010. We expect solid year-over-year growth in our oil drilling, natural gas and dust collector markets and slower growth in our aerospace and aviation fuel filtration markets. Based on forecasted higher sales in addition to the expected continued positive impact of our HVAC operations restructuring, we expect that our operating margin in our Industrial/Environmental Filtration segment will increase to the range of 8% to 10% in 2010 compared to 5.4% in 2009.

Packaging

We expect net sales for our Packaging segment to increase 8.0% to 11.0% in 2010 compared to 2009. This forecasted increase in sales is primarily driven by anticipated higher sales in the smokeless tobacco market and a one-time, low margin tooling sale offset by lower sales in decorated flat sheet including battery and film products. We anticipate the Packaging segment 2010 operating margin to be consistent with historical operating margins in the range of 7.0% to 8.0%.

Interest Expense and Income Taxes

Assuming no changes in average interest rates, we anticipate interest expense will decline in 2010 compared to 2009 due to the expiration of the interest rate swap agreement and the continued reduction of outstanding balances on our Credit Facility. We expect the 2010 effective tax rate to be in the range of 32.0% and 33.0%.

Cash Flow

We expect to generate from $80.0 million to $100.0 million in cash from operating activities in 2010. We anticipate using this cash to fund capital expenditures, potential acquisitions, dividend payments, share repurchases and the repayment of balances on our Credit Facility. We anticipate payments for the addition of plant assets in 2010 to be in the range of $35.0 million to $45.0 million including expanding our technical facilities in China for product development and testing.

Diluted Earnings per Share

We expect 2010 diluted earnings per share to be in the range of $1.55 to $1.70.

FORWARD LOOKING STATEMENTS

This 2009 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this 2009 Form 10-K, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

•	Statements and assumptions relating to future growth, earnings, earnings per share and other financial performance measures, as well as our short-term and long-term performance goals;
•	Statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events;

•	Statements relating to our business and growth strategies; and
•	Any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. These and other uncertainties are discussed in the “Risk Factors” section of this 2009 Form 10-K. Our future results may fluctuate as a result of these and other risk factors detailed from time to time in our filings with the SEC.

You should not place reliance on any forward-looking statements. These statements speak only as of the date of this 2009 Form 10-K. Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this 2009 Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this 2009 Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is primarily related to the potential loss arising from adverse changes in interest rates and foreign currency fluctuations. In the normal course of business, we may also be exposed to various market risks that arise from transactions entered into in the normal course of business related to items such as the cost of raw materials and changes in inflation. Certain contractual relationships with customers and vendors mitigate risks from changes in raw material costs and currency exchange rate changes that arise from normal purchasing and normal sales activities.

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash, cash equivalents and certain short-term, highly liquid investments. Interest rate fluctuations could affect earnings, cash flows or the fair value of our financial liabilities. Our debt obligations are primarily at variable rates and are denominated in U.S. dollars. To minimize the long-term costs of borrowing, we manage our interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements and the duration of such agreements. We mitigated our interest rate risk on our borrowing under our revolving line of credit in 2008 and 2009 by entering into a fixed interest rate swap agreement at the beginning of 2008 which fixed our interest until January 2010. Interest rate risk is not expected to be significant to us in fiscal 2010 as amounts outstanding on our long-term debt agreements are more than offset by cash, cash equivalents and short-term investments. We anticipate paying all amounts outstanding on our revolving line of credit in 2010. As a result, the primary interest rate risk will be driven by our return on short-term investments. Based upon the $32.2 million in short-term investments at November 30, 2009, a 1% increase in interest rates could positively impact annual interest income by $0.3 million. This potential interest income benefit would increase or decrease as short-term investment balances increase or decrease.

Foreign Currency

Since we operate through subsidiaries in several countries around the world, our reported financial results of operations, including the reported value of assets and liabilities, are exposed to translation risk when the financial statements of our subsidiaries, as stated in their functional currencies, are translated into the U.S. Dollar. The assets and liabilities of subsidiaries outside the U.S. are translated at period end rates of exchange for each reporting period. Earnings and cash flow statements are translated at weighted-average rates of exchange. Although these translation changes have no immediate cash impact, the translation changes may impact the overall value of net assets.

We are also exposed to transaction risk from changes in foreign currency rates through sales and purchasing transactions when we sell products in functional currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include the U.S. Dollar, the Euro, the British Pound Sterling, the Canadian Dollar, the Chinese Yuan Renminbi and the

Mexican Peso. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency transaction risk on sales and purchasing transactions.

Currency exchange rates vary daily and often one currency strengthens against the U.S. Dollar while another currency weakens. Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the U.S. dollar strengthened or weakened 10% relative to the currencies where our foreign income and cash flows are derived the effect on the consolidated results of operations could be $0.03 to $0.05 per diluted share. We estimate that the effect of changes in the average foreign currency translation rates in 2009 compared to 2008 negatively impacted our operating profit by approximately $2.7 million in 2009.

As a result of continued foreign sales and business activities, we continue to evaluate derivative financial instruments, including forwards, swaps and purchased options, to manage foreign currency exchange rate changes in the future. We did not hold any such derivatives during 2009, 2008 or 2007 related to foreign currency exchange.

Item 8.	Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2009 Form 10-K on pages F-2 through F-36.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 28, 2009, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of November 28, 2009.

The effectiveness of the Company’s internal control over financial reporting as of November 28, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this 2009 Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required hereunder is set forth in the Proxy Statement under the captions “Election of Directors — Nominees for Election to the Board of Directors”, and “Election of Directors — Information Concerning Nominees and Directors”, and “Corporate Governance — Committees of the Board of Directors”, and “Corporate Governance — Code of Ethics” and is incorporated herein by reference. Additional information required hereunder is set forth in the Proxy Statement under the caption “Beneficial Ownership of the Company’s Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required hereunder is set forth in the Proxy Statement under the captions “Compensation of Executive Officers and Other Information”, and “Corporate Governance — Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance — Meetings and Fees”, and “Corporate Governance — Director Compensation for Fiscal Year 2009” and is incorporated herein by reference.

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

The information required hereunder is set forth in the Proxy Statement under the captions “Corporate Governance — Certain Transactions” and “Corporate Governance — Independence” and under the caption “Corporate Governance — Committees of the Board of Directors” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required herein is set forth in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Accounting Firm — Amounts Paid to PricewaterhouseCoopers LLP.”

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

  (a)(3) Exhibits

2.1	Agreement and Plan of Merger, dated as of October 17, 2007, by and among the Company, PECO Acquisition Company, Perry Equipment Corp., and PECO Management LLC, as the Shareholder Representative. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 18, 2007.
3.1	The registrant’s Second Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007.
3.2	The registrant’s By-Laws, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2007.
3.3	Certificate of Designation of Series B Junior Participating Preferred Stock of CLARCOR as filed with the Secretary of State of the State of Delaware on April 2, 1996. Incorporated by reference to Exhibit 4.5 to the Registration Statement on Form 8-A filed April 3, 1996.
4.1	Certain instruments defining the rights of holders of long-term debt securities of CLARCOR and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. CLARCOR hereby agrees to furnish copies of these instruments to the SEC upon request.
*10.1	The registrant’s Amended and Restated Deferred Compensation Plan for Directors of CLARCOR dated January 1, 2008.+
*10.2	The registrant’s Amended and Restated CLARCOR Deferred Compensation Plan dated January 1, 2008.+
10.2(a)	The registrant’s Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1984.+
*10.2(b)	The registrant’s Amended and Restated Executive Retirement Plan dated December 20, 1999 (the “Grandfathered Plan”).+
*10.2(c)	The registrant’s Amended and Restated CLARCOR Executive Retirement Plan dated January 1, 2008 (the “Later ERP”).+
*10.2(d)	Amendment No. 1 to the Grandfathered Plan effective as of December 14, 2009.+

10.2(e)	Amendment No.1 to the Later ERP dated and effective as of December 14, 2009. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on December 17, 2009.+
*10.2(f)	The registrant’s Amended and Restated CLARCOR Supplemental Pension Plan dated January 1, 2008.+
10.2(g)	The registrant’s Supplemental Retirement Plan (as amended and restated effective December 1, 1994). Incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 1994.+
10.4	Form of Change in Control Agreement with each of Norman E. Johnson, Sam Ferrise, Bruce A. Klein, David J. Lindsay, Richard M. Wolfson and other Company executives. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on December 30, 2008 (the “2008 8-K”).+
10.4(a)	Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 17, 2000. Incorporated by reference to Exhibit 10.4(c)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2000 (the “2000 10-K”).+
10.4(b)	First Amendment to Amended and Restated Employment Agreement with Norman E. Johnson dated as of January 19, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on January 23, 2008.+
10.4(c)	Second Amendment to Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 29, 2008. Incorporated by reference to Exhibit 10.2 to the 2008 8-K.+
10.4(d)	Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 1997 (the “1997 10-K”).+
10.4(e)	Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit 10.4(e) to the 1997 10-K.+
10.5	The registrant’s 1994 Incentive Plan (the “1994 Plan”) as amended through June 30, 2000. Incorporated by reference to Exhibit 10.5 to the 2000 10-K.+
10.5	Amendment to the 1994 Plan adopted December 18, 2000. Incorporated by reference to Exhibit 10.5(a) to the 2000 10-K.+
10.5(a)	The registrant’s 2004 Incentive Plan (the “2004 Plan”). Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 20, 2003 for the Annual Meeting of Shareholders held on March 24, 2003.+
10.5(b)	Amendment to the 1994 Plan and to the 2004 Plan. Incorporated by reference to Exhibit 10.5(c) to the Company’s Annual Report for the fiscal year ended November 29, 2003.+
10.6	Credit Agreement dated as of December 18, 2007, by and among the Company, the lenders party thereto, J.P. Morgan Chase Bank, National Association, as administrative agent, and certain other lenders or affiliates thereof acting in the capacity of agent, book runner or arranger. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2007.
10.7	Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including grants to executive officers made in FY 2007. Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006 (the “2006 10-K”).+
10.7(a)	Form of Stock Option Agreement used by Company for executive officers and certain other senior members of Company management receiving stock option awards in FY 2009. Incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007.+

*10.7(b)	Form of Restricted Stock Agreement used by Company for all employees receiving restricted stock units, including executive officers.+
10.8	CLARCOR Value Added Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 9, 2007 for the Annual Meeting of Shareholders held on March 26, 2007.+
10.9	CLARCOR Inc. 2009 Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement dated February 13, 2009 for the Annual Meeting of Shareholders held on March 23, 2009.+
*10.10	Summary of Compensation Paid to Non-Employee Directors and Named Executive Officers.+
*12.1	Statement Re Computation of Certain Ratios.
*13	The “11-Year Financial Review.”
*21	Subsidiaries of the Registrant.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Norman E. Johnson, Chairman, President and Chief Executive Officer of the Company, pursuant to Rule13a-14(a) of the Exchange Act.
*31.2	Certification of Bruce A. Klein, Vice President — Finance and Chief Financial Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*32.1	Certification of Norman E. Johnson, Chairman, President and Chief Executive Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32.2	Certification of Bruce A. Klein, Vice President — Finance and Chief Financial Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 22, 2010

CLARCOR Inc. (Registrant)
By:	/s/ Norman E. Johnson Norman E. Johnson Chairman of the Board, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 22, 2010	By:	/s/ Norman E. Johnson Norman E. Johnson Chairman of the Board, President & Chief Executive Officer and Director
Date: January 22, 2010	By:	/s/ Bruce A. Klein Bruce A. Klein Vice President — Finance & Chief Financial Officer & Chief Accounting Officer
Date: January 22, 2010	By:	/s/ J. Marc Adam J. Marc Adam Director
Date: January 22, 2010	By:	/s/ James W. Bradford, Jr. James W. Bradford, Jr. Director
Date: January 22, 2010	By:	/s/ Robert J. Burgstahler Robert J. Burgstahler Director
Date: January 22, 2010	By:	/s/ Paul Donovan Paul Donovan Director
Date: January 22, 2010	By:	/s/ Robert H. Jenkins Robert H. Jenkins Director
Date: January 22, 2010	By:	/s/ Philip R. Lochner, Jr. Philip R. Lochner, Jr. Director
Date: January 22, 2010	By:	/s/ James L. Packard James L. Packard Director

CLARCOR Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended November 30,
2009, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders
CLARCOR Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries (the “Company”) at November 28, 2009 and November 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 28, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2)presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 28, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, appearing on page 32 of the 2009 Form 10-K under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in fiscal year 2008.

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

Nashville, Tennessee
January 22, 2010

CLARCOR Inc.

CONSOLIDATED BALANCE SHEETS
November 30, 2009 and 2008
(Dollars in thousands except per share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$59,277	$40,715
Restricted cash	762	473
Short-term investments	32,171	7,269
Accounts receivable, less allowance for losses of $15,150 for 2009 and $13,267 for 2008	164,545	194,864
Inventories	157,416	158,201
Deferred income taxes	27,567	23,121
Prepaid expenses and other current assets	6,790	7,928
Total current assets	448,528	432,571
Plant assets, at cost, less accumulated depreciation	188,091	192,599
Goodwill	228,182	223,964
Acquired intangibles, less accumulated amortization	95,990	95,089
Deferred income taxes	630	224
Other noncurrent assets	12,469	13,435
Total assets	$973,890	$957,882
LIABILITIES
Current liabilities:
Current portion of long-term debt	$99	$128
Accounts payable and accrued liabilities	126,424	138,292
Income taxes	5,419	5,083
Total current liabilities	131,942	143,503
Long-term debt, less current portion	52,096	83,822
Postretirement healthcare benefits	689	642
Long-term pension liabilities	61,746	27,307
Deferred income taxes	32,136	39,317
Other long-term liabilities	5,394	7,360
Total liabilities	284,003	301,951
Contingencies
Minority interests	3,268	4,172
SHAREHOLDERS’ EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 120,000,000 shares, issued 50,392,571 in 2009 and 50,794,422 in 2008	50,393	50,794
Capital in excess of par value	36,814	48,025
Accumulated other comprehensive loss	(32,879)	(26,562)
Retained earnings	632,291	579,502
Total shareholders’ equity	686,619	651,759
Total liabilities and shareholders’ equity	$973,890	$957,882

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF EARNINGS
for the years ended November 30, 2009, 2008 and 2007
(Dollars in thousands except per share data)

	2009	2008	2007
Net sales	$907,748	$1,059,601	$921,191
Cost of sales	628,460	719,726	641,457
Gross profit	279,288	339,875	279,734
Selling and administrative expenses	173,555	187,952	149,920
Operating profit	105,733	151,923	129,814
Other income (expense):
Interest expense	(2,120)	(6,532)	(1,010)
Interest income	278	1,373	1,619
Other, net	1,758	(1,393)	86
	(84)	(6,552)	695
Earnings before income taxes and minority interests	105,649	145,371	130,509
Provision for income taxes	33,819	49,310	39,675
Earnings before minority interests	71,830	96,061	90,834
Minority interests in earnings of subsidiaries	(287)	(407)	(175)
Net earnings	$71,543	$95,654	$90,659
Net earnings per share:
Basic	$1.41	$1.88	$1.80
Diluted	$1.40	$1.86	$1.78
Average number of shares outstanding:
Basic	50,779,594	50,783,862	50,345,774
Diluted	51,045,131	51,410,436	50,885,314

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the years ended November 30, 2009, 2008 and 2007
(Dollars in thousands except per share data)

	Common Stock					Accumulated Other Comprehensive Earnings (Loss)
	Issued		In Treasury		Capital in Excess of Par Value		Retained Earnings	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance, November 30, 2006	51,082,083	$51,082	—	$—	$3,400	$103	$482,924	$537,509
Net earnings	—	—	—	—	—	—	90,659	90,659
Other comprehensive earnings, net of tax:
Minimum pension liability adjustment	—	—	—	—	—	1,679	—	1,679
Translation adjustments	—	—	—	—	—	9,025	—	9,025
Total comprehensive earnings								101,363
Adoption of pension liability guidance, net of tax of $2,906	—	—	—	—	—	(4,895)	—	(4,895)
Stock options exercised	353,215	353	—	—	3,638	—	—	3,991
Tax benefit applicable to stock options	—	—	—	—	3,028	—	—	3,028
Issuance of stock under award plans	56,001	56	—	—	1,636	—	—	1,692
Purchase treasury stock	—	—	(2,272,477)	(74,863)	—	—	—	(74,863)
Retire treasury stock	(2,272,477)	(2,272)	2,272,477	74,863	(14,631)	—	(57,960)	—
Stock option expense	—	—	—	—	2,929	—	—	2,929
Cash dividends — $0.2975 per common share	—	—	—	—	—	—	(15,024)	(15,024)
Balance, November 30, 2007	49,218,822	49,219	—	—	—	5,912	500,599	555,730
Net earnings	—	—	—	—	—	—	95,654	95,654
Other comprehensive earnings, net of tax:
Pension and other postretirement benefits liability adjustments	—	—	—	—	—	(4,706)	—	(4,706)
Pension curtailment	—	—	—	—	—	(6,478)	—	(6,478)
Translation adjustments	—	—	—	—	—	(21,290)	—	(21,290)
Total comprehensive earnings								63,180
Adoption of new income tax guidance	—	—	—	—	—	—	(67)	(67)
Stock issued for business acquisition	2,137,797	2,138	—	—	69,816	—	—	71,954
Stock options exercised	389,459	389	—	—	6,796	—	—	7,185
Tax benefit applicable to stock options	—	—	—	—	2,752	—	—	2,752
Issuance of stock under award plans	48,344	48	—	—	1,553	—	—	1,601
Purchase treasury stock	—	—	(1,000,000)	(37,260)	—	—	—	(37,260)
Retire treasury stock	(1,000,000)	(1,000)	1,000,000	37,260	(36,260)	—	—	—
Stock option expense	—	—	—	—	3,368	—	—	3,368
Other	—	—	—	—	—	—	161	161
Cash dividends — $0.3300 per common share	—	—	—	—	—	—	(16,845)	(16,845)
Balance, November 30, 2008	50,794,422	50,794	—	—	48,025	(26,562)	579,502	651,759
Adoption of pension and other postretirement plans measurement date guidance, net of tax	—	—	—	—	—	(268)	(293)	(561)
Balance, December 1, 2008	50,794,422	50,794	—	—	48,025	(26,830)	579,209	651,198
Net earnings	—	—	—	—	—	—	71,543	71,543
Other comprehensive earnings, net of tax:
Pension and other postretirement benefits liability adjustments	—	—	—	—	—	(20,766)	—	(20,766)
Translation adjustments	—	—	—	—	—	14,717	—	14,717
Total comprehensive earnings								65,494
Stock options exercised	205,031	205	—	—	1,355	—	—	1,560
Tax benefit applicable to stock options	—	—	—	—	1,809	—	—	1,809
Issuance of stock under award plans	81,318	82	—	—	1,677	—	—	1,759
Purchase treasury stock	—	—	(688,200)	(19,767)	—	—	—	(19,767)
Retire treasury stock	(688,200)	(688)	688,200	19,767	(19,079)	—	—	—
Stock option expense	—	—	—	—	3,027	—	—	3,027
Other	—	—	—	—	—	—	221	221
Cash dividends — $0.3675 per common share	—	—	—	—	—	—	(18,682)	(18,682)
Balance, November 30, 2009	50,392,571	$50,393	—	$—	$36,814	$(32,879)	$632,291	$686,619

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended November 30, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net earnings	$71,543	$95,654	$90,659
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,005	25,231	20,858
Amortization	4,957	5,157	2,531
Other noncash items	(332)	—	—
Minority interests in earnings of subsidiaries	287	407	175
Net loss (gain) on disposition of plant assets	(47)	(282)	1,003
Impairment of plant assets	1,200	—	—
Stock-based compensation expense	4,088	4,474	4,014
Excess tax benefit from stock-based compensation	(1,854)	(2,469)	(2,759)
Changes in assets and liabilities, net of business acquisitions:
Restricted cash, current portion	(289)	582	564
Short-term investments	(24,902)	(2,385)	27,311
Accounts receivable	38,194	(7,611)	(4,508)
Inventories	6,057	(6,277)	(2,929)
Prepaid expenses and other current assets	1,426	1,995	1,338
Other noncurrent assets	1,060	858	104
Accounts payable, accrued liabilities and other liabilities	(23,499)	(15,284)	(555)
Pension assets and liabilities, net	6,950	293	1,360
Income taxes	3,422	4,568	(3,755)
Deferred income taxes	(862)	2,225	1,913
Net cash provided by operating activities	113,404	107,136	137,324
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(11,918)	(74,921)	(12,319)
Additions to plant assets	(21,740)	(34,908)	(37,024)
Disposition of plant assets	815	909	1,539
Investment in affiliate	(1,794)	(2,000)	—
Proceeds from insurance claims	500	2,025	—
Other, net	(65)	(5)	(63)
Net cash used in investing activities	(34,202)	(108,900)	(47,867)
Cash flows from financing activities:
Net (payments) proceeds under multicurrency revolving credit agreement	(40,000)	75,000	—
Borrowings under long-term debt	8,410	—	—
Payments on long-term debt	(838)	(16,092)	(4,623)
Sale of capital stock under stock option and employee purchase plans	3,616	8,883	6,229
Purchase of treasury stock	(19,767)	(37,260)	(74,863)
Excess tax benefit from stock-based compensation	1,854	2,469	2,759
Cash dividends paid	(18,682)	(16,845)	(15,024)
Net cash (used in) provided by financing activities	(65,407)	16,155	(85,522)
Net effect of exchange rate changes on cash	4,767	(9,735)	3,073
Net change in cash and cash equivalents	18,562	4,656	7,008
Cash and cash equivalents, beginning of period	40,715	36,059	29,051
Cash and cash equivalents, end of period	$59,277	$40,715	$36,059
Cash paid during the period for:
Interest	$708	$4,101	$644
Income taxes, net of refunds	$32,208	$42,346	$41,295

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A. Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of fiscal year-end 2009. CLARCOR Inc. and its subsidiaries are hereinafter collectively referred to as the “Company” or “CLARCOR”. The Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. All intercompany accounts and transactions have been eliminated.

Use of Management’s Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Review of Subsequent Events

The Company performed a review of subsequent events through January 22, 2010, the date the Consolidated Financial Statements were issued, and concluded no events or transactions occurred during that period requiring recognition or disclosure.

Accounting Period

The Company’s fiscal year-end is the Saturday closest to November 30. The fiscal years ended November 28, 2009, November 29, 2008 and December 1, 2007 were comprised of fifty-two weeks. In the Consolidated Financial Statements, all fiscal years are shown to begin as of December 1 and end as of November 30 for clarity of presentation.

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period and equity accounts are translated at historical rates. Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated with other comprehensive earnings (losses) as a separate component of shareholders’ equity and are presented in the Consolidated Statements of Shareholders’ Equity.

Cash and Cash Equivalents, Restricted Cash and Short-term Investments

Highly liquid investments with an original maturity of three months or less when purchased or that are readily saleable are considered to be cash and cash equivalents. Restricted cash primarily represents cash balances held by a German bank as collateral for certain guarantees of an overseas subsidiary. Restricted cash classified as current corresponds to guarantees that expire within one year. The Company also has $1,040 and $972 of noncurrent restricted cash recorded in other noncurrent assets as of November 30, 2009 and 2008, respectively, corresponding to guarantees that expire longer than one year from the dates of the Consolidated Balance Sheets.

Cash and cash equivalents, restricted cash and short-term investments represent financial instruments with potential credit risk. The Company mitigates the risk by investing the assets with financially strong institutions and by limiting the amount of credit exposure to any one institution.

Short-term investments primarily include tax-exempt municipal money market funds classified as trading securities. Short-term investments are carried at fair value. Management determines the appropriate classification of its short-term investments at the time of acquisition and reevaluates such determination at each balance sheet date. The carrying values of cash and cash equivalents and restricted cash approximate fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Derivatives

From time-to-time, the Company may make use of derivative financial instruments to manage certain interest rate and foreign currency risks. Interest rate swap agreements may be utilized to convert certain floating rate debt into fixed rate debt (see Note G). Unrealized gains or losses are recorded in interest expense in the Consolidated Statements of Earnings, and periodic settlement payments are a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. The Company recognizes all derivatives on the balance sheet at fair value (see Note E). Derivatives that are not accounted for as hedges are adjusted to fair value through income.

The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In addition, the Company assesses (both at the hedge’s inception and on an ongoing basis) the effectiveness of the derivatives that are used in hedging transactions. If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company would discontinue hedge accounting prospectively. Ineffective portions of changes in the fair value of cash flow hedges would be recognized in earnings. At November 30, 2009 and 2008, the Company did not have any derivative financial instruments that qualified for hedge accounting.

Accounts Receivable and Allowance for Losses

Trade accounts receivable are recorded at the invoiced amount and generally do not bear interest. Trade accounts receivable represent financial instruments with potential credit risk. The allowance for losses is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on economic conditions in the industries to which the Company sells and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends. The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations. The Company reviews its allowance for doubtful accounts monthly. Past due balances over ninety days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories of approximately $24,000 and $26,000 are stated at the lower of weighted average cost or market at November 30, 2009 and 2008, respectively. The Company periodically assesses its inventories for potential excess, slow movement and obsolescence and adjusts inventory values accordingly. Inventories are summarized as follows:

	2009	2008
Raw materials	$57,579	$60,575
Work in process	23,405	27,318
Finished products	76,432	70,308
	$157,416	$158,201

Plant Assets

Depreciation is determined by the straight-line method for financial statement purposes and by the accelerated method for tax purposes. The provision for depreciation is based on the estimated useful lives of the assets (15 to 40 years for buildings and improvements, the shorter of the asset life or the life of the lease for leasehold improvements and leased equipment and 3 to 15 years for machinery and equipment). It is the Company’s policy to capitalize the cost of renewals and betterments and to charge to expense the cost of current maintenance and repairs. When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s books and the resulting gain or loss is reflected in earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Goodwill and Acquired Intangible Assets

The Company recognizes the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill. Goodwill is tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. Impairment losses would be recognized whenever the implied fair value of goodwill is less than its carrying value.

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite. Most of the Company’s trade names and trademarks have indefinite useful lives and are subject to impairment testing. All other acquired intangible assets, including patents (average thirteen year life), and other identifiable intangible assets with lives ranging from two to thirty years, are being amortized using the straight-line method over the estimated periods to be benefited. The Company reviews the lives of its definite-lived intangible assets annually, and if necessary, impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Impairment of Long-Lived Assets

The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including plant assets, associated identifiable intangible assets and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As discussed in Note K, the Company recorded an impairment charge of $1,200 for the year ended November 30, 2009.

Income Taxes

The Company provides for income taxes and recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company adopted new income tax guidance pertaining to uncertain tax positions issued by the Financial Accounting Standards Board (“FASB”) at the beginning of fiscal year 2008. This new guidance was issued to clarify what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The provisions of this guidance apply broadly to all tax positions taken by a company, including decisions to not report income in a tax return or to classify a transaction as tax exempt. The prescribed approach is determined through a two-step benefit recognition model. The amount of benefit to recognize is measured as the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.

Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss), net of tax, consists of foreign currency translation adjustments and pension related gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through net periodic benefit costs. The components of the ending balances of accumulated other comprehensive earnings (loss) are as follows:

	2009	2008	2007
Pension liability, net of tax	$(39,212)	$(18,178)	$(6,994)
Translation adjustments, net of tax	6,333	(8,384)	12,906
Accumulated other comprehensive earnings (loss)	$(32,879)	$(26,562)	$5,912

The pension liability is net of tax of $22,796, $10,790 and $4,152 for the years ended November 30, 2009, 2008 and 2007, respectively. The translation adjustments are net of tax of $155 for each of the years ended November 30, 2009, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Stock-based Compensation

Stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the beginning of fiscal year 2006. The Company issues stock option awards and restricted stock unit awards to employees and issues stock option awards and restricted stock to non-employee directors under its stock-based incentive plans. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Compensation cost related to restricted stock units is recorded based on the market price of the Company’s common stock on the grant date. The Company recognizes compensation expense from the date of grant on a straight-line basis over a four year period or to the date retirement eligibility is achieved, whichever is shorter. For those who are already retirement eligible on the date of grant, compensation expense is recognized immediately.

Revenue Recognition

In general, revenue is recognized when product ownership and risk of loss have transferred to the customer or performance of services is complete and the Company has no remaining obligations regarding the transaction. Estimated discounts, rebates and sales returns are recorded as a reduction of sales in the same period revenue is recognized. Shipping and handling costs are recorded as revenue when billed to customers. The related shipping and handling expenses are included in cost of sales.

The Company acquired a business during 2008, as discussed in Note B, which uses the percentage of completion accounting revenue recognition method for qualifying contracts under which products are manufactured to customer specifications. Approximately $35,600 and $29,000 of the Company’s total revenue for fiscal year 2009 and 2008, respectively, was recognized under the percentage of completion accounting method. Revenue is recognized on contracts utilizing the percentage of completion method based on costs incurred as a percentage of estimated total costs. Revenue recognized on uncompleted contracts in excess of amounts billed to customers is reflected as a current asset. Amounts billed to customers in excess of revenue recognized on uncompleted contracts are reflected as a current liability. When it is estimated that a contract will result in a loss, the entire amount of the estimated loss is accrued. The effect of revisions in costs and profit estimated for contracts is reflected in the accounting period in which the facts requiring the revisions become known.

Product Warranties

The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time existence of the claims is known and the amounts are reasonably determinable.

Research and Development

The Company charges research and development costs, relating to the development of new products or the improvement or redesign of its existing products, to expense when incurred. These costs were approximately $9,595 in 2009, $9,343 in 2008 and $8,996 in 2007.

Self-Insurance

Insurance coverage is generally obtained for certain property and casualty exposures, as well as risks that require insurance by law or contract. The Company self-insures for certain other insurable risks: primarily workers’ compensation, general liability, property losses and employee medical coverage. The Company carries insurance for certain losses above specified amounts. Liabilities are determined using actuarial estimates of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis.

Guarantees

The Company has provided letters of credit of approximately $23,395 to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

New Pronouncements

During the fourth quarter of fiscal year 2009, the Company adopted FASB-issued guidance on retirement benefits requiring the funded status of pension and other postretirement plans be measured as of the date of the Consolidated Balance Sheet. The Company previously used a November 1st measurement date. The impact of the transition to fiscal year-end measurement dates was recorded as an adjustment to beginning fiscal year 2009 balances as summarized below.

	December 1, 2008 Prior to Adjustment for Measurement Date	Adjustment for Measurement Date	December 1, 2008 After Adjustment for Measurement Date
Noncurrent deferred income taxes	$39,317	$(325)	$38,992
Liability for postemployment benefits	27,307	886	28,193
Accumulated other comprehensive loss	(26,562)	(268)	(26,830)
Retained earnings	579,502	(293)	579,209

In August 2009, the FASB issued guidance regarding the measuring of liabilities at fair value. The guidance indicates that if an identical liability is traded in an active market, the quoted price of that liability represents a Level 1 fair value measurement. If a quoted price for an identical liability traded in an active market is not available, an entity must use one of the following approaches to maximize the use of relevant observable inputs and minimize the use of unobservable inputs: (1) the quoted price of the identical liability when traded as an asset in an active market, (2) the quoted price of the identical liability or the identical liability when traded as an asset in an inactive market, (3) the quoted price for similar liabilities or similar liabilities when traded as assets in an inactive market, or (4) another valuation technique that is consistent with FASB Accounting Standards Codification (“Codification”) Topic 820, such as an income approach or a market approach. The guidance was effective upon issuance, and is applicable to the Company’s fair value measurement of the interest rate agreement and the disclosure of the fair value estimate of the Company’s long-term debt at November 30, 2009.

On June 29, 2009, the FASB issued guidance establishing the Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on changes in the Codification. All content in the Codification carries the same level of authority, and the U.S. GAAP hierarchy was modified to include only two levels of U.S. GAAP: authoritative and nonauthoritative. The Codification is effective for the Company’s interim and annual periods beginning with the Company’s year ending November 30, 2009. Adoption of the Codification affected disclosures in the Consolidated Financial Statements by eliminating references to previously issued accounting literature, such as FASBs, EITFs and FSPs.

In May 2009, the FASB issued guidance establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. This guidance was adopted for the Company’s quarterly period ended August 29, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

In April 2009, the FASB issued guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The guidance also re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined. The scope of this guidance does not include asset and liability measurements based upon quoted prices in active markets for identical assets (level 1 inputs). The Company adopted this guidance, which is applied prospectively to all fair value measurements where appropriate, effective as of the beginning of the third quarter of fiscal year 2009. The majority of the Company’s fair value measurements (see Note E) consist of level 1 inputs, except for the interest rate agreement, which expired January 1, 2010.

In April 2009, the FASB issued guidance requiring publicly-traded companies to provide disclosures on the fair value of financial instruments in interim financial statements. This guidance was adopted effective as of the beginning of the third quarter of fiscal year 2009. The Company added additional disclosures similar to Note E in its interim Consolidated Condensed Financial Statements.

In December 2008, the FASB expanded the required disclosures for pension and other postretirement plans by requiring disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentration of risk. Additionally, an employer is required to disclose information about the valuation of plan assets. This accounting guidance is effective for the Company’s fiscal year 2010 and will affect the disclosures in the financial statements.

During fiscal year 2009, the Company adopted additional FASB guidance relating to nonrecurring measurements of nonfinancial assets and liabilities, which had been previously deferred by the FASB in February 2008. Effective December 1, 2007, the Company adopted FASB guidance, which defines fair value, establishes a framework for measuring fair value pursuant to GAAP and expands disclosures about fair value. These provisions relate to the Company’s financial assets and liabilities. See Note E for further discussion.

In June 2008, the FASB issued guidance that requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per share pursuant to the two-class method. This guidance is effective for the Company’s fiscal year 2010 and requires the restatement of all previously reported earnings per share data. The Company’s unvested restricted stock unit awards discussed in Note N qualify as participating securities under this guidance. The Company’s preliminary assessment is the unvested restricted stock unit awards will not materially affect the computation of basic earnings per share or change basic earnings per share as previously reported.

In March 2008, the FASB issued guidance requiring enhanced disclosures of derivative and hedging activity to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The Company adopted this guidance effective as of the beginning of the first quarter of fiscal year 2009 by adding additional disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.

In December 2007, the FASB issued guidance that will affect the Company’s accounting for businesses acquired after November 30, 2009, the presentation of noncontrolling interests, previously called minority interests, in its Consolidated Financial Statements and will also require that assets acquired or liabilities assumed in a business combination and arising from a contingency be recognized at fair value at the acquisition date if the acquisition date fair value can be determined during the measurement period. The Company will adopt this guidance in fiscal year 2010 which will impact the way the Company accounts for future business acquisitions and presents noncontrolling interests. The guidance dealing with noncontrolling interests will be retroactively applied to all period presented in the Company’s Consolidated Financial Statements. Noncontrolling interests will be reflected as part of shareholders’ equity and as a result, will increase shareholders’ equity by $3,268, $4,172 and $4,577 at November 30, 2009, 2008 and 2007, respectively. Additionally, minority interests in earnings of subsidiaries will no longer be deducted in the determination of net earnings.

In September 2006, the FASB issued guidance requiring recognition of the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability in the statement of financial position and to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

recognize changes in the funded status in other comprehensive earnings in the year in which the changes occur. This guidance was effective for recognition of the funded status of the benefit plans for the Company’s fiscal year 2007 and resulted in an after-tax decrease to shareholders’ equity of $4,895, net of tax of $2,906. See Note I for further discussion of the impact of this change on the Company’s Consolidated Financial Statements.

B. Investments and Business Acquisitions

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for $4,000, payable $2,000 in cash at the acquisition date with the remaining $2,000 to be paid by December 31, 2009. The Company paid the remaining $2,000 during fiscal year 2009. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPH’s operating income. The investment, with a carrying amount of $4,045 included in other noncurrent assets, is being accounted for under the equity method of accounting. The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of the investee based on the percentage of ownership, as well as the receipt of any dividends. During the year ended November 30, 2008, the Company received dividends of $206 from BPH. The equity investment is periodically reviewed for indicators of impairment. The Company’s share of undistributed earnings was not material at November 30, 2009 or 2008.

Business Acquisitions

On April 20, 2009, the Company purchased the remaining 20% minority interest in its consolidated subsidiary based in Weifang, China for $4,592 including acquisition costs. This subsidiary is part of the Company’s Engine/Mobile Filtration segment and manufactures heavy-duty engine filters, certain lines of environmental filters and filter systems and filters used in off-shore oil drilling. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. Acquired intangible assets of $1,960 were recorded in connection with the purchase. The $222 excess of the initial purchase price over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill.

On April 6, 2009, the Company purchased Weifang Yuhua Filters Ltd. (“Yuhua”), based in Weifang, China for $643, excluding cash acquired and including acquisition costs. Yuhua manufactures heavy-duty engine filters. The business is included in the Company’s Engine/Mobile Filtration segment from the date of acquisition. The acquisition is not material to the results of the Company. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. The Company did not recognize any goodwill in connection with this acquisition.

On February 1, 2009, the Company purchased 85% ownership interests in Pujiang Novaeastern International Mesh Co., Ltd. (“Pujiang”) and Quzhou Chinagrace Filter Co., Ltd. (“Quzhou”). Both companies are based in China and were under common ownership. Pujiang and Quzhou are manufacturers of wire mesh filtration products sold primarily to the fibers, resin and aerospace industries. The combined purchase price for the ownership interests in both companies was $618, excluding cash acquired and including acquisition costs. The Company has the right, but not the obligation, to purchase the remaining 15% ownership interests using a formula based on the combined companies’ future operating results. The businesses are included in the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The acquisition is not material to the results of the Company. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. Acquired intangible assets of $201 were recorded in connection with the purchase. The Company did not recognize any goodwill in connection with this acquisition.

On January 16, 2009, the Company purchased certain assets of Meggitt (UK) Limited (“Meggitt”), for $578. This business was acquired to expand the Company’s product range of aerospace filters sold primarily to European aircraft manufacturers and aerospace parts distributors. The purchased assets were combined into an existing Company subsidiary which is part of the Company’s Industrial/Environmental Filtration segment. The Company expects to make an additional payment in 2010 of approximately $146 to the former owner of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Meggitt assets contingent upon the renewal of a contract with a customer. The acquisition is not material to the results of the Company. An allocation of the purchase price for the acquisition has been made to major categories of assets. Acquired intangible asets included customer relationships valued at $201 which will be amortized over their estimated useful life of 13 years. The $231 excess of the initial purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

On December 29, 2008, the Company purchased the Keddeg Company (“Keddeg”), a manufacturer of aerospace filtration products based in Lenexa, Kansas. The purchase price was $5,570, excluding cash acquired and including acquisition costs. Keddeg’s results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The acquisition is not material to the results of the Company. An allocation of the purchase price has been made to major categories of assets and liabilities assumed. The $1,828 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of the identifiable intangible assets and their respective lives are shown in the following table.

Identifiable Intangible Asset	Value	Estimated Useful Life
Trade names	$553	Indefinite
Non-compete agreements	86	5 years
Customer relationships	875	12 years
Developed technology	1,256	10 years
Total fair value	$2,770

On December 3, 2007, the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper. Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China. Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells. Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the oil and natural gas industries. Its results are included as part of the Company’s Industrial/Environmental Filtration segment since the date of acquisition. The purchase price was $145,807 excluding cash acquired and including acquisition costs. The Company issued 2,137,797 shares of CLARCOR common stock with a value of approximately $71,954 and paid the remaining purchase price with available cash of $5,301 and $80,000 of cash borrowed under the Company’s multicurrency revolving credit agreement. For accounting purposes, the basis for determining the value of the common stock issued in connection with the acquisition was the average closing price per share of CLARCOR stock for the five trading days centered on the October 17, 2007 announcement of the purchase agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

During fiscal year 2009, the Company resolved various tax accrual issues resulting in a decrease to goodwill of $510. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. The $101,477 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of the identifiable intangible assets and their respective lives are shown in the following table.

Identifiable Intangible Asset	Value	Estimated Useful Life
Trade names	$11,800	Indefinite
Non-compete agreements	800	2 years
Customer relationships	14,200	15 years
Developed technology	20,300	16 years
Total fair value	$47,100

The following condensed balance sheet is based on the fair values of the assets acquired and liabilities assumed as of December 3, 2007.

Cash	$11,448
Accounts receivable, less allowance for losses	18,658
Inventory, net	15,220
Prepaid expenses and current assets	2,512
Current deferred tax assets	2,119
Plant assets	17,114
Goodwill	101,477
Trademarks and trade names	11,800
Other acquired intangibles	35,300
Other noncurrent assets	1,013
Total assets acquired	216,661
Current notes payable	(7,411)
Accounts payable and accrued liabilities	(32,102)
Long-term deferred tax liabilities	(17,954)
Long-term liabilities	(1,939)
Net assets acquired	157,255
Less cash acquired	(11,448)
Assets acquired, net of cash	$145,807

The following unaudited pro forma information summarizes the results of operations as if the Peco acquisition had been completed as of the beginning of fiscal year 2007. The pro forma information gives effect to actual operating results prior to the acquisition, adjusted to include the estimated pro forma effect of interest expense, depreciation, amortization of intangible assets, income taxes and the additional Company shares issued. These pro forma amounts are based on an allocation of the purchase price to estimates of the fair values of the assets acquired and liabilities assumed. The pro forma amounts include the Company’s determination of purchase accounting adjustments based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma results do not include the impact of any revenues, costs or other operating synergies and non-recurring charges resulting from the acquisition. In addition, management has performed a review of the respective accounting policies and has determined that conforming Peco’s policies to the Company’s policies, where applicable, creates no significant differences that impact the unaudited pro forma amounts shown below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The unaudited pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

For the Year Ended November 30, 2007 (Unaudited)
Net sales	$1,034,815
Operating profit	136,955
Net earnings	93,174
Earnings per share – basic	$1.78
Earnings per share – diluted	$1.76

Also in December 2007, the Company purchased a distributor of engineered filtration products in Canada for $1,402 including acquisition costs. During fiscal year 2008, $811 of the purchase price was paid, $198 was paid during fiscal year 2009 and the remaining amount will be paid over the next three years. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. The $698 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The business is included in the Industrial/Environmental Filtration segment from the date of acquisition and is not material to the results of the Company.

On March 5, 2007, the Company acquired an 80% ownership share in Sinfa SA, a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, which is included in the Engine/Mobile Filtration segment from the date of acquisition. As part of the purchase agreement, the Company and the minority owners each have an option to require the purchase of the remaining 20% ownership share by the Company after December 31, 2012. As of the end of 2009, the preliminary purchase price for such 20% ownership share is estimated to be $3,364 based on the formula in the purchase agreement. Any change in the estimated purchase price for the remaining ownership share will be adjusted through net earnings. During fiscal year 2009, the Company was refunded a portion of its purchase price which had been held in escrow. This refund reduced goodwill by $243.

During fiscal year 2009, the Company paid an additional $160 related to a 2006 Industrial/Environmental Filtration segment acquisition, pursuant to the terms of the purchase agreement. The payment was recorded as goodwill. Additional payments, not to exceed approximately $923, may be required in future years based on the operating performance of this entity.

Also during fiscal year 2009, the Company recognized additional tax benefits related to a prior year acquisition which increased goodwill by $580.

C. Plant Assets

Plant assets at November 30, 2009 and 2008 were as follows:

	2009	2008
Land	$8,801	$8,757
Buildings and building fixtures	98,264	97,459
Machinery and equipment	317,686	309,213
Construction in process	22,490	23,994
	447,241	439,423
Accumulated depreciation	(259,150)	(246,824)
	$188,091	$192,599

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

D. Goodwill and Acquired Intangible Assets

The following table reconciles the activity for goodwill by segment for fiscal years 2009 and 2008. All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Balance at 2007:	$24,185	$100,533	$—	$124,718
Acquisitions	14	102,942	—	102,956
Currency translation adjustments	(3,056)	(654)	—	(3,710)
Balance at 2008	21,143	202,821	—	223,964
Acquisitions	(21)	2,289	—	2,268
Currency translation adjustments	1,429	521	—	1,950
Balance at 2009	$22,551	$205,631	$—	$228,182

The Company completed an annual impairment review at each fiscal year-end and concluded there was no impairment of goodwill. In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present value method that discounted future cash flows. Such valuations are sensitive to assumptions associated with cash flow growth, discount rates, terminal value and the aggregation of reporting unit components. The Company further assessed the reasonableness of these estimates by using valuation methods based on market multiples.

The following table summarizes acquired intangible assets by segment. Other acquired intangible assets include parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Balance at 2009:
Trademarks, gross – indefinite lived	$603	$41,022	$—	$41,625
Trademarks, gross – finite lived	329	488	—	817
Accumulated amortization	(44)	(276)	—	(320)
Trademarks, net	$888	$41,234	$—	$42,122

Customer relationships, gross	$4,135	$34,179	$—	$38,314
Accumulated amortization	(1,212)	(8,190)	—	(9,402)
Customer relationships, net	$2,923	$25,989	$—	$28,912

Other acquired intangibles, gross	$243	$35,951	$—	$36,194
Accumulated amortization	(243)	(10,995)	—	(11,238)
Other acquired intangibles, net	$—	$24,956	$—	$24,956
Balance at 2008:
Trademarks, gross – indefinite lived	$603	$40,469	$—	$41,072
Trademarks, gross – finite lived	295	488	—	783
Accumulated amortization	(28)	(262)	—	(290)
Trademarks, net	$870	$40,695	$—	$41,565

Customer relationships, gross	$2,155	$32,967	$—	$35,122
Accumulated amortization	(1,094)	(5,860)	—	(6,954)
Customer relationships, net	$1,061	$27,107	$—	$28,168

Other acquired intangibles, gross	$243	$33,882	$—	$34,125
Accumulated amortization	(238)	(8,531)	—	(8,769)
Other acquired intangibles, net	$5	$25,351	$—	$25,356

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The Company performed annual impairment tests on its indefinite-lived intangible assets at each fiscal year-end using the relief-from-royalty method to determine the fair value of its trademarks and trade names. There was no impairment as the fair value was greater than the carrying value for these indefinite-lived intangible assets as of these dates.

In addition, the Company reassessed the useful lives and classification of identifiable finite-lived intangible assets at each year-end and determined that they continue to be appropriate. Amortization expense was $4,957, $5,157 and $2,531 for the years ended November 30, 2009, 2008 and 2007, respectively. The estimated amounts of amortization expense for the next five years are: $4,636 in 2010, $4,575 in 2011, $4,560 in 2012, $4,490 in 2013 and $4,304 in 2014.

E. Fair Value Measurements

The Company measures certain assets and liabilities at fair value, as discussed throughout the footnotes to its Consolidated Financial Statements. Assets and liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at 2009:
Short-term investments	$32,171	$32,171	$—	$—
Restricted trust (part of noncurrent assets)	1,419	1,419	—	—
Interest rate agreement (part of current liabilities)	(961)	—	(961)	—
Balance at 2008:
Short-term investments	$7,269	$7,269	$—	$—
Restricted trust (part of noncurrent assets)	1,428	1,428	—	—
Interest rate agreement (part of long-term liabilities)	(2,007)	—	(2,007)	—

The Company’s short-term investments primarily consist of tax-exempt municipal money market funds which are actively traded. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds. The interest rate agreement’s fair value was determined using the present value of expected future cash flows using forward rates as of the Consolidated Balance Sheet dates and discount rates commensurate with the risks associated with those cash flows. See Note A and Note G for further discussions regarding the interest rate agreement.

F. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities at November 30, 2009 and 2008 were as follows:

	2009	2008
Accounts payable	$54,627	$65,398
Accrued salaries, wages and commissions	8,599	14,292
Compensated absences	7,903	8,004
Accrued insurance liabilities	10,572	9,668
Customer deposits	8,705	11,777
Other accrued liabilities	36,018	29,153
	$126,424	$138,292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

No amounts within the other accrued liabilities amount shown above exceed 5% of total current liabilities.

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience. Changes in the Company’s warranty accrual for the years ended November 30, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Balance at beginning of period, included in other accrued liabilities	$2,494	$1,485	$1,486
Business acquisitions	—	1,732	—
Accruals for warranties issued during the period	2,324	1,015	1,028
Accruals related to pre-existing warranties	39	48	211
Settlements made during the period	(965)	(1,637)	(1,056)
Other adjustments, including currency translation	97	(149)	(184)
Balance at end of period, included in other accrued liabilities	$3,989	$2,494	$1,485

G. Long-Term Debt and Interest Rate Agreement

Long-term debt at November 30, 2009 and 2008 consisted of the following:

	2009	2008
Multicurrency Revolving Credit Agreements, at an interest rate of 0.583% and 1.740%, respectively, at November 30	$35,000	$75,000
Industrial Revenue Bonds, at a weighted average interest rate of 0.51% and 1.30%, respectively, at November 30	15,820	7,410
Note payable, due March 2012, at a fixed interest rate of 6.00% at both year ends	1,116	1,147
Other	259	393
	52,195	83,950
Current portion	(99)	(128)
	$52,096	$83,822

An expected present value technique is used to estimate the fair value of long-term debt. A fair value estimate of $49,513 and $82,858 for long-term debt in 2009 and 2008, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas. The Credit Facility replaced the existing $165,000 five-year multicurrency revolving credit agreement entered into in April 2003. The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins. Commitment fees, letter of credit fees and other fees are also payable as provided in the credit agreement and approximate $100 per year.

Borrowings under the Credit Facility are unsecured, but are guaranteed by certain subsidiaries of the Company. The agreement contains certain restrictive covenants that include limiting new borrowings, maintaining minimum interest coverage and restricting certain changes in ownership. The Credit Facility includes a $75,000 letter of credit subline, against which $8,491 in letters of credit had been issued at both November 30, 2009 and 2008.

As of November 30, 2009 and 2008, the industrial revenue bonds include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031. The interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

rate on this bond is reset weekly. As of November 30, 2009, the industrial revenue bonds also included $8,410 re-issued in cooperation with the South Dakota Economic Development Finance Authority which is due February 1, 2016. The interest rate on this bond is also reset weekly.

Required principal maturities of long-term debt as of year-end 2009 for the next five fiscal years ending November 30 are as follows: $99 in 2010, $92 in 2011, $1,170 in 2012, $35,014 in 2013, $0 in 2014 and $15,820 thereafter.

On January 2, 2008, the Company entered into a fixed rate interest swap agreement (“Swap Agreement”) to manage its interest rate exposure on certain amounts outstanding under the Credit Facility. The Company’s accounting policies for derivatives are discussed in Note A. The Swap Agreement provides for the Company to receive interest at floating rates based on LIBOR and pay a 3.93% fixed interest rate plus an applicable margin on a notional amount of $100,000. Payments pursuant to the Swap Agreement are settled on a net basis quarterly. The agreement expired January 1, 2010. Hedge accounting has not been applied to the Swap Agreement and therefore, unrealized gains or losses are recorded in interest expense in the Consolidated Statements of Earnings. Periodic settlement payments are recorded as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.

The Swap Agreement incorporates by reference the non-financial and financial debt covenants included in the Credit Facility. The Swap Agreement also includes other events which would qualify as a default or termination event, whereby the counterparty could request payment on the derivative instrument. Should the counterparty to the Swap Agreement fail to meet its obligations, the Company would be exposed to greater interest rate fluctuations along with the cost, if any, to extinguish the contract. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with institutions that can be expected to perform fully under the terms of the agreements.

At November 30, 2009 and 2008, the Company had the following derivative in a liability position (see Note E). The Company did not have any derivatives in an asset position at either reporting date.

	Derivatives in Liability Position
Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	Fair Value
2009
Fixed rate interest swap agreement	Current liabilities	$961
Total		$961
2008
Fixed rate interest swap agreement	Other long-term liabilities	$2,007
Total		$2,007

The following table reflects the loss on the interest rate agreement for the years ended November 30, 2009 and 2008, respectively.

Derivatives Not Designated as Hedging Instruments	Location of Loss on Interest Rate Agreement	Amount of Loss on Interest Rate Agreement
		2009	2008
Fixed rate interest swap agreement	Interest expense	$1,123	$2,408

The Company made net settlement payments on the fixed interest rate swap agreement of $2,169 and $401 for the years ended November 30, 2009 and 2008, respectively.

H. Leases

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through December 2025. Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses. Commitments for minimum

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

rentals under noncancelable leases having initial or remaining terms in excess of one year at November 30, 2009 are: $10,624 in 2010, $9,159 in 2011, $7,118 in 2012, $6,324 in 2013, $5,687 in 2014 and $20,873 thereafter. Rent expense totaled $13,804, $12,254 and $9,228 for the years ended November 30, 2009, 2008 and 2007, respectively.

I. Pension and Other Postretirement Plans

The Company has defined benefit pension plans and a postretirement healthcare benefit plan covering certain current and retired employees. During fiscal year 2008, the Company acquired a qualified U.S. pension plan related to the Peco acquisition discussed in Note B. The pension obligation and plan assets on the date of acquisition were $16,399 and $14,561, respectively. Participation in that plan was frozen in 2000, prior to the Company’s acquisition of Peco.

Effective November 30, 2007, the Company adopted FASB guidance requiring recognition of the overfunded or underfunded status of defined pension and other postretirement plans as an asset or liability in the Consolidated Balance Sheet. Changes in that funded status are recognized in accumulated other comprehensive earnings (loss) in the year in which the adoption occurs and in other comprehensive earnings in the following years. Additional FASB guidance regarding the change in the measurement date of pension and other postretirement plans from a November 1st date to the Company’s fiscal year-end date was effective for fiscal year 2009.

The Company has frozen participation in its defined benefit plans. For one of the plans, certain current plan participants continue to participate in the plan, while other current participants do not accrue future benefits under the plan but participate in an enhanced defined contribution plan which offers an increased Company match.

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments. The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant. The Company did not make a voluntary contribution to its qualified U.S. pension plans in 2009, 2008 or 2007. The Company has not determined whether it will make a voluntary contribution to its U.S. qualified plans in 2010; however, it does expect to contribute $55 to its U.S. qualified plans, $5,719 to its U.S. combined nonqualified plans, $407 to its non-U.S. plan and $154 to its postretirement healthcare benefit plan to pay benefits during 2010.

The accumulated benefit obligation (“ABO”) and fair value of plan assets for qualified pension plans with ABOs in excess of plan assets were $136,461 and $95,604, respectively, at November 30, 2009. The projected benefit obligation (“PBO”) and fair value of plan assets for qualified pension plans with PBOs in excess of plan assets were $142,262 and $95,604, respectively, at November 30, 2009.

In addition to the plan assets related to its qualified plans, the Company has also funded $1,419 and $1,428 at November 30, 2009 and 2008, respectively, into a restricted trust for its U.S. combined nonqualified plans, see Note E. This trust is included in other noncurrent assets in the Consolidated Balance Sheets. Both the ABO and PBO for the U.S. combined nonqualified plans were $20,808, at November 30, 2009.

During the fourth quarter of fiscal year 2009, the method of determining the amortization of unrealized gains and losses included in accumulated other comprehensive earnings (loss) related to the U.S. combined nonqualifed plans was changed from a simple average of the remaining years of future service of participants to a weighted average approach to more accurately reflect the expense incurred related to participants over their remaining expected service with the Company. Additionally, the gains and losses being amortized include gains and losses occurring during the year. As a result of this change, a $2,000 charge was recorded which increased pension expense, included in selling and administrative expenses in the accompanying Consolidated Statements of Earnings. This charge also reduced earnings before income taxes and minority interests by $2,000 and reduced net earnings by $1,266. The Company determined that the retroactive effect of applying this change was not material to any prior periods or the current period and therefore recorded the entire amount during the current year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

During fiscal year 2008, as a result of two plant closings in the Industrial/Environmental Filtration segment, the Company recognized a curtailment loss of $516 in current earnings and $6,478, net of tax, in other comprehensive earnings due to the significant reduction in the expected aggregate years of future service cost for employees covered by one of its U.S. qualified pension plans. The curtailment loss includes recognition of the change in the PBO and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. The PBO increased by $333. The remeasurement of the U.S. qualified pension plan as of the July 1, 2008 curtailment date increased fiscal year 2008 pension costs by $575.

The following table shows reconciliations of the pension plans and other postretirement plan benefits as of November 30, 2009 and 2008. The accrued pension benefit obligation includes an unfunded benefit obligation of $20,808 and $15,006 as of November 30, 2009 and 2008, respectively, related to the Company’s U.S. combined nonqualified plans.

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$117,166	$127,857	$841	$1,160
Currency translation	399	(2,649)	—	—
Acquisition	—	16,399	—	—
Service cost	1,948	2,411	—	—
Interest cost	10,008	8,452	66	61
Curtailment	—	333	—	—
Plan participants’ contributions	44	35	—	—
Actuarial losses (gains)	40,506	(29,380)	277	(349)
Benefits paid	(7,002)	(6,292)	(718)	(441)
Retiree contributions	—	—	377	410
Benefit obligation at end of year	$163,069	$117,166	$843	$841
Change in plan assets:
Fair value of plan assets at beginning of year	$89,202	$120,047	$—	$—
Currency translation	351	(2,558)	—	—
Acquisitions	—	14,561	—	—
Actual return on plan assets	11,759	(38,153)	—	—
Employer contributions	1,274	1,562	—	—
Plan participants’ contributions	44	35	—	—
Benefits paid	(7,026)	(6,292)	—	—
Fair value of plan assets at end of year	$95,604	$89,202	$—	$—
Funded status	$(67,465)	$(27,964)	$(843)	$(841)
Accumulated benefit obligation at end of year	$157,269	$112,439	n/a	n/a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Amounts recognized in the Consolidated Balance sheets as of November 30 include:
Accounts payable and accrued liabilities	$(5,719)	$(658)	$(154)	$(198)
Long-term pension liabilities	(61,746)	(27,306)	(689)	(643)
Funded status	$(67,465)	$(27,964)	$(843)	$(841)
Accumulated other comprehensive loss, pre-tax	$64,197	$31,766	$(2,189)	$(2,798)
Amounts recognized in Accumulated Other Comprehensive Loss, as of November 30 include:
Net actuarial loss (gain)	$63,895	$31,321	$(1,104)	$(1,580)
Net prior service cost (credit)	302	445	(1,085)	(1,218)
Total pre-tax	64,197	31,766	(2,189)	(2,798)
Deferred taxes	(23,600)	(11,833)	804	1,043
Accumulated other comprehensive loss, after-tax	$40,597	$19,933	$(1,385)	$(1,755)
Assumptions:
Discount rate – qualified plans	5.50%	8.25%	4.25%	8.25%
Discount rate – nonqualified plans	2.50%	7.50%	n/a	n/a
Rate of compensation increase – qualified plans	4.00%	4.00%	n/a	n/a
Rate of compensation increase – nonqualified plans	0.00%	0.00%	n/a	n/a
Measurement date	11/30/2009	11/1/2008	11/30/2009	11/1/2008

The amounts affecting Accumulated Other Comprehensive Loss for the years ended November 30, 2009 and 2008 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Amortization of prior service (cost) credit, net of tax of $53, $118 and $(49), $(46), respectively	$(90)	$(198)	$84	$77
Amortization of actuarial (losses) gains, net of tax of $1,355, $292 and $(73), $(50), respectively	(2,332)	(492)	126	83
Current year actuarial losses (gains), net of tax of $(13,332), $(7,083) and $(103), $131, respectively	22,929	11,932	174	(218)
Effect of change in deferred tax rate	157	—	(14)	—
Total	$20,664	$11,242	$370	$(58)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

As discussed in Note A, in 2009 the Company adjusted accumulated other comprehensive earnings (loss) by $268, net of tax of $155 in connection with the adoption of pension and other postretirement plans measurement date guidance. This adjustment is included in the 2009 amounts in the previous table.

The discount rate is used to calculate the present value of the PBO. The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan. In making this estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits. This process includes looking at the bonds available on the measurement date with a quality rating of Aa or better. Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plan. The difference in the discount rates between the qualified, the nonqualified and the other postretirement plans is due to different expectations as to the period of time in which plan members will participate in the various plans. In general, higher discount rates correspond to longer participation periods. The assumptions for the discount rate, rate of compensation increase and expected rate of return and the asset allocations related to the non-U.S. plan are not materially different than for the U.S. qualified plans.

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

For the U.S. combined nonqualified plans, the rate of compensation increase is assumed to be zero. The liability is based on the three highest consecutive compensation years for a small group of active participants. It is unlikely that future compensation will exceed the highest level already achieved over three consecutive past years.

The target allocation for the U.S. plans is 70% equity securities, 25% debt securities and 5% real estate. The target allocation is based on the Company’s desire to maximize total return, considering the long-term funding objectives of the pension plans, but may change in the future. Plan assets are diversified to achieve a balance between risk and return. The Company does not invest plan assets in private equity funds or hedge funds. The Company’s expected long-term rate of return considers historical returns on plan assets as well as future expectation given the current and target asset allocation and current economic conditions with input from investment managers and actuaries. The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns.

As of the November measurement dates, the fair values of actual pension asset allocations were as follows:

	November 30, 2009	November 1, 2008
Equity securities	71.2%	70.6%
Debt securities	24.9%	22.2%
Real estate and other	3.9%	7.2%
	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The components of net periodic benefit cost for pensions are shown below. Net periodic benefit cost is based on assumptions determined at the prior year-end measurement date. Increases in the liability due to changes in plan benefits are recognized in the net periodic benefit costs through straight-line amortization over the average remaining service period of employees expected to receive benefits.

	Pension Benefits
	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$1,799	$2,411	$2,819
Interest cost	9,275	8,452	7,241
Expected return on plan assets	(6,938)	(9,863)	(8,601)
Amortization of unrecognized:
Prior service cost	127	158	163
Net actuarial loss	3,559	451	1,252
Net periodic benefit cost	7,822	1,609	2,874
Curtailment settlement cost	—	516	—
Total increases to accrued benefit cost	$7,822	$2,125	$2,874
Assumptions:
Discount rate – qualified plans	8.25%	6.25%	5.75%
Discount rate – nonqualified plans	7.50%	5.25%	5.25%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase – qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase – nonqualified plans	0.00%	0.00%	0.00%
Measurement date	11/1/2008	11/1/2007	11/1/2006

For the determination of 2010 expense, the Company will decrease its assumptions for the long-term return on assets for its qualified plans to 7.75%, decrease the discount rates on its qualified plans to 5.50%, and leave the rate of compensation increase unchanged. For its U.S. combined nonqualified plans, the Company will decrease the discount rates to 2.50%.

The changes in the fair value of plan assets and in the assumptions will result in a net increase in fiscal year 2010 expense of approximately $2,110 for the qualified U.S. pension plans and a net decrease of approximately $2,443 for the U.S. combined nonqualified plans unless the Company makes contributions to the plans in fiscal year 2010.

The postretirement obligations represent a fixed dollar amount per retiree. The Company has the right to modify or terminate these benefits. The participants will assume substantially all future healthcare benefit cost increases, and future increases in healthcare costs will not increase the postretirement benefit obligation or cost to the Company. Therefore, the Company has not assumed any annual rate of increase in the per capita cost of covered healthcare benefits for future years. The Company discontinued the prescription drug benefit portion of its plan effective January 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The components of net periodic benefit income for postretirement healthcare benefits are shown below.

	Other Postretirement Benefits
	2009	2008	2007
Components of net periodic benefit income:
Service cost	$—	$—	$1
Interest cost	61	61	74
Amortization of unrecognized:
Prior service cost	(123)	(123)	(122)
Net actuarial gain	(184)	(133)	(126)
Net periodic benefit income	$(246)	$(195)	$(173)
Assumptions:
Discount rate	8.25%	5.75%	5.50%
Measurement date	11/1/2008	11/1/2007	11/1/2006

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007. As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants. The Company will decrease its discount rate assumption to 4.25% in 2010 for its other postretirement benefits plan, which will not significantly affect the fiscal year 2010 expense.

The estimated amounts that will be amortized from accumulated other comprehensive earnings (loss) at November 30, 2009 into net periodic benefit cost, pre-tax, in fiscal year 2010 are as follows:

	Pension Benefits	Other Postretirement Benefits
Prior service cost (credit)	$152	$(123)
Actuarial loss (gain)	4,724	(129)
Total	$4,876	$(252)

The expected cash benefit payments from the plans for the next ten fiscal years are as follows:

	Pension Benefits	Other Postretirement Benefits
2010	$12,238	$154
2011	20,891	134
2012	7,362	106
2013	7,811	85
2014	8,213	79
2015 – 2019	46,718	257

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement. The Company may match, at its discretion, the contributions of participating employees in the respective plans. The Company recognized expense related to these plans of $3,658, $3,841 and $3,166 in 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

J. Income Taxes

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits for the years ended November 30, 2009 and 2008.

	2009	2008
Balance at December 1,	$1,970	$1,650
Additions for current period tax positions	163	245
Additions for prior period tax positions	59	196
Reductions for lapse of statue of limitations	(128)	(185)
Changes in interest and penalties	97	64
Balance at November 30,	$2,161	$1,970

At November 30, 2009 and 2008, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,907 and $1,527, respectively. The Company recognizes interest and penalties related to unrecognized benefits in income tax expense. As of November 30, 2009 and 2008, the Company had $483 and $386, respectively, accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2009, will decrease by $384 over the next twelve months as a result of expected settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal year 2010; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities. The Internal Revenue Service has completed its audits of the Company’s U.S. income tax returns through fiscal year 2005 and is currently auditing 2006 through 2008. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2004.

The provision for income taxes consisted of:

	2009	2008	2007
Current:
Federal	$25,938	$36,240	$30,046
State	970	2,975	2,042
Foreign	7,773	8,004	5,071
Deferred:
Federal	(1,564)	2,241	1,402
State	(53)	(72)	100
Foreign	755	(78)	1,014
	$33,819	$49,310	$39,675

Earnings before income taxes and minority interests included the following components:

	2009	2008	2007
Domestic income	$77,276	$120,815	$111,701
Foreign income	28,373	24,556	18,808
	$105,649	$145,371	$130,509

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates. The reasons for these differences are as follows:

	Percent of Pre-Tax Earnings
	2009	2008	2007
Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	1.3	1.6
Tax credits	(0.7)	(0.9)	(0.6)
Foreign taxes at different rates, net of credits	(2.4)	(0.7)	(1.0)
Domestic production activities deduction	(1.3)	(1.4)	(0.8)
Settlement of certain tax liabilities	—	—	(3.2)
Other, net	0.8	0.6	(0.6)
	32.0%	33.9%	30.4%

The components of the net deferred tax liability as of November 30, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Deferred compensation	$9,019	$8,682
Tax credits and foreign loss carryforwards	2,822	3,127
Accounts receivable	6,185	5,266
Inventories	4,779	4,751
Pensions	23,932	8,999
Accrued liabilities and other	7,700	7,315
Valuation allowance	(2,328)	(2,921)
Total deferred tax assets, net	52,109	35,219
Deferred tax liabilities:
Percentage of completion	(40)	(1,395)
Plant assets	(21,981)	(19,332)
Goodwill and acquired intangible assets	(33,437)	(30,365)
Other deferred tax liabilities	(590)	(99)
Total deferred tax liabilities	(56,048)	(51,191)
Deferred tax liability, net	$(3,939)	$(15,972)

Of the tax credits and foreign loss carryforwards, $2,632 expires in 2010 through 2019 and $190 may be carried over indefinitely. The Company changed the valuation allowance by $593 and $(2,161) in 2009 and 2008, respectively, related to foreign net operating losses and foreign tax credit carryovers. The valuation allowance reflects the estimated amount of deferred tax assets due to foreign net operating losses that may not be realized. The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

The Company repatriated $991 of accumulated foreign earnings in 2009 related to a Canadian subsidiary due to favorable tax rates. The Company did not repatriate any accumulated foreign earnings related to the Canadian subsidiary in 2008. For the Company’s other foreign subsidiaries, the Company has not provided deferred taxes on unremitted foreign earnings from certain foreign affiliates of approximately $87,495 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States. If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits could offset in part any incremental U.S. tax liability. Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

K. Restructuring Charges

In July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (“HVAC”) filter manufacturing operations within its Industrial/Environmental Filtration segment. The HVAC restructuring program was substantially complete in fiscal year 2009. All of the restructuring expenses were paid as of November 30, 2009, except for accrued severance of $28 related to Kentucky facilities, which is included in accrued liabilities.

As an ongoing part of this program, during the first and second quarters of fiscal year 2009, the Company consolidated four Louisville, Kentucky area facilities into one location in Jeffersonville, Indiana to realize cost savings and efficiency benefits. Restructuring severance costs of $170 were expensed during the year ended November 30, 2009 and were included in cost of sales in the Consolidated Statements of Earnings. Land of $398 and building and building fixtures of $1,602, included in plant assets, are idle and available for sale related to one Kentucky plant.

During May 2009, the Company also closed a small facility in Clover, South Carolina. The Company did not incur any material expenses related to this closure.

The Company discontinued production at an HVAC filter manufacturing plant in Davenport, Iowa during the second quarter 2008. The Company did not incur any restructuring expenses related to the Davenport, Iowa location during the year ended November 30, 2009. The Company expensed and paid $154 for the year ended November 30, 2008, which is included in cost of sales in the Consolidated Statements of Earnings, mainly for employee termination costs, related to the Iowa plant closing. Minimal additional restructuring charges related to contract termination costs and facility consolidation costs will be recognized when the Company exits a lease related to that facility in 2012. In addition to costs classified as restructuring expenses, the Company has incurred and will continue to incur other non-restructuring costs related to this facility until the expiration of the lease.

The Company also discontinued production at an HVAC filter manufacturing plant in Henderson, North Carolina during the third quarter 2008. The Company recorded restructuring expenses of $47, which is included in cost of sales in the Consolidated Statements of Earnings, related to the Henderson, North Carolina location during the year ended November 30, 2009, mainly for facility consolidation and employee termination costs. The Company expensed $1,081 for the year ended November 30, 2008, mainly for employee termination costs and a pension curtailment expense of $516 (see Note I), related to the North Carolina plant closing. Minimal additional restructuring charges related to facility consolidation costs will be recognized when the Company exits that facility. In addition to costs classified as restructuring expenses, the Company has incurred and will continue to incur other non-restructuring costs related to this facility until it is sold. The Company recorded an impairment charge of $1,200, $1,050 of which was recorded during the fourth quarter, related to the North Carolina property for the year ended November 30, 2009 which is included in cost of sales in the Consolidated Statements of Earnings. Land of $230 and building and building fixtures of $1,637, included in plant assets, are idle and available for sale related to the North Carolina plant.

The Company discontinued production at an HVAC filter manufacturing plant in Kenly, North Carolina in November 2006. Restructuring severance costs of $164 were accrued and paid during fiscal year 2006 and were included in cost of sales in the Consolidated Statements of Earnings.

L. Insurance Claims and Settlements

During June 2009, an Industrial/Environmental Filtration segment warehouse that the Company leases was damaged by fire. A loss of $250, representing the Company’s deductible, was recorded in cost of sales for the quarter ended August 29, 2009. Additional losses, which could be as high as $1,284, resulting from the loss of inventory and physical assets above the $250 are expected to be covered by insurance. During September 2009, the Company received $500 from the insurance company. At November 30, 2009, the Company has recorded a receivable of $505.

In the second quarter of fiscal year 2008, four of the Company’s facilities in three states were damaged in weather-related events. The Company’s Industrial/Environmental Filtration segment recognized a gain, resulting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

from the excess of insurance proceeds received over the net book value of the property, of $1,963 (net of the $500 deductible paid by the Company) as a reduction of cost of sales. The Company’s Engine/Mobile Filtration segment recognized a loss, resulting from costs incurred below the Company’s deductible limit, of $178 in cost of sales. During fiscal year 2009, the Company received $654 from the insurance company, which had been recorded as a receivable at November 30, 2008. The repairs to the buildings were substantially complete at three of the facilities as of November 30, 2008.

M. Contingencies

Legal Contingencies

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial claimed amounts) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property, and other matters. Included in these other matters are the following:

Donaldson

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

Antitrust

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American filter manufacturer, including Baldwin Filters, Inc., engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters. This suit seeks various remedies, including injunctive relief and monetary damages of an unspecified amount, and is a purported class action on behalf of direct purchasers of filters from the defendants. Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada. The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois. The Company intends to vigorously defend the claims raised in these actions. In this regard, the Company filed a motion to be dismissed from these cases, due to the lack of any factual allegations against the Company specifically and the fact that the allegations center predominantly on the automotive filtration market rather than on the heavy-duty filtration market. On November 9, 2009, the presiding court denied the Company’s motion, a decision that the Company is seeking to overturn. The Antitrust Division of the Department of Justice (“DOJ”) is also investigating the allegations raised in these suits. Management does not believe that the Company is the subject of the DOJ investigation, and the Company has not been contacted by the DOJ in connection with this matter.

3M

On August 14, 2009, 3M Company (“3M”) filed a lawsuit in the U.S. Federal District Court for the Eastern District of Virginia, alleging that various statements and imagery on the packaging of certain retail residential filters being sold by a subsidiary of the Company are untrue or misleading to consumers, and thus violate various aspects of the Lanham Act and Virginia consumer protection law. 3M is a former customer of the Company, and the products in question compete with those offered by 3M in the retail marketplace. The Company filed counterclaims against 3M in respect of its own packaging. This lawsuit was concluded on November 17, 2009, at which time the Company and 3M entered into a confidential settlement agreement pursuant to which each party dropped all of its claims and counterclaims.

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

In addition to the matters cited above, the Company is involved in legal actions arising in the normal course of business. The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter. No such provisions have been taken in respect of the Donaldson or antitrust legal proceeding referred to above.

The Company believes recorded reserves in its Consolidated Financial Statements are adequate in light of the probable and estimable outcomes of the items discussed above. These recorded liabilities were not material to the Company’s financial position, results of operation or liquidity and the Company does not believe that any pending claims or litigation, including those identified above, will materially affect its financial position, results of operation or liquidity.

Other Contingencies

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other employees.

N. Incentive Plan

On March 23, 2009, the shareholders of CLARCOR approved the 2009 Incentive Plan, which replaced the 2004 Incentive Plan. The 2009 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock and performance awards to officers, directors and key employees of up to 3,800,000 shares during a ten-year period that ends in December 2019. Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.

Stock Options

Under the 2009 Incentive Plan and the 2004 Incentive Plan, nonqualified stock options are granted at exercise prices equal to the market price at the date of grant. All outstanding stock options have been granted at the fair market value on the date of grant, which is the date the Board of Directors approves the grant and the participants receive it. The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting. In general, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years. Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company. Options granted to non-employee directors vest immediately. All options expire ten years from the date of grant unless otherwise terminated. Beginning in fiscal year 2006, the Company no longer grants options with reload features.

The Company recorded pre-tax compensation expense related to stock options of $3,027, $3,368 and $2,929 and related tax benefits of $969, $1,160 and $978 for the years ended November 30, 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

The following table summarizes activity with respect to nonqualified stock options granted by the Company and includes options granted under both the 1994 Incentive Plan and the 2004 Incentive Plan. No options were granted under the 2009 Incentive Plan during fiscal year 2009.

	2009		2008		2007
	Shares Granted under Incentive Plans	Weighted Average Exercise Price	Shares Granted under Incentive Plans	Weighted Average Exercise Price	Shares Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,132,111	$25.75	3,191,598	$23.79	3,253,059	$21.56
Granted	466,025	$31.94	477,900	$36.38	453,525	$33.60
Exercised	(322,236)	$16.40	(458,701)	$21.43	(501,936)	$18.19
Surrendered	(46,713)	$35.45	(78,686)	$35.86	(13,050)	$25.83
Outstanding at end of year	3,229,187	$27.43	3,132,111	$25.75	3,191,598	$23.79
Options exercisable at end of year	2,372,757	$25.02	2,486,807	$23.28	2,694,598	$22.36

At November 30, 2009, there was $2,704 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 2.4 years.

The following table summarizes information about stock option exercises during the fiscal years shown.

	2009	2008	2007
Fair value of options exercised	$1,597	$2,542	$2,051
Total intrinsic value of options exercised	4,975	7,535	8,304
Cash received upon exercise of options	2,479	7,649	4,924
Tax benefit realized from exercise of options	1,809	2,752	3,028

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2009.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$ 9.19 – $ 9.75	53,884	$9.25	$1,226	0.81	53,884	$9.25	$1,226	0.81
$11.50 – $13.75	157,300	$13.11	2,971	1.83	157,300	$13.11	2,971	1.83
$16.01 – $22.80	795,745	$20.35	9,270	3.10	795,745	$20.35	9,270	3.10
$25.31 – $31.96	977,083	$27.66	4,236	5.27	976,583	$27.66	4,234	5.26
$32.78 – $38.23	1,245,175	$34.38	—	7.65	389,245	$34.93	—	6.33
	3,229,187	$27.43	$17,703	5.41	2,372,757	$25.02	$17,701	4.38

The weighted average fair value per option at the date of grant for options granted in 2009, 2008 and 2007 was $7.62, $9.37 and $9.36, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year. The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior. Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant. The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

	2009	2008	2007
Risk-free interest rate	1.91%	3.76%	4.52%
Expected dividend yield	1.25%	0.85%	0.89%
Expected volatility factor	24.16%	20.24%	20.55%
Expected option term in years	6.1	6.1	6.1

Subsequent to the end of fiscal year 2009, the Company granted 420,525 options under the 2009 Incentive Plan with exercise prices of $32.30.

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards. The restricted stock unit awards require no payment from the employee. Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years. During the vesting period, officers and key employees receive compensation equal to dividends declared on common shares. Upon vesting, employees may elect to defer receipt of their shares. Compensation expense related to restricted stock unit awards totaled $1,061, $1,106 and $1,085 in 2009, 2008 and 2007, respectively.

The following table summarizes the restricted stock unit awards.

	2009		2008		2007
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	57,724	$33.66	57,371	$29.76	58,466	$24.75
Granted	36,368	$32.78	25,989	$36.48	26,200	$33.75
Vested	(25,135)	$31.42	(25,636)	$27.79	(27,295)	$22.86
Surrendered	(1,481)	$34.19	—	—	—	—
Nonvested at end of year	67,476	$34.01	57,724	$33.66	57,371	$29.76

The total fair value of shares vested during 2009, 2008 and 2007, was $790, $712 and $624, respectively. As of November 30, 2009, there was $599 of total unrecognized compensation cost related to restricted stock unit awards that the Company expects to recognize during fiscal years 2010, 2011 and 2012. Subsequent to the end of fiscal year 2009, the Company granted 34,128 restricted stock unit awards, each with a fair value of $32.30 at the date of grant.

Directors’ Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, the shares cannot be sold for a six-month period from the date of grant. In 2009, 2008 and 2007, respectively, 8,298, 5,910 and 8,323 shares of Company common stock were issued under the plans. Compensation expense related to directors’ restricted stock totaled $210, $210 and $270 in 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount of 5%. Effective January 1, 2006, the plan was amended to be in compliance with safe harbor rules so that the plan is not compensatory, and no expense is recognized related to the plan. The Company issued stock under this plan for $1,138, $1,234 and $1,305 during 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

O. Earnings Per Share and Treasury Transactions

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share reflects the impact of outstanding stock options, restricted stock and other stock-based arrangements. The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2009	2008	2007
Weighted average number of shares outstanding	50,779,594	50,783,862	50,345,774
Dilutive effect of stock-based arrangements	265,537	626,574	539,540
Weighted average number of diluted shares outstanding	51,045,131	51,410,436	50,885,314
Net earnings	$71,543	$95,654	$90,659
Basic earnings per share	$1.41	$1.88	$1.80
Diluted earnings per share	$1.40	$1.86	$1.78

For fiscal years ended November 30, 2009, 2008 and 2007, respectively, 1,297,675, 5,325 and 57,825 stock options with a weighted average exercise price of $34.28, $38.23 and $35.90 were not included in the computation of diluted earnings per share as the exercise prices of the options were greater than the average market price of the common shares during the respective periods.

On June 25, 2007, the Company’s Board of Directors authorized a $250 million stock repurchase program of the Company’s common stock in the open market and through private transactions over a three-year period. This authorization replaced the Company’s previous $150 million share repurchase authorization that expired on June 16, 2007 which covered a two-year period. During 2009, the Company purchased and retired 688,200 shares of its common stock for $19,767. During 2008, the Company purchased and retired 1,000,000 shares of common stock for $37,260. During 2007, the Company purchased and retired 2,272,477 shares of common stock for $74,863. The number of issued shares was reduced as a result of the retirement of these shares. At November 30, 2009, there was approximately $167,443 available for future purchases under the 2007 stock repurchase program.

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

Net sales represent sales to unaffiliated customers. Intersegment sales were not material. No single customer accounted for 10% or more of the Company’s consolidated 2009 sales. Assets are those assets used in each business segment. Corporate assets consist of cash and short-term investments, deferred income taxes, headquarters facility and equipment, pension assets and various other assets that are not specific to an operating segment. Unallocated amounts include interest income and expense and other non-operating income and expense items.

The segment data for the years ended November 30, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Net sales:
Engine/Mobile Filtration	$373,295	$439,033	$430,029
Industrial/Environmental Filtration	461,000	543,112	414,523
Packaging	73,453	77,456	76,639
	$907,748	$1,059,601	$921,191
Operating profit:
Engine/Mobile Filtration	$75,216	$99,420	$98,832
Industrial/Environmental Filtration	24,712	45,848	25,464
Packaging	5,805	6,655	5,518
	105,733	151,923	129,814
Other (expense) income	(84)	(6,552)	695
Earnings before income taxes and minority earnings	$105,649	$145,371	$130,509

	2009	2008	2007
Identifiable assets:
Engine/Mobile Filtration	$252,747	$252,380	$252,836
Industrial/Environmental Filtration	629,488	638,915	399,861
Packaging	36,456	37,949	41,754
Corporate	55,199	28,638	44,684
	$973,890	$957,882	$739,135
Additions to plant assets:
Engine/Mobile Filtration	$8,360	$10,118	$18,541
Industrial/Environmental Filtration	11,744	22,726	15,483
Packaging	1,399	1,983	2,866
Corporate	237	81	134
	$21,740	$34,908	$37,024
Depreciation and amortization:
Engine/Mobile Filtration	$9,645	$10,334	$9,240
Industrial/Environmental Filtration	17,322	16,217	10,654
Packaging	3,308	3,165	2,790
Corporate	687	672	705
	$30,962	$30,388	$23,389

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data) — (Continued)

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2009, 2008 and 2007. Net sales by geographic area are based on sales to final customers within that region.

	2009	2008	2007
Net sales:
United States	$634,057	$724,121	$674,331
Europe	103,917	117,100	106,173
Other international	169,774	218,380	140,687
	$907,748	$1,059,601	$921,191
Plant assets, at cost, less accumulated depreciation
United States	$170,398	$175,322	$152,115
Europe	4,157	4,596	5,695
Other international	13,536	12,681	11,402
	$188,091	$192,599	$169,212

Q. Selected Quarterly Financial Data (Unaudited)

The unaudited quarterly data for 2009 and 2008 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009:
Net sales	$213,690	$229,395	$230,271	$234,392
Gross profit	60,983	69,598	73,943	74,764
Net earnings	8,791	16,791	21,282	24,679
Net earnings per common share:
Basic	$0.17	$0.33	$0.42	$0.49
Diluted	$0.17	$0.33	$0.42	$0.49
Dividends declared and paid	$0.0900	$0.0900	$0.0900	$0.0975
2008:
Net sales	$250,181	$267,137	$276,300	$265,983
Gross profit	76,555	85,611	88,148	89,561
Net earnings	16,149	24,634	25,811	29,060
Net earnings per common share:
Basic	$0.32	$0.49	$0.51	$0.57
Diluted	$0.32	$0.48	$0.50	$0.56
Dividends declared and paid	$0.0800	$0.0800	$0.0800	$0.0900

CLARCOR Inc.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
for the years ended November 30, 2009, 2008, and 2007
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period
2009:
Allowance for losses on accounts receivable	$13,267	$3,099	$557	(A)	$1,773	(B)	$15,150
2008:
Allowance for losses on accounts receivable	$11,129	$3,269	$(39)(A)		$1,092	(B)	$13,267
2007:
Allowance for losses on accounts receivable	$12,548	$508	$1,690	(A)	$3,617	(B)	$11,129

NOTES:

(A)	Due to business acquisitions and reclassifications.
(B)	Bad debts written off during year, net of recoveries.

S-1