Form 10-Q
period 2010-02-27
CLARCOR INC
filed 2010-03-19
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2010

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

As of February 27, 2010, 50,433,773 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS
		PAGE

Part I – Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II – Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	*

Item 4.	Submission of Matters to a Vote of Security Holders	*

Item 5.	Other Information	*

Item 6.	Exhibits	33

	* Item omitted because no answer is called for or item is not applicable

Part I –  Item 1. Financial Statements
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	February 27,	November 28,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,107	$59,277
Restricted cash	659	762
Short-term investments	20,604	32,171
Accounts receivable, less allowance for losses
of $13,071 for 2010 and $15,150 for 2009	162,168	164,545
Inventories:
Raw materials	58,259	57,579
Work in process	26,796	23,405
Finished products	79,718	76,432
Total inventories	164,773	157,416
Deferred income taxes	29,260	27,567
Prepaid expenses and other current assets	7,500	6,790
Total current assets	446,071	448,528

Plant assets at cost,	449,505	447,241
less accumulated depreciation	(263,030)	(259,150)
	186,475	188,091

Goodwill	227,160	228,182
Acquired intangibles, less accumulated amortization	94,777	95,990
Deferred income taxes	630	630
Other noncurrent assets	12,245	12,469
Total assets	$967,358	$973,890

LIABILITIES
Current liabilities:
Current portion of long-term debt	$92	$99
Accounts payable	57,016	54,627
Accrued insurance liabilities	11,448	10,572
Accrued salaries, wages and commissions	10,367	8,599
Customer deposits	9,749	8,705
Compensated absences	7,197	7,903
Other accrued liabilities	34,950	36,018
Income taxes	7,738	5,419
Total current liabilities	138,557	131,942

Long-term debt, less current portion	31,993	52,096
Postretirement healthcare benefits	626	689
Long-term pension liabilities	62,344	61,746
Deferred income taxes	33,215	32,136
Other long-term liabilities	4,653	5,394
Total liabilities	271,388	284,003

Contingencies
Redeemable noncontrolling interest	1,361	1,412

SHAREHOLDERS' EQUITY
Capital stock	50,434	50,393
Capital in excess of par value	39,663	36,814
Accumulated other comprehensive loss	(39,625)	(32,879)
Retained earnings	642,239	632,291
Total CLARCOR Inc. equity	692,711	686,619
Noncontrolling interests	1,898	1,856
Total shareholders' equity	694,609	688,475
Total liabilities and shareholders' equity	$967,358	$973,890

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	February 27,	February 28,
	2010	2009

Net sales	$215,131	$213,690
Cost of sales	145,326	152,707

Gross profit	69,805	60,983

Selling and administrative expenses	46,909	47,296

Operating profit	22,896	13,687

Other income (expense):
Interest expense	(123)	(928)
Interest income	21	142
Other, net	(392)	(20)

	(494)	(806)

Earnings before income taxes	22,402	12,881

Provision for income taxes	7,595	4,096

Net earnings	14,807	8,785

Less: Net losses attributable to noncontrolling interests	(59)	(6)

Net earnings attributable to CLARCOR Inc.	$14,866	$8,791

Net earnings per share attributable to CLARCOR Inc:
Basic	$0.29	$0.17
Diluted	$0.29	$0.17

Average number of shares outstanding:
Basic	50,594,234	51,059,182
Diluted	50,934,913	51,541,458

Dividends paid per share	$0.0975	$0.0900

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 27,	February 28,
	2010	2009
Cash flows from operating activities:
Net earnings	$14,807	$8,785
Depreciation	6,989	6,921
Amortization	1,164	1,215
Stock-based compensation expense	2,511	2,415
Excess tax benefit from stock-based compensation	(127)	(422)
Changes in short-term investments	11,567	(6,229)
Changes in assets and liabilities, excluding short-term
investments	(1,647)	6,350
Other, net	1	(82)
Net cash provided by operating activities	35,265	18,953

Cash flows from investing activities:
Additions to plant assets	(5,996)	(6,955)
Proceeds from disposition of plant assets	74	224
Business acquisitions, net of cash acquired	-	(6,075)
Proceeds from insurance claim	557	-
Investment in affiliate	-	(1,000)
Net cash used in investing activities	(5,365)	(13,806)

Cash flows from financing activities:
Net payments under line of credit	(20,000)	-
Payments on long-term debt	(29)	(45)
Sale of capital stock under stock option
and employee purchase plans	525	1,805
Excess tax benefits from stock-based compensation	127	422
Cash dividends paid	(4,933)	(4,596)
Net cash used in financing activities	(24,310)	(2,414)

Net effect of exchange rate changes on cash	(3,760)	(167)

Net change in cash and cash equivalents	1,830	2,566

Cash and cash equivalents, beginning of period	59,277	40,715

Cash and cash equivalents, end of period	$61,107	$43,281

Cash paid during the period for:
Interest	$1,037	$340
Income taxes	$6,328	$3,708

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The Consolidated Condensed Balance Sheet as of February 27, 2010, the Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended February 27, 2010 and February 28, 2009, have been prepared by CLARCOR Inc. (“CLARCOR” or “the Company”) without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009 (“2009 Form 10-K”).  The November 28, 2009 Consolidated Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2009 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The Company performed a review of subsequent events through the date the Consolidated Condensed Financial Statements were issued, and concluded no events or transactions occurred during that period requiring recognition or disclosure.  The results of operations for the period ended February 27, 2010, are not necessarily indicative of the operating results for the full year.

New Accounting Guidance

In December 2008, the Financial Accounting Standards Board (“FASB”) expanded the required disclosures for pension and other postretirement plans by requiring disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentration of risk.  Additionally, an employer is required to disclose information about the valuation of plan assets.  This accounting guidance is effective for the Company’s fiscal year 2010 year-end and will affect the disclosures in the annual Consolidated Financial Statements.

In June 2008, the FASB issued guidance that requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock unit awards discussed in Note 3 qualify as participating securities under this guidance.  The impact of adopting this guidance on November 29, 2009 was not material to the Consolidated Condensed Financial Statements.

In December 2007, the FASB issued guidance affecting the accounting for businesses acquired, the presentation of noncontrolling interests, previously called minority interests, and requiring that assets acquired or liabilities assumed in a business combination and arising from a contingency be recognized at fair value at the acquisition date if the acquisition date fair value can be determined during the measurement period.  The Company adopted this guidance on November 29, 2009.  The guidance dealing with noncontrolling interests was retrospectively applied to all prior period information for presentation and disclosure requirements and resulted in the reclassification of certain prior year amounts.  For all periods presented, noncontrolling interests are classified in the Consolidated Condensed Balance Sheets as either a separate component of shareholders’ equity or as redeemable noncontrolling interests.  Net earnings attributable to CLARCOR and the noncontrolling interests are reflected in the Consolidated Condensed Statements of Earnings.  Payments for the acquisition of noncontrolling interests in entities of which the Company did not previously have control are included in investing activities in the Consolidated Condensed Statements of Cash Flows.  Payments for acquisitions of noncontrolling interest in entities of which the Company did have previous control are treated as equity transactions and are included in financing activities in the Consolidated Condensed Statements of Cash Flows.  Prior to the adoption of this guidance, payments related to controlled entities were also included in investing activities.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

2.	INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,451 included in other noncurrent assets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of the investee based on the percentage of ownership, as well as the receipt of any dividends.  During the three months ended February 27, 2010, the Company received dividends of $382 from BPH.  The equity investment is periodically reviewed for indicators of impairment.  The Company’s share of undistributed earnings was not material at February 27, 2010 or November 28, 2009.

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  The remaining 20% of SINFA owned by the noncontrolling owners has been reported as redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Condensed Balance Sheets.  The redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable.

3.	INCENTIVE PLANS AND STOCK-BASED COMPENSATION

On March 23, 2009, the shareholders of CLARCOR approved the 2009 Incentive Plan, which replaced the 2004 Incentive Plan.  The 2009 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock, performance awards and other awards to officers, directors and key employees of up to 3,800,000 shares during a ten-year period that ends in December 2019.  Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.  The key provisions of the Company’s stock-based incentive plans are described in Note N of the Company’s consolidated financial statements included in the 2009 Form 10-K.

Stock Options

Nonqualified stock options are granted at exercise prices equal to the market price of CLARCOR common stock at the date of grant, which is the date the Board of Directors approves the grant and the participants receive it.  The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting.  In general, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years.  Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company.  Options granted to non-employee directors vest immediately.  All options expire ten years from the date of grant unless otherwise terminated.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes compensation expense related to stock options during the three months ended February 27, 2010 and February 28, 2009.

	Three Months Ended
	February 27,	February 28,
	2010	2009
Pre-tax compensation expense	$1,778	$1,657
Tax benefits	(602)	(527)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	152	517

The following table summarizes activity with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Shares Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,229,187	$27.43
Granted	423,460	$32.31
Exercised	(19,550)	$12.27
Surrendered	(7,950)	$33.79
Outstanding at February 27, 2010	3,625,147	$28.07

Options exercisable at February 27, 2010	2,634,713	$26.10

At February 27, 2010, there was $4,309 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.9 years.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes information about the Company’s outstanding and exercisable options at February 27, 2010.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$9.25 - $13.75	195,784	$12.36	$3,993	1.41	195,784	$12.36	$3,993	1.41
$16.01 - $22.80	792,445	$20.34	9,833	2.85	792,445	$20.34	9,833	2.85
$25.31 - $32.30	1,395,708	$29.06	5,153	6.46	975,983	$27.67	4,962	5.01
$32.78 - $38.23	1,241,210	$34.38	-	7.64	670,501	$34.64	-	7.27
	3,625,147	$28.07	$18,979	5.80	2,634,713	$26.10	$18,788	4.67

The following table summarizes information about stock option exercises during the three months ended February 27, 2010 and February 28, 2009.

	Three Months Ended
	February 27,	February 28,
	2010	2009
Fair value of options exercised	$71	$425
Total intrinsic value of options exercised	419	1,369
Cash received upon exercise of options	240	1,498
Tax benefit realized from exercise of options	152	502

The weighted average fair value per option at the date of grant for options granted during the three months ended February 27, 2010 and February 28, 2009, was $8.38 and $7.58, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Three Months Ended
	February 27,	February 28,
	2010	2009
Risk-free interest rate	2.76%	1.81%
Expected dividend yield	1.25%	0.96%
Expected volatility factor	26.28%	24.23%
Expected option term in years	5.7	5.6

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 101,629 and 99,265 vested and deferred shares at February 27, 2010 and November 28, 2009, respectively.

The following table summarizes compensation expense related to restricted stock unit awards during the periods presented.

	Three Months Ended
	February 27,	February 28,
	2010	2009
Pre-tax compensation expense	$733	$758
Tax benefits	(248)	(241)
Excess tax expense associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	(25)	(95)

The following table summarizes the restricted stock unit awards.

	Shares Granted under Incentive Plans	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	67,476	$34.01
Granted	34,128	$32.30
Vested	(21,727)	$34.15
Nonvested at February 27, 2010	79,877	$33.24

The total fair value of shares vested during the three months ended February 27, 2010 and February 28, 2009 was $742 and $614, respectively.

The Company has recognized $1,687 of compensation cost prior to February 27, 2010 related to nonvested restricted stock unit awards.  As of February 27, 2010, there was $968 of total unrecognized compensation cost related to nonvested restricted stock unit awards that the Company expects to recognize during fiscal years 2010 through 2013.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4.	COMPREHENSIVE EARNINGS

Total comprehensive earnings and its components are as follows:

		Other Comprehensive Earnings, Net of Tax:
	Net Earnings	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Comprehensive Earnings
Three Months Ended February 27, 2010:
CLARCOR Inc.	$14,866	$(7,369)	$623	$8,120
Non-redeemable noncontrolling interests	45	(3)	-	42
Redeemable noncontrolling interests	(104)	53	-	(51)
	$14,807	$(7,319)	$623	$8,111

Three Months Ended February 28, 2009:
CLARCOR Inc.	$8,791	$(3,314)	$217	$5,694
Non-redeemable noncontrolling interests	95	1	-	96
Redeemable noncontrolling interests	(101)	8	-	(93)
	$8,785	$(3,305)	$217	$5,697

The components of the ending balances of accumulated other comprehensive loss are as follows:

	February 27,	November 28,
	2010	2009
Pension liability, net of tax of $23,178 and $22,796	$(38,589)	$(39,212)
Translation adjustments, net of tax of $155 and $155	(1,036)	6,333
Accumulated other comprehensive loss	$(39,625)	$(32,879)

5.	GOODWILL AND ACQUIRED INTANGIBLES ASSETS

The following table reconciles the activity for goodwill by segment for the three months ended February 27, 2010.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Balance at November 28, 2009	$22,551	$205,631	$-	$228,182
Acquisitions	-	-	-	-
Currency translation adjustments	(1,013)	(9)	-	(1,022)
Balance at February 27, 2010	$21,538	$205,622	$-	$227,160

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes acquired intangibles by segment. Other acquired intangibles includes parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Balance at February 27, 2010
Trademarks, gross - indefinite lived	$603	$41,022	$-	$41,625
Trademarks, gross - finite lived	307	488	-	795
Accumulated amortization	(47)	(279)	-	(326)
Trademarks, net	863	41,231	-	42,094

Customer relationships, gross	4,122	34,194	-	38,316
Accumulated amortization	(1,252)	(8,793)	-	(10,045)
Customer relationships, net	2,870	25,401	-	28,271

Other acquired intangibles, gross	243	35,921	-	36,164
Accumulated amortization	(243)	(11,509)	-	(11,752)
Other acquired intangibles, net	-	24,412	-	24,412

	$3,733	$91,044	$-	$94,777

The following table summarizes estimated amortization expense for the next five fiscal years.

Fiscal year 2010	$4,669
Fiscal year 2011	4,589
Fiscal year 2012	4,574
Fiscal year 2013	4,477
Fiscal year 2014	4,340

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

6.	FAIR VALUE MEASUREMENTS

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its quarterly and annual financial statements. Assets or liabilities that have recurring measurements are shown below:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Balance at February 27, 2010
Short-term investments	$20,604	$20,604	$-	$-
Restricted trust (part of noncurrent assets)	1,350	1,350	-	-

Balance at November 28, 2009
Short-term investments	$32,171	$32,171	$-	$-
Restricted trust (part of noncurrent assets)	1,419	1,419	-	-
Interest rate agreement (part of current liabilities)	(961)	-	(961)	-

The Company’s short-term investments primarily consist of tax-exempt municipal money market funds which are actively traded.  The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.  The interest rate agreement’s fair value was determined using the present value of expected future cash flows using forward rates as of November 28, 2009 and discount rates commensurate with the risks associated with those cash flows.  The interest rate agreement expired January 1, 2010.  There were no changes in fair value determination methods or significant assumptions used in those methods during the three months ended February 27, 2010.

The fair values of the Company’s financial instruments, which are cash, accounts receivable, short-term investments, the restricted trust and the interest rate agreement (only at November 28, 2009), approximated the carrying values of those financial instruments at both February 27, 2010 and November 28, 2009.  An expected present value technique is used to estimate the fair value of long-term debt.  A fair value estimate of $30,768 and $49,513 for long-term debt at February 27, 2010 and November 28, 2009, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at February 27, 2010 and November 28, 2009 is $32,085 and $52,195, respectively.

7.	GUARANTEES AND WARRANTIES

The Company has provided letters of credit totaling approximately $23,433 and $23,395 as of February 27, 2010 and November 28, 2009, respectively, to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

Changes in the Company’s warranty accrual during the three months ended February 27, 2010 and February 28, 2009, are as follows:

Balance at November 28, 2009	$3,989
Accruals for warranties issued during the period	148
Accruals related to pre-existing warranties	23
Settlements made during the period	(178)
Other adjustments, including currency translation	(131)
Balance at February 27, 2010, included in other accrued liabilities	$3,851

Balance at November 27, 2008	$2,494
Accruals for warranties issued during the period	157
Accruals related to pre-existing warranties	73
Settlements made during the period	(167)
Other adjustments, including currency translation	(8)
Balance at February 28, 2009, included in other accrued liabilities	$2,549

8.	LONG-TERM DEBT AND INTEREST RATE AGREEMENT

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas.  The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins.  Commitment fees, letter of credit fees and other fees are also payable as provided in the credit agreement.  At February 27, 2010, long-term debt included $15,000 outstanding on the Credit Facility.

The Company’s significant accounting policies for derivative instruments are described in Note A of the 2009 Form 10-K.  On January 2, 2008, the Company entered into a fixed rate interest swap agreement to manage its interest rate exposure on certain amounts outstanding under the Credit Facility.  The interest rate agreement expired January 1, 2010.  The interest rate agreement provided for the Company to receive interest at floating rates based on LIBOR and pay a 3.93% fixed interest rate plus an applicable margin on a notional amount of $100,000.  Payments pursuant to the interest rate agreement were settled on a net basis quarterly. Hedge accounting was not applied to the fixed rate interest swap agreement and therefore, unrealized gains or losses were recorded in interest expense in the Consolidated Condensed Statements of Earnings.  Periodic settlement payments or receipts were recorded as a component of cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

At November 28, 2009, the Company had the following derivative in a liability position.

	Derivatives In Liability Position

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	Fair Value

November 28, 2009
Fixed rate interest swap agreement	Current liabilities	$961
Total		$961

The following table reflects the loss on the interest rate agreement for the three months ended February 27, 2010 and February 28, 2009, respectively.

Derivatives Not Designated as Hedging Instruments	Location of Loss on Interest Rate Agreement	Amount of Loss on Interest Rate Agreement
		Three Months Ended
		February 27, 2010	February 28, 2009
Fixed rate interest swap agreement	Interest expense	$-	$(618)

The Company made net settlement payments on the fixed interest rate swap agreement of $961 and $13 for the three months ended February 27, 2010 and February 28, 2009, respectively.

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

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost and Company contributions for these plans were as follows:

	Three Months Ended
	February 27,	February 28,
	2010	2009
Pension Benefits:
Components of net periodic benefit cost:
Service cost	$528	$450
Interest cost	2,039	2,297
Expected return on plan assets	(1,785)	(1,713)
Amortization of unrecognized:
Prior service cost	(99)	33
Net actuarial loss	1,201	389
Net periodic benefit cost	$1,884	$1,456

Cash contributions	$93	$390

	Three Months Ended
	February 27,	February 28,
	2010	2009
Postretirement Healthcare Benefits:
Components of net periodic benefit income:
Interest cost	$8	$15
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial gain	(32)	(46)
Net periodic benefit income	$(55)	$(62)

Cash contributions	$39	$50

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  The Company expects to contribute up to $6,700 to its U.S. qualified plans, $5,719 to its U.S. combined nonqualified plans, $407 to its non-U.S. plan and $154 to its postretirement healthcare benefit plan to pay benefits during 2010.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

In addition to the plan assets related to its qualified plans, the Company has also funded $1,350 and $1,419 at February 27, 2010 and November 28, 2009, respectively, into a restricted trust for its U.S. combined nonqualifed plans. This trust is included in other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits, for the three months ended February 27, 2010 and February 28, 2009.

Balance at November 28, 2009	$2,161
Changes for current period tax positions	(146)
Changes for prior period tax positions	39
Changes in interest and penalties	(6)
Balance at February 27, 2010	$2,048

Balance at November 27, 2008	$1,970
Changes for current period tax positions	68
Changes for prior period tax positions	2
Changes in interest and penalties	73
Balance at February 28, 2009	$2,113

At February 27, 2010, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,984.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  As of February 27, 2010, the Company had $477 accrued for the payment of interest and penalties.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal year 2010; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Internal Revenue Service has completed its audits of the Company’s U.S. income tax returns through fiscal year 2005 and is currently auditing 2006 through 2008.  With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2004.

11.	RESTRUCTURING CHARGES

As discussed more fully in the 2009 Form 10-K, in July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (“HVAC”) filter manufacturing operations within its Industrial/Environmental Filtration segment.  The HVAC restructuring program was substantially complete in fiscal year 2009.  At November 28, 2009, accrued severance of $28 related to Kentucky facilities, was included in accrued liabilities.  At February 27, 2010, all restructuring expenses were paid.

The Company did not incur any restructuring expenses during the three months ended February 27, 2010.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

During the first quarter of fiscal 2009, the Company consolidated four Louisville, Kentucky area facilities into one location in Jeffersonville, Indiana to realize cost savings and efficiency benefits. Restructuring severance costs of $26 were expensed and were included in cost of sales in the Consolidated Condensed Statements of Earnings for the three months ended February 28, 2009.

During the first quarter of fiscal 2009, the Company recorded restructuring expenses of $27 related to the Henderson, North Carolina location mainly for facility consolidation and employee termination costs.  These expenses were included in cost of sales in the Consolidated Condensed Statements of Earnings for the three months ended February 28, 2009.  Minimal additional restructuring charges related to facility consolidation costs will be recognized when the Company exits that facility.  In addition to costs classified as restructuring expenses, the Company has incurred and will continue to incur other non-restructuring costs related to this facility until it is sold.

During the second quarter of fiscal year 2008, the Company discontinued production at an HVAC filter manufacturing plant in Davenport, Iowa.  The Company did not incur any restructuring expenses related to the Davenport, Iowa location during the three months ended February 28, 2009.  Minimal additional restructuring charges related to contract termination costs and facility consolidation costs will be recognized when the Company exits a lease related to that facility in 2012.   In addition to costs classified as restructuring expenses, the Company has incurred and will continue to incur other non-restructuring costs related to this facility until the expiration of the lease.

12.	INSURANCE CLAIMS

During June 2009, an Industrial/Environmental Filtration segment warehouse that the Company leases was damaged by fire.  A loss of $250, representing the Company’s deductible, was recorded in cost of sales for the quarter ended August 29, 2009.  During September 2009, the Company received $500 from the insurance company.  During February 2010, the Company received insurance proceeds of $557.  The Company does not expect to collect any further amounts related to this claim.

13.	CONTINGENCIES

Legal Contingencies

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial claimed amounts) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property, and other matters.  Included in these other matters are the following:

Donaldson

On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota alleging that certain “ChannelFlow®” engine/mobile filters manufactured and sold by a subsidiary of the Company infringe one or more patents held by Donaldson.   Through this lawsuit Donaldson seeks various remedies, including injunctive relief and monetary damages of an unspecified amount.  Management believes that the products in question do not infringe the asserted patents and that such patents are invalid.  The Company is vigorously defending the action.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Antitrust

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American filter manufacturer, including the Company's subsidiary, Baldwin Filters, Inc., engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters.  This suit is a purported class action on behalf of direct purchasers of filters from the defendants.  Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada.  The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois.  The Company intends to vigorously defend the claims raised in these actions.  In this regard, the Company filed a motion to be dismissed from these cases, due to the lack of any factual allegations against the Company specifically and the fact that the allegations center predominantly on the automotive filtration market rather than on the heavy-duty filtration market.  On November 9, 2009, the presiding court denied the Company’s motion, a decision that the Company is seeking to overturn.

The Company understands that the Antitrust Division of the Department of Justice (“DOJ”) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation. The Company was not contacted by the DOJ in connection with the DOJ investigation and was not the subject of any subpoena.  Public reports indicate that the DOJ officially closed its investigation in January 2010 and took no action against any filter manufacturer.

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

The Company believes recorded reserves in its Consolidated Condensed Financial Statements are adequate in light of the probable and estimable outcomes of the items discussed above.  These recorded liabilities were not material to the Company’s financial position, results of operation or liquidity and the Company does not believe that any pending claims or litigation, including those identified above, will materially affect its financial position, results of operation or liquidity.

Other Contingencies

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other employees.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

14.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS

Diluted earnings per share reflect the impact of outstanding stock options as if exercised during the periods presented using the treasury stock method.  The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

	Three Months Ended
	February 27,	February 28,
	2010	2009

Weighted average number of shares outstanding	50,594,234	51,059,182

Dilutive effect of stock-based arrangements	340,679	482,276

Weighted average number of diluted shares outstanding	50,934,913	51,541,458

Net earnings attributable to CLARCOR	$14,866	$8,791

Basic earnings per share attributable to CLARCOR	$0.29	$0.17

Diluted earnings per share attributable to CLARCOR	$0.29	$0.17

Options with exercise prices greater than the average market price of the shares during the respective periods are not included in the computation of diluted earnings per share.  For the three months ended February 27, 2010, 1,241,210 options with a weighted average exercise price of $34.38 were excluded from the computation.  For the three months ended February 28, 2009, 1,342,250 options with a weighted average exercise price of $34.32 were excluded from the computation.

For the three months ended February 27, 2010, exercises of stock options added $372 to capital in excess of par value.  For the three months ended February 28, 2009, exercises of stock options added $1,876 to capital in excess of par value.

The Company did not repurchase any shares of its common stock under its $250,000 stock repurchase program during the three months ended February 27, 2010 or the three months ended February 28, 2009.  As of February 27, 2010, there was approximately $167,443 available for future purchases under this program.

15.	SEGMENT DATA

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the three months ended February 27, 2010 and February 28, 2009, respectively, is shown below. Net sales represent sales to unaffiliated customers as reported in the Consolidated Condensed Statements of Earnings. Intersegment sales were not material.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	February 27,	February 28,
	2010	2009
Net sales:
Engine/Mobile Filtration	$96,428	$85,380
Industrial/Environmental Filtration	102,027	113,458
Packaging	16,676	14,852
	$215,131	$213,690

Operating profit:
Engine/Mobile Filtration	$17,862	$13,301
Industrial/Environmental Filtration	4,283	663
Packaging	751	(277)
	22,896	13,687
Other expense	(494)	(806)

Earnings before income taxes	$22,402	$12,881

	February 27,	November 28,
	2010	2009
	(Unaudited)
Identifiable assets:
Engine/Mobile Filtration	$264,934	$252,747
Industrial/Environmental Filtration	623,239	629,488
Packaging	37,356	36,456
Corporate	41,829	55,199
	$967,358	$973,890

Part I –  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in millions except share and per share data)

	First Quarter		2010 vs. 2009
	2010	2009	$ Change	% Change

Net sales	$215.1	$213.7	$1.4	1%

Cost of sales	145.3	152.7	(7.4)	-5%

Gross profit	69.8	61.0	8.8	14%

Selling and administrative expenses	46.9	47.3	(0.4)	-1%

Operating profit	22.9	13.7	9.2	67%

Other income (expense)	(0.5)	(0.8)	0.3

Provision for income taxes	7.6	4.1	3.5	85%

Net earnings attributable to CLARCOR	14.9	8.8	6.1	69%

Average diluted shares (millions)	50.9	51.5	(0.6)	-1%

Diluted earnings per share	$0.29	$0.17	$0.12	71%

Percentages:

Gross margin	32.5%	28.5%		3.9 pt

Selling and administrative percentage	21.8%	22.1%		-0.3 pt

Operating margin	10.6%	6.4%		4.2 pt

Effective tax rate	33.9%	31.8%		2.1 pt

Net earnings margin	6.9%	4.1%		2.8 pt

Our operating performance in the first quarter of 2010 improved significantly from results in the first quarter of 2009.  Even though net sales increased only slightly year-over-year, operating profit increased $9.2 million or 67%, net earnings attributable to CLARCOR increased $6.1 million or 69% and diluted earnings per share increased $0.12 or 71% from $0.17 in the first quarter of 2009.  Operating margin improved to 10.6% from 6.4% in the first quarter of 2009.  Net sales in the first quarter were negatively impacted by a $3.9 million reduction in HVAC filter sales to the 3M Company (“3M”).

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Our strong operating performance in the first quarter of 2010 compared with 2009 was driven by an $11.0 million or 13% increase in net sales at our Engine/Mobile Filtration segment, the cost benefits of restructuring efforts at our HVAC operations and lower material costs on sales of natural gas vessels.  The benefits of the restructuring of the HVAC operations and lower material costs were clearly seen in the operating results of our Industrial/Environmental Filtration segment.  In this segment net sales declined $11.5 million, but operating profited increased $3.6 million from the first quarter of 2009.

•	Acquisitions

We completed no acquisitions in the first quarter of 2010.  We completed six acquisitions during fiscal year 2009, some of which were finalized after the first quarter of 2009.  The net impact of these acquisitions in the first quarter of 2010 compared to 2009 was to increase net sales by $1.7 million and operating profit by $0.2 million.

•	Foreign Exchange

The average exchange rate for most foreign currencies versus the U.S. dollar was stronger in the first quarter of 2010 compared to the first quarter of 2009.  As a result, stronger foreign currencies positively impacted our translated U.S. dollar value of net sales by $5.1 million and operating profit by $0.8 million in the first quarter of 2010 versus the first quarter of 2009.

•	Other income (expense)

Interest expense

Interest expense declined $0.8 million in the first quarter of 2010 compared to the first quarter of 2009.  $0.6 million of this decrease was driven by the impact of a mark-to-market adjustment on an interest rate swap agreement in the first quarter of 2009.  The remaining $0.2 million decline was driven by lower interest expense on our line of credit as a result of by a lower average interest rate (0.6% in 2010 and 1.2% in 2009) and lower average outstanding balances ($22.0 million in 2010 and $75.0 million in 2009).

Foreign currency gains and losses

Changes in foreign currency gains and losses negatively impacted other income (expense) by $0.2 million in the first quarter of 2010 versus the first quarter of 2009.  Much of the foreign currency gain or loss is driven by the translation of U.S. dollar denominated intercompany debt into a local currency, primarily the Euro.  Since the U.S. dollar strengthened against the Euro during the first quarter of 2010, we recognized a foreign currency loss.

•	Provisions for income taxes

The effective tax rate in the first quarter of 2010 was 33.9% versus 31.8% in the first quarter of 2009.  This higher effective tax rate was caused by a higher mix of our earnings in the first quarter of 2010 being generated in the U.S.—which has a higher tax rate than our foreign tax jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

•	Shares outstanding

Average diluted shares outstanding declined 0.6 million in the first quarter of 2010 compared with the first quarter of 2009.  This reduction was driven by a 0.5 million decrease in average basic shares outstanding.  Average basic shares outstanding decreased primarily due to the repurchase of 0.7 million shares in the third quarter of 2009.

SEGMENT ANALYSIS

	First Quarter
(Dollars in millions)	2010	% Total	2009	% Total

Net sales:
Engine/Mobile Filtration	$96.4	45%	$85.4	40%
Industrial/Environmental Filtration	102.0	47%	113.5	53%
Packaging	16.7	8%	14.8	7%
	$215.1	100%	$213.7	100%

Operating profit:
Engine/Mobile Filtration	$17.9	78%	$13.3	97%
Industrial/Environmental Filtration	4.3	19%	0.7	5%
Packaging	0.7	3%	(0.3)	-2%
	$22.9	100%	$13.7	100%

Operating margin:
Engine/Mobile Filtration	18.5%		15.6%
Industrial/Environmental Filtration	4.2%		0.6%
Packaging	4.5%		-1.9%
	10.6%		6.4%

Engine/Mobile Filtration Segment

(Dollars in millions)	First Quarter		2010 v 2009
	2010	2009	$ Change	% Change

Net sales	$96.4	$85.4	$11.0	13%

Operating profit	17.9	13.3	4.6	35%

Operating margin	18.5%	15.6%		2.9 pt

Our Engine/Mobile Filtration segment primarily sells after-market filters for heavy-duty over-the-road trucks, heavy-duty off-highway vehicles, locomotives and automobiles.  The largest market included in this segment is engine filters for heavy-duty trucks produced at our Baldwin business unit.

Net sales for our Engine/Mobile Filtration segment increased $11.0 million or 13% from the first quarter of 2009 to the first quarter of 2010 as detailed in the following table:

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

(Dollars in millions)	Net Sales

2009	$85.4

U.S. sales	0.1
Foreign sales (including export)	7.9
Foreign exchange	3.0
Net increase	11.0

2010	$96.4

Net sales in the U.S. in the first quarter of 2010 increased $0.1 million from last year.  Sales of heavy-duty engine filters to the U.S. aftermarket were lower than in 2009 but this decline was offset by higher filter sales to original equipment manufacturers and other filter companies. U.S. sales of railroad filtration products were up slightly in the first quarter of 2010 compared with the first quarter of 2009.

Net sales outside the U.S. increased $7.9 million in the first quarter of 2010 from the first quarter of 2009.  This sales increase was spread throughout diverse international markets; however, $3.6 million of this increase was from sales in China which were positively impacted by additional market penetration and an acquisition completed in the second quarter of 2009.  In addition, both European and Canadian market sales performed well compared to 2009.

Operating profit for the Engine/Mobile Filtration segment increased $4.6 million or 35% to $17.9 million in the first quarter of 2010 from $13.3 million in the first quarter of 2009.  Operating margin increased to 18.5% in the first quarter of 2010 compared to 15.6% in the first quarter of 2009.  In general, the $4.6 million increase in operating profit and the improvement in operating margin were driven by the $11.0 million increase in heavy-duty engine sales and the resulting absorption of fixed manufacturing costs.  Operating profit from sales of railroad filtration products was up slightly year-over-year.  We estimate that the change in average foreign exchange rates from the first quarter of 2009 to 2010 positively impacted the translated U.S. dollar value of operating profit by $0.6 million.

Industrial/Environmental Filtration Segment

(Dollars in millions)	First Quarter		2010 v 2009
	2010	2009	$ Change	% Change

Net sales	$102.0	$113.5	$(11.5)	-10%

Operating profit	4.3	0.7	3.6	514%

Operating margin	4.2%	0.6%		3.6 pt

Our Industrial/Environmental Filtration segment sells a large variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and replacement filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems and replacement cartridges.

Net sales for our Industrial/Environmental Filtration segment declined $11.5 million or 10% from the first quarter of 2009 as detailed in the following table:

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

(Dollars in millions)	Net Sales

2009	$113.5

U.S. sales	(8.9)
Foreign sales (including export)	(4.6)
Foreign exchange	2.0
Net decrease	(11.5)

2010	$102.0

The $8.9 million decrease in net sales to customers within the U.S. was driven by the following:

•
HVAC filter sales were down approximately $3.1 million in the first quarter of 2010 compared to the first quarter of 2009.  This decline was driven by a $3.9 million reduction in air filter sales to 3M.  In the third quarter of 2009, we were informed by 3M that it would no longer be purchasing HVAC filters from us.  Accordingly, we had no air filters sales to 3M in the first quarter of 2010.  In addition, our air filter sales were negatively impacted by the harsh winter weather in the Eastern U.S. in the first quarter of 2010.  These sales reductions were partially offset by a $1.4 million increase in air filter sales at our distribution company, Total Filtration Services, which increased its net sales across most market segments.

•
Sales to the oil drilling and aerospace markets in the U.S. declined approximately $2.3 million in the first quarter of 2010 compared with the first quarter of 2009.  Both of these markets have been significantly impacted by the downturn in the global economy.  New off-shore oil drilling has been significantly reduced to align with lower global demand, and reduced commercial and private air travel has reduced our filter sales to the aerospace market.

•
Sales of natural gas vessels and replacement filter elements in the U.S. declined approximately $3.3 million in the first quarter of 2010 compared to the first quarter of 2009.  Natural gas vessel sales in the first quarter of 2009 continued to benefit from the historically high natural gas drilling activity experienced in 2008.

•	Sales of filters and filter systems to the aviation fuel market in the U.S. declined by approximately $0.6 million in the first quarter of 2010 compared to the first quarter of 2009.

•
Sales in the remaining filter markets in our Industrial/Environmental Filtration segment in the U.S. were up a combined $0.6 million in the first quarter of 2010 compared to the first quarter of 2009.  These markets include sales of wire mesh filters to the chemical fiber and plastics markets, and sales of dust collector systems.

The $4.6 million reduction in foreign sales from the first quarter of 2009 was driven by a $3.5 million reduction in the sale of natural gas vessels and replacement filter elements primarily in the Malaysia and Canada markets.  Part of this variance was driven by a large sale of over $2.0 million that was recognized in Malaysia in the first quarter of 2009.  In addition, foreign sales in the first quarter of 2009 continued to benefit from the historically high natural gas drilling activity experienced outside the U.S. in 2008.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Operating profit for our Industrial/Environmental Filtration segment increased $3.6 million or 514% from $0.7 million in the first quarter of 2009 to $4.3 million in the first quarter of 2010.  This increase was driven primarily by improved operating results at our HVAC operations.  Even though global HVAC net sales were $3.4 million lower than the first quarter of 2009, operating profit increased approximately $4.0 million.  This increase was driven by the benefits of the HVAC restructuring program which was substantially completed in 2009, lower material costs resulting from lower commodity prices and improved material efficiency and lower selling and administrative expenses.  Operating profit for global sales to the oil and gas and aerospace markets declined approximately $0.5 million in the first quarter of 2010 compared to the first quarter of 2009.  This reduction was driven primarily by a $2.1 million reduction in global net sales to these markets. Despite a relatively high reduction in sales,  operating profit in the first quarter of 2010 for the natural gas vessel and replacement filter element market was only slightly lower than the first quarter of 2009 primarily due to lower steel prices and selling and administrative expenses.  We estimate that the change in average foreign exchange rates from the first quarter of 2009 to 2010 positively impacted the translated U.S. dollar value of operating profit by $0.2 million.

Packaging Segment

(Dollars in millions)	First Quarter		2010 v 2009
	2010	2009	$ Change	% Change

Net sales	$16.7	$14.8	$1.9	13%

Operating profit	0.7	(0.3)	1.0	n/a

Operating margin	4.5%	-1.9%		6.4 pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

Net sales for our Packaging segment increased $1.9 million or 13% from the first quarter of 2009.  This increase was driven by $1.5 million additional sales from smokeless tobacco packaging and $0.9 million additional sales from decorated flat sheet metal offset by $0.5 million lower sales from packaging products for batteries.  Operating profit in the first quarter of 2010 increased $1.0 million from the first quarter of 2009.  This increase in operating profit was driven primarily by the incremental profit from the $1.9 million increase in net sales.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position remains strong with adequate cash resources and sufficient borrowing capacity under our line of credit.  In the first quarter of 2008, we entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which we may borrow up to $250.0 million under a selection of currencies and rate formulas.  We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund any borrowings under the Credit Facility.  At our election the interest rate is based upon either a defined base rate or the London Interbank Offered Rate (“LIBOR”) interest rate plus or minus applicable margins.  At the end of the first quarter 2010, the LIBOR interest rate including margin was 0.6%.  At the end of the first quarter 2010, there was $15.0 million outstanding on the Credit Facility with an additional $8.4 million outstanding on a $75.0 million letter of credit sub-line.  Accordingly, we had $226.6 million available for further borrowing at the end of the first quarter 2010.

In the first quarter of 2008, we entered into an interest rate swap agreement (“Swap Agreement”) with a bank to manage our interest rate exposure on certain amounts outstanding under our Credit Facility.  The Swap Agreement provided for us to pay a 3.93% fixed interest rate plus applicable margins and receive interest based on a three-month LIBOR on a notional amount of $100.0 million.  The Swap Agreement was not designated as a hedge for financial reporting purposes.  Accordingly, unrealized gains and losses were recorded as interest expense in the Consolidated Condensed Statements of Earnings.  Periodic settlement payments or receipts were recorded as a component of cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.  The fair value of the Swap Agreement at November 28, 2009 was approximately $1.0 million and was recorded as part of other accrued liabilities.  The Swap Agreement expired in January 2010, and this final $1.0 million settlement was paid.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

From time to time, we use derivative financial instruments such as the Swap Agreement to mitigate our exposure to certain market risks.  However, by using derivative financial instruments, we are exposed to credit risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk.  We minimize this credit risk by entering into transactions with counterparties which we believe have the financial resources to meet their obligations.  There were no derivative instruments outstanding at the end of the first quarter of 2010.

Cash and cash equivalents, restricted cash and short-term investments decreased $9.8 million to $82.4 million at the end of the first quarter 2010 from $92.2 million at year-end 2009.  Short-term investments primarily include tax-exempt municipal money market funds.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds at these institutions are not at significant risk.  The current ratio of 3.2 at the end of the first quarter 2010 was lower than the current ratio of 3.4 at year-end 2009.

Long-term debt of $32.0 million at the end of the first quarter 2010 included $15.0 million outstanding on our Credit Facility, $15.8 million outstanding on industrial revenue bonds and $1.2 million of other long-term debt.  At the end of the first quarter 2010 and at year-end 2009, we were in compliance with all financial covenants included in our Credit Facility.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 4.4% at the end of the first quarter 2010 compared to 7.0% at the end of 2009.

We had 50.4 million shares of common stock outstanding at the end of the first quarter of 2010 and at year-end 2009.  Shareholders’ equity increased to $694.6 million at the end of the first quarter 2010 compared to $688.5 million at year-end 2009.  This $6.1 million increase was driven by additional net earnings of $14.8 million, stock compensation expense pursuant to incentive plans of $2.5 million, amortization of pension related items of $0.6 million and proceeds from the exercise of stock options of $0.4 million, offset by currency translation adjustments of $7.3 million and dividend payments of $4.9 million.

Net cash provided by operating activities increased $16.3 million to $35.3 million in the first quarter of 2010 from $19.0 million in the first quarter of 2009.  This $16.3 million increase was driven by a $17.8 million increase in cash generated from changes in short-term investments and a $6.0 million increase in net earnings.  These positive cash flows were offset by an $8.0 million increase in cash used for working capital primarily related to the timing of cash received for accounts receivable and cash paid for accounts payable.

Net cash used in investing activities decreased $8.4 million to $5.4 million in the first quarter of 2010 from $13.8 million in the first quarter of 2009.  This decrease was driven by a $7.1 million reduction in cash used for business acquisitions and investments in affiliates.  The $7.1 million invested in business acquisitions and affiliates in 2009 was driven by several smaller acquisitions.  In addition to reduced investment for business acquisitions, we invested $1.0 million less in capital expenditures in the first quarter of 2010 compared with 2009, and we received $0.6 million in the first quarter of 2010 of insurance proceeds related to a 2009 building fire.

Net cash used in financing increased $21.9 million to $24.3 million in the first quarter of 2010 from $2.4 million in the first quarter of 2009.  This increase was driven by a $20.0 million payment on our line of credit in the first quarter of 2010, $1.3 million less cash received from the exercise of stock options and additional dividend payments of $0.3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Subsequent to year-end 2009, we determined that we expect to voluntarily contribute up to $6.7 million to our U.S. qualified pension plans in 2010.  At year-end, we disclosed our required $0.1 million contribution to the U.S. qualified pension plans; however, we were still evaluating our voluntary contribution.

We believe that our current operations will continue to generate cash and that sufficient lines of credit remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, provide for interest payments and required principal payments related to debt agreements, fund pension plan contributions and repurchase common stock.  We also continue to assess acquisition opportunities in related filtration businesses that would expand our market base, distribution coverage or product offerings.  Any such acquisitions may affect operating cash flows and may require changes in our debt and capitalization.   In addition, capital market disruptions may affect the cost or availability of future borrowings.  We have no material long-term purchase commitments.  We will also continue to assess repurchases of our common stock.  At the end of the first quarter 2010, there was $167.4 million available for repurchase under the current authorization.  Future repurchases of our stock will be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the first quarter 2010, our liability for uncertain income tax provisions was $2.0 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2009 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first quarter 2010 or fiscal 2009.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2009 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in our critical accounting policies set forth in the 2009 Form 10-K. These policies have been consistently applied in all material respects. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

Recent Relevant Accounting Pronouncements

A discussion of recent relevant accounting pronouncements is included in Note 1 to the Consolidated Condensed Financial Statements.

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

Outlook

Our operating results in the first quarter of 2010 were significantly improved from the first quarter of last year.  Based upon the cost reduction programs we initiated last year, including the completion of our HVAC operations restructuring, we believe we are well positioned to capitalize on our anticipated incremental growth in 2010.  We believe we have seen a turning point in sales in most of our product markets.  Once again, we anticipate overall sales growth for the full year to be between 6% and 8% despite the previously disclosed $13.7 million reduction in sales to 3M.  Our sales growth is spread through our many diverse end markets, but we expect significant growth in our natural gas, aerospace and oil markets throughout the year.  We reaffirm our previous 2010 guidance for diluted earnings per share in the range of $1.55 and $1.70.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This First Quarter 2010 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

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

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. These and other uncertainties are discussed in the “Risk Factors” section of our 2009 Form 10-K. Our future results may fluctuate as a result of these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2010 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this First Quarter 2010 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this First Quarter 2010 Form 10-Q.

Part I –  Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense on long-term debt is sensitive to changes in interest rates.  In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies.  Market risks are also discussed in our 2009 Form 10-K in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.  There have been no material changes to the disclosure regarding market risk set forth in the 2009 Form 10-K.

Part I –  Item 4. Controls and Procedures

We have established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer and Bruce A. Klein, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 27, 2010.  Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a – 15(e) of the Exchange Act were effective as of February 27, 2010, in achieving the objectives for which they were designed.  No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended February 27, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II –  Other Information

Part II –  Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Form 10-Q.

Part II –  Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended November 28, 2009.

Part II –  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2007, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2010.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we did not repurchase any shares of our common stock during the fiscal quarter ended February 27, 2010.  The amount of $167,442,663 remained available for purchase under such program at the end of the first quarter of 2010.

COMPANY PURCHASES OF EQUITY SECURITIES (1)
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan

November 29, 2009 through December 31, 2009	-	$-	-	$167,442,663
January 1, 2010 through January 31, 2010	-	$-	-	$167,442,663
February 1, 2010 through February 27, 2010	-	$-	-	$167,442,663
Total	-		-

(1) The Purchase Plan announced June 25, 2007 provides for aggregate purchases up to $250 million.  The program expires June 25, 2010.

Part II –  Item 6. Exhibits

a.	Exhibits:
	31(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31(ii)	Certification of Bruce A. Klein pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

March 19, 2010	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson Chairman of the Board, President and Chief Executive Officer

March 19, 2010	By	/s/ Bruce A. Klein
(Date)		Bruce A. Klein Chief Financial Officer and Chief Accounting Officer