Form 10-Q
period 2010-05-29
CLARCOR INC
filed 2010-06-18
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes ☐  No ☒

As of May 29, 2010, 50,637,671 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS		PAGE

Part I – Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

Part II – Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	*

Item 4.	[Removed and Reserved]	*

Item 5.	Other Information	*

Item 6.	Exhibits	37

	* Item omitted because no answer is called for or item is not applicable

Part I -   Item 1. Financial Statements
CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
	May 29,	November 28,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,661	$59,277
Restricted cash	790	762
Short-term investments	-	32,171
Accounts receivable, less allowance for losses of $12,360 for 2010 and $15,150 for 2009	175,240	164,545
Inventories:
Raw materials	62,064	57,579
Work in process	27,430	23,405
Finished products	84,357	76,432
Total inventories	173,851	157,416
Deferred income taxes	29,452	27,567
Prepaid expenses and other current assets	6,745	6,790
Total current assets	461,739	448,528

Plant assets at cost,	452,315	447,241
less accumulated depreciation	(268,018)	(259,150)
	184,297	188,091

Goodwill	226,364	228,182
Acquired intangibles, less accumulated amortization	93,440	95,990
Deferred income taxes	436	630
Other noncurrent assets	11,547	12,469
Total assets	$977,823	$973,890

LIABILITIES
Current liabilities:
Current portion of long-term debt	$105	$99
Accounts payable	60,385	54,627
Accrued insurance liabilities	12,898	10,572
Accrued salaries, wages and commissions	16,055	8,599
Customer deposits	12,204	8,705
Compensated absences	7,876	7,903
Other accrued liabilities	35,060	36,018
Income taxes	2,654	5,419
Total current liabilities	147,237	131,942

Long-term debt, less current portion	17,302	52,096
Postretirement healthcare benefits	693	689
Long-term pension liabilities	62,919	61,746
Deferred income taxes	30,651	32,136
Other long-term liabilities	4,514	5,394
Total liabilities	263,316	284,003

Contingencies
Redeemable noncontrolling interest	1,363	1,412

SHAREHOLDERS' EQUITY
Capital stock	50,638	50,393
Capital in excess of par value	44,900	36,814
Accumulated other comprehensive loss	(45,527)	(32,879)
Retained earnings	661,187	632,291
Total CLARCOR Inc. equity	711,198	686,619
Noncontrolling interests	1,946	1,856
Total shareholders' equity	713,144	688,475
Total liabilities and shareholders' equity	$977,823	$973,890

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009

Net sales	$257,869	$229,395	$473,000	$443,085
Cost of sales	173,026	159,797	318,352	312,504

Gross profit	84,843	69,598	154,648	130,581

Selling and administrative expenses	48,631	44,368	95,540	91,664

Operating profit	36,212	25,230	59,108	38,917

Other income (expense):
Interest expense	(114)	(604)	(237)	(1,532)
Interest income	95	88	116	230
Other, net	(205)	464	(597)	444

	(224)	(52)	(718)	(858)

Earnings before income taxes	35,988	25,178	58,390	38,059

Provision for income taxes	12,053	8,121	19,648	12,217

Net earnings	23,935	17,057	38,742	25,842

Net (earnings) losses attributable to noncontrolling interests	(50)	(266)	9	(260)

Net earnings attributable to CLARCOR Inc.	$23,885	$16,791	$38,751	$25,582

Net earnings per share attributable to CLARCOR Inc:
Basic	$0.47	$0.33	$0.76	$0.50
Diluted	$0.47	$0.33	$0.76	$0.50

Average number of shares outstanding:
Basic	50,716,443	51,116,978	50,661,061	51,086,280
Diluted	51,042,817	51,409,284	50,902,545	51,467,212

Dividends paid per share	$0.0975	$0.0900	$0.1950	$0.1800

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six Months Ended
	May 29,	May 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$38,742	$25,842
Depreciation	13,805	13,851
Amortization	2,423	2,436
Stock-based compensation expense	3,362	3,142
Excess tax benefit from stock-based compensation	(1,722)	(432)
Changes in short-term investments	32,171	(16,065)
Changes in assets and liabilities, excluding short-term investments	(18,736)	7,742
Other, net	(102)	(55)
Net cash provided by operating activities	69,943	36,461

Cash flows from investing activities:
Additions to plant assets	(11,257)	(10,784)
Business acquisitions, net of cash acquired	-	(9,804)
Proceeds from insurance claim	557	-
Investment in affiliate	-	(1,000)
Other, net	153	394
Net cash used in investing activities	(10,547)	(21,194)

Cash flows from financing activities:
Net payments under line of credit	(35,000)	(10,000)
Borrowings under long-term debt	354	8,410
Payments on long-term debt	(73)	(559)
Sale of capital stock under stock option and employee purchase plans	3,963	2,106
Acquisition of noncontrolling interest	-	(2,388)
Excess tax benefits from stock-based compensation	1,722	432
Cash dividends paid	(9,870)	(9,196)
Net cash used in financing activities	(38,904)	(11,195)

Net effect of exchange rate changes on cash	(4,108)	2,016

Net change in cash and cash equivalents	16,384	6,088

Cash and cash equivalents, beginning of period	59,277	40,715

Cash and cash equivalents, end of period	$75,661	$46,803

Cash paid during the period for:
Interest	$1,076	$1,140
Income taxes	$24,426	$14,200

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The Consolidated Condensed Balance Sheet as of May 29, 2010, the Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended May 29, 2010 and May 30, 2009, have been prepared by CLARCOR Inc. (“CLARCOR” or “the Company”) without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009 (“2009 Form 10-K”).  The November 28, 2009 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2009 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended May 29, 2010, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s 2009 Form 10-K.

The Company performed a review of subsequent events through the date the Consolidated Condensed Financial Statements were issued, and concluded no events or transactions occurred during that period requiring recognition or disclosure, except as disclosed in Note 9 and Note 16.

New Accounting Guidance

In February 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amended its subsequent events guidance issued in May 2009.  This guidance eliminated the requirement for an SEC filer to disclose the date through which subsequent events were evaluated and refined the scope of the disclosure requirement for reissued financial statements.  The impact of adopting this guidance during the quarterly period ended February 27, 2010 only affected disclosures in the Consolidated Condensed Financial Statements and therefore was not material.

In January 2010, the FASB issued guidance related to fair value measurements (see Note 6) requiring new disclosures regarding transfers in and out of Level 1 and 2 and requiring the gross presentation of activity within Level 3.  The guidance also clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  Additionally, the guidance includes conforming amendments to employers’ disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years.  The impact of adopting this guidance during the quarterly period ended May 29, 2010 resulted in additional disclosures in the Notes to the Consolidated Condensed Financial Statements.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year, although early adoption is permitted.  The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The Company is assessing the potential effect of this guidance on its financial statements.

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

In December 2007, the FASB issued guidance affecting the accounting for businesses acquired, the presentation of noncontrolling interests, previously called minority interests, and requiring that assets acquired or liabilities assumed in a business combination and arising from a contingency be recognized at fair value at the acquisition date if the acquisition date fair value can be determined during the measurement period.  The Company adopted this guidance on November 29, 2009.  The guidance dealing with noncontrolling interests was retrospectively applied to all prior period information for presentation and disclosure requirements and resulted in the reclassification of certain prior year amounts.  For all periods presented, noncontrolling interests are classified in the Consolidated Condensed Balance Sheets as either a separate component of shareholders’ equity or as redeemable noncontrolling interests.  Net earnings attributable to CLARCOR and the noncontrolling interests are reflected in the Consolidated Condensed Statements of Earnings.  Payments for the acquisition of noncontrolling interests in entities of which the Company did not previously have control are included in investing activities in the Consolidated Condensed Statements of Cash Flows.  Payments for acquisitions of noncontrolling interest in entities of which the Company did have previous control are treated as equity transactions and are included in financing activities in the Consolidated Condensed Statements of Cash Flows.  Prior to the adoption of this guidance, payments related to controlled entities were included in investing activities.

2.	INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,421 included in other noncurrent assets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH based on the percentage of ownership, as well as the receipt of any dividends.  During the six months ended May 29, 2010, the Company received dividends of $382 from BPH.  The equity investment is periodically reviewed for indicators of impairment.  The amount of undistributed BPH earnings included within the retained earnings of the Company was not material at May 29, 2010 or November 28, 2009.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes compensation expense related to stock options during the quarter and six months ended May 29, 2010 and May 30, 2009.

	Quarter Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Pre-tax compensation expense	$752	$620	$2,530	$2,277
Tax benefits	(249)	(197)	(851)	(724)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	1,631	50	1,783	567

The following table summarizes activity with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Shares Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,229,187	$27.43
Granted	475,960	$32.62
Exercised	(302,780)	$21.28
Surrendered	(12,249)	$33.89
Outstanding at May 29, 2010	3,390,118	$28.69

Options exercisable at May 29, 2010	2,402,608	$26.79

At May 29, 2010, there was $4,005 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 3.2 years.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes information about the Company’s outstanding and exercisable options at May 29, 2010.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$9.25 - $13.75	165,084	$12.50	$3,922	1.20	165,084	$12.50	$3,922	1.20
$16.01 - $22.80	601,743	$20.04	9,760	2.94	601,743	$20.04	9,760	2.94
$25.31 - $35.66	2,272,804	$30.95	12,072	6.62	1,457,588	$30.00	9,125	5.40
$36.48 - $38.23	350,487	$36.51	-	7.49	178,193	$36.53	-	7.49
	3,390,118	$28.69	$25,754	5.79	2,402,608	$26.79	$22,807	4.65

The following table summarizes information about stock option exercises during the quarter and six months ended May 29, 2010 and May 30, 2009.

	Quarter Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Fair value of options exercised	$1,671	$23	$1,742	$448
Total intrinsic value of options exercised	4,474	158	4,893	1,527
Cash received upon exercise of options	3,184	28	3,424	1,526
Tax benefit realized from exercise of options	1,624	49	1,776	551
Addition to capital in excess of par value due to exercise of stock options	4,035	27	4,407	1,903

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Six Months Ended
	May 29,	May 30,
	2010	2009
Weighted average fair value per option at the date of grant for options granted	$8.72	$7.62
Risk-free interest rate	2.76%	1.91%
Expected dividend yield	1.25%	0.96%
Expected volatility factor	26.28%	24.16%
Expected option term in years	5.7	6.1

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 101,629 and 99,265 vested and deferred shares at May 29, 2010 and November 28, 2009, respectively.

The following table summarizes compensation expense related to restricted stock unit awards during the quarter and six months ended May 29, 2010 and May 30, 2009.

	Quarter Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Pre-tax compensation expense	$99	$107	$832	$865
Tax benefits	(32)	(34)	(280)	(275)
Excess tax expense associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	(36)	(40)	(61)	(135)

The following table summarizes the restricted stock unit awards.

	Shares Granted under Incentive Plans	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	67,476	$34.01
Granted	34,128	$32.30
Vested	(21,727)	$34.15
Nonvested at May 29, 2010	79,877	$33.24

The total fair value of shares vested during the six months ended May 29, 2010 and May 30, 2009 was $742 and $614, respectively.

The Company has recognized $1,727 of compensation cost prior to May 29, 2010 related to nonvested restricted stock unit awards.  As of May 29, 2010, there was $811 of total unrecognized compensation cost related to nonvested restricted stock unit awards that the Company expects to recognize during fiscal years 2010 through 2013.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4.	COMPREHENSIVE EARNINGS

Total comprehensive earnings and its components are as follows:

		Other Comprehensive Earnings, Net of Tax:
	Net Earnings (Loss)	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Comprehensive Earnings
Quarter Ended
May 29, 2010:
CLARCOR Inc.	$23,885	$(6,558)	$656	$17,983
Non-redeemable noncontrolling interests	48	-	-	48
Redeemable noncontrolling interests	2	-	-	2
	$23,935	$(6,558)	$656	$18,033

May 30, 2009:
CLARCOR Inc.	$16,791	$11,446	$216	$28,453
Non-redeemable noncontrolling interests	202	(68)	-	134
Redeemable noncontrolling interests	64	(5)	-	59
	$17,057	$11,373	$216	$28,646

Six Months Ended
May 29, 2010:
CLARCOR Inc.	$38,751	$(13,927)	$1,279	$26,103
Non-redeemable noncontrolling interests	93	(3)	-	90
Redeemable noncontrolling interests	(102)	53	-	(49)
	$38,742	$(13,877)	$1,279	$26,144

May 30, 2009:
CLARCOR Inc.	$25,582	$8,132	$433	$34,147
Non-redeemable noncontrolling interests	297	(67)	-	230
Redeemable noncontrolling interests	(37)	3	-	(34)
	$25,842	$8,068	$433	$34,343

The components of the ending balances of accumulated other comprehensive loss are as follows:

	May 29,	November 28,
	2010	2009
Pension liability, net of tax of $22,830 and $22,796	$(37,933)	$(39,212)
Translation adjustments, net of tax of $155 and $155	(7,594)	6,333
Accumulated other comprehensive loss	$(45,527)	$(32,879)

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5.	GOODWILL AND ACQUIRED INTANGIBLES ASSETS

The following table reconciles the activity for goodwill by segment for the six months ended May 29, 2010.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Balance at November 28, 2009	$22,551	$205,631	$-	$228,182
Currency translation adjustments	(1,822)	4	-	(1,818)
Balance at May 29, 2010	$20,729	$205,635	$-	$226,364

The following table summarizes acquired intangibles by segment. Other acquired intangibles includes parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Balance at May 29, 2010
Trademarks, gross - indefinite lived	$603	$41,022	$-	$41,625
Trademarks, gross - finite lived	289	488	-	777
Accumulated amortization	(52)	(282)	-	(334)
Trademarks, net	840	41,228	-	42,068

Customer relationships, gross	4,110	34,158	-	38,268
Accumulated amortization	(1,291)	(9,393)	-	(10,684)
Customer relationships, net	2,819	24,765	-	27,584

Other acquired intangibles, gross	243	35,909	-	36,152
Accumulated amortization	(243)	(12,121)	-	(12,364)
Other acquired intangibles, net	-	23,788	-	23,788

	$3,659	$89,781	$-	$93,440

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes estimated amortization expense for the next five fiscal years.

Fiscal year 2010	$4,739
Fiscal year 2011	4,526
Fiscal year 2012	4,526
Fiscal year 2013	4,501
Fiscal year 2014	4,315

6.	FAIR VALUE MEASUREMENTS

Fair Value Measurements

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its quarterly and annual financial statements. Fair value is the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Fair value measurements are categorized in a hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs are the highest level and reflect market data obtained from independent sources, while unobservable inputs are the lowest level and reflect internally developed market assumptions.  The Company classifies fair value measurements by the following hierarchy:

•	Level 1 – Quoted active market prices for identical assets

•
Level 2 – Significant other observable inputs, such as quoted prices for similar (but not identical) instruments in active markets, quoted prices for identical or similar instruments in markets which are not active and model determined valuations in which all significant inputs or significant value-drivers are observable in active markets

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

The Company’s short-term investments consisted of tax-exempt municipal money market funds which were actively traded.  The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.  The fair value of the interest rate agreement (see Note 8) was determined using the present value of expected future cash flows using forward rates as of November 28, 2009 and discount rates commensurate with the risks associated with those cash flows.  There were no changes in fair value determination methods or significant assumptions used in those methods during the six months ended May 29, 2010.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Assets or liabilities that have recurring measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

Balance at May 29, 2010
Restricted trust: (part of noncurrent assets)
Mutual fund investments - equities	$857	$857	$-	$-
Mutual fund investments - bonds	252	252	-	-
Cash and equivalents	272	272	-	-
Total restricted trust	$1,381	$1,381	$-	$-

Balance at November 28, 2009
Short-term investments	$32,171	$32,171	$-	$-
Restricted trust (part of noncurrent assets)	$1,419	$1,419	$-	$-
Interest rate agreement (part of current liabilities)	$(961)	$-	$(961)	$-

There were no transfers between Level 1 and Level 2 during the six months ended May 29, 2010.  The interest rate agreement (Level 2) expired January 1, 2010.  The Company liquidated the short-term investments (Level 1) during May 2010.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, short-term investments (only at November 28, 2009), the restricted trust and the interest rate agreement (only at November 28, 2009), approximated the carrying values of those financial instruments at both May 29, 2010 and November 28, 2009.  An expected present value technique is used to estimate the fair value of long-term debt.  A fair value estimate of $16,699 and $49,513 for long-term debt at May 29, 2010 and November 28, 2009, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at May 29, 2010 and November 28, 2009 is $17,407 and $52,195, respectively.

7.	GUARANTEES AND WARRANTIES

The Company has provided letters of credit totaling $23,425 and $23,395 as of May 29, 2010 and November 28, 2009, respectively, to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Changes in the Company’s warranty accrual, which is included in other accrued liabilities, during the six months ended May 29, 2010 and May 30, 2009, are as follows:

	2010	2009
Balance at beginning of period	$3,989	$2,494
Accruals for warranties issued during the period	242	502
Accruals related to pre-existing warranties	41	345
Settlements made during the period	(502)	(366)
Other adjustments, including currency translation	(384)	48
Balance at end of period	$3,386	$3,023

8.	LONG-TERM DEBT AND INTEREST RATE AGREEMENT

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas.  The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins.  Commitment fees, letter of credit fees and other fees are also payable as provided in the credit agreement.  At May 29, 2010, there were no borrowings outstanding on the Credit Facility.  The Credit Facility includes a $75,000 letter of credit subline, against which $16,012 and $8,491 in letters of credit had been issued at May 29, 2010 and November 28, 2009.

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

The following table reflects the gain (loss) and net settlement payments on the interest rate agreement for the quarter and six months ended May 29, 2010 and May 30, 2009, respectively.

Derivatives Not Designated as Hedging Instruments	Location	Amount
		Quarter Ended
		May 29,	May 30,
		2010	2009
Fixed rate interest swap agreement unrealized losses	Interest expense	$-	$(360)
Fixed rate interest swap agreement net settlement payments	Cash flows from operating activities	-	617

		Six Months Ended
		May 29,	May 30,
		2010	2009
Fixed rate interest swap agreement unrealized losses	Interest expense	$-	$(978)
Fixed rate interest swap agreement net settlement payments	Cash flows from operating activities	961	630

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

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost and Company contributions for these plans were as follows:

	Quarter Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Pension Benefits:
Components of net periodic benefit cost:
Service cost	$527	$451	$1,055	$901
Interest cost	2,031	2,298	4,070	4,595
Expected return on plan assets	(1,777)	(1,715)	(3,562)	(3,428)
Amortization of unrecognized:
Prior service cost	(99)	32	(198)	65
Net actuarial loss	1,199	390	2,400	779
Net periodic benefit cost	$1,881	$1,456	$3,765	$2,912

Cash contributions	$93	$417	$186	$807

	Quarter Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Postretirement Healthcare Benefits:
Components of net periodic benefit income:
Interest cost	$8	$15	$16	$30
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial gain	(32)	(46)	(64)	(92)
Net periodic benefit income	$(55)	$(62)	$(110)	$(124)

Cash contributions	$39	$50	$78	$100

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  The Company expects to contribute up to $6,700 to its U.S. qualified plans, $5,719 to its U.S. combined nonqualified plans, $407 to its non-U.S. plan and $154 to its postretirement healthcare benefit plan to pay benefits during 2010.  Subsequent to May 29, 2010, the Company contributed $2,841 to its U.S. combined nonqualified plans for benefit payments.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

In addition to the plan assets related to its qualified plans, the Company has also funded $1,381 and $1,419 at May 29, 2010 and November 28, 2009, respectively, into a restricted trust for its U.S. combined nonqualifed plans.  This trust is included in other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits, for the six months ended May 29, 2010 and May 30, 2009.

	2010	2009
Balance at beginning of period	$2,161	$1,970
Changes for current period tax positions	(39)	123
Changes for prior period tax positions	39	2
Changes in interest and penalties	(5)	112
Balance at end of period	$2,156	$2,207

At May 29, 2010, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $2,033.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  As of May 29, 2010, the Company had $478 accrued for the payment of interest and penalties.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal year 2010; however, the amount cannot be estimated.

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

As discussed more fully in the 2009 Form 10-K, in July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (“HVAC”) filter manufacturing operations within its Industrial/Environmental Filtration segment.  The HVAC restructuring program was substantially complete in fiscal year 2009.  At November 28, 2009, accrued severance of $28 related to Kentucky facilities, was included in other accrued liabilities.  At May 29, 2010, all restructuring expenses were paid.

The Company did not incur any restructuring expenses during the quarter and six months ended May 29, 2010.

During the six months ended May 30, 2009, the Company consolidated four Louisville, Kentucky area facilities into one location in Jeffersonville, Indiana to realize cost savings and efficiency benefits.  Severance costs of $107 and $133 were accrued during the quarter and six months ended May 30, 2009, respectively, and were included in cost of sales in the Consolidated Condensed Statements of Earnings.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

During May 2009, the Company closed a small facility in Clover, South Carolina.  The Company did not incur any material expenses related to this closure.

During the quarter and six months ended May 30, 2009, the Company recorded restructuring expenses of $20 and $47, respectively, related to the Henderson, North Carolina location mainly for facility consolidation and employee termination costs.  These expenses were included in cost of sales in the Consolidated Condensed Statements of Earnings.  Minimal additional restructuring charges related to facility consolidation costs will be recognized when the Company exits that facility.  In addition to costs classified as restructuring expenses, the Company has incurred and will continue to incur other non-restructuring costs related to this facility until it is sold.

During the second quarter of fiscal year 2008, the Company discontinued production at an HVAC filter manufacturing plant in Davenport, Iowa.  The Company did not incur any restructuring expenses related to the Davenport, Iowa location during the quarter and six months ended May 30, 2009.  Minimal additional restructuring charges related to contract termination costs and facility consolidation costs will be recognized when the Company exits a lease related to that facility in 2012.   In addition to costs classified as restructuring expenses, the Company has incurred and will continue to incur other non-restructuring costs related to this facility until the expiration of the lease.

12.	INSURANCE CLAIMS

During June 2009, an Industrial/Environmental Filtration segment warehouse that the Company leases was damaged by fire.  A loss of $250, representing the Company’s deductible, was recorded in cost of sales for the quarter ended August 29, 2009.  During September 2009, the Company received $500 from the insurance company.  During February 2010, the Company received additional insurance proceeds of $557.  The Company does not expect to collect any further amounts related to this claim.

13.	CONTINGENCIES

Legal Contingencies

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial claimed amounts) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property, and other matters.  Items included in these other matters are discussed below.  The Company believes recorded reserves in its Consolidated Condensed Financial Statements are adequate in light of the probable and estimable outcomes of the items discussed below.  These recorded liabilities were not material to the Company’s financial position, results of operation or liquidity and the Company does not currently believe that any pending claims or litigation, including those identified below, will materially affect its financial position, results of operation or liquidity.

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

Other

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

	Quarter Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009

Weighted average number of shares outstanding	50,716,443	51,116,978	50,661,061	51,086,280
Dilutive effect of stock-based arrangements	326,374	292,306	241,484	380,932
Weighted average number of diluted shares outstanding	51,042,817	51,409,284	50,902,545	51,467,212

Net earnings attributable to CLARCOR	$23,885	$16,791	$38,751	$25,582

Basic earnings per share attributable to CLARCOR	$0.47	$0.33	$0.76	$0.50
Diluted earnings per share attributable to CLARCOR	$0.47	$0.33	$0.76	$0.50

The following table provides additional information regarding the calculation of earnings per share and treasury stock transactions.

	Quarter Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009

Weighted average exercise price per share of antidilutive options	$36.30	$32.81	$36.16	$34.32
Options with exercises prices greater than the average market price excluded from the computation of dilutive earnings per share because the effect would have been antidilutive	455,987	1,840,118	512,287	1,330,663
Common stock repurchased pursuant to the Company's $250,000 stock repurchase program	-	-	-	-

As of May 29, 2010, there was approximately $167,443 available under the Company’s $250,000 stock repurchase program for future purchases.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

15.	SEGMENT DATA

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The segment data for the quarter and six months ended May 29, 2010 and May 30, 2009, respectively, is shown below. Net sales represent sales to unaffiliated customers as reported in the Consolidated Condensed Statements of Earnings. Intersegment sales were not material.

	Quarter Ended		Six Months Ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009
Net sales:
Engine/Mobile Filtration	$113,434	$92,277	$209,862	$177,657
Industrial/Environmental Filtration	117,566	119,889	219,593	233,347
Packaging	26,869	17,229	43,545	32,081
	$257,869	$229,395	$473,000	$443,085

Operating profit:
Engine/Mobile Filtration	$23,643	$18,457	$41,505	$31,758
Industrial/Environmental Filtration	10,371	5,864	14,654	6,527
Packaging	2,198	909	2,949	632
	36,212	25,230	59,108	38,917
Other expense	(224)	(52)	(718)	(858)

Earnings before income taxes	$35,988	$25,178	$58,390	$38,059

	May 29,	November 28,
	2010	2009
Identifiable assets:
Engine/Mobile Filtration	$273,445	$252,747
Industrial/Environmental Filtration	628,997	629,488
Packaging	40,438	36,456
Corporate	34,943	55,199
	$977,823	$973,890

16.	SUBSEQUENT EVENTS

On June 8, 2010, the Company purchased the 15% noncontrolling ownership interests in Pujiang Novaeastern International Mesh Co., Ltd. (“Pujiang”) and Purolator Advanced Filtration (Quzhou) Co., Ltd. (“Quzhou”) for approximately $732, thereby making the companies 100% owned subsidiaries of CLARCOR.

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In millions except per share data)

	Second Quarter					First Six Months
			Change					Change
	2010	2009	$	%		2010	2009	$	%

Net sales	$257.9	$229.4	$28.5	12%		$473.0	$443.1	$29.9	7%

Cost of sales	173.0	159.8	13.2	8%		318.4	312.5	5.9	2%

Gross profit	84.8	69.6	15.2	22%		154.6	130.6	24.0	18%

Selling and administrative expenses	48.6	44.4	4.2	10%		95.5	91.7	3.8	4%

Operating profit	36.2	25.2	11.0	44%		59.1	38.9	20.2	52%

Other income (expense)	(0.2)	(0.1)	(0.1)			(0.7)	(0.9)	0.2

Provision for income taxes	12.1	8.1	4.0	48%		19.6	12.2	7.4	61%

Net earnings attributable to CLARCOR	23.9	16.8	7.1	42%		38.8	25.6	13.2	51%

Average diluted shares	51.0	51.4	(0.4)	-1%		50.9	51.5	(0.6)	-1%

Diluted earnings per share	$0.47	$0.33	$0.14	42%		$0.76	$0.50	$0.26	52%

Percentages:

Gross margin	32.9%	30.3%		2.6	pt	32.7%	29.5%		3.2	pt

Selling and administrative percentage	18.9%	19.3%		-0.4	pt	20.2%	20.7%		-0.5	pt

Operating margin	14.0%	11.0%		3.0	pt	12.5%	8.8%		3.7	pt

Effective tax rate	33.5%	32.3%		1.2	pt	33.6%	32.1%		1.5	pt

Net earnings margin	9.3%	7.3%		2.0	pt	8.2%	5.8%		2.4	pt

Second Quarter

Our strong operating performance in the second quarter of 2010 was the result of additional net sales and year-over-year cost improvements.  Our selling markets continued to strengthen as net sales increased 12% from the second quarter of 2009.  The increase in net sales from the second quarter of 2009 was primarily the result of incremental sales of $21.1 million at our Engine/Mobile Filtration segment resulting from heavy-duty engine filter sales and $9.7 million at our Packaging segment.  Net sales at our Packaging segment benefited from a one-time, no margin $4.6 million equipment sale to one of our customers.  Net sales at our Industrial/Environmental Filtration segment declined $2.3 million from the second quarter of 2009 due to the negative impact of a $5.3 million reduction in HVAC filter sales to the 3M Company (“3M”).

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The increase in operating profit from the second quarter of 2009 was primarily the result of the additional net sales and continued cost benefits from the restructuring program and lower material costs at our HVAC filter operations.  The increase in selling and administrative expenses from the second quarter of 2009 was the result of increased employee incentive compensation and legal fees partially offset by a reduction in bad debt expense.

The 14.0% operating margin in the second quarter of 2010 not only was 3.0 points greater than the second quarter of 2009, but it was equal to the operating margin in the second quarter of 2008 despite $9.3 million lower sales.  This operating margin was consistent with 2008 despite lower sales due to cost efficiencies implemented in 2009 including the benefits of the restructuring program at our HVAC filter operations.  As a result of this improved operating performance, diluted earnings per share of $0.47 in the second quarter of 2010 was greater than the $0.33 from the second quarter of 2009 and comparable with $0.48 from the second quarter of 2008.

First Six Months

Our operating performance for the first six months of 2010 is improved from the first six months of 2009 due to higher net sales and improved cost efficiencies.  The increase in net sales from the first six months of 2009 is driven by a $32.2 million increase at our Engine/Mobile Filtration segment as a result of higher heavy-duty engine filter sales and an $11.4 million increase at our Packaging segment.  The higher sales at these two segments were offset by a $13.7 million decline at our Industrial/Environmental Filtration segment including a $9.1 million decline in HVAC filter sales to 3M.  The remainder of the decline in this segment was the result of lower sales of natural gas vessels.  Net sales at our Packaging segment benefited from a one-time, no margin $4.6 million equipment sale to one of our customers.

 The increase in operating profit from the first six months of 2009 was primarily the result of the incremental net sales and continued cost benefits from the restructuring program and lower material costs at our HVAC filter operations.  The increase in selling and administrative expenses from the first six months of 2009 was primarily the result of increased employee incentive compensation and legal fees partially offset by lower bad debt expense.

  The 12.5% operating margin in the first six months of 2010 not only was 3.7 points greater than the first six months of 2009, but it was comparable with the 12.6% operating margin from the first six months  of 2008 despite $44.3 million lower sales compared to the 2008 period.  This comparable operating margin despite lower sales resulted from the cost efficiencies implemented in 2009 including the benefits of the restructuring program at our HVAC filter operations.  As a result of this improved operating performance, diluted earnings per share of $0.76 in the first six months of 2010 was greater than the $0.50 from the first six months of 2009 and only $0.04 lower than the $0.80 in the first six months of 2008.

•	Acquisitions

We completed no acquisitions in the first six months of 2010.  We completed six acquisitions during fiscal year 2009, some of which were finalized after the second quarter of 2009.  The net impact of these acquisitions in the second quarter of 2010 compared to 2009 was to increase net sales by $1.6 million and operating profit by $0.2 million.  The net impact of these acquisitions in the first six months of 2010 compared to 2009 was to increase net sales by $3.3 million and operating profit by $0.4 million.

•	Foreign Exchange

The average exchange rate for foreign currencies versus the U.S. dollar was stronger in the second quarter of 2010 compared to the second quarter of 2009.  As a result, stronger foreign currencies positively impacted our translated U.S. dollar value of net sales by $3.6 million and operating profit by $0.9 million in the second quarter of 2010 versus the second quarter of 2009.  For the first six months of 2010 compared to 2009, foreign exchange rates positively influenced net sales by $8.7 million and operating profit by $1.7 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

•	Other income (expense)

Interest expense

Interest expense declined $0.5 million in the second quarter of 2010 compared to the second quarter of 2009.  $0.4 million of this decrease was due to the impact of a mark-to-market adjustment on an interest rate swap agreement in the second quarter of 2009.  The remaining $0.1 million decline resulted from lower interest expense on our line of credit driven by a lower average interest rate (0.6% in 2010 and 0.8% in 2009) and lower average outstanding balances ($10.0 million in 2010 and $65.0 million in 2009).

Interest expense declined $1.3 million in the first six months of 2010 compared to the first six months of 2009.  $1.0 million of this decrease was due to the impact of a mark-to-market adjustment on an interest rate swap agreement in the first six months of 2009.  The remaining $0.3 million decline resulted from lower interest expense on our line of credit driven by a lower average interest rate (0.6% in 2010 and 1.0% in 2009) and lower average outstanding balances ($15.8 million in 2010 and $70.0 million in 2009).

Foreign currency gains and losses

Changes in foreign currency gains and losses negatively impacted other income (expense) by $0.8 million in the second quarter of 2010 versus the second quarter of 2009 and $1.0 million in the first six months of 2010 versus the first six months of 2009.  Much of the foreign currency gain or loss is caused by the translation of cash accounts at foreign subsidiaries denominated in a currency other than their functional currency.

•	Provisions for income taxes

The higher effective tax rate in the second quarter and the first six months of 2010 compared to the same periods in 2009 was caused by a higher mix of earnings generated in the U.S.—which has a higher tax rate than some of our foreign tax jurisdictions.

•	Shares outstanding

Average diluted shares outstanding declined 0.4 million in the second quarter and 0.6 million in the first six months of 2010 compared with the same periods of 2009.  This reduction resulted from a decrease in average basic shares outstanding.  Average basic shares outstanding decreased primarily due to the repurchase of 0.7 million shares in the third quarter of 2009 partially offset by the issuance of shares from stock option exercises.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

SEGMENT ANALYSIS

	Second Quarter				First Six Months
(Dollars in millions)	2010	% Total	2009	% Total	2010	% Total	2009	% Total

Net sales:
Engine/Mobile Filtration	$113.4	44%	$92.3	40%	$209.9	44%	$177.7	40%
Industrial/Environmental Filtration	117.6	46%	119.9	52%	219.6	46%	233.3	53%
Packaging	26.9	10%	17.2	8%	43.5	10%	32.1	7%
	$257.9	100%	$229.4	100%	$473.0	100%	$443.1	100%

Operating profit:
Engine/Mobile Filtration	$23.6	65%	$18.4	73%	$41.5	70%	$31.8	82%
Industrial/Environmental Filtration	10.4	29%	5.9	23%	14.7	25%	6.5	17%
Packaging	2.2	6%	0.9	4%	2.9	5%	0.6	1%
	$36.2	100%	$25.2	100%	$59.1	100%	$38.9	100%

Operating margin:
Engine/Mobile Filtration	20.8%		20.0%		19.8%		17.9%
Industrial/Environmental Filtration	8.8%		4.9%		6.7%		2.8%
Packaging	8.2%		5.3%		6.8%		2.0%
	14.0%		11.0%		12.5%		8.8%

Engine/Mobile Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in millions)	2010	2009	$	%		2010	2009	$	%

Net sales	$113.4	$92.3	$21.1	23%		$209.9	$177.7	$32.2	18%

Operating profit	23.6	18.4	5.2	28%		41.5	31.8	9.7	31%

Operating margin	20.8%	20.0%		0.8	pt	19.8%	17.9%		1.9	pt

Our Engine/Mobile Filtration segment primarily sells after-market filters for heavy-duty trucks, heavy-duty off-highway vehicles, locomotives and automobiles.  The largest market included in this segment is engine filters for heavy-duty trucks produced at our Baldwin subsidiary.

The net sales increases for our Engine/Mobile Filtration segment in the second quarter and first six months of 2010 as compared to the same prior year periods are detailed in the following table:

(Dollars in millions)	Second Quarter	First Six Months

2009	$92.3	$177.7

U.S. sales	10.8	11.0
Foreign sales (including export)	7.6	15.4
Foreign exchange	2.7	5.8
Net increase	21.1	32.2

2010	$113.4	$209.9

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The net increase in U.S. sales for the Engine/Mobile Filtration segment in the second quarter and first six months of 2010 as compared to the same prior year periods is detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months

Heavy-duty engine filters	$8.2	$9.6
Railroad filters	1.6	1.7
Other	1.0	(0.3)

Increase in U.S. sales	$10.8	$11.0

Heavy-duty truck tonnage in the U.S. increased in the second quarter of 2010 compared with the second quarter of 2009 and in the first six months of 2010 compared with the first six months of 2009, which positively impacted our sales during these 2010 periods.  Our U.S. sales of railroad filtration products increased as additional locomotives were taken from storage as U.S. rail activity continues to increase.

Net sales outside the U.S. increased $7.6 million in the second quarter of 2010 from the second quarter of 2009 and $15.4 million in the first six months of 2010 from the first six months of 2009.  This sales increase was spread throughout our diverse international markets; however, $2.4 million of this increase in the second quarter and $5.0 million in the first six months were from sales in China which was positively impacted by additional market penetration and an acquisition completed in the second quarter of 2009.  In addition, both the European and Canadian market sales performed well compared to 2009.

The increases in operating profit and operating margin for the Engine/Mobile Filtration segment compared to the second quarter and first six months of 2009 were primarily due to the sales increase in heavy-duty engine filter sales and the resulting absorption of fixed manufacturing costs.  Operating profit from sales of railroad filtration products increased approximately $0.7 million from the second quarter of 2009 and $1.1 million from the first six months of 2009.  We estimate that the change in average foreign exchange rates from 2009 to 2010 positively impacted the translated U.S. dollar value of operating profit by $0.8 million in the second quarter of 2010 and $1.4 million in the first six months of 2010.

Industrial/Environmental Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in millions)	2010	2009	$	%		2010	2009	$	%

Net sales	$117.6	$119.9	$(2.3)	-2%		$219.6	$233.3	$(13.7)	-6%

Operating profit	10.4	5.9	4.5	77%		14.7	6.5	8.2	125%

Operating margin	8.8%	4.9%		3.9	pt	6.7%	2.8%		3.9	pt

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

The decreases in net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2010 as compared to the same prior year periods are detailed in the following table:

(Dollars in millions)	Second Quarter	First Six Months

2009	$119.9	$233.3

U.S. sales	2.5	(6.5)
Foreign sales (including export)	(5.7)	(10.1)
Foreign exchange	0.9	2.9
Net decrease	(2.3)	(13.7)

2010	$117.6	$219.6

 The net increase (decrease) in U.S. sales for the Industrial/Environmental Filtration segment in the second quarter and first six months of 2010 as compared to the same prior year periods is detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months

Aerospace, oil drilling and other industrial filters	$4.2	$2.0
HVAC filter sales - other than 3M	2.2	2.9
Natural gas – vessels and aftermarket filters	1.6	(1.4)
HVAC filter sales - 3M	(5.3)	(9.1)
Other	(0.2)	(0.9)

Increase (decrease) in U.S. net sales	$2.5	$(6.5)

•
The increase in second quarter U.S. sales related to aerospace, oil drilling and other industrial markets was driven by an increase in orders from several industrial customers due to improved economic conditions from the second quarter of 2009.  In addition, we recognized some growth in these industrial markets from new products and customers.

•
In the third quarter of 2009, we were informed by 3M that it would no longer be purchasing HVAC filters from us.  Accordingly, we had no HVAC filter sales to 3M in the second quarter or the first six months of 2010.  The remaining increase in HVAC filter sales in the U.S. in the second quarter was due to the year-over-year improvement in general economic conditions driving growth in industrial, commercial and residential applications.  In the second quarter and the first six months of 2009, we sold $1.3 million of our high-end Purolator® brand HVAC residential filters to a large retail store chain on a trial basis.  These sales did not repeat in 2010, creating an offsetting negative variance in our year-over-year comparisons.  We continue to seek additional opportunities to penetrate the residential HVAC filter retail market.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

•
Sales of natural gas vessels and replacement filter elements in the U.S. increased in the second quarter of 2010 compared to 2009 after declining in the first quarter of 2010 compared to 2009.  The year-over-year increase in sales in the second quarter was comprised of comparable increases in both vessels and aftermarket filter elements, as we continue to focus on the growth of the aftermarket filter business.  Our vessel backlog continues to be strong, and despite a negative sales variance in the first six months compared to 2009, we anticipate full year-over-year growth in this market.

The decline in foreign sales from 2009 was the result of a $4.8 million reduction in the second quarter and a $8.4 million reduction in the first six months in sales of natural gas vessels and replacement filter elements primarily in the Malaysia and Canada markets.  The decline in Malaysia is driven by a reduction of vessel sales.  However, the Malaysian market has been gaining momentum, and we anticipate an increase in orders beginning in the fourth quarter of 2010.  The decline in the Canadian market is due to the drop in the price of natural gas.  Contributing to the decline in foreign sales in the Industrial/Environmental Filtration segment was a $3.6 million reduction in the second quarter and a $4.7 million reduction in the first six months of 2010 compared to 2009 in sales of wastewater and aviation filtration products to the European markets which continue to be negatively impacted by financial and economic issues.

The increase in operating profit and margin at our Industrial/Environmental Filtration segment was the result of the continued improved operating results at our HVAC filter operations where operating profit increased $2.0 million in the second quarter and $6.0 million in the first six months of 2010 compared to 2009.  Despite lower HVAC filter sales resulting from the loss of 3M sales, operating profit increased due to the benefits of our restructuring program which was substantially completed in 2009, lower material costs resulting from lower commodity prices and improved material efficiency and lower selling and administrative expenses.  Buoyed by strong sales in the second quarter, operating profit at our aerospace, oil drilling and other industrial markets business increased $1.8 million in the second quarter and $1.3 million in the first six months of 2010 compared with 2009.  Similarly, strong second quarter sales of wire mesh filters to the chemical fiber and plastics markets and dust collection filter systems positively influenced operating profit by $0.9 million in the second quarter and $1.4 million in the first six months of 2010.  Operating profit in this segment in the second quarter was negatively impacted by the economic issues in Europe.  As a result of the year-over-year reduction in European net sales, operating profit decreased $0.9 million in the second quarter of 2010 compared to 2009.  We estimate that the change in average foreign exchange rates from 2009 to 2010 positively impacted the translated U.S. dollar value of operating profit by $0.1 million in the second quarter and $0.3 million in the first six months.

Packaging Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in millions)	2010	2009	$	%		2010	2009	$	%

Net sales	$26.9	$17.2	$9.7	56%		$43.5	$32.1	$11.4	36%

Operating profit	2.2	0.9	1.3	142%		2.9	0.6	2.3	367%

Operating margin	8.2%	5.3%		2.9	pt	6.8%	2.0%		4.8	pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The increase in net sales at our Packaging segment includes a one-time, no margin $4.6 million equipment sale to one of our customers.  Excluding this equipment sale, net sales would have increased $5.1 million or 29% in the second quarter and $6.8 million or 21% in the first six months.  This remaining net sales increase was primarily the result of $2.8 million additional sales from smokeless tobacco packaging in the second quarter and $4.3 million in the first six months.  The remainder of the increase was the result of additional sales of decorated flat sheet metal.  Operating profit in the second quarter and the first six months of 2010 increased from 2009 primarily due to the incremental profit from the increase in net sales.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position remains strong with adequate cash resources and sufficient borrowing capacity under our line of credit.  In the first quarter of 2008, we entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which we may borrow up to $250.0 million under a selection of currencies and rate formulas.  We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under the Credit Facility.  At our election, the interest rate is based upon either a defined base rate or the LIBOR interest rate plus or minus applicable margins.  At the end of the second quarter of 2010, the LIBOR interest rate plus margin was 0.6%.  At the end of the second quarter of 2010, there were no amounts outstanding on the Credit Facility.  However, we had $16.0 million outstanding on a $75.0 million letter of credit sub-line.  Accordingly, we had $234.0 million available for further borrowing at the end of the second quarter of 2010.

Cash and cash equivalents, restricted cash and short-term investments decreased $15.7 million to $76.5 million at the end of the second quarter of 2010 from $92.2 million at fiscal year-end 2009.  Short-term investments consisted of tax-exempt municipal money market funds.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds at these institutions are not at significant risk.  The current ratio of 3.1 at the end of the second quarter of 2010 was lower than the current ratio of 3.4 at fiscal year-end 2009.

Total long-term debt of $17.4 million at the end of the second quarter of 2010 included $15.8 million outstanding on industrial revenue bonds and $1.6 million of other long-term debt.  At the end of the second quarter of 2010 and at fiscal year-end 2009, we were in compliance with all financial covenants as included in our Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 2.4% at the end of the second quarter of 2010 compared to 7.0% at the end of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

We had 50.6 million shares of common stock outstanding at the end of the second quarter of 2010 compared to 50.4 million outstanding at fiscal year-end 2009.  This increase in shares outstanding was due to the exercise of stock options.  Shareholders’ equity increased to $713.1 million at the end of the second quarter of 2010 compared to $688.5 million at fiscal year-end 2009.  This $24.6 million increase resulted from additional net earnings of $38.8 million and items related to stock compensation and option activity pursuant to incentive plans of $8.3 million partially offset by currency translation adjustments of $13.9 million and dividend payments of $9.9 million.

Net cash provided by operating activities increased $33.4 million to $69.9 million in the first six months of 2010 from $36.5 million in the first six months of 2009.  This increase was driven by a $48.2 million increase in cash flow from changes in short-term investments and additional net earnings of $12.9 million offset by additional cash used for increases in working capital of $26.5 million.  The reduction in short-term investments from the end of 2009 to the end of the second quarter of 2010 was the result of our decision to convert these short-term investments into cash due to a minimal return differential.  The additional cash outflow for working capital was driven by incremental working capital requirements to support higher sales levels notably cash used for an increase in accounts receivables in the first six months of 2010 compared to cash generated from a decrease in accounts receivable in the first six months of 2009.

Net cash used in investing activities decreased $10.7 million to $10.5 million in the first six months of 2010 compared to $21.2 million in the first six months of 2009.  This $10.7 million decrease was primarily caused by a $9.8 million reduction in cash outflow for business acquisitions.  We completed several smaller acquisitions in the first six months of 2009, but had no acquisitions in the first six months of 2010.  Cash outflow for plant additions were comparable in the first six months of 2010 and 2009.

Net cash used in the financing activities increased $27.7 million in the first six months of 2010 compared to the first six months of 2009.  This increase was driven by a $33.0 million increase in net debt payments, including a $25.0 million increase in payments under the line of credit, offset by a $2.4 million decrease in payments for acquisitions of noncontrolling interests and a $1.9 million increase in cash received under employee stock and option plans.

We believe that our current operations will continue to generate cash and that sufficient borrowings under the Credit Facility remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, provide for interest payments and required principal payments related to debt agreements, fund pension plan contributions and repurchase common stock.  We also continue to assess acquisition opportunities in related filtration businesses that would expand our market base, distribution coverage or product offerings.  Any such acquisitions may affect operating cash flows and may require changes in our debt and capitalization.   In addition, capital market disruptions may affect the cost or availability of future borrowings.  We have no material long-term purchase commitments.  We will also continue to assess repurchases of our common stock.  At the end of the second quarter of 2010, there was $167.4 million available for repurchase under the current authorization.  Future repurchases of our stock may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the second quarter of 2010, our liability for uncertain income tax provisions was $2.2 million, including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

In the first quarter of 2008, we entered into an interest rate swap agreement (“Swap Agreement”) with a bank to manage our interest rate exposure on certain amounts outstanding under our Credit Facility.  The Swap Agreement provided for us to pay a 3.93% fixed interest rate plus applicable margins and receive interest based on a three-month LIBOR on a notional amount of $100.0 million.  The Swap Agreement was not designated as a hedge for financial reporting purposes.  Accordingly, unrealized gains and losses were recorded as interest expense in the Consolidated Statements of Earnings.  Periodic settlement payments or receipts were recorded as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  The fair value of the Swap Agreement at November 30, 2009 was approximately $1.0 million and was recorded as part of other accrued liabilities.  The Swap Agreement expired on January 1, 2010, and the final $1.0 million settlement was paid in January 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2009 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first six months of 2010 or fiscal 2009.

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

Environmental Matters and Climate Change and Energy Legislation and Regulation

Our operations are subject to U.S. and non-U.S. environmental laws and regulations governing emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties.  Currently, we believe that any potential environmental liabilities with respect to our former or existing operations are not material, but there is no assurance that we will not be adversely impacted by such liabilities, costs or claims in the future, either under present laws and regulations or those that may be adopted or imposed in the future.

Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions and energy policies.  Due to the uncertainty in the regulatory and legislative processes, as well as the scope of such requirements and initiatives, we cannot currently determine the effect such legislation and regulation may have on our operations.

The potential physical impacts of climate change on our operations are also highly uncertain and would vary depending on type of physical impact and geographic location.  Climate change physical impacts could include changing temperatures, water shortages, changes in weather and rainfall patterns, and changing storm patterns and intensities.  The occurrence of one or more natural disasters, whether due to climate change or naturally occurring, such as tornadoes, hurricanes, earthquakes and other forms of severe weather in the U.S. or in a country in which we operate or in which our suppliers or customers are located could adversely impact our operations and financial performance.  Such events could result in:

•	physical damage to and complete or partial closure of one or more of our manufacturing facilities
•	temporary or long-term disruption in the supply of raw materials from our suppliers
•	disruption in the transport of our products to customers and end users
•	delay in the delivery of our products to our customers

Recent Relevant Accounting Pronouncements

A discussion of recent relevant accounting pronouncements is included in Note 1 to the Consolidated Condensed Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Outlook

We are pleased with our operating results in the first six months of 2010.  Sales and operating profit improvements from 2009 are significant as we believe we have experienced a positive turning point in sales in most of our product markets.  More impressive, however, are the comparisons with the second quarter of 2008 prior to the impact of the recession on our results of operations.  Despite lower sales, operating profit and margin in the second quarter of 2010 were comparable to the second quarter of 2008 on the strength of various cost savings initiatives including the restructuring of our HVAC filter operations and improved sales over comparable 2009 periods.

While we remain cautious due to tenuous global economic conditions, we have increased our 2010 guidance for diluted earnings per share to be in the range of $1.70 to $1.85 up from our previous guidance of $1.55 to $1.70.  Reaching the high-end of our guidance will require the economy to continue to improve in the second half of the year.  We are aware that there is concern that economic growth could stagnate for the remainder of the year.  If the economy does indeed slow down, reaching the high-end of our guidance would be a challenge.  The ranges of expected annual 2010 sales growth rates from 2009 and expected 2010 operating margins by segment and in total are as follows:

	2010 Sales Growth	2010 Operating Margin

Engine/Mobile Filtration	14% - 16%	20.0% - 21.0%

Industrial/Environmental Filtration	4% - 5%	8.0% - 9.0%

Packaging	19% - 20%	7.5% - 8.5%

CLARCOR	9% - 11%	13.0% - 14.0%

We expect our annual effective tax rate to be from 33% to 34%, 2010 cash flow from operating activities from $90.0 million to $105.0 million and 2010 capital expenditures from $30.0 million to $35.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Second Quarter 2010 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

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

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations  including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, and (15) other factors described in more details in the “Risk Factors” section of our 2009 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results. Our future results may fluctuate as a result of these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2010 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this Second Quarter 2010 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Second Quarter 2010 Form 10-Q.

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

Part I - Item 4. Controls and Procedures

We have established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Norman E. Johnson, Chairman of the Board, President, and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 29, 2010.  Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a – 15(e) of the Exchange Act were effective as of May 29, 2010, in achieving the objectives for which they were designed.  No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended May 29, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Part II - Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Second Quarter 2010 Form 10-Q.

Part II - Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2009 Form 10-K.

Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2007, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2010.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we did not repurchase any shares of our common stock during the fiscal quarter ended May 29, 2010.  The amount of $167,442,663 remained available for purchase under such program at the end of the second quarter of 2010.

COMPANY PURCHASES OF EQUITY SECURITIES (1)
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan

February 28, 2010 through March 31, 2010	-	$-	-	$167,442,663
April 1, 2010 through April 30, 2010	-	$-	-	$167,442,663
May 1, 2010 through May 29, 2010	-	$-	-	$167,442,663
Total	-		-

(1) The stock repurchase program announced June 25, 2007 provides for aggregate purchases up to $250 million.  The program expires June 25, 2010.

Part II - Item 6. Exhibits

a.	Exhibits:
	31(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31(ii)	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc. (Registrant)

June 18, 2010	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson Chairman of the Board, President and Chief Executive Officer

June 18, 2010	By	/s/ David J. Fallon
(Date)		David J. Fallon Chief Financial Officer and Chief Accounting Officer