Form 10-Q
period 2010-08-28
CLARCOR INC
filed 2010-09-17
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2010

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

Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes ☐  No ☒

As of August 28, 2010, 50,390,296 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS		PAGE

Part I – Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

Part II – Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	*

Item 4.	[Removed and Reserved]	*

Item 5.	Other Information	*

Item 6.	Exhibits	39

	* Item omitted because no answer is called for or item is not applicable

Part I -  Item 1. Financial Statements
CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009

Net sales	$262,770	$230,271	$735,770	$673,356
Cost of sales	171,209	156,328	489,561	468,832

Gross profit	91,561	73,943	246,209	204,524

Selling and administrative expenses	49,869	41,863	145,409	133,527

Operating profit	41,692	32,080	100,800	70,997

Other income (expense):
Interest expense	(103)	(316)	(340)	(1,848)
Interest income	70	40	186	270
Other, net	15	189	(582)	634

	(18)	(87)	(736)	(944)

Earnings before income taxes	41,674	31,993	100,064	70,053

Provision for income taxes	13,103	10,669	32,751	22,886

Net earnings	28,571	21,324	67,313	47,167

Net earnings attributable to noncontrolling interests	(245)	(42)	(236)	(302)

Net earnings attributable to CLARCOR Inc.	$28,326	$21,282	$67,077	$46,865

Net earnings per share attributable to CLARCOR Inc:
Basic	$0.56	$0.42	$1.32	$0.92
Diluted	$0.55	$0.42	$1.31	$0.92

Average number of shares outstanding:
Basic	50,796,393	50,733,251	50,700,066	50,941,354
Diluted	51,248,957	51,019,060	51,145,071	51,208,486

Dividends paid per share	$0.0975	$0.0900	$0.2925	$0.2700

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)

	August 28,	November 28,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,224	$59,277
Restricted cash	765	762
Short-term investments	-	32,171
Accounts receivable, less allowance for losses
of $11,995 for 2010 and $15,150 for 2009	184,178	164,545
Inventories:
Raw materials	68,007	57,579
Work in process	27,980	23,405
Finished products	90,447	76,432
Total inventories	186,434	157,416
Deferred income taxes	29,732	27,567
Prepaid expenses and other current assets	6,978	6,790
Total current assets	495,311	448,528

Plant assets at cost,	452,148	447,241
less accumulated depreciation	(271,713)	(259,150)
	180,435	188,091

Assets held for sale	3,769	-
Goodwill	226,920	228,182
Acquired intangibles, less accumulated amortization	92,195	95,990
Deferred income taxes	457	630
Other noncurrent assets	11,168	12,469
Total assets	$1,010,255	$973,890

LIABILITIES
Current liabilities:
Current portion of long-term debt	$99	$99
Accounts payable	61,922	54,627
Accrued insurance liabilities	12,043	10,572
Accrued salaries, wages and commissions	23,834	8,599
Customer deposits	13,151	8,705
Compensated absences	7,860	7,903
Other accrued liabilities	37,622	36,018
Income taxes	3,523	5,419
Total current liabilities	160,054	131,942

Long-term debt, less current portion	17,327	52,096
Postretirement healthcare benefits	696	689
Long-term pension liabilities	63,625	61,746
Deferred income taxes	30,521	32,136
Other long-term liabilities	4,660	5,394
Total liabilities	276,883	284,003

Contingencies
Redeemable noncontrolling interest	1,570	1,412

SHAREHOLDERS' EQUITY
Capital stock	50,390	50,393
Capital in excess of par value	37,160	36,814
Accumulated other comprehensive loss	(41,322)	(32,879)
Retained earnings	684,554	632,291
Total CLARCOR Inc. equity	730,782	686,619
Noncontrolling interests	1,020	1,856
Total shareholders' equity	731,802	688,475
Total liabilities and shareholders' equity	$1,010,255	$973,890

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 28,	August 29,
	2010	2009
Cash flows from operating activities:
Net earnings	$67,313	$47,167
Depreciation	20,357	20,434
Amortization	3,563	3,662
Stock-based compensation expense	4,004	3,664
Excess tax benefit from stock-based compensation	(1,893)	(1,513)
Changes in short-term investments	32,171	(16,834)
Changes in assets and liabilities, excluding short-term
investments	(24,800)	19,958
Other, net	227	(188)
Net cash provided by operating activities	100,942	76,350

Cash flows from investing activities:
Additions to plant assets	(17,305)	(15,019)
Proceeds from disposition of plant assets	88	-
Business acquisitions, net of cash acquired	-	(9,389)
Proceeds from insurance claim	557	-
Investment in affiliates	(100)	(1,794)
Other, net	-	462
Net cash used in investing activities	(16,760)	(25,740)

Cash flows from financing activities:
Net payments under line of credit	(35,000)	(15,000)
Borrowings under long-term debt	-	8,410
Payments on long-term debt	(115)	(809)
Sale of capital stock under stock option
and employee purchase plans	4,979	2,944
Acquisition of noncontrolling interest	(732)	(2,388)
Purchase of treasury stock	(10,009)	(19,767)
Excess tax benefits from stock-based compensation	1,893	1,513
Cash dividends paid	(14,828)	(13,754)
Net cash used in financing activities	(53,812)	(38,851)

Net effect of exchange rate changes on cash	(2,423)	4,380

Net change in cash and cash equivalents	27,947	16,139

Cash and cash equivalents, beginning of period	59,277	40,715

Cash and cash equivalents, end of period	$87,224	$56,854

Cash paid during the period for:
Interest	$1,126	$1,930
Income taxes	$37,058	$17,301

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended August 28, 2010 and August 29, 2009 and the Consolidated Condensed Balance Sheet as of August 28, 2010 have been prepared by CLARCOR Inc. (“CLARCOR” or “the Company”) without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009 (“2009 Form 10-K”).  The November 28, 2009 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2009 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended August 28, 2010, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s 2009 Form 10-K.

New Accounting Guidance

In February 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amended its subsequent events guidance issued in May 2009.  This guidance eliminated the requirement for an SEC filer to disclose the date through which subsequent events were evaluated and refined the scope of the disclosure requirement for reissued financial statements.  The impact of adopting this guidance during the quarterly period ended February 27, 2010 only affected disclosures in the Consolidated Condensed Financial Statements.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year, although early adoption is permitted.  The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The impact of adopting this guidance on November 28, 2010 is not anticipated to be material to the Consolidated Condensed Financial Statements.

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

2.	BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

On June 8, 2010, the Company purchased the 15% noncontrolling ownership interests in Pujiang Novaeastern International Mesh Co., Ltd. (“Pujiang”) and Purolator Advanced Filtration (Quzhou) Co., Ltd. (“Quzhou”) for $732, thereby making the companies 100% owned subsidiaries of CLARCOR.  This transaction decreased noncontrolling interests by $971 and increased capital in excess of par value by $239.  The following table reflects the effects on CLARCOR equity as a result of changes in CLARCOR’s ownership interest in its subsidiaries.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Net earnings attributable to CLARCOR	$28,326	$21,282	$67,077	$46,865

Transfers from noncontrolling interests:
Increase in capital in excess of par value for purchase of remaining 15% noncontrolling interests in Puijang and Quzhou	239	-	239	-
Change from net income attributable to CLARCOR and transfers from noncontrolling interests	$28,565	$21,282	$67,316	$46,865

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,361 included in other noncurrent assets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH based on the percentage of ownership, as well as the receipt of any dividends.  During the nine months ended August 28, 2010, the Company received dividends of $382 from BPH.  The Company did not receive any dividends from BPH during the nine months ended August 29, 2009.  The equity investment is periodically reviewed for indicators of impairment.  The amount of undistributed BPH earnings included within the retained earnings of the Company was not material at August 28, 2010 or November 28, 2009.

The Company also owns a 15% share in BioProcess Algae LLC (“Algae”), a Delaware based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the quarter ended August 28, 2010, the Company invested an additional $300.  The investment, with a carrying amount of $300 included in other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  The Company has not received any dividends from Algae.

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

Stock Options

Nonqualified stock options are granted at exercise prices equal to the market price of CLARCOR common stock at the date of grant, which is the date the Company’s Board of Directors approves the grant and the participants receive it.  The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting.  In general, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years.  Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company.  Options granted to non-employee directors vest immediately.  All options expire ten years from the date of grant unless otherwise terminated.

The following table summarizes compensation expense related to stock options during the quarter and nine months ended August 28, 2010 and August 29, 2009.

	Quarter Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Pre-tax compensation expense	$603	$411	$3,133	$2,688
Tax benefits	(175)	(131)	(1,026)	(855)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the Consolidated Condensed Financial Statements	185	1,105	1,968	1,672

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes activity with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Shares Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,229,187	$27.43
Granted	476,960	$32.63
Exercised	(335,655)	$21.36
Surrendered	(36,754)	$33.00
Outstanding at August 28, 2010	3,333,738	$28.73

Options exercisable at August 28, 2010	2,450,657	$27.08

At August 28, 2010, there was $3,412 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.6 years.

The following table summarizes information about the Company’s outstanding and exercisable options at August 28, 2010.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$9.25 - $13.75	154,084	$12.71	$3,342	1.00	154,084	$12.71	$3,342	1.00
$16.01 - $22.80	596,443	$20.05	8,560	2.69	596,443	$20.05	8,560	2.69
$25.31 - $34.40	2,076,861	$30.59	7,906	6.53	1,346,162	$29.48	6,624	5.43
$35.11 - $38.23	506,350	$36.17	-	6.24	353,968	$36.04	-	5.80
	3,333,738	$28.73	$19,808	5.54	2,450,657	$27.08	$18,526	4.54

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes information about stock option exercises during the quarter and nine months ended August 28, 2010 and August 29, 2009.

	Quarter Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Fair value of options exercised	$197	$905	$1,939	$1,353
Total intrinsic value of options exercised	490	2,854	5,383	4,381
Cash received upon exercise of options	726	541	4,150	2,067
Tax benefit realized from exercise of options	163	1,055	1,939	1,606
Addition to capital in excess of par value due to exercise of stock options	857	679	5,264	2,582

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Nine Months Ended
	August 28,	August 29,
	2010	2009
Weighted average fair value per option at the date of grant for options granted	$8.72	$7.62
Risk-free interest rate	2.76%	1.91%
Expected dividend yield	1.25%	0.96%
Expected volatility factor	26.28%	24.16%
Expected option term in years	5.7	6.1

The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior.  Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant.  The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued.  Expected dividend yield is based on historical information.

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 101,629 and 99,265 vested and deferred shares at August 28, 2010 and November 28, 2009, respectively.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes compensation expense related to restricted stock unit awards during the quarter and nine months ended August 28, 2010 and August 29, 2009.

	Quarter Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Pre-tax compensation expense	$39	$111	$871	$976
Tax benefits	(5)	(35)	(285)	(310)
Excess tax expense associated with tax deductions under the amount of compensation expense recognized in the Consolidated Condensed Financial Statements	(14)	(24)	(75)	(159)

The following table summarizes the restricted stock unit awards.

	Shares Granted under Incentive Plans	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	67,476	$34.01
Granted	34,128	$32.30
Vested	(21,727)	$34.15
Surrendered	(1,812)	$32.30
Nonvested at August 28, 2010	78,065	$33.26

The total fair value of shares vested during the nine months ended August 28, 2010 and August 29, 2009 was $742 and $614, respectively.

The Company has recognized $1,585 of compensation cost prior to August 28, 2010 related to nonvested restricted stock unit awards.  As of August 28, 2010, there was $772 of total unrecognized compensation cost related to nonvested restricted stock unit awards that the Company expects to recognize during fiscal years 2010 through 2013.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4.	COMPREHENSIVE EARNINGS

Total comprehensive earnings and its components are as follows:

		Other Comprehensive Earnings, Net of Tax:
	Net Earnings (Loss)	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Comprehensive Earnings
Quarter Ended
August 28, 2010:
CLARCOR Inc.	$28,326	$3,548	$657	$32,531
Non-redeemable noncontrolling interests	46	(1)	-	45
Redeemable noncontrolling interests	199	8	-	207
	$28,571	$3,555	$657	$32,783

August 29, 2009:
CLARCOR Inc.	$21,282	$3,011	$216	$24,509
Non-redeemable noncontrolling interests	40	10	-	50
Redeemable noncontrolling interests	2	300	-	302
	$21,324	$3,321	$216	$24,861

Nine Months Ended
August 28, 2010:
CLARCOR Inc.	$67,077	$(10,379)	$1,936	$58,634
Non-redeemable noncontrolling interests	139	(4)	-	135
Redeemable noncontrolling interests	97	61	-	158
	$67,313	$(10,322)	$1,936	$58,927

August 29, 2009:
CLARCOR Inc.	$46,865	$11,143	$649	$58,657
Non-redeemable noncontrolling interests	337	(57)	-	280
Redeemable noncontrolling interests	(35)	303	-	268
	$47,167	$11,389	$649	$59,205

The components of the ending balances of accumulated other comprehensive loss are as follows:

	August 28,	November 28,
	2010	2009
Pension liability, net of tax of $23,975 and $22,796	$(37,276)	$(39,212)
Translation adjustments, net of tax of $155 and $155	(4,046)	6,333
Accumulated other comprehensive loss	$(41,322)	$(32,879)

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5.	GOODWILL AND ACQUIRED INTANGIBLES ASSETS

The following table reconciles the activity for goodwill by segment for the nine months ended August 28, 2010.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Balance at November 28, 2009	$22,551	$205,631	$-	$228,182
Currency translation adjustments	(1,275)	13	-	(1,262)
Balance at August 28, 2010	$21,276	$205,644	$-	$226,920

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Balance at August 28, 2010
Trademarks, gross - indefinite lived	$603	$41,022	$-	$41,625
Trademarks, gross - finite lived	294	488	-	782
Accumulated amortization	(55)	(285)	-	(340)
Trademarks, net	842	41,225	-	42,067

Customer relationships, gross	4,127	34,125	-	38,252
Accumulated amortization	(1,331)	(9,987)	-	(11,318)
Customer relationships, net	2,796	24,138	-	26,934

Other acquired intangibles, gross	243	35,815	-	36,058
Accumulated amortization	(243)	(12,621)	-	(12,864)
Other acquired intangibles, net	-	23,194	-	23,194

	$3,638	$88,557	$-	$92,195

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes estimated amortization expense for the next five fiscal years.

Fiscal year 2010	$4,709
Fiscal year 2011	4,534
Fiscal year 2012	4,534
Fiscal year 2013	4,496
Fiscal year 2014	4,323

6.	FAIR VALUE MEASUREMENTS

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

The Company’s short-term investments consisted of tax-exempt municipal money market funds.  The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.  The fair value of the interest rate agreement (see Note 8) was determined using the present value of expected future cash flows using forward rates as of November 28, 2009 and discount rates commensurate with the risks associated with those cash flows.  There were no changes in fair value determination methods or significant assumptions used in those methods during the nine months ended August 28, 2010.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Assets or liabilities that have recurring measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

Balance at August 28, 2010
Restricted trust: (part of other noncurrent assets)
Mutual fund investments - equities	$802	$802	$-	$-
Mutual fund investments - bonds	258	258	-	-
Cash and equivalents	210	210	-	-
Total restricted trust	$1,270	$1,270	$-	$-

Balance at November 28, 2009
Short-term investments	$32,171	$32,171	$-	$-
Restricted trust (part of other noncurrent assets)	$1,419	$1,419	$-	$-
Interest rate agreement (part of current liabilities)	$(961)	$-	$(961)	$-

There were no transfers between Level 1 and Level 2 during the nine months ended August 28, 2010.  The interest rate agreement (Level 2) expired January 1, 2010.  The Company liquidated the short-term investments (Level 1) during May 2010.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, short-term investments (only at November 28, 2009), the restricted trust and the interest rate agreement (only at November 28, 2009), approximated the carrying values of those financial instruments at both August 28, 2010 and November 28, 2009.  An expected present value technique is used to estimate the fair value of long-term debt.  A fair value estimate of $16,681 and $49,513 for long-term debt at August 28, 2010 and November 28, 2009, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at August 28, 2010 and November 28, 2009 is $17,426 and $52,195, respectively.

7.	GUARANTEES AND WARRANTIES

The Company has letters of credit totaling $23,154 and $23,395 as of August 28, 2010 and November 28, 2009, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Changes in the Company’s warranty accrual, which is included in other accrued liabilities are as follows:

	Nine Months Ended
	August 28,	August 29,
	2010	2009
Balance at beginning of period	$3,989	$2,494
Accruals for warranties issued during the period	799	1,910
Adjustments related to pre-existing warranties	(125)	91
Settlements made during the period	(745)	(788)
Other adjustments, including currency translation	(215)	78
Balance at end of period	$3,703	$3,785

8.	LONG-TERM DEBT AND INTEREST RATE AGREEMENT

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas.  The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins.  Commitment fees, letter of credit fees and other fees are also payable as provided in the credit agreement.  At August 28, 2010, there were no borrowings outstanding on the Credit Facility.  The Credit Facility includes a $75,000 letter of credit subline, against which $16,031 and $8,491 in letters of credit had been issued at August 28, 2010 and November 28, 2009, respectively.

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
		$961

The following table reflects the gain (loss) and net settlement payments on the fixed rate interest swap agreement for the quarter and nine months ended August 28, 2010 and August 29, 2009, respectively.

Derivatives Not Designated as Hedging Instruments	Location	Amount
		Quarter Ended
		August 28,	August 29,
		2010	2009
Fixed rate interest swap agreement unrealized losses	Interest expense	$-	$(132)
Fixed rate interest swap agreement net settlement payments	Cash flows from operating activities	-	688

		Nine Months Ended
		August 28,	August 29,
		2010	2009
Fixed rate interest swap agreement unrealized losses	Interest expense	$-	$(1,110)
Fixed rate interest swap agreement net settlement payments	Cash flows from operating activities	961	1,318

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

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost and Company contributions for these plans were as follows:

	Quarter Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Pension Benefits:
Components of net periodic benefit cost:
Service cost	$527	$451	$1,582	$1,352
Interest cost	2,033	2,309	6,103	6,904
Expected return on plan assets	(1,778)	(1,726)	(5,340)	(5,154)
Amortization of unrecognized:
Prior service cost	(98)	32	(296)	97
Net actuarial loss	1,200	389	3,600	1,168
Net periodic benefit cost	$1,884	$1,455	$5,649	$4,367

Cash contributions	$2,935	$212	$3,121	$1,019

	Quarter Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Postretirement Healthcare Benefits:
Components of net periodic benefit income:
Interest cost	$8	$15	$24	$45
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)
Net actuarial gain	(32)	(46)	(96)	(138)
Net periodic benefit income	$(55)	$(62)	$(165)	$(186)

Cash contributions	$39	$50	$117	$150

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  The Company expects to contribute up to $2,500 to its U.S. qualified plans, $3,200 to its U.S. combined nonqualified plans, $100 to its non-U.S. plan and $154 to its postretirement healthcare benefit plan to pay benefits during 2010.

In addition to the plan assets related to its qualified plans, the Company has also funded $1,270 and $1,419 at August 28, 2010 and November 28, 2009, respectively, into a restricted trust for its U.S. combined nonqualified plans.  This trust is included in other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Nine Months Ended
	August 28,	August 29,
	2010	2009
Balance at beginning of period	$2,161	$1,970
Changes for current period tax positions	108	182
Changes for prior period tax positions	39	2
Changes in interest and penalties	42	337
Balance at end of period	$2,350	$2,491

At August 28, 2010, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $2,160.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  As of August 28, 2010, the Company had $526 accrued for the payment of interest and penalties.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in the next twelve months; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Internal Revenue Service has completed its audits of the Company’s U.S. income tax returns through fiscal year 2004 and is currently auditing 2005 through 2008.  With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2004.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

11.	RESTRUCTURING CHARGES

As discussed more fully in the 2009 Form 10-K, in July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (“HVAC”) filter manufacturing operations within its Industrial/Environmental Filtration segment.  The HVAC restructuring program was substantially complete in fiscal year 2009.  At November 28, 2009, accrued severance of $28 related to Kentucky facilities, was included in other accrued liabilities.  At August 28, 2010, all restructuring expenses were paid.  At August 28, 2010, land of $398 and building and building fixtures of $1,602 related to one Kentucky plant and land of $230 and building and building fixtures of $1,539 related to the North Carolina plant are classified as assets held for sale and reported at their carrying value.

Current Year Restructuring Charges

The Company did not incur any restructuring expenses during the quarter and nine months ended August 28, 2010.

Prior Year Restructuring Charges

During the first and second quarters of fiscal 2009, the Company consolidated four Louisville, Kentucky area facilities into one location in Jeffersonville, Indiana to realize cost savings and efficiency benefits.  Severance costs of $0 and $133 were expensed during the quarter and nine months ended August 29, 2009, respectively, and were included in cost of sales in the Consolidated Condensed Statements of Earnings.

During May 2009, the Company closed a small facility in Clover, South Carolina.  The Company did not incur any material expenses related to this closure.

During the quarter and nine months ended August 29, 2009, the Company recorded restructuring expenses of $0 and $47, respectively, related to the Henderson, North Carolina location mainly for facility consolidation and employee termination costs.  These expenses were included in cost of sales in the Consolidated Condensed Statements of Earnings.  Minimal additional restructuring charges related to facility consolidation costs will be recognized when the Company exits that facility.  In addition to costs classified as restructuring expenses, the Company has incurred and will continue to incur other non-restructuring costs related to this facility until it is sold.

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

Legal Contingencies

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial claimed amounts) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property and other matters.  Items included in these other matters are discussed below.  The Company believes recorded reserves in its Consolidated Condensed Financial Statements are adequate in light of the probable and estimable outcomes of the items discussed below.  These recorded liabilities were not material to the Company’s financial position, results of operation or liquidity and the Company does not currently believe that any pending claims or litigation, including those identified below, will materially affect its financial position, results of operation or liquidity.

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

Antitrust

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American engine filter manufacturer, including the Company's subsidiary, Baldwin Filters, Inc., engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters.  This suit is a purported class action on behalf of direct purchasers of filters from the defendants.  Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs in a variety of jurisdictions in the United States and Canada.  In addition, the Attorney General of the State of Florida and the County of Suffolk, New York have filed complaints based on these same allegations, and the Attorney General of the State of Washington has requested various documents, information and cooperation, which the Company is working to provide.  The U.S cases have been consolidated into a single multi-district litigation in the Northern District of Illinois.  The Company believes all of these lawsuits and the claims made therein to be without merit and is vigorously defending them.

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

	Quarter Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009

Weighted average number of shares outstanding	50,796,393	50,733,251	50,700,066	50,941,354
Dilutive effect of stock-based arrangements	452,564	285,809	445,005	267,132
Weighted average number of diluted shares outstanding	51,248,957	51,019,060	51,145,071	51,208,486

Net earnings attributable to CLARCOR	$28,326	$21,282	$67,077	$46,865

Basic earnings per share attributable to CLARCOR	$0.56	$0.42	$1.32	$0.92
Diluted earnings per share attributable to CLARCOR	$0.55	$0.42	$1.31	$0.92

The following table provides additional information regarding the calculation of earnings per share and treasury stock transactions.

	Quarter Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009

Weighted average exercise price per share of antidilutive options	$36.51	$34.28	$35.80	$34.28
Options with exercises prices greater than the average market price excluded from the computation of dilutive earnings per share because the effect would have been antidilutive	347,350	1,299,688	646,349	1,299,688
Common stock repurchased pursuant to the Company's $250,000 stock repurchase program	$10,009	$19,768	$10,009	$19,768
Number of shares repurchased pursuant to the Company's $250,000 stock repurchase program	288,842	688,200	288,842	688,200

As of August 28, 2010, there was approximately $239,991 available under the Company’s $250,000 stock repurchase program for future purchases.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

15.	SEGMENT DATA

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. Net sales represent sales to unaffiliated customers as reported in the Consolidated Condensed Statements of Earnings.  Intersegment sales were not material.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

	Quarter Ended		Nine Months Ended
	August 28,	August 29,	August 28,	August 29,
	2010	2009	2010	2009
Net sales:
Engine/Mobile Filtration	$118,753	$96,445	$328,615	$274,102
Industrial/Environmental Filtration	119,589	114,630	339,182	347,977
Packaging	24,428	19,196	67,973	51,277
	$262,770	$230,271	$735,770	$673,356

Operating profit:
Engine/Mobile Filtration	$25,937	$21,904	$67,442	$53,662
Industrial/Environmental Filtration	12,887	7,944	27,541	14,471
Packaging	2,868	2,232	5,817	2,864
	41,692	32,080	100,800	70,997
Other expense	(18)	(87)	(736)	(944)

Earnings before income taxes	$41,674	$31,993	$100,064	$70,053

	August 28,	November 28,
	2010	2009
Identifiable assets:
Engine/Mobile Filtration	$287,228	$252,747
Industrial/Environmental Filtration	641,269	629,488
Packaging	43,551	36,456
Corporate	38,207	55,199
	$1,010,255	$973,890

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In millions except per share data)

	Third Quarter					First Nine Months
			Change					Change
	2010	2009	$	%		2010	2009	$	%

Net sales	$262.8	$230.3	$32.5	14%		$735.8	$673.4	$62.4	9%

Cost of sales	171.2	156.3	14.9	10%		489.6	468.9	20.7	4%

Gross profit	91.6	74.0	17.6	24%		246.2	204.5	41.7	20%

Selling and administrative expenses	49.9	41.9	8.0	19%		145.4	133.5	11.9	9%

Operating profit	41.7	32.1	9.6	30%		100.8	71.0	29.8	42%

Other income (expense)	-	(0.1)	0.1			(0.7)	(0.9)	0.2

Provision for income taxes	13.1	10.7	2.4	23%		32.8	22.9	9.9	43%

Net earnings attributable to CLARCOR	28.3	21.3	7.0	33%		67.1	46.9	20.2	43%

Average diluted shares	51.2	51.0	0.2	0%		51.1	51.2	(0.1)	0%

Diluted earnings per share	$0.55	$0.42	$0.13	31%		$1.31	$0.92	$0.39	42%

Percentages:

Gross margin	34.8%	32.1%		2.7	pt	33.5%	30.4%		3.1	pt

Selling and administrative percentage	19.0%	18.2%		0.8	pt	19.8%	19.8%		0.0	pt

Operating margin	15.9%	13.9%		2.0	pt	13.7%	10.5%		3.2	pt

Effective tax rate	31.4%	33.3%		-1.9	pt	32.7%	32.7%		0.0	pt

Net earnings margin	10.8%	9.2%		1.6	pt	9.1%	7.0%		2.1	pt

Third Quarter

Our strong operating performance in the third quarter of 2010 compared with the third quarter of 2009 was primarily the result of the $32.5 million increase in net sales.  These incremental net sales allowed us to leverage our fixed manufacturing costs and increase our gross margin percentage to 34.8% from 32.1% in the third quarter of 2009.  This gross margin percentage is our highest quarterly gross margin percentage in over ten years.  Net sales increased at all of our operating segments.  However, our Engine/Mobile Filtration segment increased the most significantly, contributing $22.3 million additional net sales in the third quarter of 2010 compared with the third quarter of 2009.  Heavy-duty engine sales in this segment were strong at most of our end-markets both domestically and internationally.  The remaining $10.2 million increase in net sales was equally split between our Industrial/Environmental Filtration and Packaging segments.  The Industrial/Environmental Filtration segment increase in net sales compared with the third quarter of 2009 despite a $3.6 million reduction in heating, ventilating and air conditioning (“HVAC”) filter sales to the 3M Company (“3M”).

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The increase in operating margin to 15.9% from 13.9% in the third quarter of 2009 was a result of the 2.7 point improvement in gross margin percentage offset by a 0.8 point increase in selling and administrative expenses as a percentage of net sales.  Selling and administrative expenses increased $8.0 million from the third quarter of 2009 as a result of incremental employee compensation associated with our company-wide profit sharing program and additional legal expenses partially offset by a reduction in bad debt expense.

The 15.9% operating margin in the third quarter of 2010 not only was 2.0 points greater than the third quarter of 2009, but it was 1.1 points higher than the third quarter of 2008 despite $13.5 million lower net sales.  This improvement from 2008 despite lower net sales is due to cost efficiencies implemented in 2009 including the benefits of the restructuring program at our HVAC filter operations.  As a result of this improved operating performance, diluted earnings per share of $0.55 in the third quarter of 2010 was greater than the $0.42 from the third quarter of 2009 and the $0.50 from the third quarter of 2008.

First Nine Months

Our operating performance improved from the first nine months of 2009 due to $62.4 million incremental net sales and improved cost efficiencies.  The incremental net sales allowed us to leverage our fixed manufacturing costs and increase our gross margin percentage to 33.5% from 30.4% in the first nine months of 2009.  The $62.4 million increase in net sales was the result of a $54.5 million increase at our Engine/Mobile Filtration segment and a $16.7 million increase at our Packaging segment.  The increase at our Packaging segment includes a no-margin $4.6 million tooling and equipment sale to one of our customers.  Net sales at our Industrial/Environmental Filtration segment decreased $8.8 million compared with the first nine months of 2009 including a $12.7 million decline in HVAC filter sales to 3M.

The increase in operating margin to 13.7% from 10.5% in the first nine months of 2009 was a result of the improvement in gross margin percentage.  Selling and administrative expenses as a percentage of net sales were consistent with 2009 but increased $11.9 million as a result of incremental employee compensation associated with our company-wide profit sharing program and additional legal expenses partially offset by a reduction in bad debt expense.

The 13.7% operating margin in the first nine months of 2010 not only was 3.2 points greater than the first nine months of 2009, but it was 0.3 points higher than the operating margin in the first nine months of 2008 despite $57.9 million lower net sales.  This improvement in operating margin from 2008 despite lower net sales is due to cost efficiencies implemented in 2009 including the benefits of the restructuring program at our HVAC filter operations.  As a result of this improved operating performance, diluted earnings per share of $1.31 in the first nine months of 2010 was greater than the $0.92 from the first nine months of 2009 and the $1.30 from the first nine months of 2008.

•	Acquisitions

There were no acquisitions in the first nine months of 2010.  We completed six acquisitions during fiscal year 2009.  The net sales and operating profit impact of these acquisitions in the third quarter and the first nine months of 2010 compared to 2009 was not significant.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

•	Foreign Exchange

The average exchange rate for foreign currencies versus the U.S. dollar was weaker in the third quarter of 2010 compared to the third quarter of 2009.  As a result, weaker foreign currencies negatively impacted our translated U.S. dollar value of net sales by $1.7 million and operating profit by $0.2 million in the third quarter of 2010 versus the third quarter of 2009.  For the first nine months of 2010 compared to 2009, foreign exchange rates positively influenced net sales by $6.9 million and operating profit by $1.5 million.

•	Other income (expense)

Interest expense

Interest expense declined $0.2 million in the third quarter of 2010 compared to the third quarter of 2009.  $0.1 million of this decrease was due to the impact of a mark-to-market adjustment on an interest rate swap agreement in the third quarter of 2009.  The remaining $0.1 million decline resulted from lower interest expense on our line of credit driven by lower average outstanding balances ($0 in 2010 and $60.0 million in 2009).

Interest expense declined $1.5 million in the first nine months of 2010 compared to the first nine months of 2009.  $1.1 million of this decrease was due to the impact of a mark-to-market adjustment on an interest rate swap agreement in the first nine months of 2009.  The remaining $0.4 million decline resulted from lower interest expense on our line of credit driven by a lower average interest rate (0.6% in 2010 and 1.3% in 2009) and lower average outstanding balances ($15.8 million in 2010 and $70.0 million in 2009).

Foreign currency gains and losses

Changes in foreign currency gains and losses negatively impacted other income (expense) by $0.3 million in the third quarter of 2010 versus the third quarter of 2009 and $1.3 million in the first nine months of 2010 versus the first nine months of 2009.  Much of the foreign currency gain or loss is caused by the translation of cash accounts at foreign subsidiaries denominated in a currency other than their functional currency.

•	Provisions for income taxes

The lower effective tax rate in the third quarter of 2010 compared with the same period in 2009 was primarily the result of a non-recurring, discrete adjustment recognized in the third quarter.

•	Shares outstanding

Average diluted shares outstanding increased 0.2 million in the third quarter of 2010 compared with the same period in 2009.  This increase resulted from an increase in the dilutive effects of outstanding stock options due to a higher average stock price offset by the impact of stock repurchases.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

SEGMENT ANALYSIS

	Third Quarter				First Nine Months
(Dollars in millions)	2010	% Total	2009	% Total	2010	% Total	2009	% Total

Net sales:
Engine/Mobile Filtration	$118.8	45%	$96.5	42%	$328.6	45%	$274.1	41%
Industrial/Environmental Filtration	119.6	46%	114.6	50%	339.2	46%	348.0	52%
Packaging	24.4	9%	19.2	8%	68.0	9%	51.3	7%
	$262.8	100%	$230.3	100%	$735.8	100%	$673.4	100%

Operating profit:
Engine/Mobile Filtration	$25.9	62%	$22.0	69%	$67.5	67%	$53.6	75%
Industrial/Environmental Filtration	12.9	31%	7.9	25%	27.5	27%	14.5	20%
Packaging	2.9	7%	2.2	6%	5.8	6%	2.9	5%
	$41.7	100%	$32.1	100%	$100.8	100%	$71.0	100%

Operating margin:
Engine/Mobile Filtration	21.8%		22.7%		20.5%		19.6%
Industrial/Environmental Filtration	10.8%		6.9%		8.1%		4.2%
Packaging	11.7%		11.6%		8.6%		5.6%
	15.9%		13.9%		13.7%		10.5%

Engine/Mobile Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in millions)	2010	2009	$	%		2010	2009	$	%

Net sales	$118.8	$96.5	$22.3	23%		$328.6	$274.1	$54.5	20%

Operating profit	25.9	22.0	3.9	18%		67.5	53.6	13.9	26%

Operating margin	21.8%	22.7%		-0.9	pt	20.5%	19.6%		0.9	pt

Our Engine/Mobile Filtration segment primarily sells after-market filters for heavy-duty trucks, heavy-duty off-highway vehicles, locomotives and automobiles.  The largest market included in this segment is engine filters for heavy-duty trucks produced at our Baldwin subsidiary.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The net sales increases for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2010 as compared to the same prior year periods are detailed in the following table:

(Dollars in millions)	Third Quarter	First Nine Months

2009	$96.5	$274.1

U.S. net sales	12.2	23.3
Foreign net sales (including export)	10.1	25.6
Foreign exchange	-	5.6
Net increase	22.3	54.5

2010	$118.8	$328.6

The net increase in U.S. net sales for the Engine/Mobile Filtration segment in the third quarter and first nine months of 2010 as compared to the same prior year periods is detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months

Heavy-duty engine filters	$12.1	$21.5
Railroad filters	0.1	1.8

Increase in U.S. net sales	$12.2	$23.3

Our sales of heavy-duty engine filters in the U.S. have been positively influenced by continued strength in the U.S. trucking industry.  Through July 2010, heavy-duty truck tonnage in the U.S. was approximately 7% higher compared with the same period in 2009.  Although U.S. truck tonnage has been relatively flat over the past several months, it continues to trend higher than last year and remains at its highest level since the end of 2008.  Our U.S. sales of railroad filtration products have remained relatively flat, but we anticipate activity to improve going forward.  As an indicator of the recovery in U.S. rail activity, through July 2010 approximately 90,000 freight cars have been removed from storage since the end of 2009, and additional cars have been removed from storage for thirteen consecutive months.

Net sales (adjusted for changes in foreign currency) outside the U.S. increased $10.1 million in the third quarter of 2010 from the third quarter of 2009 and $25.6 million in the first nine months of 2010 from the first nine months of 2009.  This net sales increase was spread throughout our diverse international markets. However, $4.6 million of this increase in the third quarter and $9.6 million in the first nine months were from sales in China which has been positively impacted by continued market penetration.

The increase in operating profit for the Engine/Mobile Filtration segment compared to the third quarter and first nine months of 2009 was driven by the increase in heavy-duty engine filter sales.  However, operating margin in the third quarter of 2010 was 0.9 points lower than the third quarter of 2009 primarily due to a $5.9 million increase in selling and administrative expenses including employee compensation associated with our company-wide profit sharing program and legal expense.  We estimate that the change in average foreign exchange rates from 2009 to 2010 had positively influenced the translated U.S. dollar value of operating profit by $0.1 million in the third quarter of 2010 and by $1.4 million in the first nine months of 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Industrial/Environmental Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in millions)	2010	2009	$	%		2010	2009	$	%

Net sales	$119.6	$114.6	$5.0	4%		$339.2	$348.0	$(8.8)	-3%

Operating profit	12.9	7.9	5.0	62%		27.5	14.5	13.0	90%

Operating margin	10.8%	6.9%		3.9	pt	8.1%	4.2%		3.9	pt

Our Industrial/Environmental Filtration segment sells a large variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and replacement filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems and replacement cartridges.

The changes in net sales for our Industrial/Environmental Filtration segment in the third quarter and first nine months of 2010 as compared to the same prior year periods are detailed in the following table:

(Dollars in millions)	Third Quarter	First Nine Months

2009	$114.6	$348.0

U.S. net sales	6.4	0.1
Foreign net sales (including export)	0.2	(10.2)
Foreign exchange	(1.6)	1.3
Net increase (decrease)	5.0	(8.8)

2010	$119.6	$339.2

 The net increase in U.S. net sales for the Industrial/Environmental Filtration segment in the third quarter and first nine months of 2010 as compared to the same prior year periods is detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months

Commercial and industrial air filters - other than 3M and Retail	$3.4	$4.9
- 3M	(3.6)	(12.7)
- Retail	(1.3)	(2.5)
Aerospace, oil drilling and other industrial filters	2.8	4.0
Filter sales through Total Filtration Services ("TFS")	2.4	5.6
Aviation - vessels and aftermarket filters	1.6	0.7
Natural gas - vessels and aftermarket filters	1.4	0.3
Other	(0.3)	(0.2)

Increase in U.S. net sales	$6.4	$0.1

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

•
In the third quarter of 2009, we were informed by 3M that it would no longer be purchasing HVAC filters from us.  Accordingly, we had no HVAC filter sales to 3M in the third quarter or the first nine months of 2010.  In the third quarter and the first nine months of 2009, we sold $1.3 million and $2.5 million, respectively, of our high-end Purolator® brand HVAC residential filters to a large retail store chain on a trial basis.  These sales did not repeat in 2010, creating an offsetting negative variance in our year-over-year comparisons.  We continue to seek additional opportunities to penetrate the residential HVAC filter retail market.  The remaining increase in HVAC filter sales in the U.S. in the third quarter and the first nine months of 2010 was due to year-over-year improvement in general economic conditions driving growth in industrial, commercial and residential applications.

•
The increase in the third quarter of 2010 U.S. net sales to the aerospace, oil drilling and other industrial markets was the result of additional orders from several industrial customers due to improved economic conditions compared with the third quarter of 2009.  For the first nine months of 2010, the increase in net sales included a $1.7 million increase in filter sales to the commercial aerospace market.  The remainder of the net sales increase was the result of improved general economic conditions which supported net sales increases notably in the wire mesh filter and other industrial markets.

•
The increase in U.S. net sales in the third quarter and the first nine months of 2010 at TFS is the result of increased filter sales to the automotive and other industrial markets including chemical, metals and power generation.  Filter sales to the automotive industry increased $0.8 million in the third quarter and $2.0 million in the first nine months of 2010 compared with the first nine months of 2009.  These filters were primarily air filters used in automotive manufacturing and other facilities.

•
The increase in U.S. aviation net sales in the third quarter and the first nine months of 2010 was primarily the result of a large military aviation aftermarket filter sale consummated in the third quarter of 2010.

•
Net sales in the natural gas market in the U.S. increased in the third quarter of 2010 compared with the third quarter of 2009 primarily as a result of much stronger replacement filter sales as we continue to focus on the growth of the aftermarket filter business.  Net sales in the U.S. natural gas market increased slightly in the first nine months of 2010 compared with the first nine months of 2009 due to an increase in replacement filter sales offset by a similar reduction in vessel sales

The decline in foreign net sales for the first nine months of 2010 was partially driven by a reduction in European vessel and filter sales primarily in Spain and Germany.  The reduction in Spain was caused by a reduction in military aviation orders, and the reduction in Germany was caused by several large system orders consummated in the first nine months of 2009 that did not repeat in 2010.  In addition, a decline in natural gas vessel sales both in Malaysia and Canada contributed to the reduction in foreign net sales in the first nine months.  These foreign net sales reductions were partially offset by an increase in filter sales to the oil drilling market primarily in Asia.

The increase in operating profit and margin at our Industrial/Environmental Filtration segment was the result of the continued improved operating results at our HVAC filter operations (including TFS) where operating profit increased in the third quarter and in the first nine months of 2010 compared with the same periods in the prior year 2009.  Despite lower overall HVAC filter sales primarily from the loss of 3M sales, operating profit increased due to the benefits of our restructuring program which was substantially completed in 2009, lower material costs driven by lower commodity prices and improved material efficiency and lower selling and administrative expenses.  Buoyed by strong sales, operating profit in our aerospace, oil drilling and other industrial markets increased in the third quarter and in the first nine months of 2010 compared with the same periods in the prior year 2009.  The operating profit of the remaining Industrial/Environmental Filtration segment markets, including aviation and natural gas, increased in the third quarter and in the first nine months of 2010 compared with the same periods in the prior year 2009.  The operating margin increase of 3.9 points in the third quarter and the first nine months of 2010 was primarily influenced by the restructuring efforts at our HVAC operations, lower material costs and a higher mix of aftermarket filters (which have higher operating margins than vessels) sold in our natural gas, aviation and marine markets.  We estimate that the change in average foreign exchange rates from 2009 to 2010 negatively impacted the translated U.S. dollar value of operating profit by $0.2 million in the third quarter of 2010 and positively impacted operating profit by $0.1 million in the first nine months of 2010.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Packaging Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Net sales	$24.4	$19.2	$5.2	27%	$68.0	$51.3	$16.7	33%

Operating profit	2.9	2.2	0.7	28%	5.8	2.9	2.9	103%

Operating margin	11.7%	11.6%		0.1 pt	8.6%	5.6%		3.0 pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

The increase in net sales at our Packaging segment in the first nine months of 2010 includes a no-margin $4.6 million equipment and tooling sale to one of our customers in the second quarter.  The remaining net sales increase for both the third quarter and the first nine months of 2010 was primarily the result of additional sales from smokeless tobacco packaging and decorated flat sheet metal.    Operating profit in the third quarter and the first nine months of 2010 increased from the same periods in 2009 primarily due to the incremental profit from the increase in net sales.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position remains strong with adequate cash resources and sufficient borrowing capacity under our line of credit.  In the first quarter of 2008, we entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which we may borrow up to $250.0 million under a selection of currencies and rate formulas.  We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under the Credit Facility.  At our election, the interest rate is based upon either a defined base rate or the LIBOR interest rate plus or minus applicable margins.  At the end of the third quarter of 2010, the LIBOR interest rate plus margin was 0.6%.  At the end of the third quarter of 2010, there were no amounts outstanding on the Credit Facility.  However, we had $16.0 million outstanding on a $75.0 million letter of credit subline.  Accordingly, we had $234.0 million available for further borrowing at the end of the third quarter of 2010.

Cash and cash equivalents, restricted cash and short-term investments decreased $4.2 million to $88.0 million at the end of the third quarter of 2010 from $92.2 million at fiscal year-end 2009.  Short-term investments consisted of tax-exempt municipal money market funds.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds at these institutions are not at significant risk.  The current ratio of 3.1 at the end of the third quarter of 2010 was lower than the current ratio of 3.4 at fiscal year-end 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Total long-term debt of $17.4 million at the end of the third quarter of 2010 included $15.8 million outstanding on industrial revenue bonds and $1.6 million of other long-term debt.  At the end of the third quarter of 2010 and at fiscal year-end 2009, we were in compliance with all financial covenants as included in the Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 2.3% at the end of the third quarter of 2010 compared to 7.0% at fiscal year-end 2009.

We had 50.4 million shares of common stock outstanding at the end of the third quarter of 2010, the same amount as at fiscal year-end 2009.  The issuance of 0.3 million shares under stock incentive plans was offset by 0.3 million shares repurchased in the third quarter of 2010.  Shareholders’ equity increased to $731.8 million at the end of the third quarter of 2010 compared to $688.5 million at fiscal year-end 2009.  This $43.3 million increase resulted mainly from additional net earnings of $67.3 million and items related to stock compensation and option activity pursuant to incentive plans of $10.1 million partially offset by currency translation adjustments of $10.4 million, stock repurchases of $10.0 million and dividend payments of $14.8 million.

Net cash provided by operating activities increased $24.5 million to $100.9 million in the first nine months of 2010 from $76.4 million in the first nine months of 2009.  This increase was driven by a $49.0 million increase in cash flow from changes in short-term investments and additional net earnings of $20.1 million offset by additional cash used for increases in working capital of $44.8 million.  The reduction in short-term investments from fiscal year-end 2009 to the end of the third quarter of 2010 was the result of our decision to convert these short-term investments into cash due to a minimal return differential.  The additional cash outflow for working capital was driven by incremental working capital requirements to support higher sales levels notably cash used for an increase in accounts receivables and inventory in the first nine months of 2010 compared to cash generated from a decrease in accounts receivable in the first nine months of 2009.

Net cash used in investing activities decreased $8.9 million to $16.8 million in the first nine months of 2010 compared with $25.7 million in the first nine months of 2009.  This decrease was primarily caused by a $9.4 million reduction in cash outflow for business acquisitions.  We completed several smaller acquisitions in the first nine months of 2009, but had no acquisitions in the first nine months of 2010.  Cash outflow for plant additions was $2.3 million higher in the first nine months of 2010 compared to the same period in 2009.

Net cash used in the financing activities increased $14.9 million in the first nine months of 2010 compared to the first nine months of 2009.  This increase was driven by a $27.7 million increase in net debt payments, including a $20.0 million increase in payments under the line of credit, offset by a $9.8 million decrease in amounts paid for the repurchase of common stock and $1.7 million decrease in payments for acquisitions of noncontrolling interests.

We believe that our current operations will continue to generate cash and that sufficient borrowings under the Credit Facility remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, provide for interest payments and required principal payments related to debt agreements, fund pension plan contributions and repurchase common stock.  We also continue to assess acquisition opportunities in related filtration businesses that would expand our market base, distribution coverage or product offerings.  Any such acquisitions may affect operating cash flows and may require changes in our debt and capitalization.   In addition, capital market disruptions may affect the cost or availability of future borrowings.  We have no material long-term purchase commitments.  We will also continue to assess repurchases of our common stock.  We repurchased 0.3 million shares for $10.0 million of our common stock in the third quarter of 2010 at an average price of $34.65.  At the end of the third quarter of 2010, there was $240.0 million available for future repurchases under the current authorization of $250.0 million approved by the Board of Director in June 2010.  Future repurchases may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

At the end of the third quarter of 2010, our liability for uncertain income tax provisions was $2.4 million, including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

In the first quarter of 2008, we entered into an interest rate swap agreement (“Swap Agreement”) with a bank to manage our interest rate exposure on certain amounts outstanding under the Credit Facility.  The Swap Agreement provided for us to pay a 3.93% fixed interest rate plus applicable margins and receive interest based on a three-month LIBOR on a notional amount of $100.0 million.  The Swap Agreement was not designated as a hedge for financial reporting purposes.  Accordingly, unrealized gains and losses were recorded as interest expense in the Consolidated Statements of Earnings.  Periodic settlement payments or receipts were recorded as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  The fair value of the Swap Agreement at November 30, 2009 was approximately $1.0 million and was recorded as part of other accrued liabilities.  The Swap Agreement expired on January 1, 2010, and the final $1.0 million settlement was paid in January 2010.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2009 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first nine months of 2010 or fiscal 2009.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2009 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no material changes in our critical accounting policies set forth in our 2009 Form 10-K. These policies have been consistently applied in all material respects. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

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

Outlook

We are pleased with our strong operating results in the third quarter and the first nine months of 2010.  The continued positive comparisons to last year and 2008 are a result of our disciplined efforts of focusing on restructuring and cost reductions while not sacrificing top line growth.  We are particularly proud of our record quarterly gross margin percentage in the third quarter because this is an indication that all our business segments are contributing to our positive performance.

We remain cautious due to global economic uncertainty.  However, based upon the strength of our performance in the third quarter, we are increasing the floor of our 2010 guidance for diluted earnings per share to $1.80 from the previous guidance of $1.70.  Accordingly, our updated 2010 diluted earnings per share guidance is $1.80 to $1.85.  We expect our full year consolidated sales growth from 2009 to be in the range of 10.5% to 11.0% and our 2010 full year operating margin to be between 13.8% and 14.3%.  We anticipate a full year average tax rate from 32.5% to 33.5%, 2010 cash flow from operating activities (excluding changes in short-term investments) from $105.0 million to $110.0 million and 2010 capital expenditures from $25.0 million to $30.0 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FORWARD-LOOKING INFORMATION IS SUBJECT TO RISK AND UNCERTAINTY

This Third Quarter 2010 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

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

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations  including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, and (15) other factors described in more detail in the “Risk Factors” section of our 2009 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may fluctuate as a result of these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2010 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this Third Quarter 2010 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Third Quarter 2010 Form 10-Q.

Part I –  Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense on long-term debt is sensitive to changes in interest rates.  In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies.  Market risks are also discussed in our 2009 Form 10-K in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.  There have been no material changes to the disclosure regarding market risk set forth in our 2009 Form 10-K.

Part I -  Item 4. Controls and Procedures

We have established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Norman E. Johnson, Chairman of the Board and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 28, 2010.  Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a – 15(e) of the Exchange Act were effective as of August 28, 2010, in achieving the objectives for which they were designed.  No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended August 28, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II -               Other Information

Part II -  Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 13 included in Part I, Item 1 of this Third Quarter 2010 Form 10-Q.

Part II -                Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2009 Form 10-K.

Part II -  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2010, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 288,842 shares of our common stock during the fiscal quarter ended August 28, 2010.  The amount of $239,991,336 remained available for purchase under such program at the end of the Third Quarter of 2010.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan

May 30, 2010 through June 30, 2010	-	$-	-	$250,000,000
July 1, 2010 through July 31, 2010	-	$-	-	$250,000,000
August 1, 2010 through August 28, 2010	288,842	$34.65	288,842	$239,991,336
Total	288,842		288,842

Part II - Item 6. Exhibits

a.	Exhibits:
	31(i)	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31(ii)	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

September 17, 2010	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson Chairman of the Board and Chief Executive Officer

September 17, 2010	By	/s/ David J. Fallon
(Date)		David J. Fallon Chief Financial Officer and Chief Accounting Officer