Form 10-K
period 2010-11-27
CLARCOR INC
filed 2011-01-21
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 27, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑
The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of registrant’s most recently completed second fiscal quarter was $1,805,283,219.
There were 50,374,153 shares of Common Stock outstanding as of January 14, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders (“Proxy Statement”), currently anticipated to be held on March 22, 2011, are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended November 27, 2010.

PART I

Item 1. Business.

(a) General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware.  As used herein, the “Company” and terms such as “we” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30.  For fiscal year 2010, the year ended on November 27, 2010 and included 52 weeks.  For fiscal year 2009, the year ended on November 28, 2009 and included 52 weeks.  For fiscal year 2008, the year ended on November 29, 2008 and included 52 weeks.  In this 2010 Annual Report on Form 10-K (“2010 Form 10-K”), all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

Certain Significant Developments

Acquisitions

On December 29, 2010 (which is part of fiscal year 2011), the Company acquired all of the outstanding equity interests in TransWeb, LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and heating, ventilating and air conditioning (“HVAC”) filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb has supplied media to a subsidiary of the Company for several years.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of our filtration operating companies.  Transweb’s results will be included in the Industrial/Environmental Filtration segment from the date of acquisition.

As disclosed in Items 1A and Item 3 of this 2010 Form 10-K and the Notes to our Consolidated Financial Statements filed herewith, TransWeb has been accused by 3M Company (“3M”) and one of its affiliates of violating certain 3M patents, and the parties are currently engaged in litigation in the United States District Court for the District of New Jersey.  TransWeb is seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe.  The Company intends to vigorously defend the action and pursue related claims.

The base purchase price to acquire TransWeb was approximately $29 million, excluding cash acquired, plus a potential earn-out payable to one of the former owners.  Of the base purchase price, the Company withheld $17 million pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  The Company paid the balance of the purchase price with available cash.

There were no acquisitions completed during fiscal year 2010.

(b) Financial Information About Industry Segments

During fiscal year 2010, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.  These segments are discussed in greater detail below.  Financial information for each of the Company’s business segments for the fiscal years 2008 through 2010 is included in Note P to Notes to Consolidated Financial Statements.  See pages F-38 through F-39 in this 2010 Form 10-K.

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

Financial information related to the geographic areas in which the Company operates and sells its products is included in Note P to Notes to Consolidated Financial Statements.  See pages F-38 through F-39 in this 2010 Form 10-K.

Class of Products

No class of similar products accounted for 10% or more of the total sales of the Company in any of the Company’s last three fiscal years.

Raw Materials

The primary raw materials the Company uses to manufacture its products include various types of steel, adhesives, plastic and paper products and filter medias made from materials such as wood pulps, metals, polyester and other synthetic fibers, fiberglass and cotton.  All of these are purchased and are available from a variety of sources.  The Company experienced price volatility in fiscal year 2010 with raw material prices trending higher in all significant spend categories.  The Company was able to procure adequate supplies of raw materials throughout fiscal year 2010 and does not anticipate procurement problems in 2011, although it does believe that prices will generally continue to rise.

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

Customers

The 10 largest customers of the Engine/Mobile Filtration segment accounted for 28% of the approximately $446,104,000 of fiscal year 2010 segment sales.

The 10 largest customers of the Industrial/Environmental Filtration segment accounted for 11% of the approximately $470,359,000 of fiscal year 2010 segment sales.

The 10 largest customers of the Packaging segment accounted for 73% of the approximately $94,966,000 of fiscal year 2010 segment sales.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2010 sales.

Backlog

At November 30, 2010, the Company had a backlog of firm orders for products of approximately $118,113,000.  The backlog figure for November 30, 2009 was approximately $109,653,000.  Substantially all of the orders on hand at November 30, 2010 are expected to be filled during fiscal year 2011.  The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of fiscal year 2011 sales.

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

In fiscal year 2010, the Company employed approximately 116 professional employees, including 4 at the CFRC, on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products.  During this period the Company spent approximately $9,817,000 on such activities as compared with $9,595,000 for fiscal year 2009 and $9,343,000 for fiscal year 2008.

Environmental Factors

The Company is not aware of any facts which would cause it to believe that it is in material violation of existing applicable standards with respect to emissions to the atmosphere, discharges to waters, or treatment, storage and disposal of solid or hazardous wastes.

The Company is party to various proceedings relating to environmental issues.  The U.S. Environmental Protection Agency and/or other responsible state agencies have designated the Company as a potentially responsible party (“PRP”), along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute.

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

Employees

As of November 30, 2010, the Company had approximately 5,136 employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note P to Notes to Consolidated Financial Statements.  As noted therein, total international sales for the Company in fiscal year 2010 were $308,919,000.  See page F-39 in this 2010 Form 10-K.  In addition, see “Item 1A — Risk Factors” below for a discussion of certain risks of foreign operations.

(e) Available Information

Pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company files electronically with the Securities and Exchange Commission (“SEC”) required current reports on Form 8-K, quarterly reports on Form 10-Q, annual reports on Form 10-K and Form 11-K; proxy materials; ownership reports for insiders as required by Section 16 of the Exchange Act; and registration statements on Form S-8, as necessary; and any other form or report as required.

Our corporate headquarters are located at 840 Crescent Centre Drive, Suite 600, Franklin TN 37067, and our telephone number is (615) 771-3100.  The Company’s corporate Internet site is www.CLARCOR.com.   The Company makes available on that site, free of charge, its Form 10-Ks, Form 10-Qs, Form 8-Ks and amendments to such reports, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC.  The information contained on the Company’s website is not incorporated herein or otherwise considered to be a part of this 2010 Form 10-K.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549.  Information regarding the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site (www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

Our business faces a variety of risks.  These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our common stock could decline.  These risk factors should be read in conjunction with the other information in this 2010 Form 10-K.

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

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability.  Economic activity in the United States and throughout much of the world remains depressed following the recent housing downturn and subprime lending collapse.  Global credit and capital markets have experienced volatility and disruption.  Business credit and liquidity continues to be tight in much of the world.

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

We could be adversely impacted by environmental matters and climate change and energy legislation and regulation.

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

The potential physical impacts of climate change on our operations are also highly uncertain and would vary depending on type of physical impact and geographic location.  Climate change physical impacts could include changing temperatures, water shortages, changes in weather and rainfall patterns, and changing storm patterns and intensities.  The occurrence of one or more natural disasters, whether due to climate change or naturally occurring, such as tornadoes, hurricanes, earthquakes and other forms of severe weather in the U.S. or in a country in which we operate or in which our suppliers or customers are located could adversely impact our operations and financial performance.  Such events could result in:

•	physical damage to and complete or partial closure of one or more of our manufacturing facilities;
•	temporary or long-term disruption in the supply of raw materials from our suppliers;
•	disruption in the transport of our products to customers and end users; and/or
•	delay in the delivery of our products to our customers

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

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, resins, plastics, paper and packaging materials.  Materials comprise the largest component of our costs, representing over 40% of the costs of our net sales in fiscal year 2010.  Increases in the price of these items could further materially increase our operating costs and materially adversely affect our profit margins.  Similarly, transportation, energy and health care costs have risen steadily over the past few years and represent an increasingly important burden for the Company.  Although we try to contain these costs wherever possible, and although we try to pass along increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

We face heightened legal challenges from our competitors with respect to intellectual property, particularly in the area of patents, as evidenced by our lawsuits with Donaldson and 3M.

We face increasing exposure to claims by others for infringement of intellectual property rights, particularly with respect to patents, which claims could result in significant costs or losses. This is especially important with respect to our Engine/Mobile Filtration segment, where many of our competitors are suppliers of ‘‘first-fit’’ products to original equipment manufacturers (“OEMs”) and seek to control or at least gain an advantage in the aftermarket through aggressive and comprehensive patent strategies, sometimes in conjunction with the OEMs. These strategies may involve attempting to obtain as many patents as possible, including particularly with respect to the systems for attaching or sealing filters to their respective housings, deliberately delaying the final issuance of patents so as to be able to modify them in response to competitive product designs, and seeking multiple ‘‘continuations’’ of their patents in an attempt to have their patents more clearly apply to competitive product designs.

This increased exposure to patent claims is also becoming more relevant to our Industrial/Environmental Filtration segment, where we face sophisticated competitors that are larger and better financed than we are and that have complex patent portfolios that present potential obstacles to our growth.

While we spend (and will continue to spend) significant resources to combat these risks, including by understanding the patent landscape applicable to our operating companies, creating alternative products and product designs that fall outside of our competitors’ claimed patent rights, challenging patents which we believe to be invalid and attempting to build our own patent portfolio, there can be no guaranty that we will be successful. Any such failure could have a material adverse effect on the financial condition or prospects of the Company.

Examples of significant patent disputes that we face are the Donaldson and 3M/TransWeb litigations that are identified in Item 3 of this 2010 Form 10-K and referenced in the Notes to our Consolidated Financial Statements.   While the Company believes in its positions with respect to these actions and is defending and pursuing them vigorously, doing so has required us, and will continue to require us, to expend significant financial and human resources with no guaranty of success.

We face heightened legal challenges with respect to protecting our own intellectual property, particularly overseas.

We have developed and actively pursue developing proprietary technology in the industries in which we operate, and rely on intellectual property laws and a number of patents to protect such technology.  In doing so, we incur ongoing costs to enforce and defend our intellectual property.  Despite our efforts in this regard, we may face situations where our own intellectual property rights are ignored, invalidated or circumvented, to our material detriment.  This is of particular concern in China, where we anticipate the market for our products to develop substantially, and, with it, the incentive of third parties to infringe or challenge our intellectual property rights.

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

Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, an unavoidable level of risk remains regarding the actual operating condition of these businesses.  Until we actually assume operating control of these business assets and their operations, we may not be able to fully ascertain the actual value or understand the potential liabilities of the acquired entities and their operations.  This is particularly true with respect to non-U.S. acquisitions.

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

Item 2. Properties.

The various properties owned and leased by the Company and its operating units are considered by it to be in generally good repair and well maintained.  Plant asset additions in fiscal year 2011 are estimated to be between $30 and $40 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.

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

Engine/Mobile Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased

Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space.	Owned
Kearney, NE	42 acre site with 516,000 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space and 40,000 sq ft of office space.	Owned
Lancaster, PA	11.4 acre site with 160,000 sq ft of manufacturing and office space.	Owned
Yankton, SD	20 acre site with 170,000 sq ft of manufacturing space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased
Warrington, Cheshire, England	4 acre site with two facilities totaling 71,000 sq feet for manufacturing, warehousing and office space.	Leased
Weifang, People’s Republic of China	14 buildings, constituting 300,000 sq ft of manufacturing, warehousing and office space.	Leased
Weifang, People’s Republic of China	105,000 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	3 acre site with 76,000 sq ft of manufacturing, warehousing and office space.	Owned
Casablanca, Morocco	4 acre site with 95,000 sq ft of manufacturing, warehousing and office space.	Owned

In addition to the above properties, the Engine/Mobile Filtration segment leases and operates smaller facilities in Australia, Belgium, South Africa and the United Kingdom in order to manufacture and/or distribute applicable filtration products.

Industrial/Environmental Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased
Auburn Hills, MI	44,222 sq ft of warehousing and office space.	Leased
Blue Ash, OH	17 acre site with 157,000 sq ft of manufacturing and office space.	Owned
Campbellsville, KY	100 acre site with 242,000 sq ft of manufacturing and office space.	Owned
Corona, CA	84,000 sq feet of manufacturing, warehousing and office space.	Leased
Dallas, TX	83,500 sq feet of manufacturing, warehousing and office space.	Leased
Greensboro, NC	21 acre site with 88,000 sq ft of manufacturing, warehousing and office space.	Owned
Greensboro, NC	97,000 sq ft of manufacturing, warehousing and office space.	Owned
Goodlettsville, TN	35,000 sq ft of warehouse space.	Owned
Houston, TX	88,000 sq ft of manufacturing, warehousing and office space.	Leased
Houston, TX	14,000 sq ft of warehousing and office space.	Leased
Jeffersonville, IN	450,000 sq feet of manufacturing, warehousing and office space.	Leased
Lenexa, KS	18,000 sq feet of warehousing and office space.	Leased

Mineral Wells, TX	46 acre site with 351,000 sq feet of manufacturing, warehousing and office space.	Owned
Mineral Wells, TX	35,000 sq ft of warehousing space.	Leased
Ottawa, KS	41,000 sq ft of manufacturing and office space.	Owned
Pittston, PA	250,000 sq feet of manufacturing, warehousing and office space.	Leased
Stilwell, OK	11 acre site with 132,000 sq feet of manufacturing, warehousing and office space.	Leased
Sacramento, CA	40,000 sq feet of manufacturing, warehousing and office space.	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space.	Owned
Tulsa, OK	16 acre site with 142,000 sq ft of manufacturing and office space.	Owned
Vineland, NJ	55,492 sq ft of manufacturing, warehousing and office space.	Owned/Leased

International Facilities

Location	Approximate Size	Owned or Leased
Calgary, Alberta, Canada	25,000 sq feet of manufacturing, warehousing and office space.	Owned
St. Catharines, Ontario, Canada	25,000 sq ft of warehouse space. Right to occupy 40,000 sq ft total (15,000 sq ft currently being sublet).	Leased
La Coruña, Spain	4 acre site with 61,000 sq ft of manufacturing and office space.	Owned
Pujiang City, People’s Republic of China	53,819 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	5 acre site with 108,000 sq ft of manufacturing, warehousing and office space.	Owned
Quzhou, People’s Republic of China	215,278 sq ft of manufacturing, warehousing and office space	Leased

In addition to the above properties, the Industrial/Environmental Filtration segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service applicable filtration products: United States: Atlanta, GA; Auburn, WA; Birmingham, AL; Evansville, WY; Chantilly, VA; Hamilton, OH; Clover, SC; Columbus, OH; Commerce City, CO; Dallas, TX; Farmington, NM; Fresno, CA; Hayward, CA; Houston, TX; Jackson, MS; Kansas City, MO; Louisville, KY; Shakopee, MN; Phoenix, AZ; Portland, OR; Ontario, CA; Vernal, UT; Wichita, KS. International: Brazil; Canada; China; France; Germany; Italy; Malaysia; Netherlands; Singapore; United Kingdom.

Packaging Segment

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

Anti-Trust/Qui Tam. On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American engine filter manufacturer, including the Company's subsidiary, Baldwin Filters, Inc. (the “Defendant Group”), engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters. This suit is a purported class action on behalf of direct purchasers of filters from the Defendant Group.  Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs against the Defendant Group in a variety of jurisdictions in the United States and Canada.

In addition, the Attorney General of the State of Florida and the County of Suffolk, New York have filed complaints against the Defendant Group based on these same allegations, and the Attorney General of the State of Washington requested various documents, information and cooperation, which the Company has agreed to provide.

Finally, in late 2010, William Burch, a former employee of two other defendants in these cases, has brought an action under the United States False Claims Act and similar state statutes on behalf of the governments of the United States and approximately twenty individual states against the Defendant Group, based on these same allegations.

All of the U.S cases, including the actions brought by and/or on behalf of governmental entities, have been consolidated into a single multi-district litigation in the Northern District of Illinois.   The Company believes all of these lawsuits and the claims made therein to be without merit and is vigorously defending them.

Donaldson. On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota, alleging that certain “ChannelFlow®” engine/mobile filters manufactured and sold by a subsidiary of the Company infringe one or more patents held by Donaldson. Through this lawsuit Donaldson seeks various remedies, including injunctive relief and monetary damages of an unspecified amount. Management believes that the products in question do not infringe the asserted patents and that such patents are invalid. The Company is vigorously defending the action.

TransWeb/3M.  Prior to the Company’s acquisition of TransWeb, 3M Company and 3M Innovative Properties Company (“3M”) filed a lawsuit against TransWeb in the United States District Court for the District of Minnesota on May 21, 2010, alleging that certain TransWeb products infringed certain 3M patents.  TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey on August 27, 2010, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe.  3M withdrew its Minnesota action, and the parties are currently litigating the matter in New Jersey.  The Company intends to vigorously defend the action and pursue related claims.

Additionally, the Company is party to various proceedings relating to environmental issues. The U.S. Environmental Protection Agency and/or other responsible state agencies have designated the Company as a PRP, along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute.  The Company is not certain what future environmental claims, if any, may be asserted.

Item 4. [Removed and Reserved].

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of January 21, 2011:

Name	Age at 11/27/10	Year Elected to Office

Sam Ferrise	54	2003
President, Baldwin Filters, Inc. Mr. Ferrise was appointed President of Baldwin Filters, Inc. in 2000. He became an executive officer of the Company in 2003 while retaining the same title with Baldwin Filters, Inc.

Norman E. Johnson	62	2000
Chairman of the Board and Chief Executive Officer. Mr. Johnson has been employed by the Company since 1990. He was elected President-Baldwin Filters, Inc. in 1990, Vice President-CLARCOR in 1992, Group Vice President-Filtration Products Group in 1993, President and Chief Operating Officer in 1995 and Chairman, President and Chief Executive Officer in 2000. Mr. Johnson has been a Director of the Company since June 1996.

Christopher L. Conway	55	2010
President and Chief Operating Officer. Mr. Conway has been employed by the Company or its affiliates since 2006, when he was named Vice President of Manufacturing of Baldwin Filters, Inc.  In September 2007, Mr. Conway was promoted to the position of President of Facet USA, Inc., another affiliate of the Company.  He was then named President of the Company’s PecoFacet division in December 2007 and continued in that role until being named as President and Chief Operating Officer of the Company in May 2010.  Prior to joining the Company or its affiliates, Mr. Conway served for two years as the Chief Operating Officer of Cortron Corporation, Inc., a small manufacturing start-up based in Minneapolis, Minnesota.

David J. Fallon	40	2010
Vice President – Finance & Chief Financial Officer. Mr. Fallon has been  employed by the Company since 2009, when he was elected Vice President-Finance.  He was elected Chief Financial Officer in 2010.    Prior to joining the Company, Mr. Fallon held various positions for Noble International, Ltd. and its affiliates, including the position of Chief Financial Officer of Noble International, Ltd. immediately prior to his employment with the Company.

David J. Lindsay	55	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Richard M. Wolfson	44	2006
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

	Market Price
Quarter Ended	High	Low	Dividends
February 27, 2010	$35.25	$30.72	$0.0975
May 29, 2010	38.73	33.50	0.0975
August 28, 2010	38.59	33.58	0.0975
November 27, 2010	42.01	33.64	0.1050
Total Dividends			$0.3975

	Market Price
Quarter Ended	High	Low	Dividends
February 28, 2009	$34.64	$25.73	$0.0900
May 30, 2009	33.04	23.05	0.0900
August 29, 2009	34.50	27.47	0.0900
November 28, 2009	33.78	28.77	0.0975
Total Dividends			$0.3675

As set forth above, the quarterly dividend rate was increased in fiscal year 2010, and the Company currently expects to continue making dividend payments to shareholders.  The Company’s right to make dividend payments is subject to restrictions contained in the credit agreement to which the Company is a party.  The Company has never been prevented from making dividend payments under its past credit agreements or its current credit agreement and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 14, 2011 was 1,842.

On June 22, 2010, the Company’s Board of Directors approved a three-year, $250 million stock repurchase program.  Pursuant to the authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.

The Company repurchased 445,991 shares of its common stock, at an average price of $36.50 per share, and an aggregate cost of approximately $16.3 million during the fiscal year 2010.  As set forth in the table below, the Company repurchased 157,149 shares of its common stock during the fourth quarter of fiscal year 2010.  The average price for the shares repurchased in the fourth quarter was $39.89 with an aggregate cost of approximately $6.3 million.  The Company had a balance of $233,722,827 available to repurchase shares as of November 27, 2010.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)

Period	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan

August 29, 2010 through September 30, 2010	-	$-	-	$239,991,336
October 1, 2010 through October 31, 2010	-	$-	-	$239,991,336
November 1, 2010 through November 27, 2010	157,149	$39.89	157,149	$233,722,827
Total	157,149		157,149

5-Year Performance of the Company

The following Performance Graph compares the Company’s cumulative total return on its Common Stock for a five-year period (December 3, 2005 to November 27, 2010) with the cumulative total return of the S&P SmallCap 600 Index and the S&P 500 Industrial Machinery Index.

TOTAL RETURN TO SHAREHOLDERS

Comparison of Five-Year Cumulative Total Return Among the Company, S&P SmallCap 600 Index and
S&P 500 Industrial Machinery Index - Assumes Initial Investment of $100 and Reinvestment of All Dividends

Item 6. Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2010 Form 10-K.

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(Dollars in millions except per share data)

				2010 vs. 2009
	2010	2009	2008	$ Change	% Change

Net sales	$1,011.4	$907.7	$1,059.6	$103.7	11%

Cost of sales	673.0	628.4	719.7	44.6	7%

Gross profit	338.4	279.3	339.9	59.1	21%

Selling and administrative expenses	193.8	173.6	188.0	20.2	12%

Operating profit	144.6	105.7	151.9	38.9	37%

Other expense, net	(1.2)	(0.1)	(6.6)	(1.1)

Provision for income taxes	47.1	33.8	49.3	13.3	39%

Net earnings attributable to CLARCOR	96.1	71.5	95.7	24.6	34%

Average diluted shares	51.2	51.1	51.5	0.1	0%

Diluted earnings per share	$1.88	$1.40	$1.86	$0.48	34%

Percentages:

Gross margin. .	33.5%	30.8%	32.1%		2.7 pt

Selling and administrative percentage	19.2%	19.1%	17.7%		0.1 pt

Operating margin	14.3%	11.6%	14.3%		2.7 pt

Effective tax rate	32.8%	32.0%	33.9%		0.8 pt

Net earnings margin	9.5%	7.9%	9.0%		1.6 pt

Fiscal Year 2010 versus Fiscal Year 2009

Our fiscal year 2010 operating performance improved from fiscal year 2009 primarily due to a $103.7 million or 11% increase in net sales.  The incremental net sales allowed us to leverage our fixed manufacturing costs and increase our gross margin percentage to 33.5% from 30.8% in 2009.  The $103.7 million increase in net sales was the result of a $72.8 million increase at our Engine/Mobile Filtration segment and a $21.5 million increase at our Packaging segment.  The net sales increase at our Packaging segment includes a no-margin $4.6 million tooling and equipment sale to one of our customers.  Net sales at our Industrial/Environmental Filtration segment increased $9.4 million compared with fiscal year 2009 despite a $13.7 million decline in HVAC filter sales to 3M.

The increase in operating margin to 14.3% in fiscal year 2010 from 11.6% in fiscal year 2009 was primarily the result of the 2.7 point improvement in gross margin percentage.  This 2.7 point improvement was a result of the net sales increase and the associated leveraging of fixed manufacturing costs in addition to the cost benefits from the restructuring of our HVAC filter operations.  The 33.5% gross margin percentage in fiscal year 2010 was our highest annual gross margin percentage in almost twenty years.  Selling and administrative expenses in fiscal year 2010 as a percentage of net sales were consistent with fiscal year 2009 but increased $20.2 million primarily as a result of incremental employee compensation associated with our company-wide profit sharing program and additional legal expenses partially offset by a reduction in bad debt expense.

The 14.3% operating margin in fiscal year 2010 not only was 2.7 points greater than fiscal year 2009, but it was equivalent to the operating margin from fiscal year 2008 despite $48.2 million lower net sales.  We were able to generate a fiscal year 2010 operating margin equivalent to fiscal year 2008 despite lower net sales as a result of various cost efficiencies implemented in 2009 including the benefits of the aforementioned restructuring program at our HVAC filter operations.  As a result of this improved operating performance, diluted earnings per share of $1.88 in fiscal year 2010 was 34% greater than diluted earnings per share of $1.40 in fiscal year 2009 and $0.02 greater than diluted earnings per share of $1.86 in fiscal year 2008.

Fiscal Year 2009 versus Fiscal Year 2008

Fiscal year 2009 was a challenging year as we were significantly impacted by the global economic recession.  Our net sales declined $151.9 million or 14% from fiscal year 2008.  This sales reduction and the resulting under-absorption of fixed manufacturing costs was the primary reason for our reduced operating profit which declined 30% or $46.2 million from fiscal year 2008.  The negative impact of lower net sales was offset in part by three significant cost items in fiscal year 2009 compared with fiscal year 2008: lower material costs, reduced discretionary spending and the benefits from HVAC filter operations restructuring program.

We realized an approximate  $11.0 million benefit from the reduction of material costs in fiscal year 2009 compared with fiscal year 2008.  This reduction was driven by lower commodity pricing primarily in steel, filter media and adhesives.  In addition, we initiated several projects in fiscal year 2009 which removed material cost from our products without compromising the quality of the product to the end customer.

Due to the challenging economic environment in fiscal year 2009, we established several cost initiatives including headcount reductions, wage freezes and significant cuts in discretionary spending including travel and outside professional services.  As a result of these cost initiatives, we were able to reduce our selling and administrative expenses by $14.4 million from fiscal year 2008.  Despite this focus on lower costs, we did not sacrifice spending on future growth initiatives including our sales force, customer service or product development.

We largely completed our restructuring program at our HVAC filter operations in fiscal year 2009.  At the beginning of fiscal year 2009, we completed the consolidation of two manufacturing operations, one distribution facility and one office location into one facility in Indiana.  As a result of this consolidation and the full year benefits of facilities closed in fiscal year 2008, we recognized approximately $4.0 million in fixed cost savings in fiscal year 2009 compared to fiscal year 2008.  These fixed cost savings were offset in part by a $1.2 million impairment charge recognized on a HVAC facility in North Carolina which we closed in fiscal year 2008.

Other Items

Other significant items impacting the comparison between the years presented are as follows:

•	Acquisitions

We completed no acquisitions in fiscal year 2010 and six acquisitions in fiscal year 2009.  The net sales and operating profit impact of these six acquisitions for comparisons between fiscal years 2008, 2009 and 2010 was not significant.  At the beginning of fiscal year 2008, we completed the acquisition of Perry Equipment Corporation (“Peco”), a manufacturer of engineered filtration products and technologies primarily in the natural gas industry.  The purchase price was $145.8 million, excluding cash acquired.  Net sales and operating profit results from the Peco acquisition are included in all fiscal years presented.

•	Foreign exchange

The average exchange rate for foreign currencies in which we transact business was higher in fiscal year 2010 compared with fiscal year 2009.  As a result, the U.S. dollar value of our net sales in fiscal year 2010 was positively influenced by $6.6 million and operating profit by $1.7 million.  Weaker foreign currencies negatively impacted our translated fiscal year 2009 results compared with fiscal year 2008.  As a result, the U.S. dollar value of net sales in 2009 declined $24.8 million and operating profit declined $2.7 million.

•	Other income (expense)

Interest expense

Interest expense declined $1.6 million in fiscal year 2010 compared to fiscal year 2009.  $1.1 million of this decrease was due to the impact of a mark-to-market adjustment on an interest rate swap agreement in 2009.  The remaining $0.5 million decline primarily resulted from lower interest expense on our line of credit driven by a lower average interest rate (0.6% in fiscal year 2010 and 0.8% in fiscal year 2009) and lower average outstanding balances ($7.9 million in fiscal year 2010 and $61.3 million in fiscal 2009).

Interest expense declined $4.4 million in fiscal year 2009 compared to fiscal year 2008.  Debt had increased in 2008 due to the Peco acquisition.  $2.8 million of this decrease was driven by lower interest expense on our line of credit driven by both a lower average interest rate (0.8% in fiscal year 2009 and 3.7% in fiscal year 2008) and lower average outstanding balances ($61.3 million in fiscal year 2009 and $90.4 million in fiscal year 2008).  In addition, the $1.1 million mark-to-market adjustment on the interest rate swap in fiscal year 2009 was $1.3 million lower than the adjustment in fiscal year 2008.

Foreign currency gains and losses

Changes in foreign currency transaction gains and losses negatively impacted other income (expense) by $1.9 million in fiscal year 2010 versus fiscal year 2009.  We recognized a foreign currency loss of $0.7 million in fiscal year 2010 from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currency. As most foreign currencies strengthened against the U.S. dollar throughout fiscal year 2009, we recognized approximately $1.2 million of foreign currency gains in fiscal year 2009 mostly related to the translation of U.S. dollar denominated intercompany debt at our non-U.S. subsidiaries.  Most of this U.S. dollar denominated intercompany debt was repaid by the first quarter of fiscal year 2010.

Changes in foreign currency transaction gains and losses contributed a positive $2.7 million change in other income (expense) in fiscal year 2009 compared to fiscal year 2008.  As previously mentioned, we recognized $1.2 million of foreign currency gains in fiscal year 2009.  The weakening of foreign currencies against the U.S. dollar generated $1.5 million of foreign currency losses in fiscal year 2008.

•	Provision for income taxes

The effective tax rate in fiscal year 2010 was 32.8% compared with 32.0% in fiscal year 2009.  This increase in the effective tax rate was primarily driven by the expiration of the research and development tax credit in fiscal year 2010.

The effective tax rate in fiscal year 2009 was 32.0% compared with 33.9% in fiscal year 2008.  This reduction was driven by a higher mix of taxable income in foreign operations with lower tax rates than in the U.S.

•	Shares outstanding

Average diluted shares remained relatively flat in fiscal year 2010 compared with fiscal year 2009.  Average diluted shares climbed 0.1 million due to an increase in the dilutive impact of our outstanding stock options.  This higher dilutive impact resulted from the higher average share price in fiscal year 2010.  This increase in average diluted shares was offset by a 0.2 million share reduction in average basic shares outstanding.  Average basic shares declined from fiscal year 2009 due to our share repurchases in both 2009 and 2010 offset by additional shares issued from the exercise of stock options.

Average diluted shares outstanding declined 0.4 million in fiscal year 2009 compared to fiscal year 2008.  This reduction was driven almost entirely by the lower dilution from our outstanding stock options and restricted share units.  Average basic shares outstanding remained consistent from 2008 to 2009.

SEGMENT ANALYSIS

(Dollars in millions)	2010	% Total	2009	% Total	2008	% Total

Net sales:
Engine/Mobile Filtration	$446.1	44%	$373.3	41%	$439.0	42%
Industrial/Environmental Filtration	470.4	47%	461.0	51%	543.1	51%
Packaging	94.9	9%	73.4	8%	77.5	7%
	$1,011.4	100%	$907.7	100%	$1,059.6	100%

Operating profit:
Engine/Mobile Filtration	$92.2	64%	$75.2	71%	$99.4	65%
Industrial/Environmental Filtration	43.5	30%	24.7	23%	45.8	30%
Packaging	8.9	6%	5.8	6%	6.7	5%
	$144.6	100%	$105.7	100%	$151.9	100%

Operating margin:
Engine/Mobile Filtration	20.7%		20.1%		22.6%
Industrial/Environmental Filtration	9.3%		5.4%		8.4%
Packaging	9.4%		7.9%		8.6%
	14.3%		11.6%		14.3%

Net sales, operating profit and operating margin increased for each of our segments in fiscal year 2010 compared with fiscal year 2009.  Net sales for both the Engine/Mobile Filtration and Packaging segments increased significantly from fiscal year 2009.  The 20% growth in our Engine/Mobile/Filtration segment was due to stronger heavy-duty engine filter demand in the U.S. and continued growth internationally.  The 29% growth in our Packaging segment was a result of increased sales of our smokeless tobacco metal lids in addition to a no margin $4.6 million equipment and tooling sale to one of our customers.  Although we recognized only moderate 2% net sales growth at our Industrial/Environmental Filtration segment, operating margin improved 3.9 points to 9.3%.  This improvement was the result of various cost efficiencies but mainly those from the restructuring at our HVAC filter operations.

Net sales, operating profit and operating margin declined for each of our segments in fiscal year 2009 compared with fiscal year 2008.  Net sales were down approximately 15% at both our Engine/Mobile Filtration and Industrial/Environmental Filtration segments and 5% at our Packaging segment.  In general, this reduction in net sales, due to a decline in global economic conditions, was the primary reason for the lower operating profit and margin at each of our segments.

Engine/Mobile Filtration Segment

(Dollars in millions)				2010 v 2009		2009 v 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change

Net sales	$446.1	$373.3	$439.0	$72.8	20%	$(65.7)	-15%

Operating profit	92.2	75.2	99.4	17.0	23%	(24.2)	-24%

Operating margin	20.7%	20.1%	22.6%		0.6 pt		-2.5 pt

Our Engine/Mobile Filtration segment primarily sells after-market filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market in this segment includes engine filters, for heavy-duty trucks, produced at our Baldwin business unit.

Fiscal Year 2010 versus Fiscal Year 2009

The net sales increases for our Engine/Mobile Filtration segment for fiscal year 2010 compared with fiscal year 2009 are detailed in the following table:

(Dollars in millions)	Net Sales

2009	$373.3

U.S. sales	36.8
Foreign sales (including export)	30.0
Foreign exchange	6.0
Net increase	72.8

2010	$446.1

The net increase in U.S. sales for the Engine/Mobile Filtration segment in fiscal year 2010 as compared with fiscal year 2009 is detailed as follows:

(Dollars in millions)

Heavy-duty engine filters	$33.7
Locomotive filters	3.1

Net increase in U.S. sales	$36.8

Our sales of heavy-duty engine filters in the U.S. have been positively influenced by continued strength in the U.S. trucking industry.  Through November 2010, heavy-duty truck tonnage in the U.S. was approximately 6.0% higher compared with the same period in 2009.  In addition, truck tonnage continues to trend upwards as average U.S. truck tonnage in our fiscal fourth quarter 2010 exceeded our fiscal third quarter 2010 by approximately 1.0%.  Our U.S. sales of railroad filtration products have increased slightly, but we anticipate activity to improve in fiscal 2011.  As an indicator of the recovery in U.S. rail activity, through October 2010 approximately 130,000 freight cars have been removed from storage since the end of 2009.  Additional cars have been removed from storage for sixteen consecutive months.

Net sales (adjusted for changes in foreign currency) outside the U.S. increased $30.0 million in fiscal year 2010 from fiscal year 2009.  This net sales increase was spread throughout our diverse international markets.  However, approximately $12.0 million of this increase in fiscal year 2010 was from sales in China which have been positively impacted by our continued market penetration in first fit heavy-duty engine filter sales.

The increase in operating profit for the Engine/Mobile Filtration segment compared to fiscal year 2009 was driven by the increase in heavy-duty engine filter sales.  For fiscal year 2010, selling and administrative expenses were approximately $18.5 million higher than fiscal year 2009.  The increase in selling and administrative expenses was the result of higher payments under our company-wide profit sharing program and incremental legal expenses.  We estimate that the change in average foreign exchange rates from fiscal year 2009 to fiscal year 2010 positively influenced the translated U.S. dollar value of fiscal year 2010 operating profit by $1.6 million.

Fiscal Year 2009 versus Fiscal Year 2008

The net sales decrease for our Engine/Mobile Filtration segment for fiscal year 2009 compared with fiscal year 2008 is detailed in the following table:

(Dollars in millions)	Net Sales

2008	$439.0

U.S. sales	(39.2)
Foreign sales (including export)	(14.2)
Foreign exchange	(12.3)
Net decrease	(65.7)

2009	$373.3

The net decrease in U.S. sales for the Engine/Mobile Filtration segment in fiscal year 2009 as compared to fiscal year 2008 is detailed as follows:

(Dollars in millions)

Heavy-duty engine filters	$(33.5)
Locomotive filters	(5.7)

Net decrease in U.S. sales	$(39.2)

The $39.2 million decline in U.S. sales was the result of lower demand from our heavy-duty truck and locomotive customers.  Truck tonnage in the U.S. declined approximately 11.0% from fiscal year 2008 to fiscal year 2009, and locomotive car loadings in North America declined approximately 20.0%.  The $14.2 million reduction in sales to customers outside the U.S. was driven by an approximate $7.0 million decline at our subsidiary in the United Kingdom.  This subsidiary lost a major customer at the end of 2008 and was also significantly impacted by the downturn in the power generation market.  The remainder of the decrease in non-U.S. sales was spread throughout our remaining foreign subsidiaries.  Each of our major foreign locations had lower net sales in 2009 compared with 2008 with the exception of our South Africa subsidiary which was flat year-over-year.

Operating profit for our Engine/Mobile Filtration segment declined $24.2 million or 24% from fiscal year 2008 to fiscal year 2009.  In general, the $24.2 million reduction in operating profit was primarily driven by the $65.7 million reduction in net sales and the resulting under-absorption of fixed manufacturing costs world-wide.  The negative impact of this net sales reduction was offset in part by reduced material cost and a $10.0 million reduction in selling and administrative expenses driven by headcount reductions and limits on discretionary spending such as travel and outside professional services.  The change in average foreign exchange rates from 2008 to 2009 negatively impacted the translated U.S. dollar value of operating profit by approximately $1.4 million.

Industrial/Environmental Filtration Segment

(Dollars in millions)				2010 v 2009		2009 v 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change

Net sales	$470.4	$461.0	$543.1	$9.4	2%	$(82.1)	-15%

Operating profit	43.5	24.7	45.8	18.8	76%	(21.1)	-46%

Operating margin	9.3%	5.4%	8.4%		3.9 pt		-3.0 pt

Our Industrial/Environmental Filtration segment sells a large variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and replacement filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

Fiscal Year 2010 versus Fiscal Year 2009

The net sales increase for our Industrial/Environmental Filtration segment for fiscal year 2010 compared to fiscal year 2009 is detailed in the following table:

(Dollars in millions)	Net Sales

2009	$461.0

U.S. sales	10.2
Foreign sales (including export)	(1.4)
Foreign exchange	0.6
Net increase	9.4

2010	$470.4

The net increase in U.S. sales for the Industrial/Environmental Filtration segment in fiscal year 2010 as compared to fiscal year 2009 is detailed as follows:

(Dollars in millions)

HVAC filters - 3M	$(13.7)
HVAC filters - retail trial	(3.6)
HVAC filters - commercial and industrial	9.8
Filter sales through Total Filtration Services ("TFS")	7.2
Aerospace, oil drilling and other industrial filters	6.3
Natural gas - vessels and aftermarket filters	2.0
Aviation - vessels and aftermarket filters	1.2
Other	1.0

Net increase in U.S. sales	$10.2

•
In the third quarter of fiscal year 2009, we were informed by 3M that it would no longer be purchasing HVAC filters from us.  Accordingly, we had no HVAC filter sales to 3M in fiscal year 2010.  In fiscal year 2009, we sold $3.6 million of our high-end Purolator® brand HVAC residential filters to a large retail store chain on a trial basis.  These sales did not repeat in fiscal year 2010, creating a negative variance in our year-over-year comparisons.  We continue to seek additional opportunities to penetrate the residential HVAC filter retail market.  The remaining increase in HVAC filter sales in the U.S. in fiscal year 2010 was primarily due to the year-over-year improvement in general economic conditions driving growth in commercial and industrial applications.

•
The increase in U.S. net sales in fiscal year 2010 at TFS was the result of increased filter sales to the automotive and other industrial markets including chemical, metals and power generation.  Filter sales to the automotive industry increased $2.3 million in fiscal year 2010 compared with fiscal year 2009 as the automotive industry began to recover from the economic downturn in 2009.  These automotive industry sales were primarily air filters used in manufacturing and other facilities.

•
The increase in fiscal year 2010 U.S. sales to the aerospace, oil drilling and other industrial markets was driven in part by additional Parts Manufacturer Approvals (“PMAs”) from commercial aerospace customers and as a result of improved general economic conditions which supported net sales increases notably in the wire mesh filter and other industrial markets.

•
Net sales in the U.S. natural gas market increased slightly in fiscal year 2010 compared with fiscal year 2009 due to an increase in replacement filter sales offset by a similar reduction in vessel sales.  The increase in replacement filter sales was driven by a focused effort to build our market share in this segment.  The reduction in natural gas vessel sales was due to the lower price of natural gas and the related decrease in construction of new natural gas pipelines in fiscal year 2010 compared with fiscal year 2009.

•	The increase in U.S. aviation net sales in fiscal year 2010 was primarily the result of a large military aviation aftermarket filter sale consummated in the third quarter of fiscal year 2010.

The decline in foreign sales for fiscal year 2010 was driven by a reduction in European sales primarily in Spain and Germany.  The reduction in Spain was caused by a reduction in military aviation orders, and the reduction in Germany was caused by several large system orders consummated in fiscal year 2009 that did not repeat in fiscal year 2010.  In addition, a decline in natural gas vessel sales in Canada due to the lower price of natural gas contributed to the reduction in foreign sales in fiscal year 2010.  These foreign sales reductions were partially offset by an increase in filter sales to the oil drilling market primarily in Asia.

The increase in operating profit and margin at our Industrial/Environmental Filtration segment was the result of the continued improved operating results at our HVAC filter operations (including TFS) where operating profit increased in fiscal year 2010 compared with fiscal year 2009.  Despite lower overall HVAC filter sales in fiscal year 2010 primarily from the loss of 3M sales, operating profit increased due to the benefits of our restructuring program which was substantially completed in fiscal year 2009, lower material costs driven by lower commodity prices and improved material efficiency and lower selling and administrative expenses.  Driven by stronger sales, operating profit in our aerospace, oil drilling and other industrial markets increased in fiscal year 2010 compared with fiscal year 2009.  The operating profit at the remaining Industrial/Environmental Filtration segment markets, including aviation and natural gas, increased in fiscal year 2010 compared with fiscal year 2009.  The operating margin increase of 3.9 points for fiscal year 2010 was primarily influenced by the restructuring efforts at our HVAC operations, lower material costs and a higher mix of aftermarket filters (which have higher operating margins than vessels) sold in our natural gas, aviation and marine markets.  We estimate that the change in average foreign exchange rates from fiscal year 2009 to fiscal year 2010 positively impacted operating profit by $0.1 million.

Fiscal Year 2009 versus Fiscal Year 2008

The net sales decrease for our Industrial/Environmental Filtration segment for fiscal year 2009 compared to fiscal year 2008 is detailed in the following table:

(Dollars in millions)	Net Sales

2008	$543.1

U.S. sales	(47.3)
Foreign sales (including export)	(22.3)
Foreign exchange	(12.5)
Net decrease	(82.1)

2009	$461.0

The net decrease in U.S. sales for the Industrial/Environmental Filtration segment in fiscal year 2009 as compared to fiscal year 2008 is detailed as follows:

(Dollars in millions)

Aerospace, oil drilling and other industrial filters	$(25.6)
Filter sales through Total Filtration Services ("TFS")	(13.0)
HVAC filters - 3M	(7.8)
HVAC filters - commercial and industrial	(3.8)
HVAC filters - retail trial	3.6
Natural gas - vessels and aftermarket filters	1.0
Aviation - vessels and aftermarket filters	0.9
Other	(2.6)

Net decrease in U.S. sales	$(47.3)

•
The decrease in fiscal year 2009 U.S. sales to the aerospace, oil drilling and other industrial markets was primarily driven by a $16.5 million reduction in filter sales to the oil and gas industry as off-shore drilling activity declined with lower oil prices.  The remaining decrease in sales to the aerospace and other industrial markets was driven by the general decline in economic activity.

•
The decrease in U.S. net sales in fiscal year 2009 at TFS was primarily the result of lower filter sales to the automotive market, which declined $11.0 million in fiscal year 2009 compared with fiscal year 2008.  These filters were primarily air filters used in automotive manufacturing and other facilities.

•
The decrease in HVAC filters was driven by a reduction in air filter sales to 3M.  We had supplied HVAC filters to 3M for many years although our annual sales had been declining for years as 3M moved production into its Mexican manufacturing facility.  In the third quarter of fiscal year 2009, we were informed by 3M that it would no longer be purchasing HVAC filters from us.  The lost sales in the fourth quarter in addition to generally lower demand from 3M in the prior three quarters contributed to the $7.8 million reduction from  2008.  As an offset to this reduction in U.S. sales in fiscal year 2009, we sold $3.6 million of our high-end Purolator® brand HVAC residential filters to a large retail store chain on a trial basis.

•
Sales of natural gas vessels and aftermarket filters increased slightly due to the carryover of strong vessel orders in the first half of fiscal year 2009 from the historically high natural gas prices in fiscal year 2008.  In addition, we continued our focus on growing our market share in natural gas aftermarket filters.

The reduction in foreign sales from fiscal year 2008 to fiscal year 2009 was driven by a $10.0 million decrease in foreign export sales of our natural gas vessels produced at our North American manufacturing facilities.  Approximately $8.0 million of this $10.0 million decline was related to 2008 shipments to India, Africa and the Middle East which did not recur in 2009.  The remainder of the decline in foreign sales was due to an approximate $5.7 million reduction in dust collector sales in Europe.

In general, the reduction in operating profit in fiscal year 2009 compared with fiscal year 2008 was driven by the significant reduction in net sales and the resulting under-absorption of fixed manufacturing costs world-wide, including a $10.1 million operating profit decline at our oil drilling filtration business which was significantly impacted by reduced offshore drilling activity.  The negative impact of the significant sales decline was offset in part by a $9.5 million reduction in selling and administrative expenses.  In addition, the near completion of our restructuring program at our HVAC operations reduced fixed manufacturing costs by approximately $4.0 million in fiscal year 2009.  The change in average foreign exchange rates from fiscal year 2008 to fiscal year 2009 negatively impacted the translated U.S. dollar value of operating profit by approximately $1.3 million.

Packaging Segment

(Dollars in millions)				2010 v 2009		2009 v 2008
	2010	2009	2008	$ Change	% Change	$ Change	% Change

Net sales	$94.9	$73.4	$77.5	$21.5	29%	$(4.1)	-5%

Operating profit	8.9	5.8	6.7	3.1	53%	(0.9)	-13%

Operating margin	9.4%	7.9%	8.6%		1.5 pt		-0.7 pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

The increase in net sales at our Packaging segment in fiscal year 2010 includes a no-margin $4.6 million equipment and tooling sale to one of our customers in the second quarter.  The remaining net sales increase for fiscal year 2010 was primarily the result of additional sales from smokeless tobacco packaging and decorated flat sheet metal.  Operating profit in fiscal year 2010 increased from fiscal year 2009 primarily due to the incremental profit from the increase in net sales.  Less than 5% of sales in this segment are outside the U.S.

The decrease in net sales from fiscal year 2008 to fiscal year 2009 was driven by a $10.7 million reduction in the confectionary, film, health and beauty and pharmaceutical markets offset in part by $7.0 million increase in net sales from smokeless tobacco packaging and decorated flat sheet metal.  The reduction in operating profit from fiscal year 2008 to fiscal year 2009 was driven by the reduction in sales but was offset in part by savings resulting from cost initiatives to reduce direct labor and manufacturing overhead.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position remains strong with adequate cash resources and sufficient borrowing capacity under our line of credit.  In the first quarter of 2008, we entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which we may borrow up to $250.0 million under a selection of currencies and rate formulas.  We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under the Credit Facility.  At our election the interest rate is based upon either a defined base rate or the London Interbank Offered Rate (“LIBOR”) interest rate plus or minus applicable margins.  At the end of each fiscal year 2010 and 2009, the LIBOR interest rate on our Credit Facility including margin was 0.6%.  At November 27, 2010 there were no amounts outstanding on the Credit Facility.  However, we had $16.0 million outstanding on a $75.0 million letter of credit subline.  Accordingly, we had approximately $234.0 million available for further borrowing at the end of fiscal year 2010.

Cash and cash equivalents, restricted cash and short-term investments increased $25.5 million to $117.7 million at the end of fiscal year 2010 from $92.2 million at the end of fiscal year 2009.  Of the $117.7 million of cash at year-end, $63.1 million was located at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense.  Cash and cash equivalents are held by financial institutions throughout the world. The Company invests in financially strong institutions and limits the amount of credit exposure to any one institution.  We regularly review the credit worthiness of these institutions and believe our funds at these institutions are not at significant risk.  The current ratio of 3.2 at the end of fiscal year 2010 was comparable with the current ratio of 3.4 at the end of year-end 2009.

Total long-term debt of $17.5 million at November 27, 2010 included $15.8 million outstanding on industrial revenue bonds and $1.6 million of other long-term debt.  At the end of fiscal years 2010 and 2009 we were in compliance with all financial covenants as included in our Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 2.3% at the end of fiscal year 2010 compared to 7.0% at the end of fiscal year 2009.

We had 50.3 million shares of common stock outstanding at the end of fiscal year 2010 compared to 50.4 million outstanding at the end of fiscal year 2009.  The 0.1 million decrease in outstanding shares was driven by our repurchase of 0.5 million shares in the third and fourth quarters of fiscal year 2010 offset in part by the issuance of 0.4 million shares in conjunction with incentive plans.  Shareholders’ equity increased to $757.5 million at the end of fiscal year 2010 from $688.5 million at the end of fiscal year 2009.  This $69.0 million increase was driven by additional net earnings of $96.3 million, stock and stock compensation expense pursuant to incentive plans of $12.9 million and pension and other postretirement benefits adjustments of $2.2 million offset by dividend payments of $20.1 million, our repurchase of common stock of $16.3 million, currency translation adjustments of $5.1 million and changes in noncontrolling interest ownership and other of $0.9 million.

Net cash provided by operating activities increased $28.9 million in fiscal year 2010 to $142.3 million.  This increase was driven by a $24.0 million increase in net earnings adjusted for non-cash items and $57.1 million of cash generated from changes in short-term investments offset by $52.2 million of additional cash required for additional working capital to support our higher net sales levels.  Net cash provided by operating activities increased $6.3 million to $113.4 million in fiscal year 2009 from $107.1 million in fiscal year 2008.  This $6.3 million increase was driven by $28.6 million of additional cash generated from changes in working capital offset by lower earnings adjusted for non-cash items of $22.3 million.  The $28.6 million of additional cash generated from changes in working capital was significantly impacted by the $45.8 million of cash generated from a reduction in accounts receivable which declined as a result of lower net sales.  This cash generated was offset in part by $22.5 million of additional cash invested in short-term investments.  Our 2009 inventory levels did not decline significantly with lower net sales based upon our strategic decision to maintain high customer fill rates.

Net cash used in investing activities declined $8.9 million in fiscal year 2010 compared with fiscal year 2009.  This reduction was primarily the result of a reduction in cash used for business acquisitions of $7.3 million.  We used $7.3 million of cash in fiscal year 2009 for several smaller acquisitions while we completed no acquisitions in fiscal year 2010.  Net cash used in investing activities decreased $79.3 million to $29.6 million in fiscal year 2009 compared to $108.9 million in fiscal year 2008.  This decrease was driven by a $67.6 million reduction in cash used for business acquisitions.  The $74.9 million invested in business acquisitions in 2008 was primarily related to our acquisition of Peco.  The $7.3 million invested in business acquisitions in 2009 was driven by several smaller acquisitions.  In addition to reduced investment for business acquisitions, we used $13.2 million less cash for additions to plant assets in fiscal year 2009 compared to fiscal year 2008.  This reduction was primarily related to lower spending for the restructuring of our HVAC operations of approximately $7.0 million.

Net cash used in financing activities decreased $7.5 million in fiscal year 2010 compared with fiscal year 2009.  The $62.5 million cash used in financing activities in fiscal year 2010 was driven by payments of $35.0 million on our Credit Facility, $20.1 million for dividends and $16.3 million for our repurchase of common stock.  These cash outflows were offset in part by $7.3 million received for the issuance of stock pursuant to employee incentive plans.  The $70.0 million cash used in financing activities in fiscal year 2009 was driven by payments of $40.0 million on our Credit Facility, $19.8 million for our repurchase of common stock, $18.7 million for dividends and $4.6 million for the acquisition of non-controlling interests for several entities in China.  These cash outflows were offset by proceeds of $8.4 million from the re-issuance of an industrial revenue bond and $3.6 million from the issuance of stock pursuant to employee incentive plans.  Net cash used in financing activities increased $86.2 million in fiscal year 2009 compared with fiscal year 2008.  The $16.2 million cash provided by financing activities in 2008 was driven by proceeds of $75.0 million from our Credit Facility primarily to finance the Peco acquisition and $8.9 million from the issuance of stock pursuant to incentive plans.  These cash proceeds were offset by payments of $37.3 million for the repurchase of stock, $16.8 million for dividends and $16.1 million for payments on an industrial revenue bond.

On December 29, 2010, the Company acquired all of the outstanding equity interests in TransWeb, a privately-owned manufacturer and supplier of media used in a variety of end-market applications, including respirators and HVAC filters.  The base purchase price to acquire TransWeb was approximately $29 million, excluding cash acquired, plus a potential earn-out payable to one of the former owners.  Of the base purchase price, the Company withheld $17 million pending resolution of certain patent litigation described in Item 3 of this annual report, which funds may be used by the Company in connection with the same.  The Company paid the balance of the purchase price with available cash.

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

We will also continue to assess repurchases of our common stock.  In June 2010, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period.  This authorization replaced our previous $250.0 million share repurchase program that expired in June 2010.  During fiscal year 2010, we repurchased and retired 0.5 million shares of our common stock for $16.3 million.  During 2009, we repurchased and retired 0.7 million shares of our common stock for $19.8 million.  At the end of fiscal year 2010, there was approximately $233.7 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

The following table summarizes our current fixed cash obligations as of the end of fiscal year 2010 for the years indicated:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Pension plan and other post-retirement contributions	$70.8	$18.1	$33.4	$14.3	$5.0
Operating leases	44.6	10.0	15.0	9.5	10.1
Long-term debt (excluding line of credit)	17.4	0.1	1.5	-	15.8
Interest on long-term debt (excluding line of credit)	1.2	0.2	0.2	0.1	0.7
Payments for acquisitions	0.2	0.1	0.1	-	-
Investment in affiliate	0.2	0.2	-	-	-

Total	$134.4	$28.7	$50.2	$23.9	$31.6

Anticipated payments pursuant to our pension plans and for other post-retirement benefits are based upon the assumption that we make the minimum required contributions and also make additional contributions to maintain a funded percentage of at least 80% for each plan.  Future estimates of our pension plan contributions may change significantly depending upon the actual rate of return on plan assets, discount rates and regulatory requirements.

Interest payments on our variable rate debt in the table above are determined based upon current interest rates as of the end of fiscal year 2010 and assume that no additional borrowings or payments will be made on our Credit Facility during the periods presented.

At the end of fiscal year 2010, our liability for uncertain income tax provisions was $1.8 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

From time to time, we use derivative financial instruments to mitigate our exposure to certain market risks.  However, by using derivative financial instruments, we are exposed to credit risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk.  We minimize this credit risk by entering into transactions with counterparties which we believe have the financial resources to meet their obligations.  We did not hold any derivative financial instruments at November 27, 2010.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements.  We had no variable interest entity or special purpose entity agreements during 2010 or 2009.

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

While the estimates and judgments associated with the application of these critical accounting policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following lists the most critical accounting estimates used in preparing the consolidated financial statements which require us to use significant judgment and estimates of amounts that are inherently uncertain:

•
Goodwill and Indefinite-lived Intangible Assets – We annually review goodwill and indefinite-lived intangible assets for impairment.  These reviews of fair value involve judgment and estimates of discount rates, terminal values, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions.  All goodwill and intangibles are allocated to the reporting unit component at the time of acquisition.  We have determined that the reporting unit components meet the criteria for aggregation into five reporting units.  These reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods.  In performing our impairment reviews, we estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows.  For our indefinite-lived intangibles, we performed annual impairment tests using the relief-from-royalty method to determine the fair value of our trademarks and trade names.  We further analyzed various discount rates, transaction and capital market multiples and cash flows for aggregated reporting units to assess the reasonableness of our estimates and assumptions.  We believe our valuation techniques and assumptions are reasonable for this purpose.  We have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets.  Based upon our analysis at November 27, 2010, the estimated fair value for each of our reporting units exceeded its carrying value by at least approximately 35%.  The weighted average excess of fair value over carrying value of all our reporting units was approximately 230%.

•
Allowance for Losses on Accounts Receivable – Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which we sell and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends.  Our concentration of risk is also monitored and at the end of fiscal year 2010, the largest outstanding customer account balance was $6.9 million and the five largest account balances totaled $21.1 million.  The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations.

•
Pensions – Our pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation.  The discount rate used for each plan was based on the Citigroup Pension Discount Curve.  The projected benefit payments in each year were discounted using the appropriate spot rate from the curve.  For each plan, a single discount rate was determined that produced the same total discounted value.  That rate, rounded to 25 basis points, was the discount rate selected for the plan.  The 5.25% discount rate used for the qualified plans for U.S. employees was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits.  The 7.5% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.  The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the qualified plan.  The mortality table for the qualified plans is determined based on the actuarial table that is most reflective of the expected mortality of the plan participants.  The mortality table adopted (RP 2000 Projected) was developed for pension plans by a Society of Actuaries study.  The mortality table used for the nonqualified pension plan is specified by the plan agreement.  The assumptions are similarly determined for each pension obligation.  Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation.

In 2011, a reduction in the expected return on plan assets of 0.25% would result in additional expense in fiscal 2011 of approximately $0.2 million, while a reduction in the discount rate of 0.25% would have resulted in additional expense of approximately $0.3 million for our qualified defined benefit pension plans for U.S. covered employees.  Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.  The unrecognized net actuarial loss of $60.7 million at year-end 2010 is due primarily to prior changes in assumptions related to discount rates and expected compared to actual asset returns.  This actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans.  See Note I to the Consolidated Financial Statements.

•
Income Taxes – We are required to estimate and record income taxes payable for each of the U.S. and international jurisdictions in which we operate.  This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book which result in deferred tax assets and liabilities.  In addition, accruals are also estimated for federal, state and international tax transactions for which deductibility is subject to interpretation.  Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses.  Reserves are also estimated for uncertain tax positions that are currently unresolved.  We routinely monitor the potential impact of such situations and believe that it is properly reserved.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amended its subsequent events guidance issued in May 2009.  This guidance eliminated the requirement for an SEC filer to disclose the date through which subsequent events were evaluated and refined the scope of the disclosure requirement for reissued financial statements.  The impact of adopting this guidance affected disclosures in the Consolidated Financial Statements.

In January 2010, the FASB issued guidance related to fair value measurements (see Note E to the Notes to Consolidated Financial Statements) requiring new disclosures regarding transfers in and out of Level 1 and 2 and requiring the gross presentation of activity within Level 3.  The guidance also clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  Additionally, the guidance includes conforming amendments to employers’ disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 (except for the disclosure of activity within Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years).  The impact of adopting this guidance resulted in additional disclosures in the Consolidated Financial Statements.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year, although early adoption is permitted.  The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The impact of adopting this guidance on December 1, 2010 will not be material to the Consolidated Financial Statements.

In December 2008, the FASB expanded the required disclosures for pension and other postretirement plans by requiring disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentration of risk.  Additionally, an employer is required to disclose information about the valuation of plan assets.  The impact of adopting this guidance on November 30, 2010 affected the disclosures in the Consolidated Financial Statements.

In June 2008, the FASB issued guidance that requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock unit awards discussed in Note N to the Notes to Consolidated Financial Statements qualify as participating securities under this guidance.  The impact of adopting this guidance on December 1, 2009 was not material to the Consolidated Financial Statements.

In December 2007, the FASB issued guidance affecting the accounting for businesses acquired, the presentation of noncontrolling interests, previously called minority interests, and requiring that assets acquired or liabilities assumed in a business combination and arising from a contingency be recognized at fair value at the acquisition date if the acquisition date fair value can be determined during the measurement period.  The Company adopted this guidance on December 1, 2009.  The guidance dealing with noncontrolling interests was retroactively applied to all prior period information for presentation and disclosure requirements and resulted in the reclassification of certain prior year amounts.  For all periods presented, noncontrolling interests are classified in the Consolidated Balance Sheets as either a separate component of shareholders’ equity or as redeemable noncontrolling interests.  Net earnings attributable to CLARCOR and the noncontrolling interests are reflected in the Consolidated Statements of Earnings.  Payments for the acquisition of noncontrolling interests in entities of which the Company did not previously have control are included in investing activities in the Consolidated Statements of Cash Flows.  Payments for acquisitions of noncontrolling interest in entities of which the Company did have previous control are treated as equity transactions and are included in financing activities in the Consolidated Statements of Cash Flows.  Prior to the adoption of this guidance, payments related to controlled entities were included in investing activities.

Outlook

We expect to build upon our 2010 success in fiscal year 2011.  We will focus on the continued growth of our top-line through the introduction of innovative products while leveraging our technology capabilities, including media development.  In addition, we will continue to expand our geographical presence in developing markets, notably China and the rest of Asia—where we expect to grow sales in excess of 30% next year.  Moreover, consistent with our continuous improvement culture, we will continue to focus on reducing costs while optimizing process efficiencies.

We expect to generate diluted earnings per share in the range of $2.10 to $2.25 in fiscal year 2011.  Anticipated sales growth and operating margin by segment and on a consolidated basis in 2011 (which includes a 53rd week) are as follows:

	2011 Estimated Sales Growth	2011 Estimated Operating Margin

Engine/Mobile Filtration	9.0% to 11.0%	20.0% to 22.0%
Industrial/Environmental Filtration	10.0% to 12.0%	10.0% to 11.0%
Packaging	-9.0% to -7.0%	8.0% to 9.0%
CLARCOR	8.0% to 10.0%	14.5% to 15.5%

We expect 2011 cash from operations will be between $120 and $130 million, capital expenditures will be between $30 and $40 million and our effective tax rate will range between 32% and 33%.

Engine/Mobile Filtration

We expect continued solid growth in this segment in 2011, primarily from sales of heavy-duty engine filters in both U.S. and international markets—notably China and the rest of Asia.  Although we anticipate stronger growth internationally, our domestic sales are targeted to grow in excess of 6% in 2011.  Achieving this domestic growth is dependent upon the continued expansion of the U.S. economy and the related increase in truck tonnage in 2011.

Industrial/Environmental Filtration

We project 2011 operating margin in this segment will exceed our long-stated goal of 10.0%.  We expect that continued cost improvements at our HVAC filter and TFS businesses, in conjunction with several growth opportunities we foresee in this segment, will facilitate us reaching this goal.  Our anticipated double-digit sales growth is driven by the further development of new products, the full launch of our self-supported pleat (“SSP”) HVAC filter product, the continued penetration of the natural gas element aftermarket and the growth of our current filtration products in international markets, including the Mideast and Brazil.

Packaging

Our Packaging segment had a very successful 2010 with a 9.4% operating margin and its highest sales level in almost 30 years.  We project sales in this segment to decline in 2011 primarily due to a no-margin, $4.6 million equipment and tooling sale to one of our customers in 2010 that will not repeat in 2011.  Sales to the smokeless tobacco and flat sheet metal markets in this segment are anticipated to remain strong in 2011.

Forward Looking Statements

This 2010 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements made in this 2010 Form 10-K, other than statements of historical fact, are forward-looking statements.  You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations  including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, and (15) other factors described in more detail in the “Risk Factors” section of this 2010 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may fluctuate as a result of these and other risk factors detailed from time to time in our filings with the SEC.

You should not place undue reliance on any forward-looking statements.  These statements speak only as of the date of this 2010 Form 10-K.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this 2010 Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this 2010 Form 10-K.

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

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash, cash equivalents and certain short-term, highly liquid investments.  Interest rate fluctuations could affect earnings, cash flows or the fair value of our financial liabilities.  Our debt obligations are primarily at variable rates and are denominated in U.S. dollars.  To minimize the long-term costs of borrowing, we manage our interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements and the duration of such agreements.  We mitigated our interest rate risk on our borrowing under our revolving line of credit in 2009 by entering into a fixed interest rate swap agreement at the beginning of 2008 which fixed our interest until January 2010.  Interest rate risk is not expected to be significant to us in fiscal year 2011 as amounts outstanding on our long-term debt agreements are more than offset by cash and cash equivalents.  The primary interest rate risk will be driven by our return on cash and cash equivalents.  Based upon the $117.7 million in cash and cash equivalents at November 27, 2010, a 0.25% change in interest rates could impact annual interest income by approximately $0.3 million.  This change in interest income would increase or decrease as cash and cash equivalents increase or decrease.

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

We are also exposed to transaction risk from changes in foreign currency rates through sales and purchasing transactions when we sell products in functional currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include the U.S. Dollar, the Euro, the British Pound Sterling, the Canadian Dollar, the Chinese Yuan Renminbi, the Malaysian Ringgit and the Mexican Peso. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency transaction risk on sales and purchasing transactions.

Currency exchange rates vary daily and often one currency strengthens against the U.S. Dollar while another currency weakens.  Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.  However, we estimate that if the U.S. dollar strengthened or weakened 10% relative to the currencies where our foreign income and cash flows are derived the effect on the consolidated results of operations could be $0.06 to $0.09 per diluted share.  We estimate that the effect of changes in the average foreign currency translation rates in 2010 compared to 2009 positively impacted our operating profit by approximately $1.7 million in 2010.

As a result of continued foreign sales and business activities, we continue to evaluate derivative financial instruments, including forwards, swaps and purchased options, to manage foreign currency exchange rate changes in the future.  We did not hold any such derivatives during 2010, 2009 or 2008 related to foreign currency exchange.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2010 Form 10-K on pages F-1 through F-40.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 27, 2010, the end of the period covered by this 2010 Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company.  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of November 27, 2010.

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended November 27, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of November 27, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this 2010 Form 10-K.

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

Item 11. Executive Compensation.

The information required hereunder is set forth in the Proxy Statement under the captions “Compensation of Executive Officers and Other Information”, and “Corporate Governance - Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance — Meetings and Fees”, and “Corporate Governance – Director Compensation for Fiscal Year 2010” and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services.

The information required hereunder is set forth in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Accounting Firm— Amounts Paid to PricewaterhouseCoopers LLP” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

(a)(2) Financial Statement Schedule

II. Valuation and Qualifying Accounts and Reserves	S-1

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

10.1
The registrant’s Amended and Restated Deferred Compensation Plan for Directors of CLARCOR dated January 1, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009. +

10.2
The registrant’s Amended and Restated CLARCOR Deferred Compensation Plan dated January 1, 2008.  Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009. +

10.2(a)	The registrant’s Supplemental Retirement Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 1984. +

10.2(b)
The registrant’s Amended and Restated Executive Retirement Plan dated December 20, 1999 (the “Grandfathered Plan”).  Incorporated by reference to Exhibit 10.2(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009. +

10.2(c)
The registrant’s Amended and Restated CLARCOR Executive Retirement Plan dated January 1, 2009 (the “Later ERP”).  Incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009. +

10.2(d)
Amendment No. 1 to the Grandfathered Plan effective as of December 14, 2009.  Incorporated by reference to Exhibit 10.2(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009. +

10.2(e)	Amendment No.1 to the Later ERP dated and effective as of December 14, 2009. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on December 17, 2009. +

10.2(f)
The registrant’s Amended and Restated CLARCOR Supplemental Pension Plan dated January 1, 2008.  Incorporated by reference to Exhibit 10.2(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009. +

10.2(g)
The registrant’s Supplemental Retirement Plan (as amended and restated effective December 1, 1994).  Incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 1994. +

10.4
Form of Change in Control Agreement with each of Norman E. Johnson, Sam Ferrise, David J. Fallon, David J. Lindsay, Richard M. Wolfson, Christopher L. Conway and other Company executives. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on December 30, 2008 (the “2008 8-K”). +

10.4(a)
Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 17, 2000. Incorporated by reference to Exhibit 10.4(c)(1) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2000 (the “2000 10-K”). +

10.4(b)
First Amendment to Amended and Restated Employment Agreement with Norman E. Johnson dated as of January 19, 2008. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on January 23, 2008. +

10.4(c)	Second Amendment to Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 29, 2008. Incorporated by reference to Exhibit 10.2 to the 2008 8-K. +

10.4(d)	Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 1997 (the “1997 10-K”). +

10.4(e)	Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit 10.4(e) to the 1997 10-K. +

10.5	The registrant’s 1994 Incentive Plan (the “1994 Plan”) as amended through June 30, 2000. Incorporated by reference to Exhibit 10.5 to the 2000 10-K. +

10.5	Amendment to the 1994 Plan adopted December 18, 2000. Incorporated by reference to Exhibit 10.5(a) to the 2000 10-K. +

10.5(a)
The registrant’s 2004 Incentive Plan (the “2004 Plan”). Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 20, 2003 for the Annual Meeting of Shareholders held on March 24, 2003. +

10.5(b)	Amendment to the 1994 Plan and to the 2004 Plan. Incorporated by reference to Exhibit 10.5(c) to the Company’s Annual Report for the fiscal year ended November 29, 2003. +

10.6
Credit Agreement dated as of December 18, 2007, by and among the Company, the lenders party thereto, J.P. Morgan Chase Bank, National Association, as administrative agent, and certain other lenders or affiliates thereof acting in the capacity of agent, book runner or arranger. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2007.

10.7
Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including grants to executive officers made in FY 2007. Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006 (the “2006 10-K”). +

10.7(a)
Form of Stock Option Agreement used by Company for executive officers and certain other senior members of Company management receiving stock option awards beginning in FY 2009. Incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007. +

10.7(b)
Amended and Restated form of Restricted Stock Agreement used by Company for all employees receiving restricted stock units, including executive officers.   Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009. +

10.8	CLARCOR Value Added Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 9, 2007 for the Annual Meeting of Shareholders held on March 26, 2007. +

10.9	CLARCOR Inc. 2009 Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement dated February 13, 2009 for the Annual Meeting of Shareholders held on March 23, 2009. +

*10.10	Summary of Compensation Paid to Non-Employee Directors and Named Executive Officers. +

*12.1	Statement Re Computation of Certain Ratios.

*13	The “11-Year Financial Review.”

*21	Subsidiaries of the Registrant.

*23	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of Norman E. Johnson, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Rule13a-14(a) of the Exchange Act.

*31.2	Certification of David J. Fallon, Chief Financial Officer and Chief Accounting Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.

*32.1	Certification of Norman E. Johnson, Chairman of the Board and Chief Executive Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*32.2	Certification of David J. Fallon, Chief Financial Officer and Chief Accounting Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

**101.INS	XBRL Instance Document ++

**101.SCH	XBRL Taxonomy Extension Schema Document ++

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase ++

**101.LAB	XBRL Taxonomy Extension Label Linkbase ++

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase ++

**101.DEF	XBRL Taxonomy Extension Definition Linkbase ++

*	Filed herewith.

**	Submitted electronically with this 2010 Annual Report on Form 10-K.

+	Management contract or compensatory plan or arrangement

++
XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which is relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 21, 2011

CLARCOR Inc.
(Registrant)

By:	/s/ Norman E. Johnson
Norman E. Johnson
Chairman of the Board &Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 21, 2011	By:	/s/ NORMAN E. JOHNSON
Norman E. Johnson Chairman of the Board & Chief Executive Officer and Director

Date: January 21, 2011	By:	/s/ DAVID J. FALLON
David J. Fallon Chief Financial Officer & Chief Accounting Officer

Date: January 21, 2011	By:	/s/ J. MARC ADAM
J. Marc Adam Director

Date: January 21, 2011	By:	/s/ JAMES W. BRADFORD, JR.
James W. Bradford, Jr. Director

Date: January 21, 2011	By:	/s/ ROBERT J. BURGSTAHLER
Robert J. Burgstahler Director

Date: January 21, 2011	By:	/s/ PAUL DONOVAN
Paul Donovan Director

Date: January 21, 2011	By:	/s/ ROBERT H. JENKINS
Robert H. Jenkins Director

Date: January 21, 2011	By:	/s/ PHILIP R. LOCHNER, JR.
Philip R. Lochner, Jr. Director

Date: January 21, 2011	By:	/s/ JAMES L. PACKARD
James L. Packard Director

Date: January 21, 2011	By:	/s/ MARK A. EMKES
Mark A. Emkes Director

CLARCOR Inc.

CONSOLIDATED FINANCIAL STATEMENTS

For the years ended November 30,
2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
CLARCOR Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries (the "Company") at November 27, 2010 and November 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended November 27, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 27, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Nashville, Tennessee
January 21, 2011

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended November 30, 2010, 2009 and 2008
 (Dollars in thousands except share data)

	2010	2009	2008

Net sales	$1,011,429	$907,748	$1,059,601
Cost of sales	673,022	628,460	719,726

Gross profit	338,407	279,288	339,875

Selling and administrative expenses	193,758	173,555	187,952

Operating profit	144,649	105,733	151,923

Other income (expense):
Interest expense	(546)	(2,120)	(6,532)
Interest income	288	278	1,373
Other, net	(968)	1,758	(1,393)

	(1,226)	(84)	(6,552)

Earnings before income taxes	143,423	105,649	145,371

Provision for income taxes	47,072	33,819	49,310

Net earnings	96,351	71,830	96,061

Net earnings attributable to noncontrolling interests	(270)	(287)	(407)

Net earnings attributable to CLARCOR Inc.	$96,081	$71,543	$95,654

Net earnings per share attributable to CLARCOR Inc.:
Basic	$1.90	$1.41	$1.88
Diluted	$1.88	$1.40	$1.86

Average number of shares outstanding:
Basic	50,678,617	50,851,933	50,841,586
Diluted	51,156,229	51,120,286	51,465,528

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2010 and 2009
(Dollars in thousands except share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$117,022	$59,277
Restricted cash	708	762
Short-term investments	-	32,171
Accounts receivable, less allowance for losses of $11,428 for 2010 and $15,150 for 2009	188,186	164,545
Inventories	182,384	157,416
Deferred income taxes	25,081	27,567
Income taxes receivable	7,324	-
Prepaid expenses and other current assets	5,568	6,790
Total current assets	526,273	448,528

Plant assets, at cost, less accumulated depreciation	181,175	188,091
Assets held for sale	2,000	-
Goodwill	228,105	228,182
Acquired intangibles, less accumulated amortization	91,174	95,990
Deferred income taxes	1,000	630
Other noncurrent assets	12,684	12,469
Total assets	$1,042,411	$973,890

LIABILITIES
Current liabilities:
Current portion of long-term debt	$146	$99
Accounts payable and accrued liabilities	160,206	126,424
Income taxes	3,105	5,419
Total current liabilities	163,457	131,942

Long-term debt, less current portion	17,331	52,096
Postretirement healthcare benefits	540	689
Long-term pension liabilities	65,584	61,746
Deferred income taxes	31,266	32,136
Other long-term liabilities	5,138	5,394
Total liabilities	283,316	284,003

Contingencies
Redeemable noncontrolling interests	1,568	1,412

SHAREHOLDERS' EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	-	-
Common, par value $1, authorized 120,000,000 shares, issued 50,334,776 in 2010 and 50,392,571 in 2009	50,335	50,393
Capital in excess of par value	33,698	36,814
Accumulated other comprehensive loss	(35,041)	(32,879)
Retained earnings	707,478	632,291
Total CLARCOR Inc. equity	756,470	686,619
Noncontrolling interests	1,057	1,856
Total shareholders' equity	757,527	688,475
Total liabilities and shareholders' equity	$1,042,411	$973,890

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2010, 2009 and 2008
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated
	Issued		Capital in	Other		Non-
	Number		Excess of	Comprehensive	Retained	controlling
	of Shares	Amount	Par Value	Earnings (Loss)	Earnings	Interests	Total
Balance, November 30, 2007	49,218,822	$49,219	$-	$5,912	$500,599	$2,191	$557,921

Net earnings (excludes redeemable noncontrolling interests)	-	-	-	-	95,654	507	96,161
Other comprehensive earnings, net of tax:
Pension and other postretirement benefits liability adjustments, net of tax of $2,793	-	-	-	(4,706)	-	-	(4,706)
Pension curtailment, net of tax of $3,846	-	-	-	(6,478)	-	-	(6,478)
Translation adjustments, net of tax of $0	-	-	-	(21,290)	-	295	(20,995)
Comprehensive earnings (excludes redeemable noncontrolling interests)							63,982
Adoption of new income tax guidance	-	-	-	-	(67)	-	(67)
Stock issued for business acquisition	2,137,797	2,138	69,816	-	-	-	71,954
Stock options exercised	389,459	389	6,796	-	-	-	7,185
Tax benefit applicable to stock options	-	-	2,752	-	-	-	2,752
Issuance of stock under award plans	48,344	48	1,553	-	-	-	1,601
Purchase and retire treasury stock	(1,000,000)	(1,000)	(36,260)	-	-	-	(37,260)
Stock option expense	-	-	3,368	-	-	-	3,368
Other	-	-	-	-	161	-	161
Cash dividends - $0.3300 per common share	-	-	-	-	(16,845)	-	(16,845)
Balance, November 30, 2008	50,794,422	50,794	48,025	(26,562)	579,502	2,993	654,752

Adoption of pension and other postretirement plans measurement date guidance, net of tax of $155	-	-	-	(268)	(293)	-	(561)

Balance, December 1, 2008	50,794,422	50,794	48,025	(26,830)	579,209	2,993	654,191

Net earnings (excludes redeemable noncontrolling interests)	-	-	-	-	71,543	359	71,902
Other comprehensive earnings, net of tax:
Pension and other postretirement benefits liability adjustments, net of tax of $11,850	-	-	-	(20,766)	-	-	(20,766)
Translation adjustments, net of tax of $0	-	-	-	14,717	-	(79)	14,638
Comprehensive earnings (excludes redeemable noncontrolling interests)							65,774
Changes in noncontrolling interests ownership	-	-	-	-	-	(1,417)	(1,417)
Stock options exercised	205,031	205	1,355	-	-	-	1,560
Tax benefit applicable to stock options	-	-	1,809	-	-	-	1,809
Issuance of stock under award plans	81,318	82	1,677	-	-	-	1,759
Purchase and retire treasury stock	(688,200)	(688)	(19,079)	-	-	-	(19,767)
Stock option expense	-	-	3,027	-	-	-	3,027
Other	-	-	-	-	221	-	221
Cash dividends - $0.3675 per common share	-	-	-	-	(18,682)	-	(18,682)
Balance, November 30, 2009	50,392,571	50,393	36,814	(32,879)	632,291	1,856	688,475

Net earnings (excludes redeemable noncontrolling interests)	-	-	-	-	96,081	175	96,256
Other comprehensive earnings, net of tax:
Pension and other postretirement benefits liability adjustments, net of tax of $(1,647)	-	-	-	2,170	-	-	2,170
Translation adjustments, net of tax of $0	-	-	-	(5,097)	-	(3)	(5,100)
Comprehensive earnings (excludes redeemable noncontrolling interests)							93,326
Changes in noncontrolling interests ownership	-	-	190	-	-	(971)	(781)
Stock options exercised	336,189	336	4,718	-	-	-	5,054
Tax benefit applicable to stock options	-	-	2,457	-	-	-	2,457
Issuance of stock under award plans	52,007	52	1,718	-	-	-	1,770
Purchase and retire treasury stock	(445,991)	(446)	(15,831)	-	-	-	(16,277)
Stock option expense	-	-	3,632	-	-	-	3,632
Other	-	-	-	765	(752)	-	13
Cash dividends - $0.3975 per common share	-	-	-	-	(20,142)	-	(20,142)
Balance, November 30, 2010	50,334,776	$50,335	$33,698	$(35,041)	$707,478	$1,057	$757,527

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended November 30, 2010, 2009 and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows from operating activities:
Net earnings	$96,351	$71,830	$96,061
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,119	26,005	25,231
Amortization	4,802	4,957	5,157
Other noncash items	(101)	(332)	-
Net loss (gain) on disposition of plant assets	337	(47)	(282)
Impairment of plant assets	276	1,200	-
Stock-based compensation expense	4,602	4,088	4,474
Excess tax benefit from stock-based compensation	(2,500)	(1,854)	(2,469)
Changes in assets and liabilities, net of business acquisitions:
Restricted cash	(1,119)	(289)	582
Short-term investments	32,171	(24,902)	(2,385)
Accounts receivable	(26,442)	38,194	(7,611)
Inventories	(26,244)	6,057	(6,277)
Prepaid expenses and other current assets	1,165	1,426	1,995
Other noncurrent assets	(376)	1,060	858
Accounts payable, accrured liabilities and other liabilities	36,790	(23,499)	(15,284)
Pension and postretirement healthcare liabilities, net	4,120	6,950	293
Income taxes	(6,823)	3,422	4,568
Deferred income taxes	(845)	(862)	2,225
Net cash provided by operating activities	142,283	113,404	107,136

Cash flows from investing activities:
Business acquisitions, net of cash acquired	-	(7,326)	(74,921)
Additions to plant assets	(23,371)	(21,740)	(34,908)
Proceeds from disposition of plant assets	2,296	815	909
Investment in affiliate	(199)	(1,794)	(2,000)
Proceeds from insurance claims	557	500	2,025
Other, net	-	(65)	(5)
Net cash used in investing activities	(20,717)	(29,610)	(108,900)

Cash flows from financing activities:
Net (payments) proceeds under multicurrency revolving credit agreement	(35,000)	(40,000)	75,000
Borrowings under long-term debt	-	8,410	-
Payments on long-term debt	(164)	(838)	(16,092)
Sale of capital stock under stock option and employee purchase plans	7,290	3,616	8,883
Acquisition of noncontrolling interest	(732)	(4,592)	-
Purchase of treasury stock	(16,277)	(19,767)	(37,260)
Excess tax benefit from stock-based compensation	2,500	1,854	2,469
Cash dividends paid	(20,143)	(18,682)	(16,845)
Net cash (used in) provided by financing activities	(62,526)	(69,999)	16,155
Net effect of exchange rate changes on cash	(1,295)	4,767	(9,735)
Net change in cash and cash equivalents	57,745	18,562	4,656
Cash and cash equivalents, beginning of period	59,277	40,715	36,059
Cash and cash equivalents, end of period	$117,022	$59,277	$40,715

Cash paid during the period for:
Interest	$1,161	$708	$4,101
Income taxes, net of refunds	$54,560	$32,208	$42,346

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

A.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

CLARCOR Inc. and its subsidiaries (collectively, the “Company” or “CLARCOR”) is a global provider of filtration products, filtration systems and services, and consumer and industrial packaging products.  As discussed further in Note P, the Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.  The Consolidated Financial Statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of fiscal year-end 2010.  All intercompany accounts and transactions have been eliminated.

Accounting Period

The Company's fiscal year-end is the Saturday closest to November 30, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year.  The fiscal years ended November 27, 2010, November 28, 2009 and November 29, 2008 were comprised of fifty-two weeks.  For clarity of presentation in the Consolidated Financial Statements, all fiscal years are shown to begin as of December 1 and end as of November 30.

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

Foreign Currency Translation

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period and equity accounts are translated at historical rates.  Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated with other comprehensive earnings (losses) as a separate component of shareholders' equity and are presented in the Consolidated Statements of Shareholders’ Equity.

Cash and Cash Equivalents, Restricted Cash and Short-term Investments

Highly liquid investments with an original maturity of three months or less when purchased or that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to guarantees that expire within one year.  The Company also has $2,016 and $1,040 of noncurrent restricted cash recorded in other noncurrent assets as of November 30, 2010 and 2009, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Balance Sheets.

Short-term investments included tax-exempt municipal money market funds classified as trading securities.  Short-term investments are carried at fair value (see Note E).  Management determines the appropriate classification of its short-term investments at the time of acquisition and reevaluates such determination at each balance sheet date.  The carrying values of cash and cash equivalents and restricted cash approximate fair value.

Cash and cash equivalents, restricted cash and short-term investments represent financial instruments with potential credit risk.  The Company mitigates the risk by investing the assets with financially strong institutions and by limiting the amount of credit exposure to any one institution.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Derivatives

From time-to-time, the Company may make use of derivative financial instruments to manage certain interest rate and foreign currency risks.  Fixed rate interest swap agreements may be utilized to convert certain floating rate debt into fixed rate debt (see Note G).  Unrealized gains or losses are recorded in Interest expense in the Consolidated Statements of Earnings, and periodic settlement payments are a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.  The Company recognizes all derivatives on the balance sheet at fair value (see Note E).  Derivatives that are not accounted for as hedges are adjusted to fair value through income.

The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  In addition, the Company assesses (both at the hedge’s inception and on an ongoing basis) the effectiveness of the derivatives that are used in hedging transactions.  If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company discontinues hedge accounting prospectively.  Ineffective portions of changes in the fair value of cash flow hedges would be recognized in interest expense.  At November 30, 2010 and 2009, the Company did not have any derivative financial instruments that qualified for hedge accounting.

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

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost.  The Company periodically assesses its inventories for potential excess, slow movement and obsolescence and adjusts inventory values accordingly.  Inventories are summarized as follows:

	2010	2009
Raw materials	$67,011	$57,579
Work in process	26,219	23,405
Finished products	89,154	76,432
	$182,384	$157,416

Plant Assets

Depreciation is determined by the straight-line method for financial statement purposes and by the accelerated method for tax purposes.  The provision for depreciation is based on the estimated useful lives of the assets (15 to 40 years for buildings and improvements, the shorter of the asset life or the life of the lease for leasehold improvements and leased equipment and 3 to 15 years for machinery and equipment).  It is the Company’s policy to capitalize the cost of renewals and betterments and to charge to expense the cost of current maintenance and repairs.  When property or equipment is retired or otherwise disposed of, the net book value of the asset is removed from the Company’s books and the resulting gain or loss is reflected in operating profit.

Plant assets classified as Assets held for sale are initially measured at the lesser of the assets’ carrying amount or the fair value less costs to sell.  Gains or losses are recognized for any subsequent changes in the fair value less cost to sell; however, gains are only recognized to the extent of cumulative losses previously recognized.  Plant assets classified as Assets held for sale are not depreciated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability.  An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  Most of the Company’s trade names and trademarks have indefinite useful lives and are subject to impairment testing.  All other acquired intangible assets, including patents (average 13 year life), and other identifiable intangible assets with lives ranging from 2 to 30 years, are being amortized using the straight-line method over the estimated periods to be benefited.  The Company reviews the lives of its definite-lived intangible assets at least annually, and if necessary, impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Impairment of Long-Lived Assets

The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including plant assets, associated identifiable intangible assets and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the year ended November 30, 2010, the Company recorded impairment charges of $276, included in Cost of sales in the Consolidated Statements of Earnings, related to machinery and equipment previously used in the production of certain products which are no longer produced.  The Company recorded an impairment charge of $1,200, included in Cost of sales in the Consolidated Statements of Earnings, for the year ended November 30, 2009, as discussed in Note K.

Income Taxes

The Company provides for income taxes and recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  The Company accounts for uncertain tax positions in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”).  This guidance applies broadly to all tax positions taken by a company, including decisions to not report income in a tax return or to classify a transaction as tax exempt.  The approach is a two-step benefit recognition model.  The amount of benefit to recognize is measured as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement.  The tax position is derecognized when it is no longer more likely than not of being sustained.  The Company does not provide deferred taxes on unremitted foreign earnings from certain foreign affiliates that are intended to be indefinitely reinvested to finance operations and expansion outside the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss), net of tax, consists of foreign currency translation adjustments and pension related gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through net periodic benefit costs.  The components of the ending balances of accumulated other comprehensive earnings (loss) are as follows:

	2010	2009	2008
Pension liability, gross	$(58,191)	$(62,008)	$(28,968)
Tax effect of pension liability	21,149	22,796	10,790
Pension liability, net of tax	(37,042)	(39,212)	(18,178)

Translation adjustments, gross	2,156	6,488	(8,229)
Tax effect of translation adjustments	(155)	(155)	(155)
Translation adjustments, net of tax	2,001	6,333	(8,384)
Accumulated other comprehensive loss	$(35,041)	$(32,879)	$(26,562)

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

The Company acquired a business during 2008 which uses the percentage of completion accounting revenue recognition method for qualifying contracts under which products are manufactured to customer specifications.  Approximately $40,500, $35,600 and $29,000 of the Company’s total revenue for fiscal year 2010, 2009 and 2008, respectively, was recognized under the percentage of completion accounting method.  Revenue is recognized on contracts utilizing the percentage of completion method based on costs incurred as a percentage of estimated total costs.  Revenue recognized on uncompleted contracts in excess of amounts billed to customers is reflected as a current asset.  Amounts billed to customers in excess of revenue recognized on uncompleted contracts are reflected as a current liability. When it is estimated that a contract will result in a loss, the entire amount of the estimated loss is accrued. The effect of revisions in costs and profit estimated for contracts is reflected in the accounting period in which the facts requiring the revisions become known.

Product Warranties

The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time existence of the claims is known and the amounts are reasonably determinable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Research and Development

The Company charges research and development costs, relating to the development of new products or the improvement or redesign of its existing products, to expense when incurred.  These costs were approximately $9,817 in 2010, $9,595 in 2009 and $9,343 in 2008.

Insurance

Insurance coverage is generally obtained for certain property and casualty exposures, workers’ compensation and general liability, as well as risks that require insurance by law or contract.  The Company self-insures for certain other insurable risks, primarily employee medical coverage, which the Company carries insurance for certain losses above specified amounts.  Liabilities are determined using estimates, including actuarial where applicable, of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis.

Guarantees

At November 30, 2010, the Company has letters of credit totaling $23,189 issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations.  The Company believes that no payments will be required resulting from these obligations.

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined.  The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

New Pronouncements

In February 2010, the FASB issued guidance which amended its subsequent events guidance issued in May 2009.  This guidance eliminated the requirement for a United States Securities and Exchange Commission (“SEC”) filer to disclose the date through which subsequent events were evaluated and refined the scope of the disclosure requirement for reissued financial statements.  The impact of adopting this guidance affected disclosures in the Consolidated Financial Statements.

In January 2010, the FASB issued guidance related to fair value measurements (see Note E) requiring new disclosures regarding transfers in and out of Level 1 and 2 and requiring the gross presentation of activity within Level 3.  The guidance also clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  Additionally, the guidance includes conforming amendments to employers’ disclosures about postretirement benefit plan assets.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009 (except for the disclosure of activity within Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years).  The impact of adopting this guidance resulted in additional disclosures in the Consolidated Financial Statements.

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year, although early adoption is permitted.  The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The impact of adopting this guidance on December 1, 2010 will not be material to the Consolidated Financial Statements.

In December 2008, the FASB expanded the required disclosures for pension and other postretirement plans by requiring disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentration of risk.  Additionally, an employer is required to disclose information about the valuation of plan assets.  The impact of adopting this guidance on November 30, 2010 affected the disclosures in the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

In June 2008, the FASB issued guidance that requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock unit awards discussed in Note N qualify as participating securities under this guidance.  The impact of adopting this guidance on December 1, 2009 was not material to the Consolidated Financial Statements.

In December 2007, the FASB issued guidance affecting the accounting for businesses acquired, the presentation of noncontrolling interests, previously called minority interests, and requiring that assets acquired or liabilities assumed in a business combination and arising from a contingency be recognized at fair value at the acquisition date if the acquisition date fair value can be determined during the measurement period.  The Company adopted this guidance on December 1, 2009.  The guidance dealing with noncontrolling interests was retroactively applied to all prior period information for presentation and disclosure requirements and resulted in the reclassification of certain prior year amounts.  For all periods presented, noncontrolling interests are classified in the Consolidated Balance Sheets as either a separate component of shareholders’ equity or as redeemable noncontrolling interests.  Net earnings attributable to CLARCOR and the noncontrolling interests are reflected in the Consolidated Statements of Earnings.  Payments for the acquisition of noncontrolling interests in entities of which the Company did not previously have control are included in investing activities in the Consolidated Statements of Cash Flows.  Payments for acquisitions of noncontrolling interest in entities of which the Company did have previous control are treated as equity transactions and are included in financing activities in the Consolidated Statements of Cash Flows.  Prior to the adoption of this guidance, payments related to controlled entities were included in investing activities.

B.	BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

On June 8, 2010, the Company purchased the remaining 15% noncontrolling ownership interests in both Pujiang Novaeastern International Mesh Co., Ltd. (“Pujiang”) and Purolator Advanced Filtration (Quzhou) Co., Ltd. (“Quzhou”) for $732, thereby making the companies 100% owned subsidiaries of CLARCOR.  This transaction decreased noncontrolling interests by $971 and increased capital in excess of par value by $239.  Legal fees of $49, incurred in connection with the transaction, decreased capital in excess of par value.

On April 20, 2009, prior to the Company’s adoption of the guidance affecting the accounting for businesses acquired and the presentation of noncontrolling interests, the Company purchased the remaining 20% minority interest in its consolidated subsidiary based in Weifang, China for $4,592 including acquisition costs.  This subsidiary is part of the Company’s Engine/Mobile Filtration segment and manufactures heavy-duty engine filters, certain lines of environmental filters and filter systems and filters used in off-shore oil drilling.  An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities.  Acquired intangible assets of $1,960 were recorded in connection with the purchase.  The $222 excess of the initial purchase price over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill.

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

On February 1, 2009, the Company purchased 85% ownership interests in Pujiang and Quzhou.  Both companies are based in China and were under common ownership.  Pujiang and Quzhou are manufacturers of wire mesh filtration products sold primarily to the fibers, resin and aerospace industries.  The combined purchase price for the ownership interests in both companies was $618, excluding cash acquired and including acquisition costs.  The businesses are included in the Company’s Industrial/Environmental Filtration segment from the date of acquisition.  The acquisition is not material to the results of the Company.  An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities.  Acquired intangible assets of $201 were recorded in connection with the purchase.  The Company did not recognize any goodwill in connection with this acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

On January 16, 2009, the Company purchased certain assets of Meggitt (UK) Limited (“Meggitt”), for $578.  This business was acquired to expand the Company’s product range of aerospace filters sold primarily to European aircraft manufacturers and aerospace parts distributors.  The purchased assets were combined into an existing Company subsidiary which is part of the Company’s Industrial/Environmental Filtration segment.  The acquisition is not material to the results of the Company.  An allocation of the purchase price for the acquisition has been made to major categories of assets.  Acquired intangible assets included customer relationships valued at $201 which are being amortized over their estimated useful life of 13 years.  The $231 excess of the initial purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

On December 29, 2008, the Company purchased 100% ownership interest in the Keddeg Company (“Keddeg”), a manufacturer of aerospace filtration products based in Lenexa, Kansas.  The purchase price was $5,570, excluding cash acquired and including acquisition costs.  Keddeg’s results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition.  The acquisition is not material to the results of the Company.  An allocation of the purchase price has been made to major categories of assets and liabilities assumed.  The $1,828 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The fair value of the identifiable intangible assets and their respective lives are shown in the following table.

Identifiable Intangible Asset	Value	Estimated Useful Life
Trade names	$553	Indefinite
Non-compete agreements	86	5 years
Customer relationships	875	12 years
Developed technology	1,256	10 years
Total fair value	$2,770

On December 3, 2007, the Company acquired Perry Equipment Corporation (“Peco”), a privately-owned manufacturer of engineered filtration products and technologies used in a wide array of industries, including oil and natural gas, refining, power generation, petrochemical, food and beverage, electronics, polymers and pulp and paper.  Peco is based in Mineral Wells, Texas with operations in Mexico, Canada, the United Kingdom, Italy, Romania, Malaysia and China.  Peco was merged with the Company’s Facet operations with the combined headquarters based in Mineral Wells.  Peco was acquired to expand the Company’s product offerings, technology, filtration solutions and customer base in the oil and natural gas industries.  Its results are included as part of the Company’s Industrial/Environmental Filtration segment since the date of acquisition.  The purchase price was $145,807 excluding cash acquired and including acquisition costs.  The Company issued 2,137,797 shares of CLARCOR common stock with a value of $71,954 and paid the remaining purchase price with available cash of $5,301 and $80,000 of cash borrowed under the Company’s multicurrency revolving credit agreement.  For accounting purposes, the basis for determining the value of the common stock issued in connection with the acquisition was the average closing price per share of CLARCOR stock for the five trading days centered on the October 17, 2007 announcement of the purchase agreement.

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
(Dollars in thousands except share data)

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

In December 2007, the Company purchased a distributor of engineered filtration products in Canada for $1,402 including acquisition costs.  During fiscal year 2008, $811 of the purchase price was paid, $198 was paid during fiscal year 2009, $142 was paid during fiscal year 2010 and the remaining amount will be paid over the next two years.  An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities.  The $698 excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill.  The business is included in the Industrial/Environmental Filtration segment from the date of acquisition and is not material to the results of the Company.

On March 5, 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, which is included in the Engine/Mobile Filtration segment from the date of acquisition.  During fiscal year 2009, the Company was refunded a portion of its purchase price which had been held in escrow.  This refund reduced goodwill by $243.

During fiscal year 2009, the Company paid $160 related to a 2006 Industrial/Environmental Filtration segment acquisition, pursuant to the terms of the purchase agreement.  The payment was recorded as goodwill.  During fiscal year 2010, the Company accrued an additional $666 pursuant to the terms of the purchase agreement and recorded additional goodwill.  The amount was paid subsequent to November 30, 2010.  Additional payments, not to exceed $257, may be required in future years based on the operating performance of this entity.

Also during fiscal year 2009, the Company recognized additional tax benefits related to a prior year acquisition which increased goodwill by $580.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,266 and $4,045, at November 30, 2010 and 2009, respectively, included in other noncurrent assets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH based on the percentage of ownership, as well as the receipt of any dividends.  During the year ended November 30, 2010, the Company received dividends of $382 from BPH.  The Company did not receive any dividends from BPH during the year ended November 30, 2009.  The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 15% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the year ended November 30, 2010, the Company invested an additional $398.  The investment, with a carrying amount of $398 included in other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  The Company has not received any dividends from Algae.

Redeemable Noncontrolling Interests

As discussed above, in March 2007, the Company acquired an 80% ownership share in SINFA.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  The remaining 20% of SINFA owned by the noncontrolling owners has been reported as redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Balance Sheets.  The redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable.

C.	PLANT ASSETS

Plant assets at November 30, 2010 and 2009 were as follows:

	2010	2009
Land	$8,669	$8,801
Buildings and building fixtures	95,452	98,264
Machinery and equipment	324,757	317,686
Construction in process	27,669	22,490
	456,547	447,241
Accumulated depreciation	(275,372)	(259,150)
	$181,175	$188,091

At November 30, 2010, land of $398 and building and building fixtures of $1,602 related to one Kentucky plant are classified as Assets held for sale.

At November 30, 2010, additions to plant assets totaling $645 were included in accounts payable and accrued liabilities.  During the year ended November 30, 2010, plant assets of $437 were capitalized by incurring additional debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

D.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The following table reconciles the activity for goodwill by segment for fiscal years 2010 and 2009.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2008	$21,143	$202,821	$-	$223,964
Acquisitions	(21)	2,289	-	2,268
Currency translation adjustments	1,429	521	-	1,950
November 30, 2009	$22,551	$205,631	$-	$228,182
Acquisitions	-	666	-	666
Currency translation adjustments	(917)	174	-	(743)
November 30, 2010	$21,634	$206,471	$-	$228,105

The Company completed an annual impairment review at each fiscal year-end and concluded there was no impairment of goodwill.  In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present value method that discounted future cash flows.  Such valuations are sensitive to assumptions associated with cash flow growth, discount rates, terminal value and the aggregation of reporting unit components.  The Company further assessed the reasonableness of these estimates by considering relevant market multiples.

The following table summarizes acquired intangible assets by segment.  Other acquired intangible assets include parts manufacturer regulatory approvals, proprietary technology, patents and noncompete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2010
Trademarks, gross - indefinite lived	$603	$41,022	$-	$41,625
Trademarks, gross - finite lived	302	486	-	788
Accumulated amortization	(58)	(287)	-	(345)
Trademarks, net	$847	$41,221	$-	$42,068

Customer relationships, gross	$4,161	$34,188	$-	$38,349
Accumulated amortization	(1,371)	(10,562)	-	(11,933)
Customer relationships, net	$2,790	$23,626	$-	$26,416

Other acquired intangibles, gross	$243	$35,928	$-	$36,171
Accumulated amortization	(243)	(13,238)	-	(13,481)
Other acquired intangibles, net	$-	$22,690	$-	$22,690

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2009
Trademarks, gross - indefinite lived	$603	$41,022	$-	$41,625
Trademarks, gross - finite lived	329	488	-	817
Accumulated amortization	(44)	(276)	-	(320)
Trademarks, net	$888	$41,234	$-	$42,122

Customer relationships, gross	$4,135	$34,179	$-	$38,314
Accumulated amortization	(1,212)	(8,190)	-	(9,402)
Customer relationships, net	$2,923	$25,989	$-	$28,912

Other acquired intangibles, gross	$243	$35,951	$-	$36,194
Accumulated amortization	(243)	(10,995)	-	(11,238)
Other acquired intangibles, net	$-	$24,956	$-	$24,956

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

The following table summarizes actual amortization expense for the past three fiscal years and estimated amortization expense for the next five fiscal years.

Amortization expense for the years ended:
2010	$4,802
2009	4,957
2008	5,157

Estimated amortization expense for the next five years:
2011	$4,508
2012	4,508
2013	4,483
2014	4,297
2015	4,284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

E.	FAIR VALUE MEASUREMENTS

Fair Value Measurements

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its Consolidated Financial Statements.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Fair value measurements are categorized in a hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs are the highest level and reflect market data obtained from independent sources, while unobservable inputs are the lowest level and reflect internally developed market assumptions.  The Company classifies fair value measurements by the following hierarchy:

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3

November 30, 2010
Restricted trust: (part of noncurrent assets)
Mutual fund investments - equities	$879	$879	$-	$-
Mutual fund investments - bonds	357	357	-	-
Cash and equivalents	22	22	-	-
Total restricted trust	$1,258	$1,258	$-	$-

November 30, 2009
Short-term investments	$32,171	$32,171	$-	$-
Restricted trust: (part of noncurrent assets)
Mutual fund investments - equities	$855	$855	$-	$-
Mutual fund investments - bonds	542	542	-	-
Cash and equivalents	22	22	-	-
Total restricted trust	$1,419	$1,419	$-	$-
Fixed rate interest swap agreement (part of current liabilities)	$(961)	$-	$(961)	$-

The Company’s short-term investments consisted of tax-exempt municipal money market funds.  The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.  The fair value of the fixed rate interest swap agreement (see Note A and Note G) was determined using the present value of expected future cash flows using forward rates as of November 30, 2009 and discount rates commensurate with the risks associated with those cash flows.

There were no transfers between Level 1 and Level 2 during the years ended November 30, 2010 and 2009.  The fixed rate interest swap agreement (Level 2) expired January 1, 2010.  The Company liquidated the short-term investments (Level 1) during May 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, short-term investments (only at November 30, 2009), the restricted trust and the interest rate agreement (only at November 30, 2009), approximated the carrying values of those financial instruments at both November 30, 2010 and 2009.  An expected present value technique is used to estimate the fair value of long-term debt.  A fair value estimate of $16,892 and $49,513 for long-term debt at November 30, 2010 and 2009, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at November 30, 2010 and 2009 is $17,477 and $52,195, respectively.

F.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at November 30, 2010 and 2009 were as follows:

	2010	2009
Accounts payable	$64,630	$54,627
Accrued salaries, wages and commissions	31,497	8,599
Compensated absences	8,172	7,903
Accrued insurance liabilities	11,473	10,572
Customer deposits	7,732	8,705
Other accrued liabilities	36,702	36,018
	$160,206	$126,424

No amounts within the other accrued liabilities amount shown above exceed 5% of total current liabilities.

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold.  The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.  Changes in the Company’s warranty accrual, which is included in other accrued liabilities, for the years ended November 30, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Balance at beginning of period	$3,989	$2,494	$1,485
Business acquisitions	-	-	1,732
Accruals for warranties issued during the period	825	2,324	1,015
Adjustments related to pre-existing warranties	(308)	39	48
Settlements made during the period	(856)	(965)	(1,637)
Other adjustments, including currency translation	(151)	97	(149)
Balance at end of period	$3,499	$3,989	$2,494

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

G.	LONG-TERM DEBT AND INTEREST RATE AGREEMENT

Long-term debt at November 30, 2010 and 2009 consisted of the following:

	2010	2009
Multicurrency Revolving Credit Agreement, at an interest rate of 0.583% at November 30, 2009	$-	$35,000

Industrial Revenue Bonds, at a weighted average interest rate of 0.50% and 0.51%, respectively, at November 30	15,820	15,820

Note payable, due March 2012, at a fixed interest rate of 6.00% at both year ends	1,109	1,116

Other	548	259
	17,477	52,195
Current portion	(146)	(99)
	$17,331	$52,096

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas.  The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins.  Commitment fees, letter of credit fees and other fees are also payable as provided in the credit agreement and approximate $190 per year.  At November 30, 2010, there were no borrowings outstanding on the Credit Facility.  The Credit Facility includes a $75,000 letter of credit subline, against which $16,031 and $8,491 in letters of credit had been issued at November 30, 2010 and 2009, respectively.

Borrowings under the Credit Facility are unsecured, but are guaranteed by certain subsidiaries of the Company.  The agreement contains certain restrictive covenants that include limiting new borrowings, maintaining minimum interest coverage and restricting certain changes in ownership.

As of November 30, 2010 and 2009, the industrial revenue bonds include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031 and $8,410 re-issued in cooperation with the South Dakota Economic Development Finance Authority due February 1, 2016.  The interest rates on these bonds are reset weekly.

Required principal maturities of long-term debt as of year-end 2010 for the next five fiscal years ending November 30 are as follows:

2011	$146
2012	1,465
2013	33
2014	8
2015	5
Thereafter	15,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

On January 2, 2008, the Company entered into a fixed rate interest swap agreement (“Swap Agreement”) to manage its interest rate exposure on certain amounts outstanding under the Credit Facility.  The Company’s accounting policies for derivatives are discussed in Note A.  The Swap Agreement expired January 1, 2010.  The Swap Agreement provided for the Company to receive interest at floating rates based on LIBOR and pay a 3.93% fixed interest rate plus an applicable margin on a notional amount of $100,000.  Payments pursuant to the Swap Agreement were settled on a net basis quarterly.  Hedge accounting was not applied to the Swap Agreement and therefore, unrealized gains or losses were recorded in interest expense in the Consolidated Statements of Earnings.  Periodic settlement payments or receipts were recorded as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.

At November 30, 2009, the Company had the following derivative in a liability position (see Note E).

	Derivatives In Liability Position
Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	Fair Value

November 30, 2009
Fixed rate interest swap agreement	Current liabilities	$961
Total		$961

The following table reflects the loss and net settlement payments on the Swap Agreement for the years ended November 30, 2010, 2009 and 2008.

Derivatives Not Designated as Hedging Instruments	Location	Amount
		2010	2009	2008
Fixed rate interest swap agreement unrealized losses	Interest expense	$-	$1,123	$2,408
Fixed rate interest swap agreement net settlement payments	Cash flows from operating activities	961	2,169	401

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

H.	LEASES

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through December 2019.  Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses.

The following table summarizes rent expense for the past three fiscal years and commitments for minimum rentals under noncancelable leases having initial or remaining terms in excess of one year at November 30, 2010.

Rent expense for the years ended:
2010	$14,248
2009	13,804
2008	12,254

Future minimum rentals under noncancelable leases:
2011	$10,139
2012	8,725
2013	6,681
2014	5,262
2015	4,201
Thereafter	10,125

I.	PENSION AND OTHER POSTRETIREMENT PLANS

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

As discussed in Note A, the Company adopted accounting guidance expanding the required disclosures for pension and other postretirement plans by requiring disclosures about how investment allocation decisions are made by management, major categories of plan assets and significant concentration of risk.  The guidance also requires an employer to disclose information about the valuation of plan assets similar to that required under the accounting guidance on fair value measurements.  Additional FASB guidance regarding the change in the measurement date of pension and other postretirement plans from a November 1st date to the Company’s fiscal year-end date was effective for fiscal year 2009.

During the fourth quarter of fiscal year 2009, the method of determining the amortization of unrealized gains and losses included in accumulated other comprehensive earnings (loss) related to the U.S. combined nonqualifed plans was changed from a simple average of the remaining years of future service of participants to a weighted average approach to more accurately reflect the expense incurred related to participants over their remaining expected service with the Company.  Additionally, the gains and losses being amortized include gains or losses occurring during the year.  As a result of this change, a $2,000 charge was recorded which increased pension expense, included in selling and administrative expenses in the accompanying Consolidated Statements of Earnings.  This charge also reduced earnings before income taxes and minority interests by $2,000 and reduced net earnings by $1,266.  The Company determined that the retroactive effect of applying this change was not material to any prior periods or to fiscal year 2009 and therefore recorded the entire amount during fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

During fiscal year 2008, as a result of two plant closings in the Industrial/Environmental Filtration segment, the Company recognized a curtailment loss of $516 in current earnings and $6,478, net of tax, in other comprehensive earnings due to the significant reduction in the expected aggregate years of future service cost for employees covered by one of its U.S. qualified pension plans.  The curtailment loss includes recognition of the change in the projected benefit obligation (“PBO”) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.  The PBO increased by $333.  The remeasurement of the U.S. qualified pension plan as of the July 1, 2008 curtailment date increased fiscal year 2008 pension costs by $575.

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  The Company did not make a voluntary contribution to its qualified U.S. pension plans in 2010, 2009 or 2008.  The Company has not determined whether it will make a voluntary contribution to its U.S. qualified plans in 2011; however, it does expect to contribute $15,400 to its U.S. qualified plans, $2,194 to its U.S. combined nonqualified plans, $403 to its non-U.S. plan and $121 to its postretirement healthcare benefit plan to pay benefits during 2011.

The PBO and accumulated benefit obligation (“ABO”) and fair value of plan assets for qualified pension plans with PBOs and ABOs in excess of plan assets were $147,745, $142,859 and $100,866, respectively, at November 30, 2010.

In addition to the plan assets related to its qualified plans, the Company has also funded $1,258 and $1,419 at November 30, 2010 and 2009, respectively, into a restricted trust for its U.S. combined nonqualified plans, see Note E.  This trust is included in other noncurrent assets in the Consolidated Balance Sheets.  The PBO and ABO for the U.S. combined nonqualified plans were $20,900 and $18,439, at November 30, 2010, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table shows reconciliations of the pension plans and other postretirement plan benefits as of November 30, 2010 and 2009.  The accrued pension benefit obligation includes an unfunded benefit obligation of $20,900 and $20,808 as of November 30, 2010 and 2009, respectively, related to the Company’s U.S. combined nonqualified plans.

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$163,069	$117,166	$843	$841
Currency translation	(374)	399	-	-
Service cost	2,119	1,948	-	-
Interest cost	8,108	10,008	32	66
Plan participants' contributions	39	44	-	-
Plan amendments	(1,124)	-	-	-
Actuarial losses (gains)	6,309	40,506	(177)	277
Benefits paid	(9,502)	(7,002)	(500)	(718)
Retiree contributions	-	-	465	377
Benefit obligation at end of year	$168,644	$163,069	$663	$843

Change in plan assets:
Fair value of plan assets at beginning of year	$95,604	$89,202	$-	$-
Currency translation	(313)	351	-	-
Actual return on plan assets	11,516	11,759	-	-
Employer contributions	3,522	1,274	-	-
Plan participants' contributions	39	44	-	-
Benefits paid	(9,502)	(7,026)	-	-
Fair value of plan assets at end of year	$100,866	$95,604	$-	$-

Funded status	$(67,778)	$(67,465)	$(663)	$(843)

Accumulated benefit obligation at end of year	$161,298	$157,269	n/a	n/a

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009

Amounts recognized in the Consolidated Balance Sheets as of November 30 include:

Accounts payable and accrued liabilities	$(2,194)	$(5,719)	$(123)	$(154)
Long-term pension liabilities	(65,584)	(61,746)	(540)	(689)
Funded status	$(67,778)	$(67,465)	$(663)	$(843)

Accumulated other comprehensive loss, pre-tax	$60,306	$64,197	$(2,115)	$(2,189)

Amounts recognized in Accumulated Other Comprehensive Loss, as of November 30 include:

Net actuarial loss (gain)	$60,731	$63,895	$(1,153)	$(1,104)
Net prior service cost (credit)	(425)	302	(962)	(1,085)
Total pre-tax	60,306	64,197	(2,115)	(2,189)
Deferred taxes	(21,924)	(23,600)	775	804
Accumulated other comprehensive loss, after-tax	$38,382	$40,597	$(1,340)	$(1,385)

Assumptions:
Discount rate - qualified plans	5.25%	5.50%	3.75%	4.25%
Discount rate - nonqualified plans	2.25%	2.50%	n/a	n/a
Rate of compensation increase - qualified plans	4.00%	4.00%	n/a	n/a
Rate of compensation increase - nonqualified plans	4.00%	0.00%	n/a	n/a
Measurement date	11/30/2010	11/30/2009	11/30/2010	11/30/2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The amounts affecting accumulated other comprehensive loss for the years ended November 30, 2010 and 2009 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Amortization of prior service (cost) credit, net of tax of $(147), $53 and $(45), $(49), respectively	$250	$(90)	$78	$84

Amortization of actuarial (losses) gains, net of tax of $1,831, $1,355 and $(47), $(73), respectively	(3,175)	(2,332)	82	126

Current year actuarial losses (gains), net of tax of $(716), $(13,332) and $65, $(103), respectively	1,126	22,929	(113)	174

Plan amendments, net of tax of $421, $0 and $0, $0, respectively	(703)	-	-	-

Effect of change in deferred tax rate	287	157	(2)	(14)

Total	$(2,215)	$20,664	$45	$370

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

As of the November 30th measurement dates, the fair values of actual pension asset allocations were as follows:

	2010	2009

Equity securities	71.5%	73.2%
Debt securities	24.9%	23.1%
Real estate and other	3.6%	3.7%
	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).  See Note E for a discussion of the fair value hierarchy.  The following table summarizes the fair value of the pension plans’ assets.

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2010
U.S. equity securities funds	$60,386	$-	$60,386	$-
Non-U.S. equity securities funds	11,747	5,475	6,272	-
Fixed income securities funds	25,094	1,786	23,308	-
Real estate funds	3,203	-	-	3,203
Cash and equivalents funds	16	16	-	-
Total	100,446	$7,277	$89,966	$3,203
Other items to reconcile to fair value of plan assets	420
Fair value of plan assets	$100,866

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2009
U.S. equity securities funds	$56,946	$-	$56,946	$-
Non-U.S. equity securities funds	13,061	6,932	6,129	-
Fixed income securities funds	22,069	-	22,069	-
Real estate funds	3,053	-	-	3,053
Cash and equivalents funds	60	60	-	-
Total	95,189	$6,992	$85,144	$3,053
Other items to reconcile to fair value of plan assets	415
Fair value of plan assets	$95,604

U.S. equity securities funds consist primarily of large cap and small cap U.S. companies.  Non-U.S. equity securities funds consist primarily of equities of non-U.S. developed markets.  Funds that are traded on a national exchange are categorized as Level 1.  For fund units not traded on a national exchange, the funds are valued at the net asset value (“NAV”) as determined by the custodian of the funds.  The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding.

Fixed income securities funds consist primarily of bonds such as governmental agencies, investment grade credit, commercial mortgage backed, residential mortgage backed and asset backed.  Funds that are traded on a national exchange are categorized as Level 1.  For fund units not traded on a national exchange, the funds are valued at the NAV as determined by the custodian of the funds.  The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding.

Real estate funds consist of units of other private real estate funds, each of which have different pre-notification and valuation parameters.  The NAV for the funds is calculated on a lag of approximately 30 days and the funds only trade on a quarterly basis through the custodian of the funds.

Other items to reconcile to fair value of plan assets is the net of interest receivable, amounts due for securities sold, amounts payable for securities purchased and interest payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table summarizes changes in the fair value of level 3 assets for the year ended November 30, 2010.

2010
Balance at beginning of year	$3,053
Unrealized gains	150
Balance at end of year	$3,203

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

	Pension Benefits
	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$2,119	$1,799	$2,411
Interest cost	8,108	9,275	8,452
Expected return on plan assets	(7,123)	(6,938)	(9,863)
Amortization of unrecognized:
Prior service cost	(394)	127	158
Net actuarial loss	5,006	3,559	451
Net periodic benefit cost	7,716	7,822	1,609
Curtailment settlement cost	-	-	516
Total increases to accrued benefit cost	$7,716	$7,822	$2,125

Assumptions:
Discount rate - qualified plans	5.50%	8.25%	6.25%
Discount rate - nonqualified plans	2.25%	7.50%	5.25%
Expected return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase - qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase - nonqualified plans	4.00%	0.00%	0.00%
Measurement date - qualified plans	11/30/2009	11/1/2008	11/1/2007
Measurement date - nonqualified plans	11/30/2010	11/1/2008	11/1/2007

For the determination of 2011 expense, the Company will decrease its assumptions for the long-term return on assets for its qualified plans to 7.50%, decrease the discount rates on its qualified plans to 5.25%, and leave the rate of compensation increase unchanged.  For its U.S. combined nonqualified plans, the Company will leave the discount rates and rate of compensation increase unchanged.

The changes in the fair value of plan assets and in the assumptions will result in a net decrease in fiscal year 2011 expense of approximately $(1,188) for the qualified U.S. pension plans and a net increase of approximately $1,738 for the U.S. combined nonqualified plans unless the Company makes contributions to the plans in fiscal year 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of net periodic benefit income for postretirement healthcare benefits are shown below.

	Other Postretirement Benefits
	2010	2009	2008
Components of net periodic benefit income:
Service cost	$-	$-	$-
Interest cost	32	61	61
Amortization of unrecognized:
Prior service cost	(123)	(123)	(123)
Net actuarial gain	(129)	(184)	(133)
Net periodic benefit income	$(220)	$(246)	$(195)

Assumptions:
Discount rate	4.25%	8.25%	5.75%
Measurement date	11/30/2009	11/1/2008	11/1/2007

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007.  As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants.  The Company will decrease its discount rate assumption to 3.75% in 2011 for its other postretirement benefits plan, which will not significantly affect the fiscal year 2011 expense.

The estimated amounts that will be amortized from accumulated other comprehensive earnings (loss) at November 30, 2010 into net periodic benefit cost, pre-tax, in fiscal year 2011 are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

Prior service cost (credit)	$(372)	$(123)
Actuarial loss (gain)	5,487	(130)
Total	$5,115	$(253)

The expected cash benefit payments from the plans for the next ten fiscal years are as follows:

		Other
	Pension	Postretirement
	Benefits	Benefits

2011	$8,901	$121
2012	24,738	101
2013	7,790	80
2014	8,172	74
2015	8,502	66
2016-2020	48,461	204

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement.  The Company may match, at its discretion, the contributions of participating employees in the respective plans.  The Company recognized expense related to these plans for the past three fiscal years as follows:

2010	$3,597
2009	3,658
2008	3,841

J.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits for the years ended November 30, 2010, 2009 and 2008.

	2010	2009	2008

Balance at December 1,	$2,161	$1,970	$1,650
Additions for current period tax positions	424	163	245
Additions for prior period tax positions	37	59	196
Reductions for lapse of statue of limitations/settlements	(803)	(128)	(185)
Changes in interest and penalties	(13)	97	64
Balance at November 30,	$1,806	$2,161	$1,970

At November 30, 2010 and 2009, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,697 and $1,907, respectively.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  As of November 30, 2010 and 2009, the Company had $470 and $483, respectively, accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2010, will decrease by $12 over the next twelve months as a result of expected settlements with taxing authorities.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal year 2011; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Internal Revenue Service has completed its audits of the Company’s U.S. income tax returns through fiscal year 2009.  With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2004.

The provision for income taxes consisted of:

	2010	2009	2008
Current:
Federal	$35,292	$25,938	$36,240
State	2,526	970	2,975
Foreign	10,099	7,773	8,004
Deferred:
Federal	631	(1,564)	2,241
State	(1,085)	(53)	(72)
Foreign	(391)	755	(78)
	$47,072	$33,819	$49,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Earnings before income taxes and noncontrolling interests included the following components:

	2010	2009	2008

Domestic income	$109,303	$77,276	$120,815
Foreign income	34,120	28,373	24,556
	$143,423	$105,649	$145,371

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates.  The reasons for these differences are as follows:

	Percent of Pre-Tax Earnings
	2010	2009	2008
Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	0.6	1.3
Tax credits	-	(0.7)	(0.9)
Foreign taxes at different rates, net of credits	(1.6)	(1.7)	(0.7)
Domestic production activities deduction	(1.6)	(1.3)	(1.4)
Other, net	-	0.1	0.6
	32.8%	32.0%	33.9%

The components of the net deferred tax liability as of November 30, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Deferred compensation	$7,590	$9,019
Tax credits and carryforward items	3,146	2,822
Accounts receivable	6,092	6,185
Inventories	4,532	4,779
Pensions	24,036	23,932
Accrued liabilities and other	9,181	7,700
Valuation allowance	(1,658)	(2,328)
Total deferred tax assets, net	52,919	52,109

Deferred tax liabilities:
Percentage of completion	(413)	(40)
Plant assets	(21,202)	(21,981)
Goodwill and acquired intangible assets	(35,958)	(33,437)
Other deferred tax liabilities	(531)	(590)
Total deferred tax liabilities	(58,104)	(56,048)
Deferred tax liability, net	$(5,185)	$(3,939)

Of the foreign and state tax credits and foreign and state loss carryforwards, $2,795 expires in 2011 through 2029 and $352 may be carried over indefinitely.  The Company decreased the valuation allowance by $670 and $593 in 2010 and 2009, respectively, related to foreign and state net operating losses and foreign and state tax credit carryovers.  The valuation allowance reflects the estimated amount of deferred tax assets due to foreign net operating losses that may not be realized.  The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company did not repatriate any accumulated foreign earnings in 2010.  The Company repatriated $991 of accumulated foreign earnings in 2009 related to a Canadian subsidiary due to favorable tax rates.  For the Company’s other foreign subsidiaries, the Company has not provided deferred taxes on unremitted foreign earnings from certain foreign affiliates of approximately $104,157 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits could offset in part any incremental U.S. tax liability.  Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

K.	RESTRUCTURING CHARGES

In July 2006, the Company began a restructuring program focused on the heating, ventilating and air conditioning (“HVAC”) filter manufacturing operations within its Industrial/Environmental Filtration segment.  The HVAC restructuring program was substantially complete in fiscal year 2009.  All of the restructuring expenses were paid as of November 30, 2010.  As of November 30, 2009, all restructuring expenses were paid except for accrued severance of $28 related to Kentucky facilities, which is included in accrued liabilities.

Current Year Restructuring Charges

The Company did not incur any restructuring expenses during the year ended November 30, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

Donaldson

On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota, alleging that certain “ChannelFlow®” engine/mobile filters manufactured and sold by a subsidiary of the Company infringe one or more patents held by Donaldson. Through this lawsuit Donaldson seeks various remedies, including injunctive relief and monetary damages of an unspecified amount. Management believes that the products in question do not infringe the asserted patents and that such patents are invalid.  The Company is vigorously defending the action.

Antitrust/Qui Tam

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American engine filter manufacturer, including the Company's subsidiary, Baldwin Filters, Inc. (the “Defendant Group”), engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters.  This suit is a purported class action on behalf of direct purchasers of filters from the Defendant Group.  Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs against the Defendant Group in a variety of jurisdictions in the United States and Canada.

In addition, the Attorney General of the State of Florida and the County of Suffolk, New York have filed complaints against the Defendant Group based on these same allegations, and the Attorney General of the State of Washington requested various documents, information and cooperation, which the Company has agreed to provide.

In late 2010, William Burch, a former employee of two other defendants in the Defendant Group, brought an action under the United States False Claims Act and similar state statutes on behalf of the governments of the United States and approximately twenty individual states against the Defendant Group, based on these same allegations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Finally, the Company understands that the Antitrust Division of the Department of Justice (“DOJ”) was investigating the allegations raised in these suits and issued subpoenas in connection with that investigation.  The Company was not contacted by the DOJ in connection with the DOJ investigation and was not the subject of any subpoena.  Public reports indicate that the DOJ officially closed its investigation in January 2010 and took no action against any filter manufacturer.

All of the U.S cases, including the actions brought by and/or on behalf of governmental entities, have been consolidated into a single multi-district litigation in the Northern District of Illinois.  The Company believes all of these lawsuits and the claims made therein to be without merit and is vigorously defending them.

TransWeb/3M

On May 21, 2010, 3M Company and 3M Innovative Properties (“3M”) brought a lawsuit against TransWeb LLC (“TransWeb”), a company acquired in December 2010 (see Note R), in the United States District Court for the District of Minnesota, alleging that certain TransWeb products infringe certain 3M patents.  Shortly after receiving service of process in this litigation, TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe.  3M withdrew its Minnesota action, and the parties are currently litigating the matter in New Jersey.  The litigation in question was filed and underway before the Company acquired TransWeb in December 2010, but the Company assumed the risk of this litigation as a result of the acquisition.  The Company intends to vigorously defend the action and pursue related claims.

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

In addition to the matters cited above, the Company is involved in legal actions arising in the normal course of business.  The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter.  No such provisions have been taken in respect of the Donaldson, antitrust or TransWeb legal proceedings referred to above.

Other Contingencies

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

N.	INCENTIVE PLANS AND STOCK-BASED COMPENSATION

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

The following table summarizes compensation expense related to stock options during the years ended November 30, 2010, 2009 and 2008.

	2010	2009	2008
Pre-tax compensation expense	$3,632	$3,027	$3,368
Deferred tax benefits	(1,335)	(969)	(1,160)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	2,500	1,881	2,761

The following table summarizes activity with respect to nonqualified stock options granted by the Company and includes options granted under the 2009, 2004 and 1994 Incentive Plans.

	2010		2009		2008
	Shares Granted under Incentive Plans	Weighted Average Exercise Price	Shares Granted under Incentive Plans	Weighted Average Exercise Price	Shares Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,229,187	$27.43	3,132,111	$25.75	3,191,598	$23.79
Granted	482,510	$32.69	466,025	$31.94	477,900	$36.38
Exercised	(443,810)	$20.76	(322,236)	$16.40	(458,701)	$21.43
Surrendered	(38,477)	$33.02	(46,713)	$35.45	(78,686)	$35.86
Outstanding at end of year	3,229,410	$29.07	3,229,187	$27.43	3,132,111	$25.75

Options exercisable at end of year	2,347,852	$27.48	2,372,757	$25.02	2,486,807	$23.28

At November 30, 2010, there was $2,965 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 2.4 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2010.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$11.50 - $13.75	110,150	$13.39	$3,041	0.97	110,150	$13.39	$3,041	0.97
$16.01 - $22.80	565,020	$20.12	11,799	2.47	565,020	$20.12	11,799	2.47
$25.31 - $34.40	2,044,928	$30.61	21,237	6.37	1,315,552	$29.49	15,143	5.28
$35.11 - $38.23	509,312	$36.19	2,450	7.04	357,130	$36.07	1,761	7.03
	3,229,410	$29.07	$38,527	5.61	2,347,852	$27.48	$31,744	4.67

The following table summarizes information about stock option exercises during the fiscal years shown.

	2010	2009	2008
Fair value of options exercised	$2,450	$1,597	$2,542
Total intrinsic value of options exercised	7,547	4,975	7,535
Cash received upon exercise of options	5,703	2,479	7,649
Tax benefit realized from exercise of options	2,457	1,809	2,752
Addition to capital in excess of par value due to exercise of stock options	7,313	3,164	9,549

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2010	2009	2008
Weighted average fair value per option at the date of grant for options granted	$8.73	$7.62	$9.37
Risk-free interest rate	2.84%	1.91%	3.76%
Expected dividend yield	1.02%	1.25%	0.85%
Expected volatility factor	26.00%	24.16%	20.24%
Expected option term in years	6.2	6.1	6.1

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

Subsequent to the end of fiscal year 2010, the Company issued 432,250 options under the 2009 Incentive Plan with exercise prices of $42.86.

Restricted Stock Unit Awards

The Company’s restricted stock  unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive the dividends declared on common shares, which is treated as personal compensation.  Upon vesting, employees may elect to defer receipt of their shares.  There were 108,800 and 99,265 shares which were vested and deferred at November 30, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table summarizes compensation expense related to restricted stock unit awards during the years ended November 30, 2010, 2009 and 2008.

	2010	2009	2008
Pre-tax compensation expense	$970	$1,061	$1,106
Deferred tax benefits	(357)	(339)	(381)

Excess tax expense associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	(111)	(27)	(292)
Fair value of shares vested	983	790	712

The following table summarizes the restricted stock unit awards.

	2010		2009		2008
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	67,476	$34.01	57,724	$33.66	57,371	$29.76
Granted	34,128	$32.30	36,368	$32.78	25,989	$36.48
Vested	(28,898)	$34.01	(25,135)	$31.42	(25,636)	$27.79
Surrendered	(1,812)	$32.30	(1,481)	$34.19	-	-
Nonvested at end of year	70,894	$33.23	67,476	$34.01	57,724	$33.66

The Company has recognized $1,683 of compensation cost prior to November 30, 2010 related to nonvested restricted stock unit awards.  As of November 30, 2010, there was $673 of total unrecognized compensation cost related to restricted stock unit awards that the Company expects to recognize during fiscal years 2011 through 2013.

Subsequent to the end of fiscal year 2010, the Company issued 29,467 restricted stock unit awards, each with a fair value of $42.86 at the date of grant.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option.  The directors’ rights to the shares vest immediately on the date of grant; however, the shares cannot be sold for a six-month period from the date of grant.  The following table summarizes compensation expense related to directors’ restricted stock and the number of shares issued under the plans during the years ended November 30, 2010, 2009 and 2008.

	2010	2009	2008
Pre-tax compensation expense	$240	$210	$210
Shares of Company common stock issued under the plans	6,760	8,298	5,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount of 5%.  Effective January 1, 2006, the plan was amended to be in compliance with safe harbor rules so that the plan is not compensatory, and no expense is recognized related to the plan.  The Company issued stock under this plan as follows during the years ended November 30, 2010, 2009 and 2008.

	2010	2009	2008
Company stock issued under the plan	$1,096	$1,138	$1,234

O.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share reflects the impact of outstanding stock options, restricted stock and other stock-based arrangements.  The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2010	2009	2008
Weighted average number of shares outstanding	50,678,617	50,851,933	50,841,586

Dilutive effect of stock-based arrangements	477,612	268,353	623,942

Weighted average number of diluted shares outstanding	51,156,229	51,120,286	51,465,528

Net earnings attributable to CLARCOR Inc.	$96,081	$71,543	$95,654

Basic earnings per share	$1.90	$1.41	$1.88
Diluted earnings per share	$1.88	$1.40	$1.86

The following table provides additional information regarding the calculation of earnings per share and treasury stock transactions.

	2010	2009	2008
Weighted average exercise price per share of antidilutive options	$35.80	$34.28	$38.23
Number of options with exercises prices greater than the average market price excluded from the computation of dilutive earnings per share because the effect would have been antidilutive	646,349	1,297,675	5,325
Common stock repurchased and retired pursuant to the Company's $250,000 stock repurchase program	$16,277	$19,767	$37,260
Number of shares repurchased and retired pursuant to the Company's $250,000 stock repurchase program	445,991	688,200	1,000,000

On June 22, 2010, the Company’s Board of Directors approved a three-year, $250,000 stock repurchase program.  Pursuant to the authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on the Company’s stock price and market conditions.  At November 30, 2010, there was approximately $233,723 available for future purchase under the program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

Net sales represent sales to unaffiliated customers.  Intersegment sales were not material.  No single customer accounted for 10% or more of the Company’s consolidated 2010 sales.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

The following table provides segment data for the years ended November 30, 2010, 2009 and 2008:

	2010	2009	2008
Net sales:
Engine/Mobile Filtration	$446,104	$373,295	$439,033
Industrial/Environmental Filtration	470,359	461,000	543,112
Packaging	94,966	73,453	77,456
	$1,011,429	$907,748	$1,059,601

Operating profit:
Engine/Mobile Filtration	$92,246	$75,216	$99,420
Industrial/Environmental Filtration	43,515	24,712	45,848
Packaging	8,888	5,805	6,655
	144,649	105,733	151,923
Other expense, net	(1,226)	(84)	(6,552)

Earnings before income taxes	$143,423	$105,649	$145,371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	2010	2009	2008
Identifiable assets:
Engine/Mobile Filtration	$292,196	$252,747	$252,380
Industrial/Environmental Filtration	650,530	629,488	638,915
Packaging	40,450	36,456	37,949
Corporate	59,235	55,199	28,638
	$1,042,411	$973,890	$957,882

Additions to plant assets:
Engine/Mobile Filtration	$7,704	$8,360	$10,118
Industrial/Environmental Filtration	14,597	11,744	22,726
Packaging	2,152	1,399	1,983
Corporate	-	237	81
	$24,453	$21,740	$34,908

Depreciation and amortization:
Engine/Mobile Filtration	$9,810	$9,645	$10,334
Industrial/Environmental Filtration	17,151	17,322	16,217
Packaging	3,260	3,308	3,165
Corporate	700	687	672
	$30,921	$30,962	$30,388

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2010, 2009 and 2008.  Net sales by geographic area are based on sales to final customers within that region.

	2010	2009	2008
Net sales:
United States	$702,510	$634,057	$724,121
Europe	99,939	103,917	117,100
Other international	208,980	169,774	218,380
	$1,011,429	$907,748	$1,059,601

Plant assets, at cost, less accumulated depreciation
United States	$161,000	$170,398	$175,322
Europe	3,375	4,157	4,596
Other international	16,800	13,536	12,681
	$181,175	$188,091	$192,599

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Q.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The unaudited quarterly data for 2010 and 2009 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
Net sales	$215,131	$257,869	$262,770	$275,659
Gross profit	69,805	84,843	91,561	92,198
Net earnings	14,807	23,935	28,571	29,038
Net earnings attributable to CLARCOR Inc.	14,866	23,885	28,326	29,004
Net earnings per common share attributable to CLARCOR Inc.
Basic	$0.29	$0.47	$0.56	$0.57
Diluted	$0.29	$0.47	$0.55	$0.57
Dividends declared and paid	$0.0975	$0.0975	$0.0975	$0.1050

2009
Net sales	$213,690	$229,395	$230,271	$234,392
Gross profit	60,983	69,598	73,943	74,764
Net earnings	8,785	17,057	21,324	24,664
Net earnings attributable to CLARCOR Inc.	8,791	16,791	21,282	24,679
Net earnings per common share attributable to CLARCOR Inc.
Basic	$0.17	$0.33	$0.42	$0.49
Diluted	$0.17	$0.33	$0.42	$0.49
Dividends declared and paid	$0.0900	$0.0900	$0.0900	$0.0975

R.	SUBSEQUENT EVENT

On December 29, 2010, the Company acquired all of the outstanding equity interests in TransWeb, a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and HVAC filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb has supplied media to a subsidiary of the Company for several years.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of our filtration operating companies.  Transweb’s results will be included in the Industrial/Environmental Filtration segment from the date of acquisition.

TransWeb has been accused by 3M Company and one of its affiliates of violating certain 3M patents, and the parties are currently engaged in litigation in the United States District Court for the District of New Jersey (see Note M).  In this litigation TransWeb is seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe.  The Company intends to vigorously defend the action and pursue related claims.

The base purchase price to acquire TransWeb was approximately $29,000, excluding cash acquired, plus a potential earn-out payable to one of the former owners.  Of the base purchase price, the Company withheld approximately $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  The Company paid the balance of the purchase price with available cash.

CLARCOR Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended November 30, 2010, 2009 and 2008
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period

2010:
Allowance for losses on accounts receivable	$15,150	$94	$(727	)(A)	$(3,089	)(B)	$11,428

2009:
Allowance for losses on accounts receivable	$13,267	$3,099	$557	(A)	$(1,773	)(B)	$15,150

2008:
Allowance for losses on accounts receivable	$11,129	$3,269	$(39	)(A)	$(1,092	)(B)	$13,267

NOTES:
(A) Due to business acquisitions and reclassifications.
(B) Bad debts written off during year, net of recoveries.

S-1