Form 10-Q
period 2011-02-26
CLARCOR INC
filed 2011-03-18
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes ☐  No ☒

As of February 26, 2011, there were 50,414,409 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS		PAGE

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	*

Item 4.	[Removed and Reserved]	*

Item 5.	Other Information	*

Item 6.	Exhibits	36

* Item omitted because no answer is called for or item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	February 26,	February 27,
	2011	2010

Net sales	$245,720	$215,131
Cost of sales	164,767	145,326

Gross profit	80,953	69,805

Selling and administrative expenses	49,662	46,909

Operating profit	31,291	22,896

Other income (expense):
Interest expense	(44)	(123)
Interest income	37	21
Other, net	(200)	(392)

	(207)	(494)

Earnings before income taxes	31,084	22,402

Provision for income taxes	9,163	7,595

Net earnings	21,921	14,807

Net (earnings) loss attributable to noncontrolling interests	(40)	59

Net earnings attributable to CLARCOR Inc.	$21,881	$14,866

Net earnings per share attributable to CLARCOR Inc.:
Basic	$0.43	$0.29
Diluted	$0.43	$0.29

Weighted average number of shares outstanding:
Basic	50,568,499	50,594,234
Diluted	51,287,238	50,934,913

Dividends paid per share	$0.1050	$0.0975

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	February 26,	November 27,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$107,369	$117,022
Restricted cash	712	708
Accounts receivable, less allowance for losses of $11,620 for 2011 and $11,428 for 2010	185,061	188,186
Inventories	196,136	182,384
Deferred income taxes	25,086	25,081
Income taxes receivable	197	7,324
Prepaid expenses and other current assets	6,500	5,568
Total current assets	521,061	526,273

Plant assets, at cost, less accumulated depreciation of $281,907 and $275,372, respectively	186,659	181,175
Assets held for sale	2,000	2,000
Goodwill	236,811	228,105
Acquired intangibles, less accumulated amortization	102,873	91,174
Deferred income taxes	-	1,000
Other noncurrent assets	12,857	12,684
Total assets	$1,062,261	$1,042,411

LIABILITIES
Current liabilities:
Current portion of long-term debt	$136	$146
Accounts payable and accrued liabilities	138,545	160,206
Income taxes	3,098	3,105
Total current liabilities	141,779	163,457

Long-term debt, less current portion	17,351	17,331
Long-term pension and postretirement healthcare benefits liabilities	66,387	66,124
Deferred income taxes	30,763	31,266
Other long-term liabilities	20,256	5,138
Total liabilities	276,536	283,316

Contingencies
Redeemable noncontrolling interests	1,556	1,568

SHAREHOLDERS' EQUITY
Capital stock	50,414	50,335
Capital in excess of par value	37,285	33,698
Accumulated other comprehensive loss	(28,690)	(35,041)
Retained earnings	724,051	707,478
Total CLARCOR Inc. equity	783,060	756,470
Noncontrolling interests	1,109	1,057
Total shareholders' equity	784,169	757,527
Total liabilities and shareholders' equity	$1,062,261	$1,042,411

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 26,	February 27,
	2011	2010
Cash flows from operating activities:
Net earnings	$21,921	$14,807
Depreciation	6,998	6,989
Amortization	1,331	1,164
Other noncash items	(94)	1
Net gain on disposition of plant assets	(3)	-
Stock-based compensation expense	2,605	2,511
Excess tax benefit from stock-based compensation	(657)	(127)
Change in short-term investments	-	11,567
Change in assets and liabilities, excluding short-term investments	(23,271)	(1,750)
Net cash provided by operating activities	8,830	35,162

Cash flows from investing activities:
Restricted cash	46	103
Business acquisitions, net of cash acquired	(10,455)	-
Additions to plant assets	(3,492)	(5,996)
Proceeds from disposition of plant assets	34	74
Proceeds from insurance claims	-	557
Net cash used in investing activities	(13,867)	(5,262)

Cash flows from financing activities:
Net payments under multicurrency revolving credit agreement	-	(20,000)
Payments on long-term debt	(1,574)	(29)
Sale of capital stock under stock option and employee purchase plans	2,508	525
Purchase of treasury stock	(1,947)	-
Excess tax benefit from stock-based compensation	657	127
Cash dividends paid	(5,308)	(4,933)
Net cash used in financing activities	(5,664)	(24,310)
Net effect of exchange rate changes on cash	1,048	(3,760)
Net change in cash and cash equivalents	(9,653)	1,830
Cash and cash equivalents, beginning of period	117,022	59,277
Cash and cash equivalents, end of period	$107,369	$61,107

Cash paid during the period for:
Interest	$36	$1,037
Income taxes, net of refunds	$1,740	$6,328

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended February 26, 2011 and February 27, 2010 and the Consolidated Condensed Balance Sheet as of February 26, 2011 have been prepared by CLARCOR Inc. (“CLARCOR” or “the Company”) without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 27, 2010 (“2010 Form 10-K”).  The November 27, 2010 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2010 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended February 26, 2011, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s 2010 Form 10-K.

Inventories

Inventories are summarized as follows:

	February 26,	November 27,
	2011	2010
Raw materials	$72,078	$67,011
Work in process	27,962	26,219
Finished products	96,096	89,154
	$196,136	$182,384

New Accounting Guidance

 In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year, although early adoption is permitted.  The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The impact of adopting this guidance on November 28, 2010 was not material to the Consolidated Condensed Financial Statements.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

In December 2010, the FASB issued guidance to modify the steps a company performs in preparing its goodwill impairment test.  The guidance deals specifically with reporting units having zero or negative carrying amounts.  For those reporting units, a company is required to perform the second step of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that a goodwill impairment exists, a company should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  The Company does not expect the adoption of this guidance on December 4, 2011 to have a material impact on the Consolidated Condensed Financial Statements.

In December 2010, the FASB also issued guidance which amends the pro forma disclosure requirements for business combinations and specifies that if a public company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though business combinations occurring during the year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance also expands the pro forma disclosure requirements to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company does not expect the adoption of this guidance on December 4, 2011 to have a material impact on the Consolidated Condensed Financial Statements.

2.	BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

On December 29, 2010, the Company acquired 100% of the outstanding membership interests in TransWeb LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and HVAC filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb has supplied media to a subsidiary of the Company for several years.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of our filtration operating companies.  TransWeb’s results are included in the Industrial/Environmental Filtration segment from the date of acquisition.  Net sales and Operating profit attributable to TransWeb for the quarter ended February 26, 2011 were $2,375 and $334, respectively

The base purchase price to acquire TransWeb was $30,017, excluding cash acquired.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same (see Note 11).  A contingent liability for a potential earn-out payment to one of the former owners of $1,018, recorded at fair value by applying the income approach, was also recognized and is included in Other long-term liabilities in the Consolidated Condensed Balance Sheets.  The Company assumed existing long term debt of $1,544, which was immediately repaid in connection with the closing.  The Company paid the balance of the purchase price with available cash.  The Company is in the process of finalizing the valuation of assets acquired and liabilities assumed; therefore, the fair values set forth below are subject to adjustment once the valuations are completed.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The following condensed balance sheet is based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Cash	$14
Accounts receivable, less allowance for losses of $57	1,153
Inventory	1,045
Other current assets	93
Plant assets	7,291
Goodwill	7,976
Other acquired intangibles	13,000
Other assets	100
Total assets acquired	30,672
Accounts payable and accrued liabilities	(641)
Net assets acquired	$30,031

The fair value of the assets acquired includes accounts receivable, which are trade receivables.  The Company does not anticipate any amounts to be uncollectible.  The goodwill of $7,976, which is deductible for income tax purposes, represents the excess of cost over the fair value of the net tangible and intangible assets acquired.  Factors that contributed to a purchase price resulting in the recognition of goodwill included TransWeb’s strategic fit with the Company’s products and services as well as the ability to enhance the Company’s product offerings.

The fair value of the identifiable intangible assets and their respective lives are shown in the following table.

Identifiable Intangible Asset	Value	Estimated Useful Life
Customer relationships	$8,500	12 years
Developed technology	3,500	12 years
Trade names and trade marks	900	Indefinite
Non-compete agreements	100	2 years
Total fair value	$13,000

The acquisition-date estimated fair value of the contingent consideration payment of $1,018 was recorded as a component of the consideration transferred in exchange for the equity interests of TransWeb in accordance with accounting guidance.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature (see Note 6).  The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 11.9%.  The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Assuming this transaction had been made at the beginning of each of the periods presented, the consolidated pro-forma results would not be materially different from the results as reported. The Company incurred costs of $121 related to the acquisition of TransWeb which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,233 and $3,266, at February 26, 2011 and November 27, 2010, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the three months ended February 26, 2011, the Company did not receive any dividends from BPH.  During the three months ended February 27, 2010, the Company received dividends of $382 from BPH.  The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 15% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  The investment, with a carrying amount of $398 and $398, at February 26, 2011 and November 27, 2010, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  The Company has not received any dividends from Algae.

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Condensed Balance Sheets.  The Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable.  The Company has not recorded any accretion to date.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

3.	INCENTIVE PLANS AND STOCK-BASED COMPENSATION

On March 23, 2009, the shareholders of CLARCOR approved the 2009 Incentive Plan, which replaced the 2004 Incentive Plan.  The 2009 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock, performance awards and other awards to officers, directors and key employees of up to 3,800,000 shares during a ten-year period that ends in December 2019.  Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.  The key provisions of the Company’s stock-based incentive plans are described in Note N of the Company’s Consolidated Financial Statements included in the 2010 Form 10-K.

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

The following table summarizes compensation expense related to stock options during the quarter ended February 26, 2011 and February 27, 2010.

	Three Months Ended
	February 26,	February 27,
	2011	2010
Pre-tax compensation expense	$1,873	$1,778
Deferred tax benefits	(688)	(602)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	657	152

The following table summarizes activity with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Shares Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,229,410	$29.07
Granted	432,250	$42.86
Exercised	(98,448)	$23.15
Surrendered	(6,863)	$36.74
Outstanding at February 26, 2011	3,556,349	$30.90

Options exercisable at February 26, 2011	2,590,375	$28.46

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

At February 26, 2011, there was $5,712 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.9 years.

The following table summarizes information about the Company’s outstanding and exercisable options at February 26, 2011.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$11.50 - $13.75	79,711	$13.46	$2,208	0.76	79,711	$13.46	$2,208	0.76
$16.01 - $22.80	545,198	$20.11	11,470	2.22	545,198	$20.11	11,470	2.22
$25.31 - $34.40	1,996,135	$30.62	21,019	6.16	1,536,178	$30.06	17,038	5.48
$35.11 - $42.86	935,305	$39.25	2,508	8.17	429,288	$36.14	2,149	6.79
	3,556,349	$30.90	$37,205	5.96	2,590,375	$28.46	$32,865	4.87

The following table summarizes information about stock option exercises during the quarter ended February 26, 2011 and February 27, 2010.

	Three Months Ended
	February 26,	February 27,
	2011	2010
Fair value at issuance of options exercised	$616	$71
Total intrinsic value of options exercised	2,048	419
Cash received upon exercise of options	2,191	240
Tax benefit realized from exercise of options, net	655	152
Addition to capital in excess of par value due to exercise of stock options	2,750	372

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Three Months Ended
	February 26,	February 27,
	2011	2010
Weighted average fair value per option at the date of grant for options granted	$11.39	$8.38
Risk-free interest rate	2.42%	2.76%
Expected dividend yield	0.98%	1.25%
Expected volatility factor	25.84%	26.28%
Expected option term in years	6.1	5.7

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

The expected life selected for options granted during each year presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior.  Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant.  The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued.  Expected dividend yield is based on the estimated dividend yield determined on the date of issuance.

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 103,390 and 108,800 vested and deferred shares at February 26, 2011 and November 27, 2010, respectively.

The following table summarizes compensation expense related to restricted stock unit awards during the quarter ended February 26, 2011 and February 27, 2010.

	Three Months Ended
	February 26,	February 27,
	2011	2010
Pre-tax compensation expense	$732	$733
Deferred tax benefits	(269)	(248)
Excess tax expense associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	127	(25)
Fair value of shares vested	898	742
The following table summarizes the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	70,894	$33.23
Granted	29,467	$42.86
Vested	(26,710)	$33.60
Nonvested at February 26, 2011	73,651	$36.94

The Company has recognized $1,519 of compensation cost prior to February 26, 2011 related to nonvested restricted stock unit awards.  As of February 26, 2011, there was $1,204 of total unrecognized compensation cost related to nonvested restricted stock unit awards that the Company expects to recognize during fiscal years 2011 through 2014.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

4.	COMPREHENSIVE EARNINGS

Total comprehensive earnings and its components are as follows:

		Other Comprehensive Earnings, Net of Tax:
	Net Earnings (Loss)	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Total Comprehensive Earnings
Three Months Ended
February 26, 2011
CLARCOR Inc.	$21,881	$4,823	$1,528	$28,232
Non-redeemable noncontrolling interests	52	-	-	52
Redeemable noncontrolling interests	(12)	-	-	(12)
	$21,921	$4,823	$1,528	$28,272

February 27, 2010
CLARCOR Inc.	$14,866	$(7,369)	$623	$8,120
Non-redeemable noncontrolling interests	45	(3)	-	42
Redeemable noncontrolling interests	(104)	53	-	(51)
	$14,807	$(7,319)	$623	$8,111

The components of the ending balances of accumulated other comprehensive loss are as follows:

	February 26,	November 27,
	2011	2010
Pension liability, gross	$(55,734)	$(58,191)
Tax effect of pension liability	20,220	21,149
Pension liability, net of tax	(35,514)	(37,042)

Translation adjustments, gross	6,979	2,156
Tax effect of translation adjustments	(155)	(155)
Translation adjustments, net of tax	6,824	2,001
Accumulated other comprehensive loss	$(28,690)	$(35,041)

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

5.	GOODWILL AND ACQUIRED INTANGIBLES ASSETS

The following table reconciles the activity for goodwill by segment for the three months ended February 26, 2011.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 27, 2010	$21,634	$206,471	$-	$228,105
Acquisition	-	7,976	-	7,976
Currency translation adjustments	425	305	-	730
February 26, 2011	$22,059	$214,752	$-	$236,811

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
February 26, 2011
Trademarks, gross - indefinite lived	$603	$41,919	$-	$42,522
Trademarks, gross - finite lived	311	488	-	799
Accumulated amortization	(63)	(289)	-	(352)
Trademarks, net	$851	$42,118	$-	$42,969

Customer relationships, gross	$4,191	$42,688	$-	$46,879
Accumulated amortization	(1,412)	(11,262)	-	(12,674)
Customer relationships, net	$2,779	$31,426	$-	$34,205

Other acquired intangibles, gross	$243	$39,520	$-	$39,763
Accumulated amortization	(243)	(13,821)	-	(14,064)
Other acquired intangibles, net	$-	$25,699	$-	$25,699

Total	$3,630	$99,243	$-	$102,873

The following table summarizes estimated amortization expense for the next five fiscal years.

Fiscal year 2011	$5,549
Fiscal year 2012	5,474
Fiscal year 2013	5,411
Fiscal year 2014	5,217
Fiscal year 2015	5,204

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
February 26, 2011
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$893	$893	$-	$-
Mutual fund investments - bonds	353	353	-	-
Cash and equivalents	56	56	-	-
Total restricted trust	$1,302	$1,302	$-	$-

TransWeb contingent earn-out, included in Other long-term liabilities	$1,018	$-	$-	$1,018

November 27, 2010
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$879	$879	$-	$-
Mutual fund investments - bonds	357	357	-	-
Cash and equivalents	22	22	-	-
Total restricted trust	$1,258	$1,258	$-	$-

The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.  The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb (see Note 2).  There were no changes in the fair value determination methods or significant assumptions used in those methods during the quarter ended February 26, 2011.  There were no transfers between Level 1 and Level 2 during the quarter ended February 26, 2011.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable and the restricted trust, approximated the carrying values of those financial instruments at both February 26, 2011 and November 27, 2010.  An expected present value technique is used to estimate the fair value of long-term debt.  A fair value estimate of $16,853 and $16,892 for long-term debt at February 26, 2011 and November 27, 2010, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at February 26, 2011 and November 27, 2010 is $17,487 and $17,477, respectively.

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at February 26, 2011 and November 27, 2010 were as follows:

	February 26,	November 27,
	2011	2010
Accounts payable	$68,798	$64,630
Accrued salaries, wages and commissions	9,894	31,497
Compensated absences	7,789	8,172
Accrued insurance liabilities	11,200	11,473
Customer deposits	8,315	7,732
Other accrued liabilities	32,549	36,702
	$138,545	$160,206

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

Changes in the Company’s warranty accrual, which is included in Other accrued liabilities are as follows:

	Three Months Ended
	February 26,	February 27,
	2011	2010
Balance at beginning of period	$3,499	$3,989
Accruals for warranties issued during the period	264	148
Adjustments related to pre-existing warranties	(553)	23
Settlements made during the period	(170)	(178)
Other adjustments, including currency translation	39	(131)
Balance at end of period	$3,079	$3,851

The Company has letters of credit totaling $24,610 and $23,189 as of February 26, 2011 and November 27, 2010, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas.  The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins.  Commitment fees, letter of credit fees and other fees are also payable as provided in the credit agreement.  At February 26, 2011, there were no borrowings outstanding on the Credit Facility.  The Credit Facility includes a $75,000 letter of credit subline, against which $16,012 and $16,031 in letters of credit had been issued at February 26, 2011 and November 27, 2010, respectively.

The Company’s significant accounting policies for derivative instruments are described in Note A of the 2010 Form 10-K.  On January 2, 2008, the Company entered into a fixed rate interest swap agreement to manage its interest rate exposure on certain amounts outstanding under the Credit Facility.  The interest rate agreement expired January 1, 2010.  The interest rate agreement provided for the Company to receive interest at floating rates based on LIBOR and pay a 3.93% fixed interest rate plus an applicable margin on a notional amount of $100,000.  Payments pursuant to the interest rate agreement were settled on a net basis quarterly. Hedge accounting was not applied to the fixed rate interest swap agreement and therefore, unrealized gains or losses were recorded in interest expense in the Consolidated Condensed Statements of Earnings.  Periodic settlement payments or receipts were recorded as a component of cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

The following table reflects the net settlement payments on the fixed rate interest swap agreement for the quarter ended February 27, 2010.

Derivatives Not Designated as Hedging Instruments	Location	Three Months Ended
		February 27, 2010
Fixed rate interest swap agreement unrealized losses	Interest expense	$-
Fixed rate interest swap agreement net settlement payments	Cash flows from operating activities	961

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

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost and Company contributions for these plans were as follows:

	Three Months Ended
	February 26,	February 27,
	2011	2010
Pension Benefits:
Components of net periodic benefit cost:
Service cost	$492	$528
Interest cost	2,010	2,039
Expected return on plan assets	(1,920)	(1,785)
Amortization of unrecognized:
Prior service cost	(99)	(99)
Net actuarial loss	1,157	1,201
Net periodic benefit cost	1,640	1,884
Settlement cost	1,368	-
Total benefit cost	$3,008	$1,884

Cash contributions	$2,038	$93

	Three Months Ended
	February 26,	February 27,
	2011	2010
Postretirement Healthcare Benefits:
Components of net periodic benefit income:
Interest cost	$6	$8
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial gain	(32)	(32)
Net periodic benefit income	$(57)	$(55)

Cash contributions	$30	$39

During the three months ended February 26, 2011, the Company recorded settlement costs in connection with the retirement of one of its former executive officers.

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  The Company expects to contribute up to $15,400 to its U.S. qualified plans, $2,194 to its U.S. combined nonqualified plans, $403 to its non-U.S. plan and $121 to its postretirement healthcare benefit plan to pay benefits during 2011.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

In addition to the plan assets related to its qualified plans, the Company has also funded $1,302 and $1,258 at February 26, 2011 and November 27, 2010, respectively, into a restricted trust for its U.S. combined nonqualified plans, see Note 6.  This trust is included in other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Three Months Ended
	February 26,	February 27,
	2011	2010

Balance at beginning of period	$1,806	$2,161
Additions (reductions) for current period tax positions	96	(146)
Additions for prior period tax positions	-	39
Changes in interest and penalties	22	(6)
Balance at end of period	$1,924	$2,048

At February 26, 2011, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,787.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  As of February 26, 2011, the Company had $491 accrued for the payment of interest and penalties.

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

In late 2010, William Burch, a former employee of two other defendants in the Defendant Group, brought an action under the United States False Claims Act and similar state statutes on behalf of the governments of the United States and approximately twenty individual states against the Defendant Group, based on these same allegations (the "Qui Tam Action").  On March 1, 2011, Mr. Burch voluntarily dismissed Baldwin Filters, Inc. from this action, without prejudice, based on certain representations by Baldwin.  As such, Baldwin Filters, Inc. is no longer a defendant in the Qui Tam Action.

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

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

TransWeb/3M

On May 21, 2010, 3M Company and 3M Innovative Properties (“3M”) brought a lawsuit against TransWeb in the United States District Court for the District of Minnesota, alleging that certain TransWeb products infringe certain 3M patents.  Shortly after receiving service of process in this litigation, TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe.  3M withdrew its Minnesota action, and the parties are currently litigating the matter in New Jersey.  The litigation in question was filed and underway before the Company acquired TransWeb in December 2010, but the Company assumed the risk of this litigation as a result of the acquisition.  The Company intends to vigorously defend the action and pursue related claims.  The Company acquired TransWeb in December 2010 (see Note 2).  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  During the quarter ended February 26, 2011, the Company applied charges of $759 against the withheld payment, leaving a remaining balance of $16, 241.  At February 26, 2011, $2,500 is included in Other accrued liabilities and $13,741 is included in Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.

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

	Three Months Ended
	February 26,	February 27,
	2011	2010
Weighted average number of shares outstanding	50,568,499	50,594,234

Dilutive effect of stock-based arrangements	718,739	340,679

Weighted average number of diluted shares outstanding	51,287,238	50,934,913

Net earnings attributable to CLARCOR Inc.	$21,881	$14,866

Basic earnings per share	$0.43	$0.29
Diluted earnings per share	$0.43	$0.29

The following table provides additional information regarding the calculation of earnings per share and treasury stock transactions.

	Three Months Ended
	February 26,	February 27,
	2011	2010
Per share weighted average exercise price of antidilutive options	$-	$34.38
Number of antidilutive options with exercises prices greater than the average market price excluded from the computation of dilutive earnings per share	-	1,241,210
Common stock repurchased and retired pursuant to the Company's $250,000 stock repurchase program	$1,947	$-
Number of shares repurchased and retired pursuant to the Company's $250,000 stock repurchase program	45,000	-

As of February 26, 2011, there was approximately $231,776 available under the Company’s $250,000 stock repurchase program for future purchases.

CLARCOR Inc.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

13.	SEGMENT INFORMATION

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

	Three Months Ended
	February 26,	February 27,
	2011	2010
Net sales:
Engine/Mobile Filtration	$111,328	$96,428
Industrial/Environmental Filtration	112,119	102,027
Packaging	22,273	16,676
	$245,720	$215,131

Operating profit:
Engine/Mobile Filtration	$21,202	$17,862
Industrial/Environmental Filtration	7,248	4,283
Packaging	2,841	751
	31,291	22,896
Other expense, net	(207)	(494)

Earnings before income taxes	$31,084	$22,402

	February 26,	November 27,
	2011	2010
Identifiable assets:
Engine/Mobile Filtration	$295,028	$292,196
Industrial/Environmental Filtration	686,740	650,530
Packaging	40,746	40,450
Corporate	39,747	59,235
	$1,062,261	$1,042,411

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In millions except per share data)

	First Quarter
			Change
	2011	2010	$	%

Net sales	$245.7	$215.1	$30.6	14%

Cost of sales	164.8	145.3	19.5	13%

Gross profit	81.0	69.8	11.2	16%

Selling and administrative expenses	49.7	46.9	2.8	6%

Operating profit	31.3	22.9	8.4	37%

Other (expense)	(0.2)	(0.5)	0.3

Provision for income taxes	9.2	7.6	1.6	21%

Net earnings attributable to CLARCOR	21.9	14.9	7.0	47%

Weighted average diluted shares	51.3	50.9	0.4	1%

Diluted earnings per share attributable to CLARCOR	$0.43	$0.29	$0.14	48%

Percentages:

Gross margin	32.9%	32.5%		0.4 pt

Selling and administrative percentage	20.2%	21.8%		-1.6 pt

Operating margin	12.7%	10.6%		2.1 pt

Effective tax rate	29.5%	33.9%		-4.4 pt

Net earnings margin	8.9%	6.9%		2.0 pt

First Quarter

Our strong financial performance in the first quarter of 2011 compared with the first quarter of 2010 was primarily the result of the 14% or $30.6 million increase in net sales.  Net sales were higher in each of our operating segments.  The $14.9 million increase in our Engine/Mobile Filtration segment was driven by continued strength in heavy-duty engine filter sales in most of our end-markets both domestically and internationally.  The $10.1 million increase in our Industrial/Environmental Filtration segment was the result of stronger sales domestically in most of our end markets as a result of the improved economy.  The $5.6 million increase in net sales in our Packaging segment was due to continued strength in the smokeless tobacco, confection, spice and decorated flat sheet metal markets.

Our 32.9% gross margin percentage in the first quarter of 2011 was 0.4 points higher than the first quarter of 2010 and was our highest first quarter gross margin percentage in almost twenty years.  With our 14% increase in net sales, we were able to leverage our fixed manufacturing costs to generate improved gross margin percentages at all of our operating segments.  Our Packaging segment, where sales increased 34% from last year’s first quarter, showed the most significant improvement of 6.1 points.

Selling and administrative expenses as a percentage of net sales declined 1.6 points as we were able to leverage the 14% increase in net sales while increasing selling and administrative expenses only 6%.  The $2.8 million increase in selling and administrative expenses included a $1.3 million increase in pension costs due to the retirement of one of our former executive officers, a $0.6 million increase related to TransWeb which was not in the prior period and $1.0 million increase in legal costs related to on-going litigation.  On the strength of the improvement in both gross margin and selling and administrative expenses as a percentage of net sales, our operating margin increased 2.1 points from the first quarter of 2010.

Other Items

Other significant items impacting the comparison between the quarters presented are as follows:

•	Acquisitions

The acquisition of TransWeb in the first quarter of 2011 positively impacted sales by $2.4 million and operating profit by $0.3 million.  Operating profit at TransWeb was negatively influenced by a $0.2 million write-up of inventory pursuant to purchase accounting.  There were no acquisitions in 2010.

•	Foreign Exchange

The average exchange rate for foreign currencies versus the U.S. dollar positively impacted our translated U.S. dollar value of net sales by $0.3 million and operating profit by $0.2 million in the first quarter of 2011 versus the first quarter of 2010.  The U.S. dollar value of the Euro declined while the U.S. dollar value of certain other currencies increased including the Chinese Yuan Renminbi, the Australian Dollar and the South African Rand.

•	Other income (expense)

Interest expense

Interest expense decreased $0.1 million in the first quarter of 2011 compared with the first quarter of 2010.  This decrease is the result of our repayment of the outstanding balance on our line of credit during fiscal year 2010.  We had an average of $21.7 million outstanding on our line of credit in the first quarter of 2010 while we had no amounts outstanding in the first quarter of 2011.  The interest rate on our line of credit was 0.6% in the first quarter of 2010 which would have been consistent with the interest rate in the first quarter of 2011 if we had amounts outstanding.

Foreign currency gains and losses

Foreign currency losses included in other income (expense) declined $0.2 million in the first quarter of 2011 versus the first quarter of 2010.  Much of the foreign currency gain or loss was caused by the translation of cash accounts at foreign subsidiaries denominated in a currency other than their functional currency.

•	Provisions for income taxes

The 29.5% effective tax rate in the first quarter of 2011 included a $0.7 million benefit related to the extension of the research and experimentation tax credit in December 2010.  Effectively, we recognized a majority of our full year 2010 research and experimentation tax credit in the first quarter of 2011.  Excluding this benefit, our effective tax rate would have been approximately 32.0% in the first quarter of 2011.  The reduction in the effective tax rate from 33.9% in the first quarter of 2010 to the 32.0% adjusted effective tax rate in the first quarter of 2011 was the result of an increase in the domestic production activities deduction (“DPAD”) in the first quarter of 2001 as well as our recognition of the first quarter 2011 research and experimentation tax credit.

•	Shares outstanding

Average diluted shares outstanding increased 0.4 million in the first quarter of 2011 compared with the same period in 2010.  This increase primarily resulted from an increase in the dilutive effects of outstanding stock options due to a higher average stock price.

Commodity Prices

Although we have experienced higher material costs—notably in steel and media—these cost increases did not have a significant impact on our margins in the first quarter.  Many of our business units proactively purchased ahead in 2010 thus mitigating the impact of the recent commodity price increases in the first quarter.  In addition, our business units which manufacture filtration vessels or systems are typically able to time customer price quotations with steel purchases and are able to base quotations on actual material costs.

Going forward in 2011, we anticipate that higher commodity prices will increase our material costs.  However, we expect that we will be able to pass most of these higher material costs onto our customers.  Since a large majority of our business is in the after-market where we control our pricing sheets, we believe our ability to pass material cost increases onto our customers is greater than companies which deal primarily with OEMs.  In addition, due to the nature of our after-market filtration products, we believe our customer demand is rather inelastic—meaning reasonable price increases do not significantly impact customer demand.  We enacted a customer price increase at one of our larger business units at the end of the first quarter and anticipate a customer price increase at another larger business unit in the second quarter.  Based upon our anticipated ability to recover material cost through pricing without significantly impacting demand, we do not expect that higher material costs will have a significantly negative impact on our operating margins in 2011.

SEGMENT ANALYSIS

	First Quarter
(Dollars in millions)	2011	% Total	2010	% Total

Net sales:
Engine/Mobile Filtration	$111.3	45%	$96.4	45%
Industrial/Environmental Filtration	112.1	46%	102.0	47%
Packaging	22.3	9%	16.7	8%
	$245.7	100%	$215.1	100%

Operating profit:
Engine/Mobile Filtration	$21.2	68%	$17.9	78%
Industrial/Environmental Filtration	7.3	23%	4.3	19%
Packaging	2.8	9%	0.7	3%
	$31.3	100%	$22.9	100%

Operating margin:
Engine/Mobile Filtration	19.0%		18.5%
Industrial/Environmental Filtration	6.5%		4.2%
Packaging	12.8%		4.5%
	12.7%		10.6%

Engine/Mobile Filtration Segment

	First Quarter
			Change
(Dollars in millions)	2011	2010	$	%

Net sales	$111.3	$96.4	$14.9	15%

Operating profit	21.2	17.9	3.3	19%

Operating margin	19.0%	18.5%		0.5 pt

Our Engine/Mobile Filtration segment primarily sells after-market filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment is Baldwin branded engine filters for heavy-duty trucks.

The net sales increase for our Engine/Mobile Filtration segment in the first quarter of 2011 as compared to the same prior year period is detailed in the following table:

First
(Dollars in millions)	Quarter

2010	$96.4

U.S. net sales	7.6
Foreign net sales (including export)	6.5
Foreign exchange	0.8
Net increase	14.9

2011	$111.3

The net increase in U.S. net sales for the Engine/Mobile Filtration segment in the first quarter of 2011 as compared to the same prior year period is detailed as follows:

First
(Dollars in millions)	Quarter

Heavy-duty engine filters	$6.4
Locomotive filters	1.2

Increase in U.S. net sales	$7.6

Our sales of heavy-duty engine filters in the U.S. continue to be positively influenced by continued strength in the U.S. trucking industry.  Heavy-duty truck tonnage in the U.S. was approximately 6% higher in our first two fiscal months of 2011 compared with the same period in 2010 and was at its highest level since February 2008.  Our U.S. sales of locomotive filters increased approximately 14% in the first quarter of 2011 compared to the first quarter of 2010 due to the continuing recovery in U.S. rail activity.  According to the Association of American Railroads, approximately 132,000 freight cars were removed from storage during calendar year 2010.  As of the beginning of February 2011, 20.8% of the U.S. freight car fleet was in storage, down from a peak of 31.9% in July 2009.

The increase in net sales (adjusted for changes in foreign currency) outside the U.S. was primarily due to a $4.5 million, or 69%, increase in net sales in China which was positively impacted by market growth and penetration.  The remainder $2.0 million foreign net sales increase was spread through many end markets.

The increase in operating profit in the Engine/Mobile Filtration segment was driven by the higher heavy-duty engine filter sales.  Our operating margin increased as we were able to leverage our fixed manufacturing and administrative costs.  Our material cost as a percentage of net sales remained relatively flat in the first quarter of 2011 compared with the same period last year.  Although selling and administrative expenses decreased as a percentage of net sales, total selling and administrative expenses increased as we incurred increased legal expenses, as well as various other administrative costs to support our continued growth both domestically and abroad.  We estimate that the change in average foreign exchange rates from the first quarter of 2010 to the first quarter of 2011 positively influenced the translated U.S. dollar value of operating profit by $0.3 million.

Industrial/Environmental Filtration Segment

	First Quarter
			Change
(Dollars in millions)	2011	2010	$	%

Net sales	$112.1	$102.0	$10.1	10%

Operating profit	7.3	4.3	3.0	69%

Operating margin	6.5%	4.2%		2.3 pt

Our Industrial/Environmental Filtration segment sells a large variety of filtration products to various end-markets.  Included in this market are air filters, natural gas vessels and replacement filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

The change in net sales for our Industrial/Environmental Filtration segment in the first quarter of 2011 as compared to the same prior year period is detailed in the following table:

First
(Dollars in millions)	Quarter

2010	$102.0

U.S. net sales	7.7
Foreign net sales (including export)	3.0
Foreign exchange	(0.6)
Net increase	10.1

2011	$112.1

The net increase in U.S. net sales for the Industrial/Environmental Filtration segment in the first quarter of 2011 as compared to the same prior year period is detailed as follows:

First
(Dollars in millions)	Quarter

Air filtration	$3.3
TransWeb acquisition	2.1
Aviation - vessels and aftermarket filters	1.5
Aerospace, oil drilling and other industrial filters	1.3
Filter sales through Total Filtration Services (“TFS”)	1.2
Natural gas - vessels and aftermarket filters	(1.0)
Other	(0.7)

Increase in U.S. net sales	$7.7

•
The increase in U.S. net sales of air filtration products was due to a combination of an improvement in the U.S. economy, an introduction of new product offerings and an increase in market share.  In addition, U.S. net sales in the first quarter of 2010 were negatively affected by adverse weather conditions which impacted sales to some of our industrial customers.

•
U.S. net sales pursuant to the TransWeb acquisition include only two months of sales since the acquisition was completed at the end of December 2010.  TransWeb also had $0.3 million of foreign net sales.

•
The increase in U.S. net sales of aviation vessels and after-market filters was across commercial, military and industrial markets as we have seen higher sales activity driven by the general improvement in the U.S. economy.

•
The increase in U.S. net sales to the aerospace, oil drilling and other industrial markets was the result of higher sales to virtually all markets including sales of wire mesh filters to the fibers and plastics industries.

•
The increase in U.S. net sales at TFS was the result of increased filter sales to automotive and other markets including aerospace, chemical and general industrial.  Filter sales to the automotive industry increased $0.3 million as the U.S. automotive industry continues its recovery.  These filters were primarily air filters used in automotive manufacturing and other facilities.

•
Net sales in the U.S. natural gas market declined primarily as a result of a reduction in vessel sales offset in part by an increase in replacement filter sales as we continue to focus on the growth of our after-market filter business.  The reduction in vessel sales was driven by both a reduction in volume and price as fewer natural gas pipelines are being built due to the lower price of natural gas.

The increase in foreign net sales for the first quarter of 2011 was driven by a $1.6 million increase in natural gas vessels sales and increased after-market filter sales in Canada.  We have increased our resources in the Canadian natural gas market over the past year.  An additional $1.3 million increase resulted from higher sales of filtration products for off-shore oil drilling outside the U.S. primarily off the coast of Singapore.  We experienced additional higher foreign net sales in various other non-European markets offset by a reduction in vessel and filter sales in Spain, which has been negatively impacted by continuing economic and financial issues.

The increase in operating profit at our Industrial/Environmental Filtration segment was driven by the 10% increase in net sales.  The 2.3 point improvement in operating margin was driven by a 2.2 point reduction in selling and administrative expenses as a percentage of net sales as we leveraged higher net sales.  The 0.1 point increase in gross margin percentage was negatively impacted by a $0.2 million write-up of inventory pursuant to purchase accounting for the TransWeb acquisition in addition to increased sales mix of our air filtration products which generate lower gross margins than some of our other industrial products.  We estimate that the change in average foreign exchange rates from the first quarter of 2010 to the first quarter of 2011 negatively influenced the translated U.S. dollar value of operating profit by $0.1 million.

Packaging Segment

	First Quarter
			Change
(Dollars in millions)	2011	2010	$	%

Net sales	$22.3	$16.7	$5.6	33%

Operating profit	2.8	0.7	2.1	281%

Operating margin	12.8%	4.5%		8.3 pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

The increase in net sales at our Packaging segment was the result of strength in several of our end-markets including smokeless tobacco, confection, spice and decorated flat sheet metal.  Included in these first quarter sales was $0.5 million received from a customer for the sale of one of our product patents.  Sales of packaging to the smokeless tobacco industry accounted for $2.6 million of the net sales increase.  Operating profit increased primarily due to our ability to leverage fixed manufacturing and administrative costs with this increase in net sales.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position remains strong with adequate cash resources and sufficient borrowing capacity under our line of credit.  In the first quarter of 2008, we entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which we may borrow up to $250.0 million under a selection of currencies and rate formulas.  We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under the Credit Facility.  At our election, the interest rate is based upon either a defined base rate or the LIBOR interest rate plus or minus applicable margins.  At the end of the first quarter of 2011, the LIBOR interest rate plus margin was 0.6%.  At the end of the first quarter of 2011, there were no amounts outstanding on the Credit Facility.  However, we had $16.0 million outstanding on a $75.0 million letter of credit subline.  Accordingly, we had $234.0 million available for further borrowing at the end of the first quarter of 2011.

Cash and cash equivalents and restricted cash decreased $9.7 million to $108.1 million at the end of the first quarter of 2011 from $117.7 million at fiscal year-end 2010.  Of the $108.1 million of cash at the end of the first quarter of 2011, approximately $72.5 million was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds at these institutions are not at significant risk.  The current ratio of 3.7 at the end of the first quarter of 2011 was greater than the current ratio of 3.2 at fiscal year-end 2010.  The increase in the current ratio was the result of a $24.2 million decrease in current liabilities primarily due to a reduction in the amount accrued for company-wide incentive compensation which was paid subsequent to year-end 2010.

Total long-term debt of $17.4 million at the end of the first quarter of 2011 included $15.8 million outstanding on industrial revenue bonds and $1.6 million of other long-term debt.  At the end of the first quarter of 2011 and at fiscal year-end 2010, we were in compliance with all financial covenants as included in the Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 2.2% at the end of the first quarter of 2011 compared to 2.3% at fiscal year-end 2010.

We had 50.4 million shares of common stock outstanding at the end of the first quarter of 2011, an increase of 0.1 million from fiscal year-end 2010.  Shares issued pursuant to stock incentive plans were partially offset by shares repurchased in the first quarter of 2011.  Shareholders’ equity increased to $784.2 million at the end of the first quarter of 2011 compared to $757.5 million at fiscal year-end 2010.  This $26.7 million increase resulted mainly from additional net earnings of $21.9 million, items related to stock compensation and option activity pursuant to incentive plans of $5.6 million, pension amounts affecting accumulated other comprehensive loss of $1.6 million and currency translation adjustments of $4.8 million partially offset by stock repurchases of $1.9 million and dividend payments of $5.3 million.

Net cash provided by operating activities decreased $26.4 million to $8.8 million in the first quarter of 2011 from $35.2 million in the first quarter of 2010.  This decrease was driven primarily by an increase in cash used for changes in working capital of $21.5 million and an $11.6 million decrease in cash flow from changes in short-term investments offset by additional net earnings of $7.1 million.  The $11.6 million cash inflow from the reduction in short-term investments in the first quarter of 2010 was the result of our need to convert a portion of our short-term investments into cash.  The additional cash outflow for working capital was driven by payments of approximately $27.7 million in the first quarter of 2011 for our 2010 company-wide incentive compensation plan.

Net cash used in investing activities increased $8.6 million to $13.9 million in the first quarter of 2011 compared with $5.3 million in the first quarter of 2010.  This increase was primarily due to $10.5 million in cash paid pursuant to the TransWeb acquisition in the first quarter of 2011 offset by a $2.5 million reduction in amounts paid for additions to plant assets.

Net cash used in the financing activities decreased $18.7 million in the first quarter of 2011 compared with the first quarter of 2010 primarily as the result the $20.0 million pay down of the Credit Facility in the first quarter of 2010 offset by a $1.9 million outflow in the first quarter of 2011 for the purchase of treasury stock.

We believe that our current operations will continue to generate cash and that sufficient borrowings under the Credit Facility remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, provide for interest payments and required principal payments related to debt agreements, fund pension plan contributions and repurchase common stock.  We also continue to assess acquisition opportunities in related filtration businesses that would expand our market base, distribution coverage or product offerings.  Any such acquisitions potentially would affect operating cash flows and require changes in our debt and capitalization.   In addition, capital market disruptions may affect the cost or availability of future borrowings.  We have no material long-term purchase commitments.  We will also continue to assess repurchases of our common stock.  We repurchased forty-five thousand shares of our common stock for $1.9 million in the first quarter of 2011 at an approximate average price of $43.26.  At the end of the first quarter of 2011, there was $231.8 million available for future repurchases under the current authorization of $250.0 million approved by the Board of Directors in June 2010.  Future repurchases may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the first quarter of 2011, our liability for uncertain income tax provisions was $1.9 million, including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2010 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first quarter of 2011 or fiscal 2010.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2010 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes in our critical accounting policies set forth in our 2010 Form 10-K.  These policies have been consistently applied in all material respects.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

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

Outlook

Based upon our strong operating results in the first quarter, we believe we are well positioned to continue our growth and financial performance for the remainder of 2011.  Accordingly, we are raising our 2011 diluted earnings per share guidance to be in the range of $2.20 to $2.35, an increase of $0.10 from our previous guidance of $2.10 to $2.25.

Updated anticipated sales growth and operating margin by segment and on a consolidated basis are as follows:

	2011 Estimated	2011 Estimated
	Sales Growth	Operating Margin

Engine/Mobile Filtration	12.0% to 14.0%	20.5% to 22.5%

Industrial/Environmental Filtration	13.0% to 15.0%	10.0% to 11.0%

Packaging	-9.0% to -7.0%	8.0% to 9.0%

CLARCOR	10.5% to 12.5%	14.5% to 16.0%

We expect 2011 cash from operations will be between $115 and $125 million, capital expenditures will be between $30 and $40 million and our effective tax rate will range between 31.5% and 32.5%.  Our 2011 updated guidance includes the impact of the TransWeb acquisition.

Forward-Looking Information is Subject to Risk and Uncertainty

This First Quarter 2011 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

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

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations, including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, and (15) other factors described in more detail in the “Risk Factors” section of our 2010 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may differ materially from our past results as a result of various risks and uncertainties, including these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2011 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this First Quarter 2011 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this First Quarter 2011 Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense on long-term debt is sensitive to changes in interest rates.  In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies.  Market risks are also discussed in our 2010 Form 10-K in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”.  There have been no material changes to the disclosure regarding market risk set forth in our 2010 Form 10-K.

Item 4. Controls and Procedures

We have established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Norman E. Johnson, Chairman of the Board and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 26, 2011.  Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a – 15(e) of the Exchange Act were effective as of February 26, 2011, in achieving the objectives for which they were designed.  No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended February 26, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this First Quarter 2011 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2010, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 45,000 shares of our common stock during the fiscal quarter ended February 26, 2011.  The amount of $231,776,257 remained available for purchase under such program at the end of the First Quarter of 2011.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan

November 28, 2010 through December 31, 2010	-	$-	-	$233,722,827
January 1, 2011 through January 31, 2011	-	$-	-	$233,722,827
February 1, 2011 through February 26, 2011	45,000	$43.26	45,000	$231,776,257
Total	45,000		45,000

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	** 101.INS	XBRL Instance Document ++
	** 101.SCH	XBRL Taxonomy Extension Schema Document ++
	** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase ++
	** 101.LAB	XBRL Taxonomy Extension Label Linkbase ++
	** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase ++

*	Filed herewith.
**	Submitted electronically with this 2011 Quarterly Report on Form 10-Q.
++
XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

March 18, 2011	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson
Chairman of the Board and Chief Executive Officer

March 18, 2011	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer