Form 10-Q
period 2011-05-28
CLARCOR INC
filed 2011-06-17
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission File Number 1-11024

CLARCOR Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	36-0922490
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

840 Crescent Centre Drive, Suite 600, Franklin, Tennessee 37067
(Address of principal executive offices)

Registrant’s telephone number, including area code:	615-771-3100

No Change
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes __  No X

As of May 28, 2011, there were 50,410,377 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS		PAGE

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	*
Item 4.	[Removed and Reserved]	*
Item 5.	Other Information	*
Item 6.	Exhibits	35

* Item omitted because no answer is called for or item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net sales	$288,533	$257,869	$534,253	$473,000
Cost of sales	189,071	173,026	353,838	318,352

Gross profit	99,462	84,843	180,415	154,648

Selling and administrative expenses	50,682	48,631	100,344	95,540

Operating profit	48,780	36,212	80,071	59,108

Other income (expense):
Interest expense	(221)	(114)	(265)	(237)
Interest income	239	95	276	116
Other, net	(228)	(205)	(428)	(597)
	(210)	(224)	(417)	(718)

Earnings before income taxes	48,570	35,988	79,654	58,390

Provision for income taxes	15,689	12,053	24,852	19,648

Net earnings	32,881	23,935	54,802	38,742

Net (earnings) loss attributable to noncontrolling interests	(73)	(50)	(113)	9

Net earnings attributable to CLARCOR Inc.	$32,808	$23,885	$54,689	$38,751

Net earnings per share attributable to CLARCOR Inc.:
Basic	$0.65	$0.47	$1.08	$0.76
Diluted	$0.64	$0.47	$1.07	$0.76

Weighted average number of shares outstanding:
Basic	50,594,963	50,716,443	50,581,731	50,661,061
Diluted	51,282,383	51,042,817	51,284,811	50,902,545

Dividends paid per share	$0.1050	$0.0975	$0.2100	$0.1950

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	May 28, 2011	November 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$121,943	$117,022
Restricted cash	877	708
Accounts receivable, less allowance for losses of $11,296 and $11,428, respectively	198,953	188,186
Inventories	207,341	182,384
Deferred income taxes	24,956	25,081
Income taxes receivable	—	7,324
Prepaid expenses and other current assets	6,349	5,568
Total current assets	560,419	526,273

Plant assets, at cost, less accumulated depreciation of $287,054 and $275,372, respectively	184,466	181,175
Assets held for sale	2,000	2,000
Goodwill	237,163	228,105
Acquired intangibles, less accumulated amortization	101,499	91,174
Deferred income taxes	—	1,000
Other noncurrent assets	13,457	12,684
Total assets	$1,099,004	$1,042,411

LIABILITIES
Current liabilities:
Current portion of long-term debt	$95	$146
Accounts payable and accrued liabilities	144,053	160,206
Income taxes	5,678	3,105
Total current liabilities	149,826	163,457

Long-term debt, less current portion	17,270	17,331
Long-term pension and postretirement healthcare benefits liabilities	66,651	66,124
Deferred income taxes	30,650	31,266
Other long-term liabilities	18,253	5,138
Total liabilities	282,650	283,316

Contingencies
Redeemable noncontrolling interests	1,456	1,568

SHAREHOLDERS' EQUITY
Capital stock	50,410	50,335
Capital in excess of par value	35,183	33,698
Accumulated other comprehensive loss	(23,407)	(35,041)
Retained earnings	751,550	707,478
Total CLARCOR Inc. equity	813,736	756,470
Noncontrolling interests	1,162	1,057
Total shareholders' equity	814,898	757,527
Total liabilities and shareholders' equity	$1,099,004	$1,042,411

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	May 28, 2011	May 29, 2010
Cash flows from operating activities:
Net earnings	$54,802	$38,742
Depreciation	13,956	13,805
Amortization	2,750	2,423
Other noncash items	(175)	(102)
Net loss on disposition of plant assets	31	—
Stock-based compensation expense	3,700	3,362
Excess tax benefit from stock-based compensation	(2,041)	(1,722)
Change in short-term investments	—	32,171
Change in assets and liabilities, excluding short-term investments	(33,867)	(18,708)
Net cash provided by operating activities	39,156	69,971

Cash flows from investing activities:
Restricted cash	172	(28)
Business acquisitions, net of cash acquired	(10,455)	—
Additions to plant assets	(9,271)	(11,257)
Proceeds from disposition of plant assets	233	—
Proceeds from insurance claims	—	557
Other, net	—	153
Net cash used in investing activities	(19,321)	(10,575)

Cash flows from financing activities:
Net payments under multicurrency revolving credit agreement	—	(35,000)
Borrowings under long-term debt	—	354
Payments on long-term debt	(1,797)	(73)
Sale of capital stock under stock option and employee purchase plans	5,820	3,963
Purchase of treasury stock	(8,892)	—
Excess tax benefit from stock-based compensation	2,041	1,722
Cash dividends paid	(10,618)	(9,870)
Net cash used in financing activities	(13,446)	(38,904)
Net effect of exchange rate changes on cash	(1,468)	(4,108)
Net change in cash and cash equivalents	4,921	16,384
Cash and cash equivalents, beginning of period	117,022	59,277
Cash and cash equivalents, end of period	$121,943	$75,661

Cash paid during the period for:
Interest	$70	$1,076
Income taxes, net of refunds	$13,785	$24,426

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

The Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended May 28, 2011 and May 29, 2010 and the Consolidated Condensed Balance Sheet as of May 28, 2011 have been prepared by CLARCOR Inc. (“CLARCOR” or “the Company”) without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 27, 2010 (“2010 Form 10-K”).  The November 27, 2010 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2010 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended May 28, 2011, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the Company’s 2010 Form 10-K.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	May 28, 2011	November 27, 2010
Raw materials	$77,089	$67,011
Work in process	29,278	26,219
Finished products	100,974	89,154
	$207,341	$182,384

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

In December 2010, the FASB issued guidance which amends the pro forma disclosure requirements for business combinations and specifies that if a public company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though business combinations occurring during the year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance also expands the pro forma disclosure requirements to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The Company does not expect the adoption of this guidance on December 4, 2011 to have a material impact on the Consolidated Condensed Financial Statements.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

In May 2011, the FASB issued guidance amending fair value measurement and disclosure requirements in order to align U.S. GAAP and International Financial Reporting Standards ("IFRS"). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company does not expect the adoption of this guidance on February 27, 2012 to have a material impact on the Consolidated Condensed Financial Statements.

2.     BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

On December 29, 2010, the Company acquired 100% of the outstanding membership interests in TransWeb LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and heating, ventilation and air conditioning ("HVAC") filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb has supplied media to a subsidiary of the Company for several years.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of the Company's filtration operating companies.  TransWeb’s results are included in the Industrial/Environmental Filtration segment from the date of acquisition.  Net sales and Operating profit attributable to TransWeb for the quarter ended May 28, 2011 were $2,518 and $140, respectively. Net sales and Operating profit attributable to TransWeb for the six months ended May 28, 2011 were $4,893 and $474, respectively.

The base purchase price to acquire TransWeb was $30,017, excluding cash acquired.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of 3M litigation, which funds may be used by the Company in connection with the same (see Note 11).  A contingent liability for a potential earn-out payment to one of the former owners of $1,018, recorded at fair value by applying the income approach, was also recognized and is included in Other long-term liabilities in the Consolidated Condensed Balance Sheets.  The Company assumed existing long term debt of $1,544, which was immediately repaid in connection with the closing.  The Company paid the balance of the purchase price with available cash.

The following condensed balance sheet is based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Cash	$14
Accounts receivable	1,153
Inventory	1,045
Other current assets	93
Plant assets	7,291
Goodwill	7,976
Other acquired intangibles	13,000
Other assets	100
Total assets acquired	30,672
Accounts payable and accrued liabilities	(641)
Net assets acquired	$30,031

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The fair value of the identifiable intangible assets and their respective lives are shown in the following table.

Identifiable Intangible Asset	Value	Estimated Useful Life
Customer relationships	$8,500	12 years
Developed technology	3,500	12 years
Trade names and trademarks	900	Indefinite
Non-compete agreements	100	2 years
Total fair value	$13,000

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

Assuming this transaction had been made at the beginning of each of the periods presented, the consolidated pro-forma results would not be materially different from the results as reported. The Company incurred costs of $134 related to the acquisition of TransWeb which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the company over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,351 and $3,266, at May 28, 2011 and November 27, 2010, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the six months ended ended May 28, 2011, the Company did not receive any dividends from BPH.  During the six months ended May 29, 2010, the Company received dividends of $382 from BPH.  The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 15% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  The investment, with a carrying amount of $398 and $398, at May 28, 2011 and November 27, 2010, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  The Company has not received any dividends from Algae.

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

The following table summarizes information related to stock options during the quarter and six months ended May 28, 2011 and May 29, 2010.

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Pre-tax compensation expense	$977	$752	$2,850	$2,530
Deferred tax benefits	(359)	(249)	(1,047)	(851)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	1,384	1,631	2,041	1,783

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The following table summarizes activity with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Shares Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,229,410	$29.07
Granted	492,250	$43.01
Exercised	(322,872)	$24.35
Surrendered	(9,475)	$36.24
Outstanding at May 28, 2011	3,389,313	$31.52

Options exercisable at May 28, 2011	2,425,351	$29.18

 At May 28, 2011, there was $5,589 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.61 years.

The following table summarizes information about the Company’s outstanding and exercisable options at May 28, 2011.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$11.50 - $13.75	32,300	$13.05	$943	0.48	32,300	$13.05	$943	0.48
$16.01 - $22.80	465,434	$19.74	10,475	2.05	465,434	$19.74	10,475	2.05
$25.31 - $34.40	1,916,307	$30.59	22,354	5.95	1,457,200	$29.98	17,874	5.26
$35.11 - $38.23	486,322	$36.18	2,953	6.54	410,067	$36.12	2,512	6.54
$42.86 - $44.07	488,950	$43.01	—	9.58	60,350	$44.06	—	9.83
	3,389,313	$31.52	$36,725	5.97	2,425,351	$29.18	$31,804	4.91

The following table summarizes information about stock option exercises during the quarter and six months ended May 28, 2011 and May 29, 2010.

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Fair value at issuance of options exercised	$1,495	$1,671	$2,111	$1,742
Total intrinsic value of options exercised	4,510	4,474	6,558	4,893
Cash received upon exercise of options	3,046	3,184	5,237	3,424
Tax benefit realized from exercise of options, net	1,380	1,624	2,035	1,776
Addition to capital in excess of par value due to exercise of stock options	3,244	4,035	5,994	4,407

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Six Months Ended
	May 28, 2011	May 29, 2010
Weighted average fair value per option at the date of grant for options granted	$11.73	$8.72
Risk-free interest rate	2.52%	2.76%
Expected dividend yield	0.95%	1.25%
Expected volatility factor	25.53%	26.28%
Expected option term in years	6.4	5.7

The expected option term in years selected for options granted during each period presented represents the period of time that the options are expected to be outstanding based on historical data of option holder exercise and termination behavior.  Expected volatilities are based upon historical volatility of the Company’s monthly stock closing prices over a period equal to the expected life of each option grant.  The risk-free interest rate is selected based on yields from U.S. Treasury zero-coupon issues with a remaining term approximately equal to the expected term of the options being valued.  Expected dividend yield is based on the estimated dividend yield determined on the date of issuance.

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 103,390 and 108,800 vested and deferred shares at May 28, 2011 and November 27, 2010, respectively.

The following table summarizes information related to restricted stock unit awards during the quarter and six months ended May 28, 2011 and May 29, 2010.

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Pre-tax compensation expense	$118	$99	$850	$832
Deferred tax benefits	(43)	(32)	(312)	(280)
Excess tax (expense) benefit associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	(44)	(36)	83	(61)
Fair value of shares vested	7	—	905	742

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The following table summarizes the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	70,894	$33.23
Granted	29,467	$42.86
Vested	(26,937)	$33.60
Nonvested at May 28, 2011	73,424	$36.96

The Company has recognized $1,640 of compensation cost prior to May 28, 2011 related to nonvested restricted stock unit awards.  As of May 28, 2011, there was $1,085 of total unrecognized compensation cost related to nonvested restricted stock unit awards that the Company expects to recognize during fiscal years 2011 through 2014.

4.     COMPREHENSIVE EARNINGS

Total comprehensive earnings and its components are as follows:

	Other Comprehensive Earnings, Net of Tax:
	Net Earnings	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Total Comprehensive Earnings (Loss)
Quarter Ended
May 28, 2011
CLARCOR Inc.	$32,808	$4,605	$678	$38,091
Non-redeemable noncontrolling interests	54	1	—	55
Redeemable noncontrolling interests	19	(119)	—	(100)
	$32,881	$4,487	$678	$38,046

May 29, 2010
CLARCOR Inc.	$23,885	$(6,558)	$656	$17,983
Non-redeemable noncontrolling interests	48	—	—	48
Redeemable noncontrolling interests	2	—	—	2
	$23,935	$(6,558)	$656	$18,033

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

	Other Comprehensive Earnings, Net of Tax:
	Net Earnings (Loss)	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Total Comprehensive Earnings (Loss)
Six Months Ended
May 28, 2011
CLARCOR Inc.	$54,689	$9,428	$2,206	$66,323
Non-redeemable noncontrolling interests	106	1	—	107
Redeemable noncontrolling interests	7	(119)	—	(112)
	$54,802	$9,310	$2,206	$66,318

May 29, 2010
CLARCOR Inc.	$38,751	$(13,927)	$1,279	$26,103
Non-redeemable noncontrolling interests	93	(3)	—	90
Redeemable noncontrolling interests	(102)	53	—	(49)
	$38,742	$(13,877)	$1,279	$26,144

The components of the ending balances of Accumulated other comprehensive loss are as follows:

	May 28, 2011	November 27, 2010
Pension liability, gross	$(54,644)	$(58,191)
Tax effect of pension liability	19,808	21,149
Pension liability, net of tax	(34,836)	(37,042)
Translation adjustments, gross	11,584	2,156
Tax effect of translation adjustments	(155)	(155)
Translation adjustments, net of tax	11,429	2,001
Accumulated other comprehensive loss	$(23,407)	$(35,041)

5.     GOODWILL AND ACQUIRED INTANGIBLES ASSETS

The following table reconciles the activity for goodwill by segment for the six months ended May 28, 2011.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 27, 2010	$21,634	$206,471	$—	$228,105
Acquisition	—	7,976	—	7,976
Currency translation adjustments	766	316	—	1,082
May 28, 2011	$22,400	$214,763	$—	$237,163

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
May 28, 2011
Trademarks, gross - indefinite lived	$603	$41,922	$—	$42,525
Trademarks, gross - finite lived	317	488	—	805
Accumulated amortization	(67)	(295)	—	(362)
Trademarks, net	$853	$42,115	$—	$42,968

Customer relationships, gross	$4,221	$42,693	$—	$46,914
Accumulated amortization	(1,452)	(12,022)	—	(13,474)
Customer relationships, net	$2,769	$30,671	$—	$33,440

Other acquired intangibles, gross	$243	$39,623	$—	$39,866
Accumulated amortization	(243)	(14,532)	—	(14,775)
Other acquired intangibles, net	$—	$25,091	$—	$25,091

Total	$3,622	$97,877	$—	$101,499

The following table summarizes estimated amortization expense for the next five fiscal years.

Fiscal year 2011	$5,653
Fiscal year 2012	5,800
Fiscal year 2013	5,729
Fiscal year 2014	5,523
Fiscal year 2015	5,290

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
May 28, 2011
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$959	$959	$—	$—
Mutual fund investments - bonds	364	364	—	—
Cash and equivalents	10	10	—	—
Total restricted trust	$1,333	$1,333	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,018	$—	$—	$1,018

November 27, 2010
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$879	$879	$—	$—
Mutual fund investments - bonds	357	357	—	—
Cash and equivalents	22	22	—	—
Total restricted trust	$1,258	$1,258	$—	$—

The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.  The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb (see Note 2).  There were no changes in the fair value determination methods or significant assumptions used in those methods during the six months ended May 28, 2011.  There were no transfers between Level 1 and Level 2 during the six months ended May 28, 2011. There were no material changes in the fair value of the TransWeb contingent earn-out payment during the six months ended May 28, 2011.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable and the restricted trust, approximated the carrying values of those financial instruments at both May 28, 2011 and November 27, 2010.  An expected present value technique is used to estimate the fair value of long-term debt.  A fair value estimate of $16,717 and $16,892 for long-term debt at May 28, 2011 and November 27, 2010, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at May 28, 2011 and November 27, 2010 is $17,365 and $17,477, respectively.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

7.     ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at May 28, 2011 and November 27, 2010 were as follows:

	May 28, 2011	November 27, 2010
Accounts payable	$66,815	$64,630
Accrued salaries, wages and commissions	13,322	31,497
Compensated absences	8,627	8,172
Accrued insurance liabilities	11,970	11,473
Customer deposits	10,058	7,732
Other accrued liabilities	33,261	36,702
	$144,053	$160,206

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.

Changes in the Company’s warranty accrual, which is included in Other accrued liabilities, are as follows:

	Six Months Ended
	May 28, 2011	May 29, 2010
Balance at beginning of period	$3,499	$3,989
Accruals for warranties issued during the period	258	242
Adjustments related to pre-existing warranties	(12)	41
Settlements made during the period	(441)	(502)
Other adjustments, including currency translation	(35)	(384)
Balance at end of period	$3,269	$3,386

The Company has letters of credit totaling $25,802 and $23,189 as of May 28, 2011 and November 27, 2010, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and are often not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

8.     LONG-TERM DEBT AND INTEREST RATE AGREEMENT

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas.  The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins.  Commitment fees, letter of credit fees and other fees are also payable as provided in the Credit Facility.  At May 28, 2011, there were no borrowings outstanding on the Credit Facility.  The Credit Facility includes a $75,000 letter of credit subline, against which $16,012 and $16,031 in letters of credit had been issued at May 28, 2011 and November 27, 2010, respectively.

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

The following table reflects the net settlement payments on the fixed rate interest swap agreement for the quarter and six months ended May 29, 2010.

Derivatives Not Designated as Hedging Instruments	Location	Amount
Quarter Ended
May 29, 2010
Fixed rate interest swap agreement unrealized losses	Interest expense	$—
Fixed rate interest swap agreement net settlement payments	Cash flows from operating activities	—

Six Months Ended
May 29, 2010
Fixed rate interest swap agreement unrealized losses	Interest expense	$—
Fixed rate interest swap agreement net settlement payments	Cash flows from operating activities	961

9.     PENSION AND OTHER POSTRETIREMENT PLANS

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost and Company contributions for these plans were as follows:

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Pension Benefits:
Components of net periodic benefit cost:
Service cost	$492	$527	$984	$1,055
Interest cost	2,014	2,031	4,024	4,070
Expected return on plan assets	(1,923)	(1,777)	(3,843)	(3,562)
Amortization of unrecognized:
Prior service cost	(99)	(99)	(198)	(198)
Net actuarial loss	1,266	1,199	2,423	2,400
Net periodic benefit cost	1,750	1,881	3,390	3,765
Settlement cost	—	—	1,368	—
Total benefit cost	$1,750	$1,881	$4,758	$3,765

Cash contributions	$204	$93	$2,242	$186

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

During the first quarter of 2011, the Company recorded settlement costs in connection with the retirement of one of its former executive officers.

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Postretirement Healthcare Benefits:
Components of net periodic benefit income:
Interest cost	$6	$8	$12	$16
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial gain	(32)	(32)	(64)	(64)
Net periodic benefit income	$(57)	$(55)	$(114)	$(110)

Cash contributions	$30	$39	$60	$78

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

In addition to the plan assets related to its qualified plans, the Company has also funded $1,333 and $1,258 at May 28, 2011 and November 27, 2010, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 6).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.     INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Six Months Ended
	May 28, 2011	May 29, 2010
Balance at beginning of period	$1,806	$2,161
Additions (reductions) for current period tax positions	246	(39)
Additions for prior period tax positions	—	39
Changes in interest and penalties	43	(5)
Balance at end of period	$2,095	$2,156

At May 28, 2011, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,931.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  At May 28, 2011, the Company had $514 accrued for the payment of interest and penalties.

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

11.     CONTINGENCIES

Legal Contingencies

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial claimed amounts) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property and other matters.  Items included in these other matters are discussed below.  The Company believes recorded reserves in its Consolidated Condensed Financial Statements are adequate in light of the probable and reasonably estimable outcomes of the items discussed below and other lawsuits, investigations and disputes arising out of the conduct of the Company's business.  Any recorded liabilities were not material to the Company’s financial position, results of operation or liquidity and the Company does not currently believe that any pending claims or litigation, including those identified below, will materially affect its financial position, results of operation or liquidity.

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

In response to a request by the DOJ, the District Court issued an order on April 14, 2011, staying the proceedings for 90 days, during which time the Company understands the DOJ is investigating potential wrongdoing by persons unaffiliated with the Company or any member of the Defendant Group.

TransWeb/3M

On May 21, 2010, 3M Company and 3M Innovative Properties (“3M”) brought a lawsuit against TransWeb in the United States District Court for the District of Minnesota, alleging that certain TransWeb products infringe certain 3M patents.  Shortly after receiving service of process in this litigation, TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe.  3M withdrew its Minnesota action, and the parties are currently litigating the matter in New Jersey.  The litigation in question was filed and underway before the Company acquired TransWeb in December 2010, but the Company assumed the risk of this litigation as a result of the acquisition.  The Company intends to vigorously defend the action and pursue related claims.  In this regard, on June 3, 2011, TransWeb filed a Second Amended Complaint against 3M, (i) seeking declaratory judgment that the asserted 3M patents are invalid, the TransWeb products in question do not infringe, and the 3M patents are unenforceable due to inequitable conduct by 3M in obtaining the patents, (ii) alleging patent infringement by 3M of a patent held by TransWeb, and (iii) alleging antitrust violations by 3M in connection with the personal respirator market. The Company acquired TransWeb in December 2010 (see Note 2).  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  Any litigation related amounts incurred in excess of the amount withheld will be expensed and paid by the Company. The Company currently does not anticipate total litigation related amounts to exceed the amount withheld. During the quarter and six months ended May 28, 2011, the Company applied legal charges of $1,165 and $1,924, respectively, against the withheld payment, leaving a remaining balance of $15,076.  At May 28, 2011, $3,748 is included in Other accrued liabilities (see Note 7) and $11,328 is included in Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.

Other

Additionally, the Company is party to various proceedings relating to environmental issues.  The U.S. Environmental Protection Agency and/or other responsible state agencies have designated the Company as a potentially responsible party, along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute.  Although it is not certain what future environmental claims, if any, may be asserted, the Company currently believes that its potential liability for known environmental matters is not material.  However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the nature and extent of the contamination at issue, the length of time remediation may require, the complexity of the environmental regulation and the continuing advancement of remediation technology.  Applicable federal law may impose joint and several liability on each potentially responsible party for the cleanup.

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

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Weighted average number of shares outstanding	50,594,963	50,716,443	50,581,731	50,661,061
Dilutive effect of stock-based arrangements	687,420	326,374	703,080	241,484
Weighted average number of diluted shares outstanding	51,282,383	51,042,817	51,284,811	50,902,545

Net earnings attributable to CLARCOR Inc.	$32,808	$23,885	$54,689	$38,751

Basic earnings per share	$0.65	$0.47	$1.08	$0.76
Diluted earnings per share	$0.64	$0.47	$1.07	$0.76

The following table provides additional information regarding the calculation of earnings per share and treasury stock transactions.

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Per share weighted average exercise price of antidilutive options	$44.07	$36.30	$44.07	$36.16
Number of antidilutive options with exercises prices greater than the average market price excluded from the computation of dilutive earnings per share	60,000	455,987	60,000	512,287
Common stock repurchased and retired pursuant to the Company's $250,000 stock repurchase program	$6,945	$—	$8,892	$—
Number of shares repurchased and retired pursuant to the Company's $250,000 stock repurchase program	160,000	—	205,000	—

As of May 28, 2011, there was approximately $224,830 available under the Company’s $250,000 stock repurchase program for future purchases.

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

	Quarter Ended		Six Months Ended
	May 28, 2011	May 29, 2010	May 28, 2011	May 29, 2010
Net sales:
Engine/Mobile Filtration	$131,276	$113,434	$242,604	$209,862
Industrial/Environmental Filtration	133,499	117,566	245,618	219,593
Packaging	23,758	26,869	46,031	43,545
	$288,533	$257,869	$534,253	$473,000

Operating profit:
Engine/Mobile Filtration	$29,592	$23,643	$50,794	$41,505
Industrial/Environmental Filtration	16,179	10,371	23,427	14,654
Packaging	3,009	2,198	5,850	2,949
	48,780	36,212	80,071	59,108
Other expense, net	(210)	(224)	(417)	(718)

Earnings before income taxes	$48,570	$35,988	$79,654	$58,390

	May 28, 2011	November 27, 2010
Identifiable assets:
Engine/Mobile Filtration	$329,444	$292,196
Industrial/Environmental Filtration	692,682	650,530
Packaging	42,199	40,450
Corporate	34,679	59,235
	$1,099,004	$1,042,411

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In millions except per share data)

	Second Quarter					First Six Months
			Change					Change
	2011	2010	$	%		2011	2010	$	%
Net sales	$288.5	$257.9	$30.6	12%		$534.3	$473.0	$61.3	13%
Cost of sales	189.1	173.0	16.1	9%		353.8	318.4	35.4	11%
Gross profit	99.5	84.8	14.7	17%		180.4	154.6	25.8	17%
Selling and administrative expenses	50.7	48.6	2.1	4%		100.3	95.5	4.8	5%
Operating profit	48.8	36.2	12.6	35%		80.1	59.1	21.0	35%
Other (expense)	(0.2)	(0.2)	—			(0.4)	(0.7)	0.3
Provision for income taxes	15.7	12.1	3.6	30%		24.9	19.6	5.3	26%
Net earnings attributable to CLARCOR	32.8	23.9	8.9	37%		54.7	38.8	15.9	41%
Weighted average diluted shares	51.3	51.0	0.3	—%		51.3	50.9	0.4	1%
Diluted earnings per share attributable to CLARCOR	$0.64	$0.47	$0.17	36%		$1.07	$0.76	$0.31	41%

Percentages:
Gross margin	34.5%	32.9%		1.6	pt	33.8%	32.7%		1.1	pt
Selling and administrative percentage	17.6%	18.9%		-1.3	pt	18.8%	20.2%		-1.4	pt
Operating margin	16.9%	14.0%		2.9	pt	15.0%	12.5%		2.5	pt
Effective tax rate	32.3%	33.5%		-1.2	pt	31.2%	33.6%		-2.4	pt
Net earnings margin	11.4%	9.3%		2.1	pt	10.2%	8.2%		2.0	pt

Second Quarter

Our strong financial performance in the second quarter of 2011 compared with the second quarter of 2010 was primarily the result of the $30.6 million, or 12%, increase in net sales. Net sales were higher in each of our reporting segments with the exception of our Packaging segment, where the year-over-year comparison was negatively impacted by a no margin $4.6 million tooling and equipment sale to one of our customers in the second quarter of 2010. Excluding this tooling and equipment sale, net sales at our Packaging segment increased $1.4 million, or 6%, as a result of continued strength in the smokeless tobacco, confection, spice and decorated flat sheet metal markets. The $17.9 million, or 16%, increase in our Engine/Mobile Filtration segment was driven by strong heavy-duty engine filter sales in most of our end-markets both domestically and internationally. The $15.9 million, or 14%, increase in net sales in our Industrial/Environmental Filtration segment was the result of a 16% increase in our international markets and a 12% increase in our domestic market.

Our 34.5% gross margin percentage in the second quarter of 2011 was 1.6 percentage points higher than the second quarter of 2010 and was our highest second quarter gross margin percentage in almost twenty years. Approximately 0.7 percentage points of the overall increase was the result of our 12% increase in net sales and our ability to leverage fixed manufacturing costs. In addition, the second quarter gross margin percentage comparison from this year to last year was influenced by the no margin $4.6 million tooling and equipment sale in the second quarter of 2010, which reduced gross margin percentage by 0.6 percentage points in last year's second quarter.

Selling and administrative expenses as a percentage of net sales declined 1.3 percentage points as we were able to leverage the 12% increase in net sales while increasing selling and administrative expenses only 4%. The $2.1 million increase in selling and administrative expenses was primarily driven by incremental costs necessary to support our growth both in the U.S. and overseas.

First Six Months

Similar to the second quarter comparison, our strong financial performance in the first six months of 2011 compared with the first six months of 2010 was primarily the result of the $61.3 million, or 13%, increase in net sales. Net sales were higher in each of our reporting segments even with the impact of the no margin $4.6 million tooling and equipment sale to one of our customers in the Packaging segment in the second quarter of 2010.

Our 33.8% gross margin percentage in the first six months of 2011 was 1.1 percentage points higher than the first six months of 2010. Approximately 0.8 percentage points of the overall increase in gross margin percentage was the result of our 13% increase in net sales and our ability to leverage fixed manufacturing costs. In addition, our first six months 2010 gross margin percentage was negatively impacted by 0.3 percentage points due to the no margin $4.6 million tooling and equipment sale at our Packaging segment.

Selling and administrative expenses as a percentage of net sales declined 1.4 percentage points as we were able to leverage the 13% increase in net sales while increasing selling and administrative expenses only 5%. The $4.8 million increase in selling and administrative expenses included a $1.3 million increase in legal costs related to on-going litigation, a $0.8 million increase in pension cost primarily due to the retirement of one of our executive officers and a $0.9 million increase due to selling and administrative expenses at TransWeb. The remaining increase is related to incremental costs necessary to support our growth both in the U.S. and overseas.

Other Items

Other significant items impacting the comparison between the quarters and the first six months presented are as follows:

•	Acquisitions

The acquisition of TransWeb in the first quarter of 2011 increased our 2011 net sales and operating profit as follows:

(Dollars in Millions)	Second Quarter	First Six Months
Net sales	$2.5	$4.9
Operating profit	0.1	0.5

The TransWeb operating profit in the first six months of 2011 was negatively influenced by a $0.2 million write-up of inventory pursuant to purchase accounting. There were no acquisitions in 2010.

•	Foreign Exchange

The average exchange rate for foreign currencies versus the U.S. dollar favorably impacted our translated U.S. dollar value of net sales and operating profit as follows:

(Dollars in Millions)	Second Quarter	First Six Months
Net sales	$5.1	$5.4
Operating profit	0.9	1.1

•	Other income (expense)

Net interest expense

Net interest expense did not materially change from the second quarter of 2010 to the second quarter of 2011. Net interest expense increased $0.1 million in the first six months of 2011 compared with the first six months of 2010.

(Dollars in Millions)	Second Quarter		First Six Months
	2011	2010	2011	2010
Average outstanding on line of credit	—	$10.0	—	$15.8
Interest rate on line of credit	0.6%	0.6%	0.6%	0.6%

Foreign currency gains and losses

Foreign currency losses included in other income (expense) increased $0.2 million in the second quarter of 2011 versus the second quarter of 2010. Foreign currency losses remained consistent at approximately $0.4 million in each the first six months of 2011 versus the first six months of 2010. Much of the net foreign currency loss was caused by the translation of cash accounts at foreign subsidiaries denominated in currencies other than functional currencies.

•	Provisions for income taxes

The 32.3% effective tax rate in the second quarter of 2011 was 1.2 percentage points lower than the second quarter of 2010 due to the recognition of the research and experimentation tax credit in the second quarter of 2011 which was not recognized in the second quarter of 2010, a higher domestic production activities deduction ("DPAD") in the second quarter of 2011 and a higher mix of earnings in foreign jurisdictions with tax rates lower than the U.S. in the second quarter of 2011. The 31.2% effective tax rate in the first six months of 2011 was 2.4 percentage points lower than the first six months of 2010 largely due to the same items impacting the second quarter comparison in addition to a $0.7 million benefit recognized in the first quarter of 2011 related to the extension of the research and experimentation tax credit in December 2010. Effectively, we recognized a majority of our full year 2010 research and experimentation tax credit in the first quarter of 2011.

•	Shares outstanding

Average diluted shares outstanding increased 0.3 million in the second quarter of 2011 and 0.4 million in the first six months of 2011 compared with the same periods in 2010. These increases primarily resulted from an increase in the dilutive effects of outstanding stock options due to higher average stock prices.

SEGMENT ANALYSIS

	Second Quarter				First Six Months
(Dollars in millions)	2011	% Total	2010	% Total	2011	% Total	2010	% Total
Net sales:
Engine/Mobile Filtration	$131.3	46%	$113.4	44%	$242.6	45%	$209.9	44%
Industrial/Environmental Filtration	133.5	46%	117.6	46%	245.6	46%	219.6	46%
Packaging	23.7	8%	26.9	10%	46.1	9%	43.5	10%
	$288.5	100%	$257.9	100%	$534.3	100%	$473.0	100%

Operating profit:
Engine/Mobile Filtration	$29.6	61%	$23.6	65%	$50.8	63%	$41.5	70%
Industrial/Environmental Filtration	16.2	33%	10.4	29%	23.4	29%	14.7	25%
Packaging	3.0	6%	2.2	6%	5.9	8%	2.9	5%
	$48.8	100%	$36.2	100%	$80.1	100%	$59.1	100%

Operating margin:
Engine/Mobile Filtration	22.5%		20.8%		20.9%		19.8%
Industrial/Environmental Filtration	12.1%		8.8%		9.5%		6.7%
Packaging	12.7%		8.2%		12.7%		6.8%
	16.9%		14.0%		15.0%		12.5%

Engine/Mobile Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in millions)	2011	2010	$	%		2011	2010	$	%
Net sales	$131.3	$113.4	$17.9	16%		$242.6	$209.9	$32.7	16%
Operating profit	29.6	23.6	6.0	25%		50.8	41.5	9.3	22%
Operating margin	22.5%	20.8%		1.7	pt	20.9%	19.8%		1.1	pt

Our Engine/Mobile Filtration segment primarily sells after-market filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment is Baldwin branded engine filters for heavy-duty trucks.

The net sales increases for our Engine/Mobile Filtration segment in the second quarter and first six months of 2011 as compared to the same prior year periods are detailed in the following table:

(Dollars in millions)	Second Quarter	First Six Months
2010	$113.4	$209.9

U.S. net sales	9.1	16.6
Foreign net sales (including export)	5.9	12.4
Foreign exchange	2.9	3.7
Net increase	17.9	32.7

2011	$131.3	$242.6

The net increases in U.S. net sales for the Engine/Mobile Filtration segment in the second quarter and the first six months of 2011 as compared to the same prior year periods are detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months

Heavy-duty engine filters	$7.5	$14.0
Locomotive filters	1.0	1.5
Other	0.6	1.1

Increase in U.S. net sales	$9.1	$16.6

Our sales of heavy-duty engine filters in the U.S. continue to be positively influenced by continued strength in the U.S. trucking industry. Heavy-duty truck tonnage in the U.S. was approximately 5% higher through our first five fiscal months of 2011 compared with the same period in 2010. Our U.S. sales of locomotive filters increased approximately 7% in the first six months of 2011 compared to the same prior year period due to the continuing recovery in U.S. rail activity. According to the Association of American Railroads, approximately 40,000 freight cars were removed from storage during the first five months of calendar year 2011. As of the beginning of May 2011, 18.2% of the U.S. freight car fleet was in storage, down from a peak of 31.9% in July 2009.

The increase in net sales (adjusted for changes in foreign currency) outside the U.S. was driven by increases in sales in China, including a $3.4 million, or 43%, increase in the second quarter and a $8.1 million, or 56%, increase in the first six months, compared to the 2010 comparable periods. Our sales in China continue to be positively impacted by market growth and penetration. The remainder foreign net sales increases were spread through many geographic markets.

The increase in operating profit in the Engine/Mobile Filtration segment in both the second quarter and first six months of 2011 compared with the same periods in 2010 was primarily the result of higher heavy-duty engine filter sales. Our operating margin increased as we were able to leverage our fixed manufacturing and administrative costs. Gross margin was down slightly in the second quarter and the first six months of 2011 compared with the same periods in 2010 as higher material costs as a percentage of sales were mostly offset by our ability to leverage fixed manufacturing costs. A customer price increase was initiated in the second quarter of 2011 to offset the impact of these higher material costs going forward. Although selling and administrative expenses decreased as a percentage of net sales, total selling and administrative expenses increased to support our continued growth both domestically and abroad. We estimate that the change in average foreign exchange rates positively influenced the translated U.S. dollar value of operating profit by $0.5 million for the second quarter of 2011 and by $0.8 million for the first six months of 2011 compared with the same periods in the prior year.

Industrial/Environmental Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in millions)	2011	2010	$	%		2011	2010	$	%
Net sales	$133.5	$117.6	$15.9	14%		$245.6	$219.6	$26.0	12%
Operating profit	16.2	10.4	5.8	56%		23.4	14.7	8.7	60%
Operating margin	12.1%	8.8%		3.3	pt	9.5%	6.7%		2.8	pt

Our Industrial/Environmental Filtration segment sells a large variety of filtration products to various end-markets.  Included in this market are air filters, natural gas vessels and replacement filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

The net sales increases for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2011 as compared to the same prior year periods are detailed in the following table:

(Dollars in millions)	Second Quarter	First Six Months
2010	$117.6	$219.6

U.S. net sales	10.6	18.1
Foreign net sales (including export)	3.0	6.3
Foreign exchange	2.3	1.6
Net increase	15.9	26.0

2011	$133.5	$245.6

The net increases in U.S. net sales for the Industrial/Environmental Filtration segment in the second quarter and the first six months of 2011 as compared to the same prior year periods are detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months
TransWeb acquistion	$2.0	$3.9
Aviation - vessels and aftermarket filters	2.4	3.9
Air filtration	1.7	4.1
Filter sales through Total Filtration Services (“TFS”)	1.5	2.7
Dust collector systems	1.5	1.7
Natural gas - vessels and aftermarket filters	1.0	0.2
Aerospace, oil drilling and other industrial filters	(0.2)	1.2
Other	0.7	0.4
Increase in U.S. net sales	$10.6	$18.1

The increases and decreases in our U.S. net sales as set forth above were driven by the following factors:

•
U.S. net sales pursuant to the TransWeb acquisition for the first six months of 2011 include only five months since the acquisition was completed at the end of December 2010. TransWeb also had foreign net sales of $0.5 million in the second quarter and $1.0 million in the first six months of 2011.

•
The increase in U.S. net sales of aviation vessels and after-market filters in the second quarter and first six months of 2011 was across commercial, military and industrial markets as we have seen higher sales activity driven by the general improvement in the U.S. economy.

•
The increase in U.S. net sales of air filtration products in the second quarter and first six months of 2011 was due to a combination of an improvement in the U.S. economy, the introduction of new product offerings, an increase in market share and a customer price increase implemented at the beginning of the second quarter of 2011.

•
The increase in U.S. net sales at TFS in the second quarter and first six months of 2011 was the result of increased filter sales to a variety of markets including aerospace, automotive, chemical and general industrial.

•	The increase in U.S. net sales of dust collector systems for both the second quarter and the first six months of 2011 was a result of higher sales in kitchen emission systems.

•
The increase in U.S. net sales in the natural gas market in the second quarter of 2011 compared, to the same period in 2010, was split between higher vessel, replacement filter and other sales. The slight increase in U.S. net sales in the first six months of 2011 compared to the same period last year was primarily the result of a reduction in vessel sales more than offset by an increase in replacement filter and other sales as we continue to focus on the growth of our after-market filter business. The reduction in vessel sales was driven by both a reduction in volume and price as fewer natural gas pipelines are being built due to the lower price of natural gas.

•
The decline in U.S. net sales in the aerospace, oil drilling and other industrial markets in the second quarter of 2011, compared to the same period in 2010, was primarily due to a reduction in filter sales to the oil drilling market. The increase in U.S. net sales to the aerospace, oil drilling and other industrial markets in the first six months of 2011, compared to the same period last year, was the result of higher sales across many markets including sales of wire mesh filters to the fibers and plastics industries.

The increase in foreign net sales for the second quarter and the first six months of 2011 was driven by an increase in natural gas vessels and after-market filter sales in Canada and Malaysia. We have increased our resources in both the Canadian and Asian natural gas markets over the past year. In addition, incremental sales of coke removal systems in the German market in both the second quarter and first six months of 2011 contributed to the foreign net sales increase.

The increase in operating profit at our Industrial/Environmental Filtration segment in the second quarter and the first six months of 2011 was primarily driven by the increase in net sales and our ability to leverage fixed costs. The 3.3 percentage point improvement in operating margin in the second quarter was driven by a 1.6 percentage point increase in gross margin percentage and a 1.7 percentage point reduction in selling and administrative expenses as a percentage of net sales. The 1.6 percentage point improvement in gross margin percentage was a result of a combination of customer price increases initiated in the second quarter, material efficiencies and our ability to leverage fixed manufacturing costs. The 2.8 percentage point improvement in operating margin in the first six months of 2011 was due to 1.9 percentage point reduction in selling and administrative expense as a percentage of net sales as we were able to leverage the higher sales level. In addition, gross margin percentage increased 0.9 percentage point based upon the same drivers of the second quarter improvement. We estimate that the change in average foreign exchange rates positively influenced the translated U.S. dollar value of operating profit by $0.4 million for the second quarter of 2011 and by $0.3 million for the first six months of 2011 compared with the same periods in the prior year.

Packaging Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in millions)	2011	2010	$	%		2011	2010	$	%
Net sales	$23.7	$26.9	$(3.2)	(12)%		$46.1	$43.5	$2.6	6%
Operating profit	3.0	2.2	0.8	37%		5.9	2.9	3.0	98%
Operating margin	12.7%	8.2%		4.5	pt	12.7%	6.8%		5.9	pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

The decline in our net sales at our Packaging segment in the second quarter of 2011 was the result of a no margin $4.6 million tooling and equipment sale to one of our customers in the second quarter of 2010. Excluding the impact of this tooling and equipment sale, net sales increased $1.4 million, or 6%, in the second quarter of 2011 compared with the same period last year and $7.1 million, or 18%, in the first six months of 2011 compared with the first six months of 2010. These net sales increases were the result of strength in several of our end-markets including smokeless tobacco, confection, spice and decorated flat sheet metal. Sales of packaging to the smokeless tobacco industry accounted for $0.5 million of the net sales increase in the second quarter and $3.1 million for the first six months of 2011. Included in 2011 second quarter and the first six month net sales was $0.5 million received from a customer for the transfer of one of our product patents. Operating profit increased primarily due to our ability to leverage fixed manufacturing and administrative costs with this increase in net sales.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position remains strong with adequate cash resources and sufficient borrowing capacity under our line of credit.  In the first quarter of 2008, we entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which we may borrow up to $250.0 million under a selection of currencies and rate formulas.  We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under the Credit Facility.  At our election, the interest rate is based upon either a defined base rate or the LIBOR interest rate plus or minus applicable margins.  At the end of the second quarter of 2011, the LIBOR interest rate plus margin was 0.6%.  At the end of the second quarter of 2011, there were no amounts outstanding on the Credit Facility.  However, we had $16.0 million outstanding on a $75.0 million letter of credit subline.  Accordingly, we had $234.0 million available for further borrowing at the end of the second quarter of 2011.

Cash and cash equivalents and restricted cash increased $5.1 million to $122.8 million at the end of the second quarter of 2011 from $117.7 million at fiscal year-end 2010.  Of the $122.8 million of cash at the end of the second quarter of 2011, approximately $78.9 million was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds at these institutions are not at significant risk.  The current ratio of 3.7 at the end of the second quarter of 2011 was greater than the current ratio of 3.2 at fiscal year-end 2010.  The increase in the current ratio was the result of a $16.1 million decrease in current liabilities primarily due to a reduction in the amount accrued for company-wide incentive compensation from year-end 2010.

Total long-term debt of $17.4 million at the end of the second quarter of 2011 included $15.8 million outstanding on industrial revenue bonds and $1.6 million of other long-term debt.  At the end of the second quarter of 2011 and at fiscal year-end 2010, we were in compliance with all financial covenants as included in the Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 2.1% at the end of the second quarter of 2011 compared to 2.3% at fiscal year-end 2010.

We had 50.4 million shares of common stock outstanding at the end of the second quarter of 2011, an increase of 0.1 million from fiscal year-end 2010.  Shares issued pursuant to stock incentive plans were partially offset by shares repurchased in the second quarter of 2011.  Shareholders’ equity increased to $814.9 million at the end of the second quarter of 2011 compared to $757.5 million at fiscal year-end 2010.  This $57.4 million increase resulted mainly from additional net earnings of $54.8 million, items related to stock compensation and option activity pursuant to incentive plans of $10.4 million, pension amounts affecting accumulated other comprehensive loss of $2.2 million and currency translation adjustments of $9.4 million partially offset by stock repurchases of $8.9 million and dividend payments of $10.6 million.

Net cash provided by operating activities decreased $30.8 million to $39.2 million in the first six months of 2011 from $70.0 million in the first six months of 2010.  This decrease was driven primarily by an increase in cash used for changes in working capital of $15.1 million and an $32.2 million decrease in cash flow from changes in short-term investments offset by additional net earnings of $16.1 million.  The $32.2 million cash inflow from the reduction in short-term investments in the first six months of 2010 was the result of converting our short-term investments into cash.  The additional cash outflow for working capital was driven by payments in the first quarter of 2011 for our 2010 company-wide incentive compensation plan.

Net cash used in investing activities increased $8.7 million to $19.3 million in the first six months of 2011 compared with $10.6 million in the first six months of 2010.  This increase was primarily due to $10.5 million in cash paid pursuant to the TransWeb acquisition in the first quarter of 2011 offset by a $1.9 million reduction in amounts paid for additions to plant assets.

Net cash used in financing activities decreased $25.5 million in the first six months of 2011 compared with the first six months of 2010 primarily as the result the $35.0 million pay down of the Credit Facility in the first six months of 2010 offset by a $8.9 million outflow in the first six months of 2011 for the purchase of treasury stock.

We believe that our current operations will continue to generate cash and that sufficient borrowings under the Credit Facility will remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, provide for interest payments and required principal payments related to debt agreements, fund pension plan contributions and repurchase common stock.  We also continue to assess acquisition opportunities in related filtration businesses that would expand our market base, distribution coverage or product offerings.  Any such acquisitions potentially would affect operating cash flows and require changes in our debt and capitalization.   In addition, capital market disruptions may affect the cost or availability of future borrowings.  We have no material long-term purchase commitments.  We will also continue to assess repurchases of our common stock.  We repurchased 0.2 million shares of our common stock for $8.9 million in the first six months of 2011 at an approximate average price of $43.38.  At the end of the second quarter of 2011, there was approximately $224.8 million available for future repurchases under the current authorization of $250.0 million approved by the Board of Directors in June 2010.  Future repurchases may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the second quarter of 2011, our liability for uncertain income tax provisions was $2.1 million, including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2010 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first six months of 2011 or fiscal 2010.

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

Outlook

We are pleased with our financial results in the first six months as we continued our top line growth and expansion of operating margins in each of our reporting segments. Based upon our ability to execute our growth and cost reduction strategies going forward, we are raising our 2011 diluted earnings per share guidance to be in the range of $2.25 to $2.40, an increase of $0.05 from our previous guidance of $2.20 to $2.35. While we are confident in our ability to execute in the third and fourth quarters, there is some uncertainty in the U.S. and global economies in the second half of the year. We believe our updated guidance is achievable with weakening but still expanding economic growth. However, our updated guidance does not consider a major economic disruption in the remainder of the year such as a “double-dip” recession in the U.S.

Updated projected sales growth and operating margin by segment and on a consolidated basis are as follows:

	2011 Estimated Sales Growth	2011 Estimated Operating Margin
Engine/Mobile Filtration	14.5% to 16.0%	20.5% to 22.0%
Industrial/Environmental Filtration	13.0% to 14.0%	10.0% to 11.0%
Packaging	-5.0% to -2.0%	9.0% to 11.0%
CLARCOR	12.0% to 13.5%	14.7% to 16.0%

We expect 2011 cash from operations will be between $120 million and $130 million, capital expenditures will be between $25 and $35 million and our effective tax rate will range between 31.0% and 32.0%. Our 2011 updated guidance includes the impact of the TransWeb acquisition.

Forward-Looking Information is Subject to Risk and Uncertainty

This Second Quarter 2011 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

•	statements and assumptions relating to future growth, earnings, earnings per share and other financial performance measures, as well as management’s short-term and long-term performance goals;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including acquisitions;

•	statements relating to our business and growth strategies;

•	projected diluted earnings per share, sales growth or operating margin for the Company or any business segment for any particular period; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world and U.S. economic factors and the ongoing economic uncertainty impacting the United States of America and many other regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations, including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, and (15) other factors described in more detail in the “Risk Factors” section of our 2010 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may differ materially from our past results as a result of various risks and uncertainties, including these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2011 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this Second Quarter 2011 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Second Quarter 2011 Form 10-Q.

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Norman E. Johnson, Chairman of the Board and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 28, 2011.

Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) of the Exchange Act were effective as of May 28, 2011, in achieving the objectives for which they were designed.  No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended May 28, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this Second Quarter 2011 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2010, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 160,000 shares of our common stock during the fiscal quarter ended May 28, 2011.  The amount of $224,830,422 remained available for purchase under such program at the end of the second quarter of 2011.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
February 27, 2011 through March 31, 2011	62,500	$42.84	62,500	$229,098,806
April 1, 2011 through April 30, 2011	47,500	$44.13	47,500	$227,002,411
May 1, 2011 through May 28, 2011	50,000	$43.44	50,000	$224,830,422
Total	160,000		160,000

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	** 101.INS	XBRL Instance Document ++
	** 101.SCH	XBRL Taxonomy Extension Schema Document ++
	** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase ++
	** 101.DEF	XBRL Taxonomy Extension Definition Linkbase ++
	** 101.LAB	XBRL Taxonomy Extension Label Linkbase ++
	** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase ++

*	Filed herewith.
**	Submitted electronically with this 2011 Quarterly Report on Form 10-Q.
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

CLARCOR Inc.
(Registrant)

June 17, 2011	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson
Chairman of the Board and Chief Executive Officer

June 17, 2011	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer