Form 10-Q
period 2011-08-27
CLARCOR INC
filed 2011-09-16
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2011

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

As of August 27, 2011, there were 50,230,975 common shares with a par value of $1 per share were outstanding.

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

* Item omitted because no answer is called for or item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net sales	$284,819	$262,770	$819,072	$735,770
Cost of sales	188,945	171,209	542,783	489,561

Gross profit	95,874	91,561	276,289	246,209

Selling and administrative expenses	49,413	49,869	149,757	145,409

Operating profit	46,461	41,692	126,532	100,800

Other income (expense):
Interest expense	(87)	(103)	(352)	(340)
Interest income	170	70	446	186
Other, net	16	15	(412)	(582)
	99	(18)	(318)	(736)

Earnings before income taxes	46,560	41,674	126,214	100,064

Provision for income taxes	14,401	13,103	39,253	32,751

Net earnings	32,159	28,571	86,961	67,313

Net earnings attributable to noncontrolling interests	(89)	(245)	(202)	(236)

Net earnings attributable to CLARCOR Inc.	$32,070	$28,326	$86,759	$67,077

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.63	$0.56	$1.72	$1.32
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.63	$0.55	$1.69	$1.31

Weighted average number of shares outstanding - Basic	50,527,206	50,796,393	50,563,556	50,700,066
Weighted average number of shares outstanding - Diluted	51,200,241	51,248,957	51,256,621	51,145,071

Dividends paid per share	$0.1050	$0.0975	$0.3150	$0.2925

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 27, 2011	November 27, 2010
ASSETS
Current assets:
Cash and cash equivalents	$127,065	$117,022
Restricted cash	994	708
Accounts receivable, less allowance for losses of $10,647 and $11,428, respectively	208,200	188,186
Inventories	209,701	182,384
Deferred income taxes	25,588	25,081
Income taxes receivable	1,982	7,324
Prepaid expenses and other current assets	6,994	5,568
Total current assets	580,524	526,273

Plant assets, at cost, less accumulated depreciation of $292,382 and $275,372, respectively	185,170	181,175
Assets held for sale	2,000	2,000
Goodwill	237,138	228,105
Acquired intangible assets, less accumulated amortization	100,119	91,174
Deferred income taxes	—	1,000
Other noncurrent assets	13,008	12,684
Total assets	$1,117,959	$1,042,411

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,347	$146
Accounts payable and accrued liabilities	153,327	160,206
Income taxes	4,500	3,105
Total current liabilities	159,174	163,457

Long-term debt, less current portion	16,005	17,331
Long-term pension and postretirement healthcare benefits liabilities	56,679	66,124
Deferred income taxes	36,066	31,266
Other long-term liabilities	14,090	5,138
Total liabilities	282,014	283,316

Contingencies
Redeemable noncontrolling interests	1,650	1,568

SHAREHOLDERS' EQUITY
Capital stock	50,231	50,335
Capital in excess of par value	28,394	33,698
Accumulated other comprehensive loss	(23,376)	(35,041)
Retained earnings	778,310	707,478
Total CLARCOR Inc. equity	833,559	756,470
Noncontrolling interests	736	1,057
Total shareholders' equity	834,295	757,527
Total liabilities and shareholders' equity	$1,117,959	$1,042,411

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 27, 2011	August 28, 2010
Cash flows from operating activities:
Net earnings	$86,961	$67,313
Depreciation	20,679	20,357
Amortization	4,160	3,563
Other noncash items	180	(25)
Net loss on disposition of plant assets	168	252
Stock-based compensation expense	4,786	4,004
Excess tax benefit from stock-based compensation	(2,338)	(1,893)
Change in short-term investments	—	32,171
Change in assets and liabilities, excluding short-term investments	(45,387)	(24,634)
Net cash provided by operating activities	69,209	101,108

Cash flows from investing activities:
Restricted cash	(317)	(166)
Business acquisitions, net of cash acquired	(14,160)	—
Additions to plant assets	(16,789)	(17,305)
Proceeds from disposition of plant assets	244	88
Proceeds from insurance claims	—	557
Investment in affiliates	—	(100)
Net cash used in investing activities	(31,022)	(16,926)

Cash flows from financing activities:
Net payments under multicurrency revolving credit agreement	—	(35,000)
Payments on long-term debt	(1,825)	(115)
Sale of capital stock under stock option and employee purchase plans	6,900	4,979
Acquisition of noncontrolling interests	—	(732)
Purchase of treasury stock	(18,204)	(10,009)
Excess tax benefit from stock-based compensation	2,338	1,893
Dividend paid to noncontrolling interests	(321)	—
Cash dividends paid	(15,927)	(14,828)
Net cash used in financing activities	(27,039)	(53,812)
Net effect of exchange rate changes on cash	(1,105)	(2,423)
Net change in cash and cash equivalents	10,043	27,947
Cash and cash equivalents, beginning of period	117,022	59,277
Cash and cash equivalents, end of period	$127,065	$87,224

Cash paid during the period for:
Interest	$95	$1,126
Income taxes, net of refunds	$26,505	$37,058

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Basis of Presentation

CLARCOR Inc. and its subsidiaries (collectively, the “Company” or “CLARCOR”) is a global provider of filtration products, filtration systems and services, and consumer and industrial packaging products. As discussed further in Note 13, the Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. The Consolidated Condensed Financial Statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of each respective reporting period presented. All intercompany accounts and transactions have been eliminated.

The Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended August 27, 2011 and August 28, 2010 and the Consolidated Condensed Balance Sheet as of August 27, 2011 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 27, 2010 (“2010 Form 10-K”).  The November 27, 2010 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2010 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended August 27, 2011, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2010 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased or that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to guarantees that expire within one year.  The Company also has $2,278 and $2,016 of noncurrent restricted cash recorded in Other noncurrent assets as of August 27, 2011 and November 27, 2010, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	August 27, 2011	November 27, 2010
Raw materials	$76,764	$67,011
Work in process	33,221	26,219
Finished products	99,716	89,154
Inventories	$209,701	$182,384

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

New Accounting Guidance

In October 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year.  The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The impact of adopting this guidance on November 28, 2010 was not material to the Consolidated Condensed Financial Statements.

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

In June 2011, the FASB issued amendments to its comprehensive income guidance to (a) improve the comparability, consistency and transparency of financial reporting, (b) increase the prominence of items reported in other comprehensive income and (c) facilitate the convergence of U.S. GAAP with IFRS. The amendments require all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The required amendments pursuant to the guidance must be applied retrospectively. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. The Company currently anticipates adopting this guidance in connection with the preparation of its 2011 year end Consolidated Financial Statements. The adoption of this guidance will affect the presentation of the Consolidated Statements of Earnings and the Consolidated Statements of Shareholders' Equity but will not have a material effect on the Company’s financial position or results of operations.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

2.	BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

On December 29, 2010, the Company acquired 100% of the outstanding membership interests in TransWeb LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and heating, ventilation and air conditioning ("HVAC") filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb has supplied media to a subsidiary of the Company for several years.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of the Company's filtration operating companies.  TransWeb’s results are included in the Industrial/Environmental Filtration segment from the date of acquisition.  Net sales and Operating profit attributable to TransWeb for the quarter ended August 27, 2011 were $3,935 and $794, respectively. Net sales and Operating profit attributable to TransWeb for the nine months ended August 27, 2011 were $8,828 and $1,268, respectively.

The base purchase price to acquire TransWeb was $30,017, excluding cash acquired.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of 3M litigation, which funds may be used by the Company in connection with the same (see Note 11).  A contingent liability for a potential earn-out payment to one of the former owners of $1,018, recorded on the acquisition date at fair value by applying the income approach, was also recognized and is included in Other long-term liabilities in the Consolidated Condensed Balance Sheets.  The Company assumed existing long term debt of $1,544, which was immediately repaid in connection with the closing.  The Company paid the balance of the purchase price with available cash.  During the nine months ended August 27, 2011, the Company paid legal charges of $3,705, which were applied against the $17,000 withheld payment.

The following condensed balance sheet is based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Cash	$14
Accounts receivable	1,153
Inventory	1,045
Other current assets	93
Plant assets	7,291
Goodwill	7,976
Other acquired intangible assets - indefinite lived	900
Other acquired intangible assets - finite lived	12,100
Other assets	100
Total assets acquired	30,672
Accounts payable and accrued liabilities	(641)
Net assets acquired	$30,031

The fair value of the assets acquired includes accounts receivable, which are trade receivables.  The Company does not anticipate any amounts to be uncollectible.  The goodwill, which is deductible for income tax purposes, represents the excess of cost over the fair value of the net tangible and intangible assets acquired.  Factors that contributed to a purchase price resulting in the recognition of goodwill included TransWeb’s strategic fit with the Company’s products and services as well as the ability to enhance the Company’s product offerings.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The fair value of the identifiable intangible assets and their respective lives are shown in the following table.

Identifiable Intangible Asset	Value	Estimated Useful Life in Years
Trade names and trademarks	$900	Indefinite

Customer relationships	$8,500	12
Developed technology	3,500	12
Non-compete agreements	100	2
Other acquired intangible assets - finite lived	$12,100

The acquisition-date estimated fair value of the contingent consideration payment of $1,018 was recorded as a component of the consideration transferred in exchange for the equity interests of TransWeb in accordance with accounting guidance.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent consideration payment is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature (see Note 6).   The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 11.9%.  At August 27, 2011, the fair value of the contingent consideration payment (see Note 6) was $1,089 .

Assuming this transaction had been made at the beginning of each of the periods presented, the consolidated pro-forma results would not be materially different from the results as reported. The Company incurred costs of $141 related to the acquisition of TransWeb which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.

On June 8, 2010, the Company purchased the remaining 15% noncontrolling ownership interests in both Pujiang Novaeastern International Mesh Co., Ltd. (“Pujiang”) and Purolator Advanced Filtration (Quzhou) Co., Ltd. (“Quzhou”) for $732, thereby making the companies wholly owned subsidiaries of CLARCOR. This transaction decreased noncontrolling interests by $971 and increased capital in excess of par value by $239. Legal fees of $49, incurred in connection with the transaction, decreased capital in excess of par value.

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,172 and $3,266, at August 27, 2011 and November 27, 2010, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the nine months ended ended August 27, 2011 and August 28, 2010, the Company received dividends from BPH of $0 and $382, respectively.  The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 15% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  The investment, with a carrying amount of $398 and $398, at August 27, 2011 and November 27, 2010, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  The Company has not received any dividends from Algae.

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

The following table summarizes information related to stock options and stock option exercises during the quarter and nine months ended August 27, 2011 and August 28, 2010.

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Pre-tax compensation expense	$967	$603	$3,817	$3,133
Deferred tax benefits	(356)	(175)	(1,403)	(1,026)
Excess tax benefits (expense) associated with tax deductions over (under) the amount of compensation expense recognized in the consolidated condensed financial statements	297	185	2,338	1,968
Fair value of stock options on date of grant	27	9	5,803	4,161
Total intrinsic value of stock options exercised	885	490	7,443	5,383
Cash received upon exercise of stock options	772	726	6,009	4,150
Tax benefit realized from exercise of stock options, net	297	163	2,332	1,939
Addition to capital in excess of par value due to exercise of stock options	1,033	857	7,027	5,264

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The following table summarizes activity with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,229,410	$29.07
Granted	494,750	$43.00
Exercised	(358,662)	$24.07
Surrendered	(10,336)	$36.23
Outstanding at end of period	3,355,162	$31.64

Exercisable at end of period	2,391,873	$29.30

 At August 27, 2011, there was $4,650 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.58 years.

The following table summarizes information about the Company’s outstanding and exercisable options at August 27, 2011.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$11.50 - $13.75	22,600	$12.75	$688	0.20	22,600	$12.75	$688	0.20
$16.01 - $22.80	454,084	$19.79	10,619	1.81	454,084	$19.79	10,619	1.81
$25.31 - $34.40	1,902,544	$30.60	23,941	5.71	1,444,986	$30.00	19,051	5.01
$35.11 - $42.86	915,934	$39.32	3,538	7.71	410,203	$36.14	2,888	6.30
$44.07	60,000	$44.07	—	9.58	60,000	$44.07	—	—
	3,355,162	$31.64	$38,786	5.76	2,391,873	$29.30	$33,246	4.69

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Nine Months Ended
	August 27, 2011	August 28, 2010
Weighted average fair value per option at the date of grant for options granted	$11.73	$8.72
Risk-free interest rate	2.52%	2.76%
Expected dividend yield	0.97%	1.25%
Expected volatility factor	25.54%	26.28%
Expected option term in years	6.4	5.7

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 103,390 and 108,800 vested and deferred shares at August 27, 2011 and November 27, 2010, respectively.

The following table summarizes information related to restricted stock unit awards during the quarter and nine months ended August 27, 2011 and August 28, 2010.

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Pre-tax compensation expense	$119	$39	$969	$871
Deferred tax benefits	(44)	(5)	(356)	(285)
Excess tax benefits (expense) associated with tax deductions over (under) the amount of compensation expense recognized in the consolidated condensed financial statements	(40)	(14)	43	(75)
Fair value of restricted stock unit awards on date of grant	—	—	1,263	1,102
Fair value of restricted stock unit awards vested	—	—	905	742

The following table summarizes the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	70,894	$33.23
Granted	29,467	$42.86
Vested	(26,937)	$33.60
Nonvested at end of period	73,424	$36.96

The Company has recognized an aggregate of $1,519 of compensation cost for periods prior to August 27, 2011 related to restricted stock unit awards.  As of August 27, 2011, there was $967 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.55 years.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

4.	COMPREHENSIVE EARNINGS

Total comprehensive earnings and its components are as follows:

	Total Comprehensive Earnings (Loss), Net of Tax:
	Net Earnings	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Total Comprehensive Earnings (Loss)
Quarter Ended
August 27, 2011
CLARCOR Inc.	$32,070	$(681)	$711	$32,100
Non-redeemable noncontrolling interests	82	(190)	—	(108)
Redeemable noncontrolling interests	7	187	—	194
	$32,159	$(684)	$711	$32,186

August 28, 2010
CLARCOR Inc.	$28,326	$3,548	$657	$32,531
Non-redeemable noncontrolling interests	46	(1)	—	45
Redeemable noncontrolling interests	199	8	—	207
	$28,571	$3,555	$657	$32,783

Nine Months Ended
August 27, 2011
CLARCOR Inc.	$86,759	$8,747	$2,917	$98,423
Non-redeemable noncontrolling interests	188	(189)	—	(1)
Redeemable noncontrolling interests	14	68	—	82
	$86,961	$8,626	$2,917	$98,504

August 28, 2010
CLARCOR Inc.	$67,077	$(10,379)	$1,936	$58,634
Non-redeemable noncontrolling interests	139	(4)	—	135
Redeemable noncontrolling interests	97	61	—	158
	$67,313	$(10,322)	$1,936	$58,927

The components of the ending balances of Accumulated other comprehensive loss are as follows:

	August 27, 2011	November 27, 2010
Pension liability, net of tax	$(34,125)	$(37,042)
Translation adjustments, net of tax	10,749	2,001
Accumulated other comprehensive loss	$(23,376)	$(35,041)

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the nine months ended August 27, 2011.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$21,634	$206,471	$—	$228,105
Acquisition	—	7,976	—	7,976
Currency translation adjustments	778	279	—	1,057
Goodwill at end of period	$22,412	$214,726	$—	$237,138

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
August 27, 2011
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,922	$—	$42,525

Finite Lived Intangibles:
Trademarks, gross - finite lived	$320	$488	$—	$808
Accumulated amortization	(70)	(299)	—	(369)
Trademarks, net - finite lived	$250	$189	$—	$439

Customer relationships, gross	$4,240	$42,698	$—	$46,938
Accumulated amortization	(1,493)	(12,782)	—	(14,275)
Customer relationships, net	$2,747	$29,916	$—	$32,663

Other acquired intangibles, gross	$243	$39,626	$—	$39,869
Accumulated amortization	(243)	(15,134)	—	(15,377)
Other acquired intangibles, net	$—	$24,492	$—	$24,492

Total finite lived intangible assets, net	$2,997	$54,597	$—	$57,594

Acquired intangible assets, less accumulated amortization	$3,600	$96,519	$—	$100,119

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The following table summarizes estimated amortization expense.

Fiscal year 2011	$5,571
Fiscal year 2012	5,622
Fiscal year 2013	5,513
Fiscal year 2014	5,310
Fiscal year 2015	5,296

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
August 27, 2011
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$734	$734	$—	$—
Mutual fund investments - bonds	502	502	—	—
Cash and equivalents	13	13	—	—
Total restricted trust	$1,249	$1,249	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,089	$—	$—	$1,089

November 27, 2010
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$879	$879	$—	$—
Mutual fund investments - bonds	357	357	—	—
Cash and equivalents	22	22	—	—
Total restricted trust	$1,258	$1,258	$—	$—

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.  The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb (see Note 2).  There were no changes in the fair value determination methods or significant assumptions used in those methods during the nine months ended August 27, 2011.  There were no transfers between Level 1 and Level 2 during the nine months ended August 27, 2011. The fair value of the TransWeb contingent earn-out payment increased by $71, based on changes in the remaining discount period, during the nine months ended August 27, 2011 and is included in Selling and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable and the restricted trust, approximated the carrying values of those financial instruments at both August 27, 2011 and November 27, 2010.  An expected present value technique is used to estimate the fair value of long-term debt.  A fair value estimate of $16,581 and $16,892 for long-term debt at August 27, 2011 and November 27, 2010, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at August 27, 2011 and November 27, 2010 is $17,352 and $17,477, respectively.

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at August 27, 2011 and November 27, 2010 were as follows:

	August 27, 2011	November 27, 2010
Accounts payable	$67,218	$64,630
Accrued salaries, wages and commissions	19,594	31,497
Compensated absences	8,511	8,172
Accrued insurance liabilities	11,899	11,473
Customer deposits	8,951	7,732
Other accrued liabilities	37,154	36,702
Accounts payable and accrued liabilities	$153,327	$160,206

The Company has letters of credit totaling $25,836 and $23,189 as of August 27, 2011 and November 27, 2010, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

Changes in the Company’s warranty accrual, which is included in Other accrued liabilities, are as follows:

	Nine Months Ended
	August 27, 2011	August 28, 2010
Warranty accrual at beginning of period	$3,499	$3,989
Accruals for warranties issued during the period	587	799
Adjustments related to pre-existing warranties	50	(125)
Settlements made during the period	(941)	(745)
Other adjustments, including currency translation	(237)	(215)
Warranty accrual at end of period	$2,958	$3,703

8.	LONG-TERM DEBT AND INTEREST RATE AGREEMENT

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas.  The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins.  Commitment fees, letter of credit fees and other fees are also payable as provided in the Credit Facility.  At August 27, 2011, there were no borrowings outstanding on the Credit Facility.  The Credit Facility includes a $75,000 letter of credit subline, against which $16,012 and $16,031 in letters of credit had been issued at August 27, 2011 and November 27, 2010, respectively.

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

The following table reflects the unrealized losses and net settlement payments on the fixed rate interest swap agreement for the quarter and nine months ended August 28, 2010.

	Quarter Ended	Nine Months Ended
Derivatives Not Designated as Hedging Instruments	August 28, 2010	August 28, 2010
Unrealized losses from fixed rate interest swap agreement included in interest expense	$—	$—
Net settlement payments from fixed rate interest swap agreement included in cash flows from operating activities	—	961

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

9.	PENSION AND OTHER POSTRETIREMENT PLANS

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

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$492	$527	$1,476	$1,582
Interest cost	2,013	2,033	6,037	6,103
Expected return on plan assets	(1,923)	(1,778)	(5,766)	(5,340)
Settlement cost	—	—	1,368	—
Amortization of unrecognized:
Prior service cost	(98)	(98)	(296)	(296)
Net actuarial loss (gain)	1,265	1,200	3,688	3,600
Net periodic benefit cost (income)	$1,749	$1,884	$6,507	$5,649

Cash contributions	$10,510	$2,935	$12,752	$3,121

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$6	$8	$18	$24
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)
Net actuarial loss (gain)	(32)	(32)	(96)	(96)
Net periodic benefit cost (income)	$(57)	$(55)	$(171)	$(165)

Cash contributions	$30	$39	$90	$117

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant. During the nine months ended August 27, 2011, the Company contributed $12,842 to its various plans and expects to contribute up to the following amounts to its various plans to pay benefits during 2011.

U.S. Qualified Plans	$11,843
U.S. Combined Nonqualified Plans	2,194
Non-U.S. Plan	403
Postretirement Healthcare Benefit Plan	121
Total expected contributions	$14,561

In addition to the plan assets related to its qualified plans, the Company has also funded $1,249 and $1,258 at August 27, 2011 and November 27, 2010, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 6).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Nine Months Ended
	August 27, 2011	August 28, 2010
Unrecognized tax benefits at beginning of year	$1,806	$2,161
Additions for current period tax positions	338	171
Reductions for current period tax positions	—	(63)
Additions for prior period tax positions	—	39
Changes in interest and penalties	66	42
Unrecognized tax benefits at end of period	$2,210	$2,350

At August 27, 2011, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $2,019.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  At August 27, 2011, the Company had $536 accrued for the payment of interest and penalties.

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

During the quarter ended August 27, 2011, the Company recognized $1,031 of tax benefit from the release of a valuation allowance recorded against net operating loss carryovers of one of its foreign subsidiaries.  The valuation allowance was released due to the successful completion of a subsidiary reorganization during the third quarter.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

11.	CONTINGENCIES

Legal Contingencies

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial claimed amounts) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property and other matters.  Items included in these other matters are discussed below.  The Company believes recorded reserves in its Consolidated Condensed Financial Statements are adequate in light of the probable and reasonably estimable outcomes of the items discussed below and other lawsuits, investigations and disputes arising out of the conduct of the Company's business.  Any recorded liabilities were not material to the Company’s financial position, results of operation or cash flows, and the Company does not currently believe that any pending claims or litigation, including those identified below, will materially affect its financial position, results of operation or cash flows.

Donaldson

On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota, alleging that certain “ChannelFlow®” engine/mobile filters manufactured and sold by a subsidiary of the Company infringe one or more patents held by Donaldson. Through this lawsuit Donaldson seeks various remedies, including injunctive relief and monetary damages of an unspecified amount. The Company believes that the products in question do not infringe the asserted patents and that such patents are invalid.  The Company is vigorously defending the action.

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

On June 24, 2011, William Burch, a former employee of two other defendants in the Defendant Group and the key instigator of the lawsuits, and key witness for the plaintiffs, pleaded guilty to a charge brought by the United States Attorney for the Eastern District of Pennsylvania of making false statements to the United States Antitrust Division of the Department of Justice (“DOJ”). In pleading guilty to this charge, Mr. Burch admits that he fabricated certain key evidence relevant to the lawsuits at issue and thereafter lied about it to the DOJ. He is scheduled to be sentenced in October 2011. As a result of this development, the court overseeing the civil antitrust litigation in the Northern District of Illinois has continued its stay of further discovery and ordered plaintiffs to respond to several defense motions seeking to exclude evidence associated with Mr. Burch.

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

The Company acquired TransWeb on December 29, 2010 (see Note 2).  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  Any litigation related amounts incurred in excess of the amount withheld will be expensed and paid by the Company. The Company currently does not anticipate total litigation related amounts to exceed the amount withheld. During the quarter and nine months ended August 27, 2011, the Company applied legal charges of $2,331 and $4,255, respectively, against the withheld payment, leaving a remaining balance of $12,745.  At August 27, 2011, $5,557 is included in Other accrued liabilities (see Note 7) and $7,188 is included in Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.

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

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Weighted average number of shares outstanding - Basic	50,527,206	50,796,393	50,563,556	50,700,066
Dilutive effect of stock-based arrangements	673,035	452,564	693,065	445,005
Weighted average number of shares outstanding - Diluted	51,200,241	51,248,957	51,256,621	51,145,071

Net earnings attributable to CLARCOR Inc.	$32,070	$28,326	$86,759	$67,077

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.63	$0.56	$1.72	$1.32
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.63	$0.55	$1.69	$1.31

The following table provides additional information regarding the calculation of earnings per share and treasury stock transactions.

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Number of antidilutive options with exercises prices greater than the average market price excluded from the computation of dilutive earnings per share	60,000	347,350	60,000	646,349
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$9,312	$10,009	$18,204	$10,009
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	222,051	288,842	427,051	288,842

As of August 27, 2011, there was approximately $215,519 available under the Company’s $250,000 stock repurchase program for future purchases.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands, except per share data) (Unaudited)

13.	SEGMENT INFORMATION

The Company operates in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. Net sales represent sales to unaffiliated customers as reported in the Consolidated Condensed Statements of Earnings.  Intersegment sales were not material.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below. Segment information is summarized as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2011	August 28, 2010	August 27, 2011	August 28, 2010
Net sales:
Engine/Mobile Filtration	$129,467	$118,753	$372,071	$328,615
Industrial/Environmental Filtration	132,380	119,589	377,998	339,182
Packaging	22,972	24,428	69,003	67,973
	$284,819	$262,770	$819,072	$735,770

Operating profit:
Engine/Mobile Filtration	$30,175	$25,937	$80,969	$67,442
Industrial/Environmental Filtration	13,650	12,887	37,077	27,541
Packaging	2,636	2,868	8,486	5,817
	46,461	41,692	126,532	100,800
Other income (expense), net	99	(18)	(318)	(736)

Earnings before income taxes	$46,560	$41,674	$126,214	$100,064

	August 27, 2011	November 27, 2010
Identifiable assets:
Engine/Mobile Filtration	$340,158	$292,196
Industrial/Environmental Filtration	701,351	650,530
Packaging	44,308	40,450
Corporate	32,142	59,235
	$1,117,959	$1,042,411

14.	INSURANCE CLAIM

During August 2011, an Engine/Mobile Filtration segment manufacturing facility that the Company owns was damaged in a weather-related event. A loss of $250, representing the Company's deductible, was recorded in Cost of sales for the quarter and nine months ended August 27, 2011 and is included in Accrued insurance liabilities (see Note 7). The Company expects additional losses in excess of the deductible will not be material and will be covered by insurance. The Company is still in the process of determining the gain or loss, if any, that will be recorded.

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In thousands except per share data)

	Third Quarter					First Nine Months
			Change					Change
	2011	2010	$	%		2011	2010	$	%
Net sales	$284,819	$262,770	$22,049	8%		$819,072	$735,770	$83,302	11%
Cost of sales	188,945	171,209	17,736	10%		542,783	489,561	53,222	11%
Gross profit	95,874	91,561	4,313	5%		276,289	246,209	30,080	12%
Selling and administrative expenses	49,413	49,869	(456)	(1)%		149,757	145,409	4,348	3%
Operating profit	46,461	41,692	4,769	11%		126,532	100,800	25,732	26%
Other income (expense)	99	(18)	117			(318)	(736)	418
Provision for income taxes	14,401	13,103	1,298	10%		39,253	32,751	6,502	20%
Net earnings attributable to CLARCOR	32,070	28,326	3,744	13%		86,759	67,077	19,682	29%
Weighted average diluted shares	51,200	51,249	(49)	—%		51,257	51,145	112	—%
Diluted earnings per share attributable to CLARCOR	$0.63	$0.55	$0.08	15%		$1.69	$1.31	$0.38	29%

Percentages:
Gross margin	33.7%	34.8%		-1.1	pt	33.7%	33.5%		0.2	pt
Selling and administrative percentage	17.4%	18.9%		-1.5	pt	18.3%	19.8%		-1.5	pt
Operating margin	16.3%	15.9%		0.4	pt	15.4%	13.7%		1.7	pt
Effective tax rate	30.9%	31.4%		-0.5	pt	31.1%	32.7%		-1.6	pt
Net earnings margin	11.3%	10.8%		0.5	pt	10.6%	9.1%		1.5	pt

Third Quarter

Higher operating profit, net earnings and diluted earnings per share in the third quarter of 2011 compared with last year's third quarter were driven by the $22.0 million, or 8%, increase in net sales including a combined 10% increase at our Engine/Mobile Filtration and Industrial/Environmental Filtration segments partially offset by a 6% reduction at our Packaging segment. Higher sales in our Engine/Mobile Filtration segment were due to increased volume and pricing of heavy-duty engine filters in the U.S. Higher sales in our Industrial/Environmental Filtration segment were due in part to higher domestic natural gas vessel and air filtration sales offset by lower sales in Europe. Lower sales in our Packaging segment were primarily the result of a reduction in smokeless tobacco packaging sales as our customers were building inventory in last year's third quarter to support product launch.

Our 33.7% gross margin percentage in the third quarter of 2011 was 1.1 percentage points lower than the third quarter of 2010 but was still our third highest quarterly gross margin percentage in almost twenty years. The reduction in gross margin in the third quarter of 2011 compared to the third quarter of the prior year was the result of additional costs required to launch a new air filtration product and a higher sales mix of vessels versus aftermarket filters in our natural gas market. Selling and administrative expenses as a percentage of net sales declined 1.5 percentage points as we were able to leverage the 8% increase in net sales while reducing selling and administrative expenses by 1%.

First Nine Months

Higher operating profit, net earnings and diluted earnings per share in the first nine months of 2011 were primarily the result of the $83.3 million, or 11%, increase in net sales. Net sales were higher at each of our reporting segments led by our Engine/Mobile Filtration segment which was up 13% on the strength of higher heavy-duty engine filter sales in the U.S. and internationally. Net sales at our Industrial/Environmental Filtration segment were 11% higher than the first nine months of 2010 due to higher natural gas vessel sales and higher air filtration sales in addition to the TransWeb acquisition. Net sales at our Packaging segment were up slightly compared to prior year. However, excluding the impact of a no margin tooling and equipment sale to one of our customers in 2010, net sales increased $5.6 million, or 9%, compared with the first nine months of 2010.

Our 33.7% gross margin percentage in the first nine months of 2011 was 0.2 percentage points higher than the first nine months of 2010. This increase in gross margin percentage was primarily the result of our 11% increase in net sales and our ability to leverage fixed manufacturing costs offset by the factors contributing to the lower gross margin percentage in the third quarter of 2011 compared with the third quarter of 2010. Selling and administrative expenses as a percentage of net sales declined 1.5 percentage points as we were able to leverage the 11% increase in net sales while increasing selling and administrative expenses only 3%. The $4.3 million increase in selling and administrative expenses was primarily due to higher employee costs to support our domestic and international growth.

Other Items

Other significant items impacting the comparison between the quarters and the first nine months presented are as follows:

•	Acquisitions

The acquisition of TransWeb in the first quarter of 2011 increased our 2011 net sales and operating profit as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Net sales	$3.9	$8.8
Operating profit	0.8	1.3

•	Foreign Exchange

The average exchange rate for foreign currencies versus the U.S. dollar favorably impacted our translated U.S. dollar value of net sales and operating profit compared to the same periods in the prior year as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Net sales	$6.5	$13.4
Operating profit	1.2	2.7

•	Other income (expense)

Foreign currency gains included in other income (expense) increased $0.1 million in the third quarter of 2011. Foreign currency losses declined $0.1 million in the first nine months of 2011. Much of the foreign currency gains or losses are a result of the translation of cash accounts at foreign subsidiaries denominated in currencies other than functional currencies.

•	Provisions for income taxes

The lower effective tax rates in the third quarter and first nine months of 2011 compared with the same periods in 2010 is due to lower foreign taxes and a higher domestic production activities deduction in 2011. During the third quarter of 2011, the Company recognized $1.0 million of tax benefit from the release of a valuation allowance recorded against net operating loss carryovers of one of its foreign subsidiaries.  The valuation allowance was released due to the successful completion of a subsidiary reorganization during the third quarter.

•	Shares outstanding

Average diluted shares outstanding have not significantly changed in 2011 from comparable periods in 2010 as incremental dilutive shares related to the issuance of stock options and restricted shares have been offset by our repurchase of common stock.

SEGMENT ANALYSIS

	Third Quarter				First Nine Months
(Dollars in thousands)	2011	% Total	2010	% Total	2011	% Total	2010	% Total
Net sales:
Engine/Mobile Filtration	$129,467	45%	$118,753	45%	$372,071	45%	$328,615	45%
Industrial/Environmental Filtration	132,380	46%	119,589	46%	377,998	46%	339,182	46%
Packaging	22,972	9%	24,428	9%	69,003	9%	67,973	9%
	$284,819	100%	$262,770	100%	$819,072	100%	$735,770	100%

Operating profit:
Engine/Mobile Filtration	$30,175	65%	$25,937	62%	$80,969	64%	$67,442	67%
Industrial/Environmental Filtration	13,650	29%	12,887	31%	37,077	29%	27,541	27%
Packaging	2,636	6%	2,868	7%	8,486	7%	5,817	6%
	$46,461	100%	$41,692	100%	$126,532	100%	$100,800	100%

Operating margin:
Engine/Mobile Filtration	23.3%		21.8%		21.8%		20.5%
Industrial/Environmental Filtration	10.3%		10.8%		9.8%		8.1%
Packaging	11.5%		11.7%		12.3%		8.6%
	16.3%		15.9%		15.4%		13.7%

Engine/Mobile Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2011	2010	$	%		2011	2010	$	%
Net sales	$129,467	$118,753	$10,714	9%		$372,071	$328,615	$43,456	13%
Operating profit	30,175	25,937	4,238	16%		80,969	67,442	13,527	20%
Operating margin	23.3%	21.8%		1.5	pt	21.8%	20.5%		1.3	pt

Our Engine/Mobile Filtration segment primarily sells after-market filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this reporting segment is Baldwin branded engine filters for heavy-duty trucks.

The net sales increases for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2011 as compared to the same prior year periods are detailed in the following table:

(Dollars in millions)	Third Quarter	First Nine Months
2010	$118.8	$328.6

U.S. net sales	6.2	22.9
Foreign net sales (including export)	1.1	13.5
Foreign exchange	3.4	7.1
Net increase	10.7	43.5

2011	$129.5	$372.1

The net increases in U.S. net sales for the Engine/Mobile Filtration segment in the third quarter and the first nine months of 2011 as compared to the same prior year periods are detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months

Heavy-duty engine filters	$5.8	$19.7
Locomotive filters	0.4	2.0
Other	—	1.2

Increase in U.S. net sales	$6.2	$22.9

Our sales of heavy-duty engine filters in the U.S. were positively influenced by the strength of the U.S. trucking industry compared to last year. Although somewhat variable over the past several months, heavy-duty truck tonnage in the U.S. was approximately 5% higher through our first eight fiscal months of 2011 compared with the same period in 2010. Our U.S. sales of locomotive filters increased approximately 7% in the first nine months of 2011 compared to last year due to recovery in U.S. rail activity. According to the Association of American Railroads, approximately 40,000 freight cars were removed from storage during the first seven months of calendar year 2011. As of the beginning of August 2011, 18.2% of the U.S. freight car fleet was in storage, flat over the past several months but down from a peak of 31.9% in July 2009.

The increase in net sales (adjusted for changes in foreign currency) outside the U.S. in the third quarter of 2011 was driven by higher heavy-duty engine filter sales in many geographic locations offset by a $0.9 million, or 13%, reduction in heavy-duty engine filter sales in China as some of our OEM customers adjusted production schedules and sold down existing inventory. China sales have increased $5.4 million, or 29%, in the first nine months of 2011 compared to the same period in 2010, and we anticipate a rebound in China heavy-duty engine filter sales growth in the fourth quarter of 2011 compared to the same period last year.

The increase in operating profit in the Engine/Mobile Filtration segment in both the third quarter and first nine months of 2011 compared with the same periods in 2010 was primarily the result of higher heavy-duty engine filter sales. Our operating margin increased as we were able to leverage our fixed manufacturing and selling and administrative expenses. Although selling and administrative expenses decreased as a percentage of net sales, total selling and administrative expenses increased to support our continued growth both domestically and abroad. We estimate that the change in average foreign exchange rates positively influenced the translated U.S. dollar value of operating profit by $0.7 million for the third quarter of 2011 and by $1.5 million for the first nine months of 2011 compared with the same periods in the prior year.

Industrial/Environmental Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2011	2010	$	%		2011	2010	$	%
Net sales	$132,380	$119,589	$12,791	11%		$377,998	$339,182	$38,816	11%
Operating profit	13,650	12,887	763	6%		37,077	27,541	9,536	35%
Operating margin	10.3%	10.8%		(0.5)	pt	9.8%	8.1%		1.7	pt

Our Industrial/Environmental Filtration segment sells a variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and replacement filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers, resins and dust collector systems.

The net sales increases for our Industrial/Environmental Filtration segment in the third quarter and first nine months of 2011 as compared to the same prior year periods are detailed in the following table:

(Dollars in millions)	Third Quarter	First Nine Months
2010	$119.6	$339.2

U.S. net sales	13.6	31.5
Foreign net sales (including export)	(3.8)	1.0
Foreign exchange	3.0	6.3
Net increase	12.8	38.8

2011	$132.4	$378.0

The net increases in U.S. net sales for the Industrial/Environmental Filtration segment in the third quarter and the first nine months of 2011 as compared to the same prior year periods are detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Natural gas - vessels and aftermarket filters	$5.8	$7.0
Air filtration	4.3	9.3
TransWeb acquistion	2.8	6.7
Filter sales through Total Filtration Services (“TFS”)	1.0	3.7
Aerospace, oil drilling and other industrial filters	1.0	2.2
Dust collector systems	0.8	2.5
Aviation - vessels and aftermarket filters	(2.2)	—
Other	0.1	0.1
Increase in U.S. net sales	$13.6	$31.5

The changes in our U.S. net sales as set forth above were driven by the following factors:

•
The increases in the natural gas market in the third quarter and the first nine months of 2011 compared to the same periods in 2010 were due to higher natural gas vessel sales including vessels to support ancillary pipeline infrastructure for shale fracturing.

•
The increases in air filtration products in the third quarter and first nine months of 2011 were due to a combination of an improvement in the U.S. economy, the introduction of new product offerings, an increase in market share and a customer price increase implemented at the beginning of the second quarter of 2011.

•
U.S. net sales pursuant to the TransWeb acquisition for the first nine months of 2011 include only eight months since the acquisition was completed at the end of December 2010. TransWeb also had foreign net sales of $1.1 million in the third quarter and $2.1 million in the first nine months of 2011.

•
The increases at TFS in the third quarter and first nine months of 2011 were the result of increased filter sales to a variety of markets including aerospace, automotive, chemical and general industrial.

•
The increases in the aerospace, oil drilling and other industrial markets in the third quarter and first nine months of 2011 compared to the same periods in 2010 were primarily due to increased sales to the commercial aerospace market and higher sales of wire mesh filters to the fibers and plastics industries.

•	The increases in dust collector systems for both the third quarter and the first nine months of 2011 were a result of higher sales in kitchen emission systems and Dust Hog® and Smog Hog® products.

•	The decline in aviation vessels and after-market filters in the third quarter of 2011 was due to a large military aviation after-market filter sale in the third quarter of 2010.

The decline in foreign net sales (adjusted for changes in foreign currency) for the third quarter of 2011 was due to a $4.3 million reduction in European sales including a $2.9 million reduction in Germany in part due to the timing of coke removal system sales. The increase in foreign net sales for the first nine months of 2011 was due to a $3.3 million increase in natural gas vessel and after-market filter sales and a $1.6 million increase in dust collector system sales offset by $4.0 million lower sales in Europe. The decline in European sales in the first nine months of 2011 was due to less favorable Euro zone economic conditions across several product markets.

Operating profit increased at our Industrial/Environment Filtration segment while operating margin declined 0.5 percentage points in the third quarter of 2011 compared with the same period last year. The reduction in operating margin was due to a 1.7 percentage point decline in gross margin offset by a 1.2 percentage point decrease in selling and administrative expense as a percentage of net sales. The reduction in gross margin percentage was the result of additional costs required to launch a new air filtration product and a higher mix of capital versus aftermarket filters in our natural gas market. The decline in selling and administrative costs as a percentage of net sales was due to our ability to leverage the 11% increase in net sales. For the first nine months of 2011, both operating profit and operating margin increased compared to the first nine months of 2010. The 1.7 percentage point increase in operating margin was driven by the 11% increase in net sales and our ability to leverage selling and administrative expenses which declined 1.7 percentage points as a percentage of net sales. We estimate that the change in average foreign exchange rates positively influenced the translated U.S. dollar value of operating profit by $0.5 million for the third quarter of 2011 and by $1.2 million for the first nine months of 2011 compared with the same periods in the prior year.

Packaging Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2011	2010	$	%		2011	2010	$	%
Net sales	$22,972	$24,428	$(1,456)	(6)%		$69,003	$67,973	$1,030	2%
Operating profit	2,636	2,868	(232)	(8)%		8,486	5,817	2,669	46%
Operating margin	11.5%	11.7%		(0.2)	pt	12.3%	8.6%		3.7	pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

The decline in our net sales at our Packaging segment in the third quarter of 2011 was primarily the result of a reduction in smokeless tobacco packaging sales as our customers were building inventory in last year's third quarter to support product launch. In addition, we were negatively impacted by a reduction of packaging sales to the film market as the industry continues to move to digital technology. Net sales increased 2% for the first nine months of 2011 compared to the first nine months of the prior year. However, this comparison was influenced by a no margin $4.6 million tooling and equipment sale to one of our customers in 2010. Excluding the impact of this tooling and equipment sale, net sales increased $5.6 million, or 9%, compared with the first nine months of 2010. This sales increase was the result of strength in several of our end-markets including smokeless tobacco, confection, spice and decorated flat sheet metal. The slight decline in operating profit and margin for the third quarter of 2011 compared with the third quarter of the prior year was due to the reduction in net sales and the associated under-absorption of fixed manufacturing costs. The increase in operating profit and margin for the first nine months of 2011 was driven by the increase in net sales (excluding the impact of the tooling and equipment sale) and our ability to leverage fixed manufacturing and selling and administrative expenses.

FINANCIAL CONDITION

Liquidity and Capital Resources

Our financial position remains strong with adequate cash resources and sufficient borrowing capacity under our line of credit.  In the first quarter of 2008, we entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which we may borrow up to $250.0 million under a selection of currencies and rate formulas.  We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under the Credit Facility.  At our election, the interest rate is based upon either a defined base rate or the LIBOR interest rate plus or minus applicable margins.  At the end of the third quarter of 2011, the LIBOR interest rate plus margin was 0.6%.  At the end of the third quarter of 2011, there were no amounts outstanding on the Credit Facility.  However, we had $16.0 million outstanding on a $75.0 million letter of credit subline.  Accordingly, we had $234.0 million available for further borrowing at the end of the third quarter of 2011.

Cash and cash equivalents and restricted cash increased $10.3 million to $128.1 million at the end of the third quarter of 2011 from $117.7 million at fiscal year-end 2010.  Of the $128.1 million of cash at the end of the third quarter of 2011, approximately $82.1 million was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds at these institutions are not at significant risk.  The current ratio of 3.6 at the end of the third quarter of 2011 was greater than the current ratio of 3.2 at fiscal year-end 2010.  The increase in the current ratio was the result of a $54.2 million increase in current assets primarily due to an increase in accounts receivable and inventory from year-end 2010 to support higher sales in 2011.

Total long-term debt of $17.4 million at the end of the third quarter of 2011 included $15.8 million outstanding on industrial revenue bonds and $1.6 million of other long-term debt.  At the end of the third quarter of 2011 and at fiscal year-end 2010, we were in compliance with all financial covenants as included in the Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 2.0% at the end of the third quarter of 2011 compared to 2.3% at fiscal year-end 2010.

We had 50.2 million shares of common stock outstanding at the end of the third quarter of 2011, a decrease of 0.1 million from fiscal year-end 2010.  Shares issued pursuant to stock incentive plans were more than offset by shares repurchased in the first nine months of 2011.  Shareholders’ equity increased to $834.3 million at the end of the third quarter of 2011 compared to $757.5 million at fiscal year-end 2010.  This $76.8 million increase resulted mainly from additional net earnings of $87.0 million, items related to stock compensation and option activity pursuant to incentive plans of $12.8 million, pension amounts affecting accumulated other comprehensive loss of $2.9 million and currency translation adjustments of $8.6 million partially offset by stock repurchases of $18.2 million and dividend payments of $15.9 million.

Net cash provided by operating activities decreased $31.9 million to $69.2 million in the first nine months of 2011 from $101.1 million in the first nine months of 2010.  This decrease was driven primarily by an increase in cash used for changes in working capital of $20.8 million and a $32.2 million decrease in cash flow from changes in short-term investments offset by additional net earnings of $19.7 million.  The $32.2 million cash inflow from the reduction in short-term investments in the first nine months of 2010 was the result of converting our short-term investments into cash.  The additional cash outflow for working capital was driven by payments in the first quarter of 2011 for our 2010 company-wide incentive compensation plan.

Net cash used in investing activities increased $14.1 million to $31.0 million in the first nine months of 2011 compared with $16.9 million in the first nine months of 2010.  This increase was primarily due to $14.2 million in cash paid pursuant to the TransWeb acquisition in the first quarter of 2011.

Net cash used in financing activities decreased $26.8 million in the first nine months of 2011 compared with the first nine months of 2010 primarily as the result of the $35.0 million pay down of the Credit Facility in the first nine months of 2010 offset by an additional outflow of $8.2 million in the first nine months of 2011 for the purchase of treasury stock.

In the fourth quarter 2011 we announced that we will invest approximately $28.0 million over the next three years to expand our manufacturing facility in Yankton, South Dakota to add capacity to produce heavy-duty engine filters. This additional capacity to support sales growth in the Americas and for export should be fully operational before the end of 2012. Additional equipment and capabilities will be added through 2014.

We believe that our current operations will continue to generate cash and that sufficient borrowings under the Credit Facility will remain available to fund current operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures and expansion of current facilities, provide for interest payments and required principal payments related to debt agreements, fund pension plan contributions and repurchase common stock.  We also continue to assess acquisition opportunities in related filtration businesses that would expand our market base, distribution coverage or product offerings.  Any such acquisitions potentially would affect operating cash flows and require changes in our debt and capitalization.   In addition, capital market disruptions may affect the cost or availability of future borrowings.  We have no material long-term purchase commitments.  We will also continue to assess repurchases of our common stock.  We repurchased 0.4 million shares of our common stock for $18.2 million in the first nine months of 2011 at an approximate average price of $42.63.  At the end of the third quarter of 2011, there was approximately $215.5 million available for future repurchases under the current authorization of $250.0 million approved by the Board of Directors in June 2010.  Future repurchases may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the third quarter of 2011, our liability for uncertain income tax provisions was $2.2 million, including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2010 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first nine months of 2011 or fiscal 2010.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Third Quarter 2011 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include, among other things:

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

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2011 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this Third Quarter 2011 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Third Quarter 2011 Form 10-Q.

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Norman E. Johnson, Chairman of the Board and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 27, 2011.

Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) of the Exchange Act were effective as of August 27, 2011, in achieving the objectives for which they were designed.  No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended August 27, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this Third Quarter 2011 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2010, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 222,051 shares of our common stock during the fiscal quarter ended August 27, 2011.  The amount of $215,519,052 remained available for purchase under such program at the end of the third quarter of 2011.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
May 29, 2011 through June 30, 2011	45,000	$40.52	45,000	$223,007,014
July 1, 2011 through July 31, 2011	45,000	$46.93	45,000	$220,895,044
August 1, 2011 through August 27, 2011	132,051	$40.71	132,051	$215,519,052
Total	222,051		222,051

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Norman E. Johnson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	** 101.INS	XBRL Instance Document ++
	** 101.SCH	XBRL Taxonomy Extension Schema Document ++
	** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase ++
	** 101.DEF	XBRL Taxonomy Extension Definition Linkbase ++
	** 101.LAB	XBRL Taxonomy Extension Label Linkbase ++
	** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase ++

*	Filed herewith.
**	Submitted electronically with this 2011 Quarterly Report on Form 10-Q.
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

CLARCOR Inc.
(Registrant)

September 16, 2011	By	/s/ Norman E. Johnson
(Date)		Norman E. Johnson
Chairman of the Board and Chief Executive Officer

September 16, 2011	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer