Form 10-K
period 2011-12-03
CLARCOR INC.
filed 2012-01-27
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 3, 2011
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
None
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.  Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of registrant’s most recently completed second fiscal quarter was $2,096,506,866.
There were 50,263,104 shares of Common Stock outstanding as of January 23, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders (“Proxy Statement”), currently anticipated to be held on March 27, 2012, are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 3, 2011 .

PART I

Item 1. Business.

(a) General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware.  As used herein, the “Company” and terms such as “we,” “us” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30.  For fiscal year 2011, the year ended on December 3, 2011 and included 53 weeks.  For fiscal year 2010, the year ended on November 27, 2010 and included 52 weeks.  For fiscal year 2009, the year ended on November 28, 2009 and included 52 weeks.  In this 2011 Annual Report on Form 10-K (“2011 Form 10-K”), all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

Certain Significant Developments

Acquisitions

On December 29, 2010 (which is part of fiscal year 2011), the Company acquired 100% of the outstanding membership interests in TransWeb, LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and heating, ventilating and air conditioning (“HVAC”) filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb has supplied media to a subsidiary of the Company for several years.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of our filtration operating companies.  TransWeb’s results are included in the Industrial/Environmental Filtration segment from the date of acquisition.

The base purchase price to acquire TransWeb was approximately $30.0 million, excluding cash acquired, plus a potential earn-out of approximately $1.0 million payable to one of the former owners.  The Company paid the purchase price with available cash. Of the base purchase price, the Company withheld $17.0 million pending resolution of the 3M litigation disclosed in Item 3 of this 2011 Form 10-K and referenced in Note L to our Consolidated Financial Statements, which funds may be used by the Company in connection with the same. The Company incurred legal charges of approximately $6.3 million in connection with this matter during fiscal year 2011, which were applied against the $17.0 million withheld amount.

(b) Financial Information About Industry Segments

During fiscal year 2011, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.  These segments are discussed in greater detail below.  Financial information for each of the Company’s reportable segments for the fiscal years 2009 through 2011 is included in Note O to our Consolidated Financial Statements.

(c) Narrative Description of the Business

Engine/Mobile Filtration

The Company’s Engine/Mobile Filtration segment sells filtration products for engines used in stationary power generation and for engines in mobile equipment applications, including trucks, automobiles, buses and locomotives, and marine, construction, industrial, mining and agricultural equipment.  The segment’s filters are sold throughout the world, primarily in the aftermarket. In addition, “first-fit” filters are sold to original equipment manufacturers.  At one of the Engine/Mobile Filtration segment plants, the Company also manufactures dust collection cartridges, including cartridges incorporating the Company’s Protura® nanofiber filtration media.  These cartridges are used in environmental filtration applications.

The products in the Engine/Mobile Filtration segment include oil, air, fuel, coolant, transmission and hydraulic fluid filters which are used in a wide variety of applications and in processes where filter efficiency, capacity and reliability are essential. Most of these applications involve a process where impure air or fluid flows through semi-porous paper, corrugated paper, cotton, synthetic, chemical or membrane filter media with varying filtration efficiency characteristics.  The impurities captured by the media are disposed of when the filter is changed.

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

The segment’s liquid process filtration products include specialty industrial process liquid filters; filters for pharmaceutical processes and beverages; filtration systems, filters and coalescers for the oil and natural gas industry; filtration systems for aircraft refueling, anti-pollution, sewage treatment and water recycling; bilge water separators; sand control filters for oil and gas drilling; and woven wire and metallic products for filtration of plastics and polymer fibers.  These filters use a variety of string wound, meltblown, porous and sintered and non-sintered metal media, woven wire and absorbent media.

The segment’s air filtration products represent air filters and cleaners, including antimicrobial treated filters and high efficiency electronic air cleaners.  These products are used in commercial buildings, hospitals, factories, residential buildings, residences, paint spray booths, gas turbine systems, medical facilities, motor vehicle cabins, aircraft cabins, clean rooms, compressors and dust collector systems.

Packaging

The Company’s Packaging segment is conducted by a wholly-owned subsidiary, J.L. Clark, Inc. (“J.L. Clark”).

J.L. Clark manufactures a wide variety of different types and sizes of containers and packaging specialties.  Metal, plastic and combination metal/plastic containers and closures manufactured by the Company are used in packaging a wide variety of dry and paste form products, such as food specialties (e.g., tea, coffee, spices, mints and other confections); smokeless tobacco products; lip balms; ointments; and consumer healthcare products.  Other packaging products include shells for dry cell batteries, canisters for film and candles, spools for insulated and fine wire, and custom decorated flat metal sheets.

Containers and packaging specialties are manufactured only upon orders received from customers, and individualized containers and packaging specialties are designed and manufactured, usually with distinctive decoration, to meet each customer’s marketing and packaging requirements and specifications.

Distribution

Products in both the Engine/Mobile Filtration and Industrial/Environmental Filtration segments are sold primarily through a combination of independent distributors, dealers for original equipment manufacturers, retail stores and directly to end-use customers such as truck and equipment fleet users, manufacturing companies and contractors.  In addition, both segments distribute products worldwide through their respective foreign subsidiaries and through export sales from the United States to independent distributors and end-use customers. In the Packaging segment, J.L. Clark uses an internal sales force and sells its products directly to customers for containers and packaging specialties.

Financial information related to the geographic areas in which the Company operates and sells its products is included in Note O to our Consolidated Financial Statements.

Class of Products

No class of similar products accounted for 10% or more of the total sales of the Company in any of the Company’s last three fiscal years.

Raw Materials

The primary raw materials the Company uses to manufacture its products include various types of steel, adhesives, petrochemical-based materials and paper products and filter medias made from materials such as wood pulps, metals, polyester, polypropylene and other synthetic fibers, fiberglass and cotton.  All of these are purchased and are available from a variety of sources.  The Company experienced price volatility in fiscal year 2011 with raw material prices trending higher in all significant spend categories.  The Company was able to procure adequate supplies of raw materials throughout fiscal year 2011 and does not anticipate procurement problems in 2012, although the Company does believe that prices will generally continue to rise.

Patents, Trademarks and Trade names

Certain features of some of the Company’s products are covered by domestic and, in some cases, foreign patents or patent applications.  While these patents are valuable and important for certain products, the Company does not believe that its competitive position is dependent upon patent protection, although as discussed under the heading of “Risk Factors,” the Company believes that patent-related litigation may become more commonplace across all of its business segments, particularly with respect to its engine aftermarket business.

With respect to trademarks and trade names, the Company believes that the trademarks and trade names it uses in connection with certain products (such as “Baldwin,” “Purolator,” “Peco,” “Facet” and “TransWeb”) are valuable and significant to its business.

Seasonality

In general, the Company’s products and service offerings are not seasonal in nature, although certain of our operating companies in all our segments experience modest seasonal increases and decreases with respect to products and services supplied to particular end-use customers or industries.  These shifts are normally not material to the Company on a consolidated basis.

Customers

The 10 largest customers of the Engine/Mobile Filtration segment accounted for approximately 27% of the $510.0 million of fiscal year 2011 segment sales.

The 10 largest customers of the Industrial/Environmental Filtration segment accounted for approximately 14% of the $523.0 million of fiscal year 2011 segment sales.

The 10 largest customers of the Packaging segment accounted for approximately 75% of the $93.6 million of fiscal year 2011 segment sales.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2011 sales.

Backlog

At November 30, 2011, the Company had a backlog of firm orders for products of approximately $125.0 million.  The backlog figure for November 30, 2010 was approximately $118.1 million.  Substantially all of the orders on hand at November 30, 2011 are expected to be filled during fiscal year 2012.  The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of fiscal year 2012 sales.

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

In fiscal year 2011, the Company employed approximately 152 professional employees on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products.  During this period the Company spent approximately $11.0 million on such activities as compared with $9.8 million for fiscal year 2010 and $9.6 million for fiscal year 2009.

Environmental Factors

The Company is not aware of any facts which would cause it to believe that it is in material violation of existing applicable standards with respect to emissions to the atmosphere, discharges to waters, or treatment, storage and disposal of solid or hazardous wastes.

The Company is party to various proceedings relating to environmental issues.  The U.S. Environmental Protection Agency and/or other responsible state agencies have designated the Company as a potentially responsible party (“PRP”), along with other companies, in remedial activities for the cleanup of waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“the federal Superfund statute”).

Although it is not certain what future environmental claims, if any, may be asserted, the Company currently believes that its potential liability for known environmental matters does not exceed its present accrual of $0.1 million.  However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the extent, if any, of the contamination, the length of time remediation may require, the complexity of environmental regulation and the continuing advancement of remediation technology.  Applicable federal law may impose joint and several liability on each PRP for the cleanup of a contaminated site.

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

Employees

As of November 30, 2011, the Company had approximately 5,447 employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note O to our Consolidated Financial Statements.  As noted therein, total international sales for the Company in fiscal year 2011 were $350.6 million.  In addition, see “Item 1A — Risk Factors” below for a discussion of certain risks of foreign operations.

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

Our corporate headquarters are located at 840 Crescent Centre Drive, Suite 600, Franklin TN 37067, and our telephone number is (615) 771-3100.  The Company’s corporate Internet site is www.CLARCOR.com.   The Company makes available on that site, free of charge, its Form 10-Ks, Form 10-Qs, Form 8-Ks and amendments to such reports, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC.  The information contained on the Company’s website is not incorporated herein or otherwise considered to be a part of this 2011 Form 10-K.

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

Item 1A. Risk Factors.

Our business faces a variety of risks.  These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our Common Stock could decline.  These risk factors should be read in conjunction with the other information in this 2011 Form 10-K.

Our business is affected by the health of the markets we serve.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial and trucking markets.  Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in fuel costs, although the replacement nature of our products helps mitigate the effects of these changes.  In addition, a general economic downturn may have an adverse effect on sales of more expensive filtration systems and products, such as capital equipment sold by Perry Equipment Corporation (which may be affected by a decrease in the cost of oil and natural gas), United Air Specialists and our Facet companies.  An economic downturn in the markets we serve may result in reductions in sales and pricing of our products, which could materially reduce future earnings and cash flow.

Adverse macroeconomic and business conditions may materially and negatively affect our revenues, profitability and results of operations.

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability.  Economic activity in the United States and throughout much of the world remains somewhat uncertain despite general improvement over the prior two to three years.

It is difficult to determine the breadth and duration of economic and financial market problems and the many ways in which such problems might affect our suppliers, customers and our business in general.  Nonetheless, worsening of these financial and macroeconomic conditions could have a material adverse effect on our sales, profitability and results of operations.

We face customer concentration and related issues in China in our Engine/Mobile Filtration segment.

In the U.S., the vast majority of our sales in our Engine/Mobile Filtration segment are in the aftermarket, and no one customer represented more than 6% of our U.S. Engine/Mobile Filtration segment sales during fiscal year 2011. Our Engine/Mobile Filtration segment sales in China are predominantly to original equipment manufacturers ("OEMs"), and one customer, Weichai Power Co. Ltd ("Weichai"), accounted for approximately 32% of our Engine/Mobile segment sales in China during fiscal year 2011. Our growth in China, a strategically important and potentially high growth market, currently depends on our ability to maintain a good and growing commercial relationship with Weichai. If we are unsuccessful in this regard, this would have a material adverse effect on our potential future results of operation and could significantly diminish the opportunities and growth in China for our Engine/Mobile Filtration segment.

We face heightened legal challenges from our competitors with respect to intellectual property, particularly in the area of patents, as evidenced by our lawsuits with Donaldson and 3M.

We face increasing exposure to claims by others for infringement of intellectual property rights, particularly with respect to patents, which claims could result in significant costs or losses. This is especially important with respect to our Engine/Mobile Filtration segment, where many of our competitors are suppliers of ‘‘first-fit’’ products to OEMs and seek to control or at least gain an advantage in the aftermarket through aggressive and comprehensive patent strategies, sometimes in conjunction with the OEMs. These strategies may involve attempting to obtain as many patents as possible, including particularly with respect to the systems for attaching or sealing filters to their respective housings, deliberately delaying the final issuance of patents so as to be able to modify them in response to competitive product designs, and seeking multiple ‘‘continuations’’ of their patents in an attempt to have their patents more clearly apply to competitive product designs.

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

Examples of significant patent disputes that we face are the Donaldson and 3M/TransWeb litigations that are identified in Item 3 of this 2011 Form 10-K and referenced in Note L to our Consolidated Financial Statements.   While the Company believes in its positions with respect to these actions and is defending and pursuing them vigorously, doing so has required, and will continue to require, that we expend significant financial and human resources with no guaranty of success.

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

Some credit markets  are relatively tight such that the ability to obtain new capital could be challenging and more expensive  in comparison to past years.  Although we believe that the banks under our current credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future.  If any of the banks in the lending group of our credit facility were to struggle or fail, it is possible that the borrowing capacity under our credit facility would be reduced.  In the event that the availability under our credit facility were reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs.  Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, (ii) accessing the public capital markets, or (iii) delaying certain of our existing development projects. In addition, we plan to enter into a new revolving credit agreement prior to the December 2012 expiration date of our current credit facility.  At such time that it becomes necessary to access additional capital, it is possible that any such alternatives could be on terms less favorable than under our existing credit facility terms, which could have a material effect on our consolidated financial position, results of operations, or cash flows.

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

The potential physical impacts of climate change on our operations are also highly uncertain and would vary depending on type of physical impact and geographic location.  Climate change physical impacts could include changing temperatures, water shortages, changes in weather and rainfall patterns, and changing storm patterns and intensities.  The occurrence of one or more natural disasters, whether due to climate change or naturally occurring, such as tornadoes, hurricanes, earthquakes and other forms of severe weather in the U.S. or in a country in which we operate or in which our suppliers or customers are located could adversely impact our operations and financial performance.  Such events could result in:

•	physical damage to and complete or partial closure of one or more of our manufacturing facilities;

•	temporary or long-term disruption in the supply of raw materials from our suppliers;

•	disruption in the transport of our products to customers and end users; and/or

•	delay in the delivery of our products to our customers.

Our operations outside of the United States are subject to political, investment and local business risks.

Approximately 31% of our sales result from exports to countries outside of the United States and from sales of our foreign business units.  As part of our business strategy, we expect to expand our international operations through internal growth and acquisitions. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Among others, these risks include:

•	local political and social conditions, including potential hyper-inflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for the Company;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	increased risk of corruption, self-dealing or other unethical practices that may be difficult to detect or remedy;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	imposition or increase of restrictions on investment; and

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

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

Increasing costs for manufactured components, raw materials, transportation, energy and health care prices may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including raw steel, steel-related components, filtration media, resins, plastics, paper and packaging materials.  Components and materials comprise the largest component of our costs.  Increases in the price of these items could further materially increase our operating costs and significantly adversely affect our profit margins.  Similarly, transportation, energy and health care costs have risen steadily over the past few years and represent an increasingly important burden for the Company.  Although we try to contain these costs wherever possible, and although we have historically been able to pass most increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

The Company is relatively decentralized in comparison with its peers.  While we believe this practice has catalyzed our growth and enabled us to remain responsive to opportunities and to our customers’ needs, it necessarily places significant control and decision-making powers in the hands of local management.  This presents various risks, including the risk that we may be slower or less able to identify or react to problems affecting a key business than we would in a more centralized environment.  In addition, it means that we may be slower to detect compliance related problems (e.g., a rogue employee undertaking activities that are prohibited by applicable law or by our internal policies) and that “company-wide” business initiatives, such as the integration of disparate information technology systems, are often more challenging and costly to implement, and their risk of failure higher, than they would be in a more centralized environment.  Depending on the nature of the problem or initiative in question, such failure could materially adversely affect our business, financial condition or results of operations.

Item 1B. Unresolved Staff Comments.

The Company has no unresolved SEC comments.

Item 2. Properties.

The various properties owned and leased by the Company and its operating units are considered by it to be in generally good repair and well maintained.  Plant asset additions in fiscal year 2012 are estimated to be between $45 and $55 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.

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

Industrial/Environmental Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased
Auburn Hills, MI	44,222 sq ft of warehousing and office space.	Leased
Blue Ash, OH	17 acre site with 157,000 sq ft of manufacturing and office space.	Owned
Campbellsville, KY	100 acre site with 242,000 sq ft of manufacturing and office space.	Owned
Corona, CA	84,000 sq feet of manufacturing, warehousing and office space.	Leased
Dallas, TX	83,500 sq feet of manufacturing, warehousing and office space.	Leased
Greensboro, NC	21 acre site with 88,000 sq ft of manufacturing, warehousing and office space.	Owned
Greensboro, NC	97,000 sq ft of manufacturing, warehousing and office space.	Owned
Goodlettsville, TN	35,000 sq ft of warehouse space.	Owned
Houston, TX	88,000 sq ft of manufacturing, warehousing and office space.	Leased
Houston, TX	11,000 sq ft of warehouse space	Leased
Houston, TX	4,000 sq ft of warehousing and office space.	Leased
Jeffersonville, IN	450,000 sq feet of manufacturing, warehousing and office space.	Leased
Lenexa, KS	18,000 sq feet of warehousing and office space.	Leased
Mineral Wells, TX	46 acre site with 351,000 sq feet of manufacturing, warehousing and office space.	Owned
Mineral Wells, TX	35,000 sq ft of warehousing space.	Leased
Mineral Wells, TX	36,000 sq ft of warehousing space.	Owned
Mineral Wells, TX	22,000 sq ft of manufacturing and warehousing space	Leased
Ottawa, KS	41,000 sq ft of manufacturing and office space.	Owned
Pittston, PA	250,000 sq feet of manufacturing, warehousing and office space.	Leased
Stilwell, OK	11 acre site with 132,000 sq feet of manufacturing, warehousing and office space.	Leased
Sacramento, CA	40,000 sq feet of manufacturing, warehousing and office space.	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space.	Owned
Tulsa, OK	16 acre site with 142,000 sq ft of manufacturing and office space.	Owned
Vineland, NJ	55,492 sq ft of manufacturing, warehousing and office space.	Owned/Leased

International Facilities

Location	Approximate Size	Owned or Leased
Calgary, Alberta, Canada	25,000 sq feet of manufacturing, warehousing and office space.	Owned
St. Catharines, Ontario, Canada	25,000 sq ft of warehouse space. Right to occupy 40,000 sq ft total (15,000 sq ft currently being sublet).	Leased
La Coruña, Spain	4 acre site with 61,000 sq ft of manufacturing and office space.	Owned
Pujiang City, People’s Republic of China	53,819 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	5 acre site with 108,000 sq ft of manufacturing, warehousing and office space.	Owned
Quzhou, People’s Republic of China	215,278 sq ft of manufacturing, warehousing and office space	Leased

In addition to the above properties, the Industrial/Environmental Filtration segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service applicable filtration products: United States: Atlanta, GA; Auburn, WA; Birmingham, AL; Evansville, WY; Chantilly, VA; Hamilton, OH; Columbus, OH; Commerce City, CO; Carrollton, TX; Farmington, NM; Fresno, CA; Hayward, CA; Houston, TX; Jackson, MS; Kansas City, MO; Louisville, KY; Shakopee, MN; Phoenix, AZ; Portland, OR; Ontario, CA; Vernal, UT; Wichita, KS. International: Brazil; Canada; China; France; Germany; Italy; Malaysia; Netherlands; Singapore; United Kingdom.

Packaging Segment

Location	Approximate Size	Owned or Leased
Rockford, IL	34 acre site with buildings totaling 405,000 sq ft of manufacturing, warehousing and office space.	Owned
Lancaster, PA	11 acre site with 243,500 sq ft of manufacturing and office space.	Owned

Item 3. Legal Proceedings.

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property, employee matters, worker's compensation claims and other matters.  The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable.  The Company continually assesses the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these other matters are the following:

Antitrust/Qui Tam

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American engine filter manufacturer, including the Company's subsidiary, Baldwin Filters, Inc. (the “Defendant Group” and "Baldwin," respectively), engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters.  The suit is a purported class action on behalf of direct purchasers of filters from the Defendant Group.  Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs against the Defendant Group in a variety of jurisdictions in the United States and Canada. In addition, the Attorneys General of the State of Florida and the County of Suffolk, New York filed complaints against the Defendant Group based on these same allegations, and the Attorney General of the State of Washington requested various documents, information and cooperation, which the Company agreed to provide. All of the U.S cases, including the actions brought by and/or on behalf of governmental entities, were consolidated into a single multi-district litigation in front of the Hon. Robert W. Gettleman in the Northern District of Illinois (the "Court"). The Company has consistently denied any wrongdoing whatsoever and vigorously defended the action at significant expense.

On June 24, 2011, William Burch, a former employee of two other defendants in the Defendant Group and the key initiator of the lawsuits, and key witness for the plaintiffs, pleaded guilty to a charge brought by the United States Attorney for the Eastern District of Pennsylvania of making false statements to the United States Antitrust Division of the Department of Justice (“DOJ”). In pleading guilty to this charge, Mr. Burch admitted that he fabricated certain key evidence relevant to the lawsuits at issue and thereafter lied about it to the DOJ. On October 26, 2011, Mr. Burch was sentenced to two years in prison for this crime.

On October 7, 2011, Baldwin entered into a settlement agreement ("Settlement Agreement") with the putative plaintiff classes involved in the action, including the State of Florida. Pursuant to the terms of the Settlement Agreement, Baldwin denied any wrongdoing whatsoever but agreed to pay a total of $625 thousand to a settlement fund to be divided among the plaintiff classes in exchange for a full and complete release of all claims with prejudice. Two other members of the Defendant Group, Donaldson Company, Inc. ("Donaldson") and Cummins, Inc. ("Cummins"), also entered into substantially identical settlement agreements with the putative plaintiff classes at the same time as Baldwin.

The Company entered into the Settlement Agreement to free itself from the expense of ongoing litigation, which was anticipated to be many times greater than the agreed settlement amount. The $625 thousand settlement amount has been fully reserved by the Company. The Settlement Agreement will become effective after the Court enters a final judgment order approving the Settlement Agreement and dismissing the causes of action against Baldwin with prejudice and without costs, and the time for appealing the foregoing expires. The Company is unable to predict when these conditions will be satisfied, but the Company is unaware of any objections or obstacles, and believes that these conditions will be satisfied in due course and in keeping with normal judicial time lines. On October 10, 2011, the plaintiffs filed an omnibus motion for preliminary approval of the Settlement Agreement (and the settlement agreements with Donaldson and Cummins), certification of settlement classes, appointment of class counsel for the settlement classes, authorization to disseminate notice to settlement classes, and setting a hearing on final settlement approval, which motion is currently pending before the Court.

Donaldson

On May 15, 2009, Donaldson filed a lawsuit in the U.S. Federal District Court for the District of Minnesota, alleging that certain “ChannelFlow®” engine/mobile filters manufactured and sold by a subsidiary of the Company infringe one or more patents held by Donaldson. Through this lawsuit Donaldson seeks various remedies, including injunctive relief and monetary damages of approximately $3 million. Management believes that the products in question do not infringe the asserted patents and that such patents are invalid. The Company is vigorously defending the action. The matter is currently scheduled to go to trial on or about February 14, 2012.

TransWeb/3M

Prior to the Company’s acquisition of TransWeb, 3M Company and 3M Innovative Properties Company (“3M”) filed a lawsuit against TransWeb in the United States District Court for the District of Minnesota on May 21, 2010, alleging that certain TransWeb products infringed certain 3M patents.  TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey on August 27, 2010, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe.  3M withdrew its Minnesota action, and the parties are currently litigating the matter in New Jersey.  The Company intends to vigorously defend the action and pursue related claims.  In this regard, on June 3, 2011, TransWeb filed a Second Amended Complaint against 3M, (i) seeking declaratory judgment that the asserted 3M patents are invalid, the TransWeb products in question do not infringe, and the 3M patents are unenforceable due to inequitable conduct by 3M in obtaining the patents, (ii) alleging patent infringement by 3M of a patent held by TransWeb, and (iii) alleging antitrust violations by 3M in connection with the personal respirator market. The Company has since dropped its patent infringement allegations against 3M, but continues to allege and pursue its inequitable conduct and antitrust claims.

Other

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

Item 4. [Removed and Reserved].

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of January 27, 2012:

Name	Age at 12/3/2011	Year Elected to Office
Norman E. Johnson	63	2000
Executive Chairman. Mr. Johnson has been employed by the Company since 1990. He was elected President-Baldwin Filters, Inc. in 1990, Vice President-CLARCOR in 1992, Group Vice President-Filtration Products Group in 1993, President and Chief Operating Officer in 1995 and Chairman, President and Chief Executive Officer in 2000. Mr. Johnson stepped down from his positions of President and Chief Executive Officer and assumed the position of Executive Chairman in December 2011 as part of a management succession plan. Mr. Johnson has been a Director of the Company since June 1996.

Christopher L. Conway	56	2010
President and Chief Executive Officer. Mr. Conway has been employed by the Company or its affiliates since 2006, when he was named Vice President of Manufacturing of Baldwin Filters, Inc.  In September 2007, Mr. Conway was promoted to the position of President of Facet USA, Inc., another affiliate of the Company.  He was then named President of the Company’s PECOFacet division in December 2007 and continued in that role until being named as President and Chief Operating Officer of the Company in May 2010.  On December 13, 2011, Mr. Conway assumed the position of President and Chief Executive Officer. Prior to joining the Company or its affiliates, Mr. Conway served for two years as the Chief Operating Officer of Cortron Corporation, Inc., a small manufacturing start-up based in Minneapolis, Minnesota.

Sam Ferrise	55	2003
President, Baldwin Filters, Inc. Mr. Ferrise was appointed President of Baldwin Filters, Inc. in 2000. He became an executive officer of the Company in 2003 while retaining the same title with Baldwin Filters, Inc.

David J. Fallon	41	2010
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

David J. Lindsay	56	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Richard M. Wolfson	45	2006
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

	Market Price
Quarter Ended	High	Low	Dividends
February 26, 2011	$45.05	$40.00	$0.1050
May 27, 2011	$45.74	$40.24	$0.1050
August 27, 2011	$48.77	$39.13	$0.1050
December 3, 2011	$49.60	$39.50	$0.1200
Total Dividends			$0.4350

	Market Price
Quarter Ended	High	Low	Dividends
February 27, 2010	$35.25	$30.72	$0.0975
May 29, 2010	$38.73	$33.50	$0.0975
August 28, 2010	$38.59	$33.58	$0.0975
November 27, 2010	$42.01	$33.64	$0.1050
Total Dividends			$0.3975

As set forth above, the quarterly dividend rate was increased in fiscal year 2011, and the Company currently expects to continue making dividend payments to shareholders.  The Company’s right to make dividend payments is subject to restrictions contained in the credit agreement to which the Company is a party.  The Company has never been prevented from making dividend payments under its past credit agreements or its current credit agreement and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 23, 2012 was 1,792.

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

The Company repurchased 683,776 shares of its common stock, at an average price of $42.88 per share, and an aggregate cost of approximately $29.3 million during the fiscal year 2011.  As set forth in the table below, the Company repurchased 256,725 shares of its common stock during the fourth quarter of fiscal year 2011.  The average price per share for the shares repurchased in the fourth quarter was $43.29 with an aggregate cost of approximately $11.1 million.  The Company had a balance of approximately $204.4 million available to repurchase shares as of December 3, 2011.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
August 28, 2011 through September 30, 2011	140,888	$41.55	140,888	$209,664,790
October 1, 2011 through October 31, 2011	63,337	$43.92	63,337	$206,882,910
November 1, 2011 through December 3, 2011	52,500	$47.18	52,500	$204,405,799
Total	256,725		256,725

5-Year Performance of the Company

The following Performance Graph compares the Company’s cumulative total return on its Common Stock for a five-year period (December 3, 2006 to December 3, 2011) with the cumulative total return of the S&P SmallCap 600 Index and the S&P 500 Industrial Machinery Index.

TOTAL RETURN TO SHAREHOLDERS
Comparison of Five-Year Cumulative Total Return Among the Company, S&P SmallCap 600 Index and
S&P 500 Industrial Machinery Index - Assumes Initial Investment of $100 and Reinvestment of All Dividends

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Fiscal Year End November 2011

$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
CLARCOR Inc
S&P SmallCap 600
S&P 500 Machinery

	2006	2007	2008	2009	2010	2011
CLARCOR Inc	$100	$109	$99	$100	$130	$156
S&P SmallCap 600	$100	$100	$64	$77	$98	$103
S&P 500 Machinery	$100	$121	$67	$95	$118	$115

Item 6. Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2011 Form 10-K.

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In thousands except per share data)

				2011 vs 2010
	2011	2010	2009	$ Change	% Change
Net sales	$1,126,601	$1,011,429	$907,748	$115,172	11%
Cost of sales	743,180	673,022	628,460	70,158	10%
Gross profit	383,421	338,407	279,288	45,014	13%
Selling and administrative expenses	202,154	193,758	173,555	8,396	4%
Operating profit	181,267	144,649	105,733	36,618	25%
Other income (expense)	41	(1,226)	(84)	1,267
Provision for income taxes	56,947	47,072	33,819	9,875	21%
Net earnings attributable to CLARCOR	124,003	96,081	71,543	27,922	29%
Weighted average diluted shares	51,191	51,156	51,120	35	—%
Diluted earnings per common share attributable to CLARCOR	$2.42	$1.88	$1.40	$0.54	29%
Percentages:
Gross margin	34.0%	33.5%	30.8%		0.5	pt
Selling and administrative percentage	17.9%	19.2%	19.1%		(1.3)	pt
Operating margin	16.1%	14.3%	11.6%		1.8	pt
Effective tax rate	31.4%	32.8%	32.0%		(1.4)	pt
Net earnings margin	11.0%	9.5%	7.9%		1.5	pt

2011 versus 2010

Net Sales

Higher operating profit, net earnings and diluted earnings per share in 2011 compared with 2010 were primarily the result of a $115.2 million, or 11%, increase in net sales. Components of this 11% increase in net sales are as follows:

Volume	7%
Pricing	2%
Foreign exchange	1%
TransWeb acquisition	1%
11%

Net sales in our Engine/Mobile Filtration segment were 14% higher in 2011 than 2010 primarily on the strength of higher heavy-duty engine filter sales both in the U.S., where sales grew 12%, and internationally, where sales grew 15%. Net sales in our Industrial/Environmental Filtration segment were 11% higher in 2011 than 2010 primarily based upon higher net sales in the U.S. including sales from our acquisition of TransWeb, which was completed at the end of December 2010. Net sales at our Packaging segment were 1% lower in 2011 than 2010. However, excluding the impact of a no margin tooling and equipment sale to one of our customers in 2010, net sales at our Packaging segment increased $3.2 million, or 4%, in 2011 compared with 2010.

Cost of Sales

Our 2011 cost of sales increased $70.2 million, or 10%, from 2010. This 10% increase in cost of sales was primarily the result of the 11% increase in net sales. Our 34.0% gross margin percentage in 2011 was 0.5 percentage points higher than 2010. This increase in gross margin percentage was primarily the result of our ability to leverage manufacturing overhead while maintaining relatively stable raw material costs as a percentage of net sales as we were able to increase prices by approximately 2% in 2011 to effectively pass through higher commodity costs to our customers. Because a majority of our sales are into the aftermarket where we do not have long-term contracts, we had the ability to pass the impact of commodity cost increases onto our customers in 2011.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.4 million, or 4%, in 2011 from 2010. This increase was the result of $7.9 million higher employee costs and $4.9 million higher other selling and administrative expenses to support our domestic and international growth. These higher selling and administrative expenses were partially offset by a $4.4 million decline in compensation related to our company-wide profit sharing program. With selling and administrative expenses growing only 4% while our net sales increased 11%, we reduced our selling and administrative expenses as a percentage of net sales to 17.9% in 2011 from 19.2% in 2010.

2010 versus 2009

Our 2010 operating performance improved from 2009 primarily due to a $103.7 million, or 11%, increase in net sales. The incremental net sales allowed us to leverage our manufacturing overhead and increase our gross margin percentage to 33.5% from 30.8% in 2009. The $103.7 million increase in net sales was the result of a $72.8 million increase at our Engine/Mobile Filtration segment and a $21.5 million increase at our Packaging segment. The net sales increase at our Packaging segment included a no-margin $4.6 million tooling and equipment sale to one of our customers. Net sales at our Industrial/Environmental Filtration segment increased $9.4 million compared with 2009 despite a $13.7 million decline in HVAC filter sales to 3M as we were informed by 3M in the third quarter of 2009 that it would no longer be purchasing air filters from us.  Accordingly, we had no air filter sales to 3M in 2010.

The increase in operating margin to 14.3% in 2010 from 11.6% in 2009 was primarily the result of a 2.7 percentage point improvement in gross margin percentage. This 2.7 percentage point improvement was a result of the net sales increase and the associated leveraging of manufacturing overhead in addition to the cost benefits from the restructuring of our HVAC filter operations. The 33.5% gross margin percentage in 2010 was our highest annual gross margin percentage at that time in almost twenty years. Selling and administrative expenses in 2010 as a percentage of net sales were consistent with 2009 but increased $20.2 million primarily as a result of incremental employee compensation associated with our company-wide profit sharing program and additional legal expenses partially offset by a reduction in bad debt expense.

The 14.3% operating margin in 2010 not only was 2.7 percentage points greater than 2009, but it was equivalent to the operating margin from 2008 despite $48.2 million lower net sales. We were able to generate a 2010 operating margin equivalent to 2008 despite lower net sales in 2010 compared to 2008 as a result of various cost efficiencies implemented in 2009 including the benefits of the aforementioned restructuring program at our HVAC filter operations. As a result of this improved operating performance, diluted earnings per share of $1.88 in 2010 was 34% greater than diluted earnings per share of $1.40 in 2009 and $0.02 greater than diluted earnings per share of $1.86 in 2008.

Other Items

Other significant items impacting the comparison between the years presented are as follows:

•	Fifty-third week

2011 included fifty-three weeks in its fiscal year while 2010 included fifty-two weeks in its fiscal year.

•	Significant acquisitions

The acquisition of TransWeb in the first quarter of 2011 increased our 2011 net sales (excluding $2.5 million of net sales to other CLARCOR companies) and operating profit as follows:

(Dollars in thousands)	2011
Net sales	$13,022
Operating profit	2,552

•	Foreign exchange

The average exchange rate for foreign currencies versus the U.S. dollar favorably impacted our translated U.S. dollar value of net sales and operating profit in both 2011 and 2010 as follows:

(Dollars in thousands)	2011	2010
Net sales	$12,458	$6,605
Operating profit	2,286	1,724

•	Other income (expense)

Interest expense

Interest expense was $0.5 million in both 2011 and 2010.

Interest expense declined $1.6 million in 2010 compared with 2009. $1.1 million of this decrease was due to the impact of a mark-to-market adjustment on an interest rate swap agreement in 2009. The remaining $0.5 million decline primarily resulted from lower interest expense on our line of credit primarily driven by lower average outstanding balances ($7.9 million in 2010 compared to $61.3 million in 2009).

Foreign currency gains and losses

Changes in foreign currency transaction gains and losses positively impacted other income (expense) by $0.8 million in 2011 versus 2010. We recognized a foreign currency gain of $0.1 million in 2011 and a foreign currency loss of $0.7 million in 2010. The foreign currency loss in 2010 was from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies.

Changes in foreign currency transaction gains and losses negatively impacted other income (expense) by $1.9 million in 2010 versus 2009. We recognized a foreign currency loss of $0.7 million in 2010 from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currency. As most foreign currencies strengthened against the U.S. dollar throughout 2009, we recognized approximately $1.2 million of foreign currency gains in 2009 mostly related to the translation of U.S. dollar denominated intercompany debt at our non-U.S. subsidiaries. Most of this U.S. dollar denominated intercompany debt was repaid by the first quarter of 2010.

•	Provision for income taxes

The effective tax rate in 2011 was 31.4% compared with 32.8% in 2010. This lower effective tax rate was primarily due to the renewal of the research and development tax credit in 2011, a higher domestic production activities deduction in 2011 and the recognition of a $1.0 million tax benefit in 2011 from the release of a valuation allowance recorded against net operating loss carryovers at one of our foreign subsidiaries.

The effective tax rate in 2010 was 32.8% compared with 32.0% in 2009. This increase was primarily driven by the expiration of the research and development tax credit in 2010.

•	Shares outstanding

Average diluted shares outstanding have remained relatively flat in 2011, 2010 and 2009 as incremental dilutive shares related to the exercise of stock options and the issuance of restricted shares have been offset by our repurchase of common stock.

SEGMENT ANALYSIS

(Dollars in thousands)	2011	% Total	2010	% Total	2009	% Total
Net sales:
Engine/Mobile Filtration	$510,012	45%	$446,104	44%	$373,295	41%
Industrial/Environmental Filtration	523,026	46%	470,359	47%	461,000	51%
Packaging	93,563	9%	94,966	9%	73,453	8%
	$1,126,601	100%	$1,011,429	100%	$907,748	100%
Gross profit:
Engine/Mobile Filtration	$189,511	49%	$165,384	49%	$129,560	46%
Industrial/Environmental Filtration	173,731	45%	154,098	46%	136,546	49%
Packaging	20,179	6%	18,925	5%	13,182	5%
	$383,421	100%	$338,407	100%	$279,288	100%
Operating profit:
Engine/Mobile Filtration	$112,839	62%	$92,246	64%	$75,216	71%
Industrial/Environmental Filtration	58,028	32%	43,515	30%	24,712	23%
Packaging	10,400	6%	8,888	6%	5,805	6%
	$181,267	100%	$144,649	100%	$105,733	100%
Gross margin:
Engine/Mobile Filtration	37.2%		37.1%		34.7%
Industrial/Environmental Filtration	33.2%		32.8%		29.6%
Packaging	21.6%		19.9%		17.9%
	34.0%		33.5%		30.8%
Operating margin:
Engine/Mobile Filtration	22.1%		20.7%		20.1%
Industrial/Environmental Filtration	11.1%		9.3%		5.4%
Packaging	11.1%		9.4%		7.9%
	16.1%		14.3%		11.6%

Engine/Mobile Filtration Segment

(Dollars in thousands)				2011 v 2010			2010 v 2009
	2011	2010	2009	$ Change	% Change		$ Change	% Change
Net sales	$510,012	$446,104	$373,295	$63,908	14%		$72,809	20%
Cost of sales	320,501	280,720	243,735	39,781	14%		36,985	15%
Gross profit	189,511	165,384	129,560	24,127	15%		35,824	28%
Selling and administrative expenses	76,672	73,138	54,344	3,534	5%		18,794	35%
Operating profit	112,839	92,246	75,216	20,593	22%		17,030	23%

Gross margin	37.2%	37.1%	34.7%		0.1	pt		2.4	pt
Selling and administrative percentage	15.0%	16.4%	14.6%		(1.4)	pt		1.8	pt
Operating margin	22.1%	20.7%	20.1%		1.4	pt		0.6	pt

Our Engine/Mobile Filtration segment primarily sells aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market in this segment includes heavy-duty engine truck filters produced at our Baldwin business unit.

2011 versus 2010

Net Sales

The $63.9 million, or 14%, increase in net sales for our Engine/Mobile Filtration segment in 2011 from 2010 is detailed in the following tables:

Volume	11%
Pricing	1%
Foreign exchange	2%
14%

(Dollars in millions)	Net Sales
2010	$446.1

U.S. net sales	32.3
Foreign net sales (including export)	24.2
Foreign exchange	7.4
Net increase	63.9

2011	$510.0

The net increase in U.S. sales for the Engine/Mobile Filtration segment in 2011 from 2010 is detailed as follows:

(Dollars in millions)	Net Sales
Heavy-duty engine filters	$28.2
Locomotive filters	2.4
Other	1.7
Increase in U.S. net sales	$32.3

Our sales of heavy-duty engine filters in the U.S. were positively influenced by the strength of the U.S. trucking industry compared with 2010. Heavy-duty truck tonnage in the U.S. as measured by the American Trucking Associations was approximately 5% higher in 2011 compared with 2010. Our 2011 sales in the U.S. were also positively influenced by market share gains which we estimate contributed approximately 4% to our sales growth. Our U.S. sales of locomotive filters increased approximately 7% in 2011 compared with 2010 as U.S. rail activity improved.

The increase in net sales outside the U.S. (including export sales and adjusted for changes in foreign currency) was driven by higher heavy-duty engine filter sales in many geographic locations including China where sales increased $7.2 million, or 29%, from 2010 primarily from additional sales of new parts to OEM engine manufacturers. Our export sales from the U.S. increased $11.4 million, or 20%, from 2010 as we increased our sales into South America and the Middle East of existing products to existing customers. Our heavy-duty engine filter sales in Europe increased $3.2 million, or 7%, from 2010 primarily due to market share gains.

Cost of Sales

Cost of sales increased $39.8 million, or 14%, in 2011 from 2010, consistent with the 14% increase in net sales. As a result, cost of sales as a percentage of sales remained relatively flat at 62.8% in 2011 compared with 62.9% in 2010. Our raw material costs at our manufacturing facilities increased approximately 3% in 2011 compared with 2010. However, we were able to pass through most of these higher raw material costs to our customers through approximately 1% higher pricing. Accordingly, our raw material cost as a percentage of net sales at our manufacturing facilities increased less than 1.0 percentage point in 2011 compared with 2010. Other components of cost of sales including direct labor and manufacturing overhead increased slightly less than the 14% increase in net sales, reflecting labor efficiencies and overhead absorption benefits driven by higher sales volume.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.5 million, or 5%, in 2011 from 2010. This increase was the result of $3.1 million higher employee costs and $1.7 million higher various other selling and administrative expenses to support our domestic and international growth partially offset by a $1.3 million decline in compensation related to our profit sharing program. With selling and administrative expenses growing only 5% while our net sales increased 14%, we reduced our selling and administrative expenses as a percentage of net sales to 15.0% in 2011 from 16.4% in 2010.

2010 versus 2009

The net sales increases for our Engine/Mobile Filtration segment for 2010 compared with 2009 are detailed in the following table:

(Dollars in millions)	Net Sales
2009	$373.3

U.S. net sales	36.8
Foreign net sales (including export)	30.0
Foreign exchange	6.0
Net increase	72.8

2010	$446.1

The net increase in U.S. sales for the Engine/Mobile Filtration segment in 2010 compared with 2009 is detailed as follows:

(Dollars in millions)	Net Sales
Heavy-duty engine filters	$33.7
Locomotive filters	3.1
Increase in U.S. net sales	$36.8

Our sales of heavy-duty engine filters in the U.S. in 2010 were positively influenced by the strength in the U.S. trucking industry. Heavy-duty truck tonnage in the U.S. as measured by the American Trucking Associations was approximately 6% higher in 2010 compared with 2009. Our U.S. sales of railroad filtration products increased approximately 10% in 2010 compared with 2009 as U.S. rail activity improved.

Net sales (including export sales and adjusted for changes in foreign currency) outside the U.S. increased $30.0 million in 2010 from 2009. This increase was spread throughout our diverse international markets. However, approximately $12.0 million of this increase in 2010 was from sales in China which were positively impacted by market penetration with sales of heavy-duty engine filters to OEM engine manufacturers.

The increase in operating profit for the Engine/Mobile Filtration segment compared with 2009 was driven by the increase in heavy-duty engine filter sales. For 2010, selling and administrative expenses were approximately $18.8 million higher than 2009. This increase was the result of higher payments under our company-wide profit sharing program and incremental legal expenses. We estimate that the change in average foreign exchange rates from 2009 to 2010 positively influenced the translated U.S. dollar value of 2010 operating profit by $1.6 million.

Industrial/Environmental Filtration Segment

(Dollars in thousands)				2011 v 2010			2010 v 2009
	2011	2010	2009	$ Change	% Change		$ Change	% Change
Net sales	$523,026	$470,359	$461,000	$52,667	11%		$9,359	2%
Cost of sales	349,295	316,261	324,454	33,034	10%		(8,193)	(3)%
Gross profit	173,731	154,098	136,546	19,633	13%		17,552	13%
Selling and administrative expenses	115,703	110,583	111,834	5,120	5%		(1,251)	(1)%
Operating profit	58,028	43,515	24,712	14,513	33%		18,803	76%

Gross margin	33.2%	32.8%	29.6%		0.4	pt		3.2	pt
Selling and administrative percentage	22.1%	23.5%	24.3%		(1.4)	pt		(0.8)	pt
Operating margin	11.1%	9.3%	5.4%		1.8	pt		3.9	pt

Our Industrial/Environmental Filtration segment sells a large variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and aftermarket filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

2011 versus 2010

Net Sales

The $52.7 million, or 11%, net sales increase for our Industrial/Environmental Filtration segment in 2011 from 2010 is detailed in the following tables:

Volume	5%
Pricing	2%
TransWeb acquisition	3%
Foreign exchange	1%
11%

(Dollars in millions)	Net Sales
2010	$470.4

U.S. net sales	50.7
Foreign net sales (including export)	(3.2)
Foreign exchange	5.1
Net increase	52.6

2011	$523.0

The net increase in U.S. sales for the Industrial/Environmental Filtration segment in 2011 from 2010 is detailed as follows:

(Dollars in millions)	Net Sales
Air filtration	$12.3
Natural gas - vessels and aftermarket filters	9.8
TransWeb acquisition	9.5
Filter sales through Total Filtration Services ("TFS")	6.3
Aerospace, oil drilling and other industrial filters	6.0
Aviation - vessels and aftermarket filters	3.8
Dust collector systems	3.0
Increase in U.S. net sales	$50.7

•
The increase in sales of air filtration products was due to the introduction of new product offerings including swine farm filters and housings, an increase in market share and a customer price increase in the second quarter of 2011.

•
Higher sales to the natural gas market in 2011 were due to an increase in natural gas vessel sales arising from additional pipeline construction, while sales of aftermarket filters were relatively flat.

•	U.S. net sales from TransWeb include only eleven months since the TransWeb acquisition was completed at the end of December 2010. TransWeb also had foreign net sales of $3.5 million in 2011.

•	Increased sales at TFS in 2011 was the result of higher filter sales to a variety of markets including aerospace, automotive, chemical and general industrial.

•
The increase in sales to the aerospace, oil drilling and other industrial markets in 2011 was primarily due to higher sales to the commercial aerospace market and of wire mesh filters to the fibers and plastics industries offset by lower sales to the oil drilling industry.

•	The increase in aviation vessels and aftermarket filters in 2011 was due in part to a large new vessel customer and higher order volume of aftermarket filters from existing customers.

•	Higher dust collector system sales in 2011 were the result of higher sales of kitchen emission systems and Dust Hog® and Smog Hog® products.

The $3.2 million decline in foreign net sales (adjusted for changes in foreign currency) in 2011 was primarily driven by $7.8 million lower aviation, marine and petrochemical filter and vessel sales in Europe due to less favorable Euro zone economic conditions and $6.7 million lower natural gas filter and vessel sales in Malaysia due to several large orders in 2010 that did not repeat in 2011 offset by $5.9 million higher sales of oil and gas products in Brazil as we entered that geographic market in 2011 and $3.8 million higher natural gas filter and vessel sales in Canada from the addition of sales resources in that geographic market in 2011.

Cost of Sales

Our 2011 cost of sales increased $33.0 million, or 10%, from 2010. This increase was primarily the result of the 11% increase in net sales. Since our percentage growth in cost of sales was lower than our percentage growth in net sales, our cost of sales as a percentage of net sales declined to 66.8% in 2011 compared with 67.2% in 2010. Our major components of cost of sales including raw material, direct labor and manufacturing overhead all remained relatively flat as a percentage of net sales compared with 2010. Although raw material costs increased about 4%, we were able to effectively pass through most of these higher raw material costs to our customers through 2% higher pricing.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.0 million, or 5%, in 2011 from 2010. This increase was the result of $3.0 million higher employee costs, $1.8 million higher compensation related to our profit sharing program and $0.2 million higher other selling and administrative expenses to support our domestic and international growth. With selling and administrative expenses growing only 5% while our net sales increased 11%, we reduced our selling and administrative expenses as a percentage of sales to 22.1% in 2011 from 23.5% in 2010.

2010 versus 2009

The net sales increase for our Industrial/Environmental Filtration segment for 2010 compared with 2009 is detailed in the following table:

(Dollars in millions)	Net Sales
2009	$461.0

U.S. net sales	10.2
Foreign net sales (including export)	(1.4)
Foreign exchange	0.6
Net increase	9.4

2010	$470.4

The net increase in U.S. sales for the Industrial/Environmental Filtration segment in 2010 as compared with 2009 is detailed as follows:

(Dollars in millions)
Air filtration - 3M	$(13.7)
Air filtration - retail trial	(3.6)
Air filtration - commercial and industrial	9.8
Filter sales through Total Filtration Services ("TFS")	7.2
Aerospace, oil drilling and other industrial filters	6.3
Natural gas - vessels and aftermarket filters	2.0
Aviation - vessels and aftermarket filters	1.2
Other	1.0
Increase in U.S. net sales	$10.2

•
In the third quarter of 2009, we were informed by 3M that it would no longer be purchasing air filters from us.  Accordingly, we had no air filter sales to 3M in 2010.  In 2009, we sold $3.6 million of our high-end Purolator® brand residential air filters to a large retail store chain on a trial basis.  These sales did not repeat in 2010. The remaining increase in air filter sales in the U.S. in 2010 was primarily due to improved general economic conditions.

•
The increase in U.S. net sales in 2010 at TFS was the result of increased filter sales to the automotive and other industrial markets including chemical, metals and power generation.  Filter sales to the automotive industry increased $2.3 million in 2010 compared with 2009 as the automotive industry recovered from the economic downturn in 2009.  These automotive industry sales were primarily air filters used in manufacturing and other facilities.

•
The increase in 2010 U.S. sales to the aerospace, oil drilling and other industrial markets was driven in part by additional Parts Manufacturer Approvals (“PMAs”) from commercial aerospace customers and as a result of improved general economic conditions which supported net sales increases notably in the wire mesh filter and other industrial markets.

•
Net sales in the U.S. natural gas market increased slightly in 2010 compared with 2009 due to an increase in aftermarket filter sales offset by a similar reduction in vessel sales.  The increase in aftermarket filter sales was driven by a focused effort to build our market share in this segment.  The reduction in natural gas vessel sales was due to the lower price of natural gas and the related decrease in construction of new natural gas pipelines in 2010 compared with 2009.

•	The increase in U.S. aviation net sales in 2010 was primarily the result of a large military aviation aftermarket filter sale consummated in the third quarter of 2010.

The decline in foreign sales in 2010 was driven by a reduction in European sales primarily in Spain and Germany.  The reduction in Spain was caused by a reduction in military aviation orders. The reduction in Germany was caused by several large system orders consummated in 2009 that did not repeat in 2010.  In addition, a decline in natural gas vessel sales in Canada due to the lower price of natural gas contributed to the reduction in foreign sales in 2010.  These foreign sales reductions were partially offset by an increase in filter sales to the oil drilling market, primarily in Asia during 2010.

The increase in operating profit and margin at our Industrial/Environmental Filtration segment was the result of the continued improved operating results at our air filter operations (including TFS) where operating profit increased in 2010 compared with 2009.  Despite lower overall air filter sales in 2010, primarily from the loss of 3M sales, operating profit increased due to the benefits of our restructuring program which was substantially completed in 2009, lower material costs driven by lower commodity prices and improved material efficiency and lower selling and administrative expenses.  Driven by stronger sales, operating profit in our aerospace, oil drilling and other industrial markets increased in 2010 compared with 2009.  The operating profit at the remaining Industrial/Environmental Filtration segment markets, including aviation and natural gas, increased in 2010 compared with 2009.  The operating margin increase of 3.9 percentage points for 2010 was primarily influenced by the restructuring efforts at our air filter operations, lower material costs and a higher mix of aftermarket filters (which have higher operating margins than vessels) sold in our natural gas, aviation and marine markets.  We estimate that the change in average foreign exchange rates from 2009 to 2010 positively impacted operating profit by $0.1 million.

Packaging Segment

(Dollars in thousands)				2011 v 2010			2010 v 2009
	2011	2010	2009	$ Change	% Change		$ Change	% Change
Net sales	$93,563	$94,966	$73,453	$(1,403)	(1)%		$21,513	29%
Cost of sales	73,384	76,041	60,271	(2,657)	(3)%		15,770	26%
Gross profit	20,179	18,925	13,182	1,254	7%		5,743	44%
Selling and administrative expenses	9,779	10,037	7,377	(258)	(3)%		2,660	36%
Operating profit	10,400	8,888	5,805	1,512	17%		3,083	53%

Gross margin	21.6%	19.9%	17.9%		1.7	pt		2.0	pt
Selling and administrative percentage	10.5%	10.6%	10.0%		(0.1)	pt		0.6	pt
Operating margin	11.1%	9.4%	7.9%		1.7	pt		1.5	pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

2011 versus 2010

Net Sales

The 1% reduction in net sales at our Packaging segment in 2011 from 2010 is detailed in the following table:

Volume	1%
Pricing	3%
No-margin tooling and equipment sale in 2010	(5)%
(1)%

Net sales at our Packaging segment declined $1.4 million, or 1%, in 2011 from 2010. However, this decline was influenced by a no-margin $4.6 million tooling and equipment sale to one of our customers in 2010. Excluding the impact of this tooling and equipment sale, net sales increased $3.2 million, or 4%, from 2010. This sales increase was driven by $2.2 million higher packaging sales to the confection market and $1.3 million higher sales to the smokeless tobacco market offset by lower sales to the film industry and of decorated flat sheet metal, including lower holiday promotional sales.

Cost of Sales

Cost of sales declined $2.7 million, or 3%, in 2011 from 2010. However, this decline was influenced by costs for the $4.6 million no-margin tooling and equipment sale in 2010. All of the following comments and calculations exclude the impact of this tooling and equipment sale:

Cost of sales increased $1.9 million, or 3%, from 2010. This increase was driven by a 4% increase in net sales. Cost of sales as a percentage of net sales declined slightly in 2011 to 78.4% from 79.1% in 2010. Even though our raw material costs increased approximately 8% in 2011, raw material cost as a percentage of net sales increased only 0.9 percentage point because we were able to pass a portion of these higher raw material costs to our customers through higher pricing. Cost of sales as a percentage of net sales decreased 0.7 percentage points despite the 0.9 percentage point increase in raw material cost primarily due to a 2.2 percentage point reduction in manufacturing overhead offset by a 0.6 percentage point increase in direct labor costs.

Selling and Administrative Expenses

Selling and administrative expenses declined $0.3 million, or 3%, in 2011 from 2010. This reduction was primarily the result of $0.3 million lower compensation related to our profit-sharing program.

2010 versus 2009

Net Sales

The $21.5 million, or 29%, increase in net sales at our Packaging segment in 2010 from 2009 included a no-margin $4.6 million equipment and tooling sale to one of our customers. Excluding the impact of this tooling and equipment sale, net sales increased $16.9 million, or 23%, in 2010 from 2009. This $16.9 million sales increase was primarily the result of $9.8 million additional sales from smokeless tobacco packaging and $5.4 million from decorated flat sheet metal.

Cost of Sales

Cost of sales increased $15.8 million, or 26%, in 2010 from 2009. However, this increase was influenced by $4.6 million of cost from the no-margin tooling and equipment sale to one of our customers in 2010. Excluding the impact of this tooling and equipment sale:

Cost of sales increased $11.2 million, or 19%, from 2010. This increase was driven by a 23% increase in net sales. Cost of sales as a percentage of sales declined in 2010 to 79.1% from 82.1% in 2009. Even though our raw material costs increased approximately 2% in 2010, we were able to maintain a relatively flat material cost as a percentage of sales because we were able to pass through a portion of these higher raw material costs to our customers with higher pricing. The reduction in cost of sales as a percentage of sales was primarily due to a reduction in manufacturing overhead as a percentage of net sales.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.7 million, or 36%, in 2010 from 2009. This increase was the result of $1.1 million higher compensation related to our profit-sharing program, higher employee costs and additional costs allocated from our corporate headquarters.

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe we have adequate cash and sufficient borrowing capacity under our five-year multicurrency revolving credit agreement (“Credit Facility”) to finance our current operations and anticipated growth.  On December 8, 2007, we entered into our Credit Facility under which we may borrow up to $250.0 million under a selection of currencies and rate formulas.  We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under the Credit Facility.  At our election the interest rate is based upon either a defined base rate or the London Interbank Offered Rate (“LIBOR”) interest rate plus or minus applicable margins.  At the end of each 2011 and 2010, the LIBOR interest rate on our Credit Facility including margin was 0.6%.  At the end of 2011, there were no amounts outstanding on the Credit Facility.  However, we had $16.0 million outstanding on a $75.0 million letter of credit subline.  Accordingly, we had approximately $234.0 million available for further borrowing at the end of 2011. We plan to enter into a new revolving credit agreement prior to the December 2012 expiration of the current Credit Facility.

Cash, cash equivalents and restricted cash increased $39.4 million to $157.1 million at the end of 2011 from $117.7 million at the end of 2010.  Of the $157.1 million of cash at the end of 2011, approximately $87.6 million was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world. We regularly review the credit worthiness of these institutions and believe our funds at these institutions are not at significant risk.  The current ratio of 3.8 at the end of 2011 was greater than the current ratio of 3.2 at the end of 2010. This increase was primarily the result of a $74.6 million increase in total current assets including a $39.4 million increase in cash, cash equivalents and restricted cash, an $18.5 million increase in accounts receivable and a $17.9 million increase in inventory.

Total long-term debt of $17.3 million at the end of 2011 included $15.8 million outstanding on industrial revenue bonds and $1.5 million of other long-term debt.  At the end of 2011 and 2010 we were in compliance with all financial covenants as included in our Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 2.0% at the end of 2011 compared to 2.3% at the end of 2010.

We had 50.1 million shares of common stock outstanding at the end of 2011 compared with 50.3 million at the end of 2010.  This 0.2 million decrease was due to our repurchase of 0.7 million shares during 2011 offset in part by the issuance of 0.5 million shares in conjunction with incentive plans.  Shareholders’ equity increased to $835.6 million at the end of 2011 from $757.5 million at the end of 2010.  This $78.1 million increase was driven by net earnings of $124.4 million, stock issued and stock compensation expense pursuant to incentive plans of $14.9 million offset by pension and other postretirement benefits adjustments of $7.6 million, dividend payments of $22.0 million, our repurchase of common stock of $29.3 million and currency translation adjustments of $2.0 million.

Cash Flow 2011 versus 2010

Net cash provided by operating activities decreased $24.0 million in 2011 to $119.4 million from $143.4 million in 2010.  This decrease was primarily due to a $32.2 million decrease in cash generated from changes in short-term investments and $19.9 million of additional cash required for working capital to support higher net sales offset by a $28.0 million increase in net earnings.

Net cash used in investing activities increased $17.2 million in 2011 from 2010 primarily due to $16.1 million of cash paid pursuant to the TransWeb acquisition.

Net cash used in financing activities decreased $22.6 million to $39.9 million in 2011 from $62.5 million in 2010. The $39.9 million cash used in financing activities in 2011 was primarily due to payments of $29.3 million for our repurchase of common stock and $22.0 million for the payment of dividends partially offset by $8.4 million received for the issuance of stock pursuant to employee incentive plans. The $62.5 million cash used in financing activities in 2010 was primarily due to payments of $35.0 million on our Credit Facility, $20.1 million for the payment of dividends and $16.3 million for our repurchase of common stock partially offset by $7.3 million received for the issuance of stock pursuant to employee incentive plans.

Cash Flow 2010 versus 2009

Net cash provided by operating activities increased $29.7 million to $143.4 million in fiscal year 2010 from $113.7 million in 2009.  This increase was primarily driven by a $24.5 million increase in net earnings and $57.1 million of cash generated from changes in short-term investments offset by $51.4 million of additional cash required for working capital to support higher net sales.

Net cash used in investing activities declined $8.1 million in 2010 from 2009. This reduction was primarily the result of a reduction in cash used for business acquisitions of $7.3 million. We used $7.3 million of cash in 2009 for several smaller acquisitions while we completed no acquisitions in 2010.

Net cash used in financing activities decreased $7.5 million to $62.5 million in 2010 from $70.0 million in 2009. The $62.5 million cash used in financing activities in 2010 was primarily due to payments of $35.0 million on our Credit Facility, $20.1 million for the payment of dividends and $16.3 million for our repurchase of common stock partially offset by $7.3 million received for the issuance of stock pursuant to employee incentive plans. The $70.0 million cash used in financing activities in 2009 was primarily due to payments of $40.0 million on our Credit Facility, $19.8 million for our repurchase of common stock, $18.7 million for the payment of dividends offset by $8.4 million received from the re-issuance of an industrial revenue bond.

On December 29, 2010, we acquired all of the outstanding equity interests in TransWeb, a privately-owned manufacturer and supplier of media used in a variety of end-market applications, including respirators and HVAC filters.  The base purchase price to acquire TransWeb was approximately $30.0 million, excluding cash acquired, plus a potential earn-out payable to one of the former owners.  Of the base purchase price, we withheld $17.0 million pending resolution of certain patent litigation described in Item 3 of this 2011 Form 10-K and referenced in Note L to our Consolidated Financial Statements, which funds may be used by us in connection with the same.  We paid the balance of the purchase price with available cash. At the end of 2011, we have applied charges of approximately $6.3 million against the amount withheld, leaving a remaining balance of approximately $10.7 million.

Fiscal Year 2012

In 2011 we announced that we intend to invest approximately $28.0 million in 2011 through 2014 to expand our manufacturing facility in Yankton, South Dakota to add capacity to produce heavy-duty engine filters. We expect that this additional capacity will support sales growth in the U.S. and for export and that it will be operational before the end of 2012. We anticipate that additional equipment will be added through 2014.

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

We will continue to assess repurchases of our common stock.  In June 2010, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period.  During 2011, we repurchased and retired 0.7 million shares of our common stock for $29.3 million at an average price of $42.88 per share.  During 2010, we repurchased and retired 0.4 million shares of our common stock for $16.3 million at an average price of $36.50 per share.  At the end of 2011, there was approximately $204.4 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

The following table summarizes our current fixed cash obligations as of the end of fiscal year 2011 for the years indicated:

	Payments Due by Period
(Dollars in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Pension plan and other post-retirement contributions	$54.4	$19.7	$29.6	$2.4	$2.7
Operating leases	52.4	10.7	17.9	10.8	13.0
Long-term debt (excluding line of credit)	17.3	1.3	0.1	8.4	7.5
Interest on long-term debt (excluding line of credit)	1.0	0.1	0.2	0.2	0.5
Contingent earnout	1.1	—	—	1.1	—
Payments for acquisitions	0.1	0.1	—	—	—
Investment in affiliate	0.1	0.1	—	—	—
Total	$126.4	$32.0	$47.8	$22.9	$23.7

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

Interest payments on our variable rate debt in the table above are determined based upon current interest rates as of the end of 2011 and assume that no additional borrowings or payments will be made on our Credit Facility during the periods presented.

At the end of fiscal year 2011, our gross liability for uncertain income tax provisions was $3.0 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements.  We had no variable interest entity or special purpose entity agreements during 2011 or 2010.

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

While the estimates and judgments associated with the application of these critical accounting policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances. The following lists the most critical accounting estimates used in preparing the Consolidated Financial Statements which require us to use significant judgment and estimates of amounts that are inherently uncertain:

•
Goodwill and Indefinite-lived Intangible Assets – We annually review goodwill and indefinite-lived intangible assets for impairment during the fourth quarter and more often if an event occurs or circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These reviews of fair value involve judgment and estimates of discount rates, terminal values, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions.  All goodwill and intangibles are allocated to the reporting unit component at the time of acquisition.  We have determined that the reporting unit components meet the criteria for aggregation into five reporting units.  These reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods.  In performing our impairment reviews, we estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows using market participant based assumptions.  For our indefinite-lived intangibles, we performed annual impairment tests using the relief-from-royalty method to determine the fair value of our trademarks and trade names.  We further analyzed various discount rates, transaction and capital market multiples and cash flows for aggregated reporting units to assess the reasonableness of our estimates and assumptions.  We believe our valuation techniques and assumptions are reasonable for this purpose.  We have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets.  The results of our analysis performed as of December 3, 2011 indicated that the estimated fair value of each reporting unit was substantially in excess of its carrying value and, accordingly, no impairment existed.   There were no goodwill or indefinite lived intangible asset impairment charges recorded in fiscal years 2011, 2010 or 2009.

•
Allowance for Losses on Accounts Receivable – Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which we sell and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends.  Our concentration of risk is also monitored and at the end of 2011, the largest outstanding customer account balance was $6.2 million and the five largest account balances totaled $23.2 million.  The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations.

•
Pensions – Our pension obligations are determined using estimates including those related to discount rates, asset values and changes in compensation.  The discount rate used for each plan was based on the Citigroup Pension Discount Curve.  The projected benefit payments in each year were discounted using the appropriate spot rate from the curve.  For each plan, a single discount rate was determined that produced the same total discounted value.  That rate, rounded to 25 basis points, was the discount rate selected for the plan.  The 4.5% discount rate used for the qualified plans for U.S. employees was selected as the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plan using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits.  The 7.5% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.  The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the qualified plan.  The mortality table for the qualified plans is determined based on the actuarial table that is most reflective of the expected mortality of the plan participants.  The mortality table adopted (RP 2000 Projected) was developed for pension plans by a Society of Actuaries study.  The mortality table used for the nonqualified pension plan is specified by the plan agreement.  The assumptions are similarly determined for each pension obligation.  Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation.

In 2012, a 0.25% reduction in the expected return on plan assets would result in additional expense of approximately $0.3 million, and a 0.25% reduction in the discount rate would result in additional expense of approximately $0.3 million for our qualified defined benefit pension plans for U.S. covered employees.  Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.  The unrecognized net actuarial loss of $72.7 million at year-end 2011 is due primarily to prior changes in assumptions related to discount rates and expected asset returns compared to actual asset returns.  This actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans.  See Note I to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued amendments to its goodwill impairment testing guidance to simplify how entities test for goodwill impairments. The amendments are intended to reduce complexity and cost by providing a company the option of making an initial qualitative evaluation about the likelihood of goodwill impairment in determining whether it should calculate the fair value of a reporting unit. The amendments also include examples of events and circumstances that a company should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. We do not expect the adoption of this guidance on December 1, 2012 to have a material impact on the Consolidated Financial Statements.

In June 2011, the FASB issued amendments to its comprehensive income guidance to (a) improve the comparability, consistency and transparency of financial reporting, (b) increase the prominence of items reported in other comprehensive income and (c) facilitate the convergence of accounting principles generally accepted in the United States of America (“U.S. GAAP”) with International Financial Reporting Standards ("IFRS"). The amendments require all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The required amendments, pursuant to the guidance, must be applied retrospectively. In December 2011, the FASB issued amendments to defer certain presentation requirements of the initial guidance. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. The adoption of this guidance on December 1, 2012 will affect the presentation of the Consolidated Statements of Earnings and the Consolidated Statements of Shareholders' Equity, but will not have a material effect on the Company’s financial position or results of operations.

In May 2011, the FASB issued guidance amending fair value measurement and disclosure requirements in order to align U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. We do not expect the adoption of this guidance on March 1, 2012 to have a material impact on the Consolidated Financial Statements.

In December 2010, the FASB issued guidance which amends the pro-forma disclosure requirements for business combinations and specifies that if a public company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though business combinations occurring during the year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance also expands the pro-forma disclosure requirements to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings.  We do not expect the adoption of this guidance on December 1, 2011 to have a material impact on the Consolidated Financial Statements.

Forward Looking Statements

This 2011 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements made in this 2011 Form 10-K, other than statements of historical fact, are forward-looking statements.  You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

•	statements and assumptions relating to anticipated future growth, earnings, earnings per share and other financial performance measures;

•	statements regarding management's short-term and long-term performance goals;

•	statements regarding anticipated order patterns from our customers or the anticipated economic conditions of the industries and markets that we serve;

•	statements related to the performance of the U.S. and other economies generally;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including acquisitions;

•
statements regarding the development of our core strategic initiatives, including growing our top-line through the introduction of innovative products while leveraging our technology and media development capabilities;

•	statements regarding our ability to continue our culture of cost containment and ongoing improvement in support of profitable growth;

•	statements regarding the introduction of new filtration solutions and leveraging the strength of our existing products and technologies;

•	statements regarding our current cost structure positions and ability to capitalize on anticipated growth initiatives; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations  including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, (15) legal challenges with respect to intellectual property, and (15) other factors described in more detail in the “Risk Factors” section of this 2011 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may fluctuate as a result of these and other risk factors detailed from time to time in our filings with the SEC.

You should not place undue reliance on any forward-looking statements.  These statements speak only as of the date of this 2011 Form 10-K.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this 2011 Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this 2011 Form 10-K.

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

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash, cash equivalents and certain short-term, highly liquid investments.  Interest rate fluctuations could affect earnings, cash flows or the fair value of our financial liabilities.  Our debt obligations are primarily at variable rates and are denominated in U.S. dollars.  To minimize the long-term costs of borrowing, we manage our interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements and the duration of such agreements.  We mitigated our interest rate risk on our borrowing under our revolving line of credit in 2009 by entering into a fixed interest rate swap agreement at the beginning of 2008 which fixed our interest until January 2010.  Interest rate risk is not expected to be significant to us in fiscal year 2012 as amounts outstanding on our long-term debt agreements are more than offset by cash and cash equivalents.  The primary interest rate risk will be driven by our return on cash and cash equivalents.  Based upon the $156.0 million in cash and cash equivalents at the end of 2011, a 0.25% change in interest rates could impact annual interest income by approximately $0.4 million.  This change in interest income would increase or decrease as cash and cash equivalents increase or decrease.

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

We are also exposed to transaction risk from changes in foreign currency rates through sales and purchasing transactions when we sell products in functional currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include U.S. Dollar, Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Chinese Yuan Renminbi, Malaysian Ringgit and Mexican Peso. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency transaction risk on sales and purchasing transactions.

Currency exchange rates vary daily and often one currency strengthens against the U.S. Dollar while another currency weakens.  Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.  However, if the U.S. dollar strengthened or weakened 10% relative to the currencies where our foreign income and cash flows are derived, the estimated effect on the consolidated results of operations would be $0.06 per diluted share based upon 2011 results.  The effect of changes in the average foreign currency translation rates in 2011 compared to 2010 positively impacted our operating profit by approximately $2.3 million in 2011.

Commodity Prices

We are exposed to changing commodity prices, including but not limited to, steel, filter media, resins and other chemicals. Historically, since a large majority of our business units deal with aftermarket customers (as opposed to first-fit or OEM customers) where we have greater control of pricing, we have been able to successfully pass significant commodity price increases onto our customers. In addition, due to the nature of our aftermarket filtration products, we believe our customer demand is rather inelastic, meaning reasonable price increases do not significantly impact customer demand. In addition, our business units which manufacture filtration vessels or systems are typically able to time customer price quotations with steel purchases and are able to base quotations on actual steel costs. If we were not able to pass through commodity price increases to our customers, we estimate a 1% increase/decrease in the price of all the commodities we purchase would increase/decrease cost of sales and decrease/increase operating profit by approximately $5.0 million.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2011 Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 3, 2011, the end of the period covered by this 2011 Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company.  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 3, 2011.

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 3, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 3, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this 2011 Form 10-K.

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

Item 11. Executive Compensation.

The information required hereunder is set forth in the Proxy Statement under the captions “Compensation of Executive Officers and Other Information”, and “Corporate Governance - Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance — Meetings and Fees”, and “Corporate Governance – Director Compensation for Fiscal Year 2011” and is incorporated herein by reference.

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

10.4(c)	Second Amendment to Amended and Restated Employment Agreement with Norman E. Johnson dated as of December 29, 2008. Incorporated by reference to Exhibit 10.2 to the 2008 8-K. +
*10.4(d)	Letter Agreement with Norman E. Johnson dated as of October 4, 2011. +
10.4(e)	Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 1997 (the “1997 10-K”). +
10.4(f)	Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit 10.4(e) to the 1997 10-K. +
10.5	The registrant’s 1994 Incentive Plan (the “1994 Plan”) as amended through June 30, 2000. Incorporated by reference to Exhibit 10.5 to the 2000 10-K. +

10.5	Amendment to the 1994 Plan adopted December 18, 2000. Incorporated by reference to Exhibit 10.5(a) to the 2000 10-K. +
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

10.8	CLARCOR Value Added Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 9, 2007 for the Annual Meeting of Shareholders held on March 26, 2007. +
10.9	CLARCOR Inc. 2009 Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement dated February 13, 2009 for the Annual Meeting of Shareholders held on March 23, 2009. +
*10.10	Summary of Compensation Paid to Non-Employee Directors and Named Executive Officers. +
*12.1	Statement Re Computation of Certain Ratios.
*13	The “11-Year Financial Review.”
*21	Subsidiaries of the Registrant.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Christopher L. Conway, President and Chief Executive Officer of the Company, pursuant to Rule13a-14(a) of the Exchange Act.
*31.2	Certification of David J. Fallon, Chief Financial Officer and Chief Accounting Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*32.1	Certification of Christopher L. Conway, President and Chief Executive Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32.2	Certification of David J. Fallon, Chief Financial Officer and Chief Accounting Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
**101.INS	XBRL Instance Document ++
**101.SCH	XBRL Taxonomy Extension Schema Document ++
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase ++
**101.LAB	XBRL Taxonomy Extension Label Linkbase ++
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase ++
**101.DEF	XBRL Taxonomy Extension Definition Linkbase ++
___________________
*    Filed herewith.
**    Submitted electronically with this 2011 Annual Report on Form 10-K
+    Management contract or compensatory plan or arrangement

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

Date: January 27, 2012

CLARCOR Inc.
(Registrant)
By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway
President &Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 27, 2012	By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway President and Chief Executive Officer

Date: January 27, 2012	By:	/s/ DAVID J. FALLON
David J. Fallon Chief Financial Officer & Chief Accounting Officer

Date: January 27, 2012	By:	/s/ NORMAN E. JOHNSON
Norman E. Johnson Executive Chairman

Date: January 27, 2012	By:	/s/ J. MARC ADAM
J. Marc Adam Director

Date: January 27, 2012	By:	/s/ JAMES W. BRADFORD, JR.
James W. Bradford, Jr. Director

Date: January 27, 2012	By:	/s/ ROBERT J. BURGSTAHLER
Robert J. Burgstahler Director

Date: January 27, 2012	By:	/s/ PAUL DONOVAN
Paul Donovan Director

Date: January 27, 2012	By:	/s/ MARK A. EMKES
Mark A. Emkes Director

Date: January 27, 2012	By:	/s/ ROBERT H. JENKINS
Robert H. Jenkins Director

Date: January 27, 2012	By:	/s/ JAMES L. PACKARD
James L. Packard Director

CLARCOR Inc.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended November 30,
2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CLARCOR Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries (the "Company") at December 3, 2011 and November 27, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 3, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 3, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Nashville, TN
January 27, 2012

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended November 30, 2011, 2010 and 2009
(Dollars in thousands except share data)

	2011	2010	2009
Net sales	$1,126,601	$1,011,429	$907,748
Cost of sales	743,180	673,022	628,460
Gross profit	383,421	338,407	279,288

Selling and administrative expenses	202,154	193,758	173,555
Operating profit	181,267	144,649	105,733

Other income (expense):
Interest expense	(469)	(546)	(2,120)
Interest income	649	288	278
Other, net	(139)	(968)	1,758
	41	(1,226)	(84)

Earnings before income taxes	181,308	143,423	105,649
Provision for income taxes	56,947	47,072	33,819

Net earnings	124,361	96,351	71,830

Net earnings attributable to noncontrolling interests, net of tax	(358)	(270)	(287)

Net earnings attributable to CLARCOR Inc.	$124,003	$96,081	$71,543

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.46	$1.90	$1.41
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.42	$1.88	$1.40

Weighted average number of shares outstanding - Basic	50,501,842	50,678,617	50,851,933
Weighted average number of shares outstanding - Diluted	51,191,435	51,156,229	51,120,286

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2011 and 2010
(Dollars in thousands except share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$155,999	$117,022
Restricted cash	1,105	708
Accounts receivable, less allowance for losses of $9,795 for 2011 and $11,428 for 2010	206,664	188,186
Inventories	200,274	182,384
Deferred income taxes	25,974	25,081
Income taxes receivable	3,373	7,324
Prepaid expenses and other current assets	7,510	5,568
Total current assets	600,899	526,273

Property, plant and equipment, at cost, less accumulated depreciation	184,992	181,175
Assets held for sale	2,000	2,000
Goodwill	235,530	228,105
Acquired intangibles, less accumulated amortization	98,674	91,174
Deferred income taxes	749	1,000
Other noncurrent assets	12,089	12,684
Total assets	$1,134,933	$1,042,411
LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,289	$146
Accounts payable and accrued liabilities	155,585	160,206
Income taxes payable	3,176	3,105
Total current liabilities	160,050	163,457

Long-term debt, less current portion	15,981	17,331
Long-term pension and postretirement healthcare benefits liabilities	74,524	66,124
Deferred income taxes	36,194	31,266
Other long-term liabilities	11,069	5,138
Total liabilities	297,818	283,316

Contingencies (Note L)
Redeemable noncontrolling interests	1,557	1,568

SHAREHOLDERS' EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 120,000,000 shares, issued 50,144,928 at 2011 and 50,334,776 at 2010	50,145	50,335
Capital in excess of par value	19,453	33,698
Accumulated other comprehensive loss	(44,391)	(35,041)
Retained earnings	809,520	707,478
Total CLARCOR Inc. equity	834,727	756,470
Noncontrolling interests	831	1,057
Total shareholders' equity	835,558	757,527
Total liabilities and shareholders' equity	$1,134,933	$1,042,411

 The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2011, 2010 and 2009
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total
Balance, December 1, 2008	50,794,422	$50,794	$48,025	$(26,830)	$579,209	$651,198	$2,993	$654,191
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	71,543	71,543	359	71,902
Pension and other postretirement benefits liability adjustments, net of tax benefit of $11,850	—	—	—	(20,766)	—	(20,766)	—	(20,766)
Translation adjustments, net of tax of $0	—	—	—	14,717	—	14,717	(79)	14,638
Comprehensive earnings (excludes redeemable noncontrolling interests)						65,494	280	65,774
Changes in noncontrolling interests ownership	—	—	—	—	—	—	(1,417)	(1,417)
Stock options exercised	205,031	205	1,355	—	—	1,560	—	1,560
Tax benefit applicable to stock options	—	—	1,809	—	—	1,809	—	1,809
Issuance of stock under award plans	81,318	82	1,677	—	—	1,759	—	1,759
Purchase and retire treasury stock	(688,200)	(688)	(19,079)	—	—	(19,767)	—	(19,767)
Stock option expense	—	—	3,027	—	—	3,027	—	3,027
Other	—	—	—	—	221	221	—	221
Cash dividends - $0.3675 per common share	—	—	—	—	(18,682)	(18,682)	—	(18,682)
Balance, November 30, 2009	50,392,571	50,393	36,814	(32,879)	632,291	686,619	1,856	688,475
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	96,081	96,081	175	96,256
Pension and other postretirement benefits liability adjustments, net of tax of $(1,647)	—	—	—	2,170	—	2,170	—	2,170
Translation adjustments, net of tax of $0	—	—	—	(5,097)	—	(5,097)	(3)	(5,100)
Comprehensive earnings (excludes redeemable noncontrolling interests)						93,154	172	93,326
Changes in noncontrolling interests ownership	—	—	190	—	—	190	(971)	(781)
Stock options exercised	336,189	336	4,718	—	—	5,054	—	5,054
Tax benefit applicable to stock options	—	—	2,457	—	—	2,457	—	2,457
Issuance of stock under award plans	52,007	52	1,718	—	—	1,770	—	1,770
Purchase and retire treasury stock	(445,991)	(446)	(15,831)	—	—	(16,277)	—	(16,277)
Stock option expense	—	—	3,632	—	—	3,632	—	3,632
Other	—	—	—	765	(752)	13	—	13
Cash dividends - $0.3975 per common share	—	—	—	—	(20,142)	(20,142)	—	(20,142)
Balance, November 30, 2010	50,334,776	$50,335	$33,698	$(35,041)	$707,478	$756,470	$1,057	$757,527
(Continued)

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2011, 2010 and 2009
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total

(Continued)
Balance, November 30, 2010	50,334,776	$50,335	$33,698	$(35,041)	$707,478	$756,470	$1,057	$757,527
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	124,003	124,003	348	124,351
Pension and other postretirement benefits liability adjustments, net of tax benefit of $4,995	—	—	—	(7,614)	—	(7,614)	—	(7,614)
Translation adjustments, net of tax of $(40)	—	—	—	(1,736)	—	(1,736)	(253)	(1,989)
Comprehensive earnings (excludes redeemable noncontrolling interests)						114,653	95	114,748
Changes in noncontrolling interests ownership	—	—	—	—	—	—	(321)	(321)
Stock options exercised	439,582	440	2,944	—	—	3,384	—	3,384
Tax benefit applicable to stock options	—	—	5,100	—	—	5,100	—	5,100
Issuance of stock under award plans	54,346	54	1,947	—	—	2,001	—	2,001
Purchase and retire treasury stock	(683,776)	(684)	(28,633)	—	—	(29,317)	—	(29,317)
Stock option expense	—	—	4,397	—	—	4,397	—	4,397
Other	—	—	—	—	—	—	—	—
Cash dividends - $0.4350 per common share	—	—	—	—	(21,961)	(21,961)	—	(21,961)
Balance, November 30, 2011	50,144,928	$50,145	$19,453	$(44,391)	$809,520	$834,727	$831	$835,558

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended November 30, 2011, 2010 and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net earnings	$124,361	$96,351	$71,830
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,826	26,119	26,005
Amortization	5,609	4,802	4,957
Other noncash items	281	(101)	(332)
Net loss (gain) on disposition of plant assets	452	337	(47)
Impairment of long-lived assets	87	276	1,200
Stock-based compensation expense	5,477	4,602	4,088
Excess tax benefit from stock-based compensation	(5,100)	(2,500)	(1,854)
Changes in assets and liabilities, net of business acquisitions:
Short-term investments	—	32,171	(24,902)
Accounts receivable	(16,918)	(26,442)	38,194
Inventories	(16,782)	(26,244)	6,057
Prepaid expenses and other current assets	(1,864)	1,165	1,426
Other noncurrent assets	746	(376)	1,060
Accounts payable, accrued liabilities and other liabilities	(16,054)	36,790	(23,499)
Pension and postretirement healthcare liabilities, net	(5,958)	4,120	6,950
Income taxes	9,055	(6,823)	3,422
Deferred income taxes	9,231	(845)	(862)
Net cash provided by operating activities	119,449	143,402	113,693

Cash flows from investing activities:
Restricted cash	149	(1,119)	(289)
Business acquisitions, net of cash acquired	(16,758)	—	(7,326)
Additions to property, plant and equipment	(22,486)	(23,371)	(21,740)
Proceeds from disposition of plant assets	327	2,296	815
Investment in affiliate	(496)	(199)	(1,794)
Proceeds from insurance claims	200	557	500
Other, net	—	—	(65)
Net cash used in investing activities	(39,064)	(21,836)	(29,899)

Cash flows from financing activities:
Net payments under multicurrency revolving credit agreement	—	(35,000)	(40,000)
Borrowings under long-term debt	—	—	8,410
Payments on long-term debt	(1,853)	(164)	(838)
Sale of capital stock under stock option and employee purchase plans	8,449	7,290	3,616
Acquisition of noncontrolling interest	—	(732)	(4,592)
Purchase of treasury stock	(29,317)	(16,277)	(19,767)
Excess tax benefit from stock-based compensation	5,100	2,500	1,854
Dividend paid to noncontrolling interests	(321)	—	—
Cash dividends paid	(21,961)	(20,143)	(18,682)
Net cash used in financing activities	(39,903)	(62,526)	(69,999)
Net effect of exchange rate changes on cash	(1,505)	(1,295)	4,767
Net change in cash and cash equivalents	38,977	57,745	18,562
Cash and cash equivalents, beginning of period	117,022	59,277	40,715
Cash and cash equivalents, end of period	$155,999	$117,022	$59,277

Cash paid during the period for interest	$300	$1,318	$834
Cash paid during the period for income taxes, net of refunds	$37,959	$54,560	$32,208

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

A.    BASIS OF PRESENTATION AND SIGNFICIANT ACCOUNTING POLICIES

Principles of Consolidation

CLARCOR Inc. and its subsidiaries (collectively, the “Company” or “CLARCOR”) is a global provider of filtration products, filtration systems and services, and consumer and industrial packaging products.  As discussed further in Note O, the Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.  The Consolidated Financial Statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of each respective reporting period presented.  All intercompany accounts and transactions have been eliminated.

Accounting Period

The Company's fiscal year-end is the Saturday closest to November 30, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year.  The fiscal year ended December 3, 2011 was a fifty-three week year. The fiscal years ended November 27, 2010 and November 28, 2009 were comprised of fifty-two weeks.  For clarity of presentation in the Consolidated Financial Statements, all fiscal years are shown to begin as of December 1 and end as of November 30.

Use of Management's Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results will differ from those estimates.

Foreign Currency Translation and Transactions

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period and equity accounts are translated at historical rates.  Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated with other comprehensive earnings (losses) as a separate component of shareholders' equity and are presented in the Consolidated Statements of Shareholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to guarantees that expire within one year.  The Company also has $1,590 and $2,016 of noncurrent restricted cash recorded in Other noncurrent assets as of November 30, 2011 and 2010, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Balance Sheets.

Cash and cash equivalents and restricted cash represent financial instruments with potential credit risk.  The Company mitigates the risk by investing the assets with financially strong institutions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  In addition, the Company assesses (both at the hedge’s inception and on an ongoing basis) the effectiveness of the derivatives that are used in hedging transactions.  If it is determined that a derivative is not (or has ceased to be) effective as a hedge, the Company discontinues hedge accounting prospectively.  Ineffective portions of changes in the fair value of cash flow hedges would be recognized in interest expense.  At November 30, 2011 and 2010, the Company did not have any derivative financial instruments that qualified for hedge accounting.

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

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost.  The Company periodically assesses its inventories for potential excess, slow movement and obsolescence and adjusts inventory values accordingly.  Inventories are summarized as follows:

	2011	2010
Raw materials	$72,289	$67,011
Work in process	30,957	26,219
Finished products	97,028	89,154
	$200,274	$182,384

Property, Plant and Equipment

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

Goodwill and Acquired Intangible Assets

The Company recognizes the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill.  Goodwill is tested for impairment at the reporting unit level on an annual basis during the fourth quarter and between annual tests in certain circumstances.  Impairment losses would be recognized whenever the implied fair value of goodwill is less than its carrying value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability.  An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  Most of the Company’s trade names and trademarks have indefinite useful lives and are subject to impairment testing.  All other acquired intangible assets, including patents (average 13 year life), and other identifiable intangible assets with lives ranging from 2 to 30 years, are being amortized using the straight-line method over the estimated periods to be benefited.  The Company reviews the lives of its definite-lived intangible assets at least annually during the fourth quarter, and if necessary, impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Impairment of Long-Lived Assets

The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including plant assets, associated identifiable intangible assets and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the years ended November 30, 2011 and 2010, the Company recorded impairment charges of $87 and $276, included in Cost of sales in the Consolidated Statements of Earnings, related to machinery and equipment. The Company recorded an impairment charge of $1,200, included in Cost of sales in the Consolidated Statements of Earnings, for the year ended November 30, 2009, related to the discontinuation of production at a heating, ventilating and air conditioning ("HVAC") filter manufacturing plant in Henderson, North Carolina.

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

Accumulated Other Comprehensive Earnings (Loss)

Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustments and pension related gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through net periodic benefit costs.  The components of the ending balances of Accumulated other comprehensive loss are as follows:

	2011	2010	2009
Pension liability, net of tax	$(44,656)	$(37,042)	$(39,212)
Translation adjustments, net of tax	265	2,001	6,333
Accumulated other comprehensive loss	$(44,391)	$(35,041)	$(32,879)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

The Company acquired a business during 2008 which uses the percentage of completion accounting revenue recognition method for qualifying contracts under which products are manufactured to customer specifications.  Approximately $40,072, $40,500 and $35,600 of the Company’s total revenue for fiscal year 2011, 2010 and 2009, respectively, was recognized under the percentage of completion accounting method.  Revenue is recognized on contracts utilizing the percentage of completion method based on costs incurred as a percentage of estimated total costs.  Revenue recognized on uncompleted contracts in excess of amounts billed to customers is reflected as a current asset.  Amounts billed to customers in excess of revenue recognized on uncompleted contracts are reflected as a current liability. When it is estimated that a contract will result in a loss, the entire amount of the estimated loss is accrued. The effect of revisions in costs and profit estimated for contracts is reflected in the accounting period in which the facts requiring the revisions become known.

Product Warranties

The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time existence of the claims is known and the amounts are reasonably determinable.

Research and Development

The Company charges research and development costs, relating to the development of new products or the improvement or redesign of its existing products, to expense when incurred.  These costs were approximately $10,989 in 2011, $9,817 in 2010 and $9,595 in 2009.

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

Guarantees

At November 30, 2011, the Company has letters of credit totaling $25,623 issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations.  The Company believes that no payments will be required resulting from these obligations.

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined.  The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

New Pronouncements

In September 2011, the FASB issued amendments to its goodwill impairment testing guidance to simplify how entities test for goodwill impairments. The amendments are intended to reduce complexity and cost by providing a company the option of making an initial qualitative evaluation about the likelihood of goodwill impairment in determining whether it should calculate the fair value of a reporting unit. The amendments also include examples of events and circumstances that a company should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company does not expect the adoption of this guidance on December 1, 2012 to have a material impact on the Consolidated Financial Statements.

In June 2011, the FASB issued amendments to its comprehensive income guidance to (a) improve the comparability, consistency and transparency of financial reporting, (b) increase the prominence of items reported in other comprehensive income and (c) facilitate the convergence of U.S. GAAP with International Financial Reporting Standards ("IFRS"). The amendments require all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The required amendments, pursuant to the guidance, must be applied retrospectively. In December 2011, the FASB issued amendments to defer certain presentation requirements of the initial guidance. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. The adoption of this guidance on December 1, 2012 will affect the presentation of the Consolidated Statements of Earnings and the Consolidated Statements of Shareholders' Equity, but will not have a material effect on the Company’s financial position or results of operations.

In May 2011, the FASB issued guidance amending fair value measurement and disclosure requirements in order to align U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company does not expect the adoption of this guidance on March 1, 2012 to have a material impact on the Consolidated Financial Statements.

In December 2010, the FASB issued guidance which amends the pro-forma disclosure requirements for business combinations and specifies that if a public company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though business combinations occurring during the year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance also expands the pro-forma disclosure requirements to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings.  The Company does not expect the adoption of this guidance on December 1, 2011 to have a material impact on the Consolidated Financial Statements.

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

In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year.  The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement.  The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if the company does not have a history of selling the deliverable on a stand-alone basis or third-party evidence of selling price.  The impact of adopting this guidance on December 1, 2010 was not material to the Consolidated Financial Statements.

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

In June 2008, the FASB issued guidance that requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock unit awards discussed in Note M qualify as participating securities under this guidance.  The impact of adopting this guidance on December 1, 2009 was not material to the Consolidated Financial Statements.

In December 2007, the FASB issued guidance affecting the accounting for businesses acquired, the presentation of noncontrolling interests, previously called minority interests, and requiring that assets acquired or liabilities assumed in a business combination and arising from a contingency be recognized at fair value at the acquisition date if the acquisition date fair value can be determined during the measurement period.  The Company adopted this guidance on December 1, 2009.  The guidance dealing with noncontrolling interests was retroactively applied to all prior period information for presentation and disclosure requirements and resulted in the reclassification of certain prior year amounts.  For all periods presented, noncontrolling interests are classified in the Consolidated Balance Sheets as either a separate component of Total shareholders’ equity or as Redeemable noncontrolling interests.  Net earnings attributable to CLARCOR and the noncontrolling interests are reflected in the Consolidated Statements of Earnings.  Payments for the acquisition of noncontrolling interests in entities of which the Company did not previously have control are included in investing activities in the Consolidated Statements of Cash Flows.  Payments for acquisitions of noncontrolling interest in entities of which the Company did have previous control are treated as equity transactions and are included in financing activities in the Consolidated Statements of Cash Flows.  Prior to the adoption of this guidance, payments related to controlled entities were included in investing activities.

B.    BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

On December 29, 2010, the Company acquired 100% of the outstanding membership interests in TransWeb LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and HVAC filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb supplied media to a subsidiary of the Company for several years.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of the Company's filtration operating companies.  TransWeb’s results are included in the Industrial/Environmental Filtration segment from the date of acquisition.  Net sales and Operating profit attributable to TransWeb for the year ended November 30, 2011 were $13,022 and $2,552, respectively.

The base purchase price to acquire TransWeb was $30,017, excluding cash acquired.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of 3M litigation, which funds may be used by the Company in connection with the same (see Note L).  A contingent liability for a potential earn-out payment to one of the former owners of $1,018, recorded on the acquisition date at fair value by applying the income approach, was also recognized and is included in Other long-term liabilities in the Consolidated Balance Sheets.  The Company assumed existing long term debt of $1,544, which was immediately repaid in connection with the closing.  The Company paid the balance of the purchase price with available cash.  During the year ended November 30, 2011, the Company incurred legal charges of $6,329 in connection with this matter, which were applied against the $17,000 withheld payment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following condensed balance sheet is based on the fair values of the assets acquired and liabilities assumed as of the acquisition date.

Cash	$14
Accounts receivable	1,153
Inventory	1,045
Other current assets	93
Property, plant and equipment	7,291
Goodwill	7,976
Acquired intangibles - indefinite lived	900
Acquired intangibles - finite lived	12,100
Other assets	100
Total assets acquired	30,672
Accounts payable and accrued liabilities	(641)
Net assets acquired	$30,031

The fair value of the assets acquired includes trade accounts receivable which have been collected.  The goodwill, which is deductible for income tax purposes, represents the excess of cost over the fair value of the net tangible and intangible assets acquired.  Factors that contributed to a purchase price resulting in the recognition of goodwill included TransWeb’s strategic fit with the Company’s products and services as well as the ability to enhance the Company’s product offerings.

The fair value of the identifiable intangible assets and their respective lives are shown in the following table.

Identifiable Intangible Asset	Value	Estimated Useful Life in Years
Trade names and trademarks	$900	Indefinite

Customer relationships	$8,500	12
Developed technology	3,500	12
Non-compete agreements	100	2
Other acquired intangible assets - finite lived	$12,100

The acquisition-date estimated fair value of the contingent consideration payment of $1,018 was recorded as a component of the consideration transferred in exchange for the equity interests of TransWeb in accordance with accounting guidance.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature (see Note E).  The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 11.90%. At November 30, 2011, the fair value of the contingent consideration payment (see Note E) was $1,123.

Assuming this transaction had been made at the beginning of each of the periods presented, the consolidated pro-forma results would not be materially different from the results as reported. The Company incurred costs of $141 related to the acquisition of TransWeb which are included in Selling and administrative expenses in the Consolidated Statements of Earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

On June 8, 2010, the Company purchased the remaining 15% noncontrolling ownership interests in both Pujiang Novaeastern International Mesh Co., Ltd. (“Pujiang”) and Purolator Advanced Filtration (Quzhou) Co., Ltd. (“Quzhou”) for $732, thereby making the companies wholly owned subsidiaries of CLARCOR.  This transaction decreased Noncontrolling interests by $971 and increased Capital in excess of par value by $239 in the Consolidated Balance Sheets.  Legal fees of $49, incurred in connection with the transactions, decreased Capital in excess of par value in the Consolidated Balance Sheets.

On April 20, 2009, prior to the Company’s adoption of the guidance affecting the accounting for businesses acquired and the presentation of noncontrolling interests, the Company purchased the remaining 20% minority interest in its consolidated subsidiary CLARCOR Filtration (China) Co Ltd., based in Weifang, China, for $4,592 including acquisition costs.  This subsidiary is part of the Company’s Engine/Mobile Filtration segment and manufactures heavy-duty engine filters, certain lines of environmental filters and filter systems and filters used in off-shore oil drilling.  An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities.  Acquired finite lived intangible assets of $1,960 were recorded in connection with the purchase.  The $222 excess of the initial purchase price over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill.

On April 6, 2009, the Company purchased 100% ownership interest in Weifang Yuhua Filters Ltd. ("Yuhua"), based in Weifang, China for $643, excluding cash acquired and including acquisition costs.  Yuhua manufactures heavy-duty engine filters.  The business is included in the Company’s Engine/Mobile Filtration segment from the date of acquisition.  The acquisition is not material to the results of the Company.  An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities.  The Company did not recognize any goodwill in connection with this acquisition.

On February 1, 2009, the Company purchased 85% ownership interests in Pujiang and Quzhou.  Both companies are based in China and were under common ownership.  Pujiang and Quzhou are manufacturers of wire mesh filtration products sold primarily to the fibers, resin and aerospace industries.  The combined purchase price for the ownership interests in both companies was $618, excluding cash acquired and including acquisition costs.  The businesses are included in the Company’s Industrial/Environmental Filtration segment from the date of acquisition.  The acquisition is not material to the results of the Company.  An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities.  Acquired finite lived intangible assets of $201 were recorded in connection with the purchase.  The Company did not recognize any goodwill in connection with this acquisition.

On January 16, 2009, the Company purchased certain assets of Meggitt (UK) Limited (“Meggitt”), for $578.  Meggitt was acquired to expand the Company’s product range of aerospace filters sold primarily to European aircraft manufacturers and aerospace parts distributors.  The purchased assets were combined into an existing Company subsidiary which is part of the Company’s Industrial/Environmental Filtration segment.  The acquisition is not material to the results of the Company.  An allocation of the purchase price for the acquisition has been made to major categories of assets.  Acquired intangible assets included customer relationships valued at $201 which are being amortized over their estimated useful life of 13 years.  The $231 excess of the initial purchase price over the estimated fair value of the net assets acquired was recorded as goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The fair value of the Keddeg identifiable intangible assets and their respective lives are shown in the following table.

Identifiable Intangible Asset	Value	Estimated Useful Life in Years
Trade names and trademarks	$553	Indefinite

Customer relationships	$875	12
Developed technology	1,256	10
Non-compete agreements	86	5
Other acquired intangible assets - finite lived	$2,217

In December 2007, the Company purchased a distributor of engineered filtration products in Canada for $1,402 including acquisition costs.  During fiscal year 2008, $811 of the purchase price was paid, $198 of the purchase price was paid during fiscal year 2009, $142 was paid during fiscal year 2010, $99 was paid during fiscal year 2011 and the remaining amount will be paid during fiscal year 2012.  The business is included in the Industrial/Environmental Filtration segment from the date of acquisition and is not material to the results of the Company.

During fiscal year 2010, the Company accrued $666 pursuant to the terms of the purchase agreement related to a 2006 Industrial/Environmental Filtration segment acquisition and recorded additional goodwill.  The amount was paid during fiscal year 2011.  Additional payments, not to exceed $257, may be required in future years based on the operating performance of the acquired entity.

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  During the year ended November 30, 2011, the Company invested an additional $150. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of the BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,229 and $3,266, at November 30, 2011 and 2010, respectively, included in Other noncurrent assets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH based on the percentage of ownership, as well as the receipt of any dividends.  The Company did not receive any dividends from BPH during the year ended November 30, 2011.  During the year ended November 30, 2010, the Company received dividends of $382 from BPH.  The Company did not receive any dividends from BPH during the year ended November 30, 2009. The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 15% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the years ended November 30, 2011 and 2010, the Company invested an additional $300 and $398, respectively.  The investment, with a carrying amount of $698 and $398, at November 30, 2011 and November 30, 2010, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  The Company has not received any dividends from Algae.

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, which is included in the Engine/Mobile Filtration segment.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Balance Sheets.  The Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable. The Company has not recorded any accretion to date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

C.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following assets at November 30, 2011 and 2010:

	2011	2010
Land	$8,763	$8,669
Buildings and building fixtures	99,778	95,452
Machinery and equipment	358,763	324,757
Construction in process	10,799	27,669
	478,103	456,547
Accumulated depreciation	(293,111)	(275,372)
	$184,992	$181,175

At both November 30, 2011 and 2010, land of $398 and building and building fixtures of $1,602 related to one Kentucky plant are classified as Assets held for sale.

At November 30, 2011 and 2010, additions to property, plant and equipment totaling $2,315 and $645 were included in Accounts payable and accrued liabilities.  During the years ended November 30, 2011 and 2010, additions to property, plant and equipment of $14 and $437, respectively, were capitalized by incurring additional debt.

D.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The following table reconciles the activity for goodwill by segment for fiscal years 2011 and 2010.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2009	$22,551	$205,631	$—	$228,182
Acquisitions	—	666	—	666
Currency translation adjustments	(917)	174	—	(743)
November 30, 2010	$21,634	$206,471	$—	$228,105
Acquisitions	—	7,976	—	7,976
Currency translation adjustments	(547)	(4)	—	(551)
November 30, 2011	$21,087	$214,443	$—	$235,530

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

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2011
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,922	$—	$42,525

Finite Lived Intangibles:
Trademarks, gross - finite lived	$306	$488	$—	$794
Accumulated amortization	(74)	(302)	—	(376)
Trademarks, net - finite lived	$232	$186	$—	$418

Customer relationships, gross	$4,256	$42,694	$—	$46,950
Accumulated amortization	(1,535)	(13,559)	—	(15,094)
Customer relationships, net	$2,721	$29,135	$—	$31,856

Other acquired intangibles, gross	$243	$39,632	$—	$39,875
Accumulated amortization	(243)	(15,757)	—	(16,000)
Other acquired intangibles, net	$—	$23,875	$—	$23,875

Total finite lived intangible assets, net	$2,953	$53,196	$—	$56,149
Acquired intangible assets, less accumulated amortization	$3,556	$95,118	$—	$98,674

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2010
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,022	$—	$41,625

Finite Lived Intangibles:
Trademarks, gross - finite lived	$302	$486	$—	$788
Accumulated amortization	(58)	(287)	—	(345)
Trademarks, net	$244	$199	$—	$443

Customer relationships, gross	$4,161	$34,188	$—	$38,349
Accumulated amortization	(1,371)	(10,562)	—	(11,933)
Customer relationships, net	$2,790	$23,626	$—	$26,416

Other acquired intangibles, gross	$243	$35,928	$—	$36,171
Accumulated amortization	(243)	(13,238)	—	(13,481)
Other acquired intangibles, net	$—	$22,690	$—	$22,690

Total finite lived intangible assets, net	$3,034	$46,515	$—	$49,549
Acquired intangible assets, less accumulated amortization	$3,637	$87,537	$—	$91,174

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

The following tables summarize actual amortization expense for the past three fiscal years and estimated amortization expense for the next five fiscal years.

Amortization expense for the years ended:
2011	$5,609
2010	4,802
2009	4,957

Estimated amortization expense for the next five years:
2012	$5,610
2013	5,462
2014	5,274
2015	5,261
2016	5,129

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2011
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$659	$659	$—	$—
Mutual fund investments - bonds	472	472	—	—
Cash and equivalents	—	—	—	—
Total restricted trust	$1,131	$1,131	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,123	$—	$—	$1,123

November 30, 2010
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$879	$879	$—	$—
Mutual fund investments - bonds	357	357	—	—
Cash and equivalents	22	22	—	—
Total restricted trust	$1,258	$1,258	$—	$—

There were no transfers between Level 1 and Level 2 during the years ended November 30, 2011 and 2010.  The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds. The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb (see Note B).  There were no changes in the fair value determination methods or significant assumptions used in those methods during the year ended November 30, 2011.  The fair value of the TransWeb contingent earn-out payment increased by $105, based on changes in the remaining discount period, during the year ended November 30, 2011 and is included in Selling and administrative expenses in the accompanying Consolidated Statements of Earnings.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable and the restricted trust, approximated the carrying values of those financial instruments at both November 30, 2011 and 2010.  An expected present value technique is used to estimate the fair value of long-term debt.  A fair value estimate of $16,716 and $16,892 for long-term debt at November 30, 2011 and 2010, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at November 30, 2011 and 2010 is $17,270 and $17,477, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

F.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at November 30, 2011 and 2010 were as follows:

	2011	2010
Accounts payable	$64,701	$64,630
Accrued salaries, wages and commissions	24,760	31,497
Compensated absences	8,530	8,172
Accrued insurance liabilities	9,017	11,473
Customer deposits	8,727	7,732
Other accrued liabilities	39,850	36,702
	$155,585	$160,206

No amounts within the other accrued liabilities amount shown above exceed 5% of total current liabilities.

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold.  The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.  Changes in the Company’s warranty accrual, which is included in Other accrued liabilities, for the years ended November 30, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Warranty accrual at beginning of period	$3,499	$3,989	$2,494
Accruals for warranties issued during the period	622	825	2,324
Adjustments related to pre-existing warranties	(846)	(308)	39
Settlements made during the period	(316)	(856)	(965)
Other adjustments, including currency translation	(379)	(151)	97
Warranty accrual at end of period	$2,580	$3,499	$3,989

 G.    LONG-TERM DEBT AND INTEREST RATE AGREEMENT

Long-term debt at November 30, 2011 and 2010 consisted of the following:

	2011	2010
Multicurrency Revolving Credit Agreement	$—	$—
Industrial Revenue Bonds, at a weighted average interest rate of 0.35% and 0.50%, respectively	15,820	15,820
Note payable, due March 2012, at a fixed interest rate of 6.00% at both year ends	1,196	1,109
Other long-term debt	254	548
Total long-term debt	$17,270	$17,477

Current portion of long-term debt	$1,289	$146
Long-term debt, less current portion	$15,981	$17,331

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas.  The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins.  Commitment fees, letter of credit fees and other fees are also payable as provided in the Credit Facility.  At November 30, 2011, there were no borrowings outstanding on the Credit Facility.  The Credit Facility includes a $75,000 letter of credit subline, against which $16,012 and $16,031 in letters of credit had been issued at November 30, 2011 and 2010, respectively. The Company anticipates entering into a new revolving credit agreement prior to the December 18, 2012 expiration of the current Current Facility.

Borrowings under the Credit Facility are unsecured, but are guaranteed by certain subsidiaries of the Company.  The agreement contains certain restrictive covenants that include limiting new borrowings, maintaining minimum interest coverage and restricting certain changes in ownership.

As of November 30, 2011 and 2010, the industrial revenue bonds include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031 and $8,410 re-issued in cooperation with the South Dakota Economic Development Finance Authority due February 1, 2016.  The interest rates on these bonds are reset weekly.

Required principal maturities of long-term debt as of year-end 2011 for the next five fiscal years ending November 30 are as follows:

2012	$1,289
2013	42
2014	11
2015	8
2016	8,413
Thereafter	7,507

On January 2, 2008, the Company entered into a fixed rate interest swap agreement (“the Swap Agreement”) to manage its interest rate exposure on certain amounts outstanding under the Credit Facility.  The Company’s accounting policies for derivatives are discussed in Note A.  The Swap Agreement expired January 1, 2010.  The Swap Agreement provided for the Company to receive interest at floating rates based on LIBOR and pay a 3.93% fixed interest rate plus an applicable margin on a notional amount of $100,000.  Payments pursuant to the Swap Agreement were settled on a net basis quarterly.  Hedge accounting was not applied to the Swap Agreement and therefore, unrealized gains or losses were recorded in Interest expense in the Consolidated Statements of Earnings.  Periodic settlement payments or receipts were recorded as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows.

The following table reflects the loss and net settlement payments on the Swap Agreement for the years ended November 30, 2011, 2010 and 2009.

Derivatives Not Designated as Hedging Instruments	Location	Amount
		2011	2010	2009
Fixed rate interest swap agreement unrealized losses	Interest expense	$—	$—	$1,123
Fixed rate interest swap agreement net settlement payments	Cash flows from operating activities	—	961	2,169

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

H.    LEASES

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through January 2040.  Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses.

The following table summarizes rent expense for the past three fiscal years and commitments for minimum rentals under noncancelable leases having initial or remaining terms in excess of one year at November 30, 2011.

Rent expense for the years ended:
2011	$16,518
2010	15,594
2009	16,139

Future minimum rentals under noncancelable leases:
2012	$10,781
2013	9,818
2014	8,186
2015	6,540
2016	4,250
Thereafter	13,158

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

During the fourth quarter of fiscal year 2009, the method of determining the amortization of unrealized gains and losses included in Accumulated other comprehensive loss related to the U.S. combined nonqualifed plans was changed from a simple average of the remaining years of future service of participants to a weighted average approach to more accurately reflect the expense incurred related to participants over their remaining expected service with the Company.  Additionally, the gains and losses being amortized include gains or losses occurring during the year.  As a result of this change, a $2,000 charge was recorded which increased pension expense, included in Selling and administrative expenses in the accompanying Consolidated Statements of Earnings.  This charge also reduced Earnings before income taxes and minority interests by $2,000 and reduced Net earnings by $1,266.  The Company determined that the retroactive effect of applying this change was not material to any prior periods or to fiscal year 2009 and therefore recorded the entire amount during fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  The Company did not make a voluntary contribution to its qualified U.S. pension plans in 2011, 2010 or 2009.  The Company expects to contribute $18,968 to its U.S. qualified plans, $219 to its U.S. combined nonqualified plans, $415 to its non-U.S. plan and $99 to its postretirement healthcare benefit plan to pay benefits during 2012.

The projected benefit obligation ("PBO"), accumulated benefit obligation (“ABO”) and fair value of plan assets for qualified pension plans with PBOs and ABOs in excess of plan assets were $164,820, $159,208 and $112,548, respectively, at November 30, 2011.

The U.S. combined nonqualified plans are unfunded; therefore, there are no plan assets; however, the Company has funded $1,131 and $1,258 at November 30, 2011 and 2010, respectively, into a restricted trust for its U.S. combined nonqualified plans, see Note E.  This trust is included in Other noncurrent assets in the Consolidated Balance Sheets.  The PBO and ABO for the U.S. combined nonqualified plans were $22,022 and $19,750, at November 30, 2011, respectively.

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

The following tables show reconciliations of the pension plans and other postretirement benefits plan as of November 30, 2011 and 2010.  The accrued pension benefit obligation includes an unfunded benefit obligation of $22,022 and $20,900 as of November 30, 2011 and 2010, respectively, related to the Company’s U.S. combined nonqualified plans.

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$168,644	$163,069	$663	$843
Currency translation	(14)	(374)	—	—
Service cost	1,968	2,119	—	—
Interest cost	8,133	8,108	23	32
Plan participants' contributions	41	39	—	—
Plan amendments	—	(1,124)	—	—
Actuarial losses (gains)	16,562	6,309	(24)	(177)
Benefits paid	(8,493)	(9,502)	(483)	(500)
Retiree contributions	—	—	371	465
Benefit obligation at end of year	$186,841	$168,644	$550	$663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Change in plan assets
Fair value of plan assets at beginning of year	$100,866	$95,604	$—	$—
Currency translation	(13)	(313)	—	—
Actual return on plan assets	5,771	11,516	—	—
Employer contributions	14,376	3,522	483	500
Plan participants' contributions	41	39	—	—
Benefits paid	(8,493)	(9,502)	(483)	(500)
Fair value of plan assets at end of year	$112,548	$100,866	$—	$—
Funded status	$(74,293)	$(67,778)	$(550)	$(663)

Accumulated benefit obligation at end of year	$178,959	$161,298	n/a	n/a

Assumptions:
Discount rate - qualified plans	4.50%	5.25%	3.50%	3.75%
Discount rate - nonqualified plans	2.75%	2.25%	n/a	n/a
Rate of compensation increase - qualified plans	4.00%	4.00%	n/a	n/a
Rate of compensation increase - nonqualified plans	4.00%	4.00%	n/a	n/a
Measurement date	11/30/2011	11/30/2010	11/30/2011	11/30/2010

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Amounts recognized in the Consolidated Balance Sheets as of November 30
Accounts payable and accrued liabilities	$(219)	$(2,194)	$(100)	$(123)
Long-term pension and postretirement healthcare benefits liabilities	(74,074)	(65,584)	(450)	(540)
Funded status	$(74,293)	$(67,778)	$(550)	$(663)

Accumulated other comprehensive loss, pre-tax	$72,687	$60,306	$(1,887)	$(2,115)

Amounts recognized in Accumulated Other Comprehensive Loss, as of November 30
Unrecognized net actuarial loss (gain)	$72,717	$60,731	$(1,047)	$(1,153)
Unrecognized net prior service credit	(30)	(425)	(840)	(962)
Accumulated other comprehensive loss, pre-tax	72,687	60,306	(1,887)	(2,115)
Deferred taxes	(26,830)	(21,924)	686	775
Accumulated other comprehensive loss, after-tax	$45,857	$38,382	$(1,201)	$(1,340)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The amounts affecting Accumulated other comprehensive loss for the years ended November 30, 2011 and 2010 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Amortization of unrecognized prior service (cost) credit, net of tax of $(149), $(147) and $(45), $(45), respectively	$246	$250	$77	$78
Amortization of unrecognized actuarial (losses) gains, net of tax of $2,403, $1,831 and $(47), $(47), respectively	(4,075)	(3,175)	83	82
Current year actuarial losses (gains), net of tax of $(6,825), $(716) and $9, $65, respectively	11,639	1,126	(15)	(113)
Plan amendments, net of tax of $0, $421 and $0, $0, respectively	—	(703)	—	—
Effect of change in deferred tax rate	(335)	287	(6)	(2)
Total	$7,475	$(2,215)	$139	$45

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

As of the November 30th measurement dates, the fair values of actual pension asset allocations were as follows:

	2011	2010
Equity securities	72.1%	71.5%
Debt securities	24.1%	24.9%
Real estate and other	3.8%	3.6%
	100.0%	100.0%

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).  See Note E for a discussion of the fair value hierarchy.  The following table summarizes the fair value of the pension plans’ assets.

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2011
U.S. equity securities funds	$68,481	$—	$68,481	$—
Non-U.S. equity securities funds	12,613	5,424	7,189	—
Fixed income securities funds	27,171	1,916	25,255	—
Real estate funds	3,782	—	—	3,782
Cash and equivalents funds	67	67	—	—
Total	112,114	$7,407	$100,925	$3,782
Other items to reconcile to fair value of plan assets	434
Fair value of plan assets	$112,548

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2010
U.S. equity securities funds	$60,386	$—	$60,386	$—
Non-U.S. equity securities funds	11,747	5,475	6,272	—
Fixed income securities funds	25,094	1,786	23,308	—
Real estate funds	3,203	—	—	3,203
Cash and equivalents funds	16	16	—	—
Total	100,446	$7,277	$89,966	$3,203
Other items to reconcile to fair value of plan assets	420
Fair value of plan assets	$100,866

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

The following table summarizes changes in the fair value of Level 3 assets for the year ended November 30, 2011.

	2011	2010
Balance at beginning of year	$3,203	$3,053
Unrealized gains	579	150
Balance at end of year	$3,782	$3,203

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

	Pension Benefits
	2011	2010	2009
Components of net periodic benefit cost
Service cost	$1,968	$2,119	$1,799
Interest cost	8,133	8,108	9,275
Expected return on plan assets	(7,674)	(7,123)	(6,938)
Settlement costs	1,368	—	—
Amortization of unrecognized:
Prior service cost	(395)	(394)	127
Net actuarial loss	5,110	5,006	3,559
Net periodic benefit cost	$8,510	$7,716	$7,822

Assumptions:
Discount rate - qualified plans	5.25%	5.50%	8.25%
Discount rate - nonqualified plans	2.75%	2.25%	7.50%
Expected return on plan assets	7.50%	7.75%	8.00%
Rate of compensation increase - qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase - nonqualified plans	4.00%	4.00%	—%
Measurement date - qualified plans	11/30/2010	11/30/2009	11/1/2008
Measurement date - nonqualified plans	11/30/2011	11/30/2010	11/1/2008

For the determination of 2012 expense, the Company expects to change its assumptions as follows: (a) leave the long-term return on assets for its qualified plans unchanged, (b) decrease the discount rates on its qualified plans to 4.50%, and (c) leave the rate of compensation increase unchanged.  For its U.S. combined nonqualified plans, the Company expects to leave the discount rates and rate of compensation increase unchanged.

The changes in the fair value of plan assets and in the assumptions will result in a net decrease in fiscal year 2012 expense of approximately $(608) for the qualified U.S. pension plans. The Company also expects a net increase of approximately $594 for the U.S. combined nonqualified plans in fiscal year 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of net periodic benefit income for postretirement healthcare benefits are shown below.

	Other Postretirement Benefits
	2011	2010	2009
Components of net periodic benefit income
Interest cost	$23	$32	$61
Amortization of unrecognized:
Prior service cost	(122)	(123)	(123)
Net actuarial gain	(130)	(129)	(184)
Net periodic benefit income	$(229)	$(220)	$(246)

Assumptions:
Discount rate	3.75%	4.25%	8.25%
Measurement date	11/30/2010	11/30/2009	11/1/2008

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007.  As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants.  The Company expects to decrease its discount rate assumption to 3.50% in 2012 for its other postretirement benefits plan, which will not significantly affect the fiscal year 2012 expense.

The estimated amounts that will be amortized from Accumulated other comprehensive loss at November 30, 2011 into net periodic benefit cost, pre-tax, in fiscal year 2012 are as follows:

	Pension Benefits	Other Postretirement Benefits
Prior service cost (credit)	$12	$(123)
Actuarial loss (gain)	7,638	(121)
Total	$7,650	$(244)

The expected cash benefit payments from the plans for the next ten fiscal years are as follows:

	Pension Benefits	Other Postretirement Benefits
2012	$7,162	$99
2013	28,088	78
2014	8,063	72
2015	8,424	64
2016	8,754	52
2017-2021	51,142	170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement.  The Company may match, at its discretion, the contributions of participating employees in the respective plans.  The Company recognized expense related to these plans for the past three fiscal years as follows:

2011	$3,933
2010	3,597
2009	3,658

J.    INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits for the years ended November 30, 2011, 2010 and 2009.

	2011	2010	2009
Unrecognized tax benefits at December 1,	$2,783	$3,021	$2,731
Additions for current period tax positions	591	574	258
Additions for prior period tax positions	—	57	90
Reductions for prior period tax positions	(193)	—	—
Reductions for lapse of statue of limitations/settlements	(203)	(809)	(197)
Changes in interest and penalties	37	(60)	139
Unrecognized tax benefits at November 30,	$3,015	$2,783	$3,021

At November 30, 2011and 2010, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $2,123 and $1,697, respectively.  As of November 30, 2011 and 2010, the Company had $495 and $470, respectively, accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2011, will decrease by $110 over the next twelve months as a result of expected settlements with taxing authorities.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal year 2012; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Internal Revenue Service has completed its audits of the Company’s U.S. income tax returns through fiscal year 2009.  With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The provision for income taxes consisted of:

	2011	2010	2009
Current:
Federal	$34,374	$35,292	$25,938
State	1,558	2,526	970
Foreign	11,784	10,099	7,773
Deferred:
Federal	9,196	631	(1,564)
State	1,086	(1,085)	(53)
Foreign	(1,051)	(391)	755
	$56,947	$47,072	$33,819

Earnings before income taxes and noncontrolling interests included the following components:

	2011	2010	2009
Domestic income	$139,840	$109,303	$77,276
Foreign income	41,468	34,120	28,373
	$181,308	$143,423	$105,649

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates.  The reasons for these differences are as follows:

	Percent of Pre-Tax Earnings
	2011	2010	2009
Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.0	0.6
Tax credits	(0.7)	—	(0.7)
Foreign taxes at different rates, net of credits	(2.5)	(1.6)	(1.7)
Domestic production activities deduction	(2.4)	(1.6)	(1.3)
Other, net	0.7	—	0.1
	31.4%	32.8%	32.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of the net deferred tax liability as of November 30, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Deferred compensation	$8,260	$7,590
Loss carryforward and tax credit items	3,265	3,146
Accounts receivable	5,840	6,092
Inventories	5,069	4,532
Pensions	26,643	24,036
Accrued liabilities and other	9,591	9,181
Valuation allowance	(1,959)	(1,658)
Total deferred tax assets, net	56,709	52,919
Deferred tax liabilities:
Percentage of completion	(468)	(413)
Plant assets	(27,616)	(21,202)
Goodwill and acquired intangible assets	(37,483)	(35,958)
Other deferred tax liabilities	(613)	(531)
Total deferred tax liabilities	(66,180)	(58,104)
Deferred tax liability, net	$(9,471)	$(5,185)

Of the foreign and state loss carryforwards and foreign and state tax credit items, $1,998 expires in 2012 through 2029 and $1,267 may be carried over indefinitely.

The Company decreased the valuation allowance by $301 and $670 in 2011 and 2010, respectively, related to foreign and state net operating losses and foreign and state tax credit carryovers.  During the year ended November 30, 2011, the Company recognized $1,031 of tax benefit from the release of a valuation allowance recorded against net operating loss carryovers of one of its foreign subsidiaries.  The valuation allowance was released due to the successful completion of a subsidiary reorganization during the third quarter of 2011. The valuation allowance reflects the estimated amount of deferred tax assets due to foreign net operating losses that may not be realized.  The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

The Company repatriated $21 of accumulated foreign earnings in 2011 related to one foreign subsidiary paying a dividend to another foreign subsidiary. The Company did not repatriate any accumulated foreign earnings in 2010.  The Company repatriated $991 of accumulated foreign earnings in 2009 related to a Canadian subsidiary due to favorable tax rates.  For the Company’s other foreign subsidiaries, the Company has not provided deferred taxes on unremitted foreign earnings from certain foreign affiliates of approximately $145,764 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits could offset in part any incremental U.S. tax liability.  Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

K.    INSURANCE CLAIMS AND SETTLEMENTS

During August 2011, an Engine/Mobile Filtration segment manufacturing facility that the Company owns was damaged in a weather-related event. A loss of $250, representing the Company's deductible, was recorded in Cost of sales for the quarter ended August 27, 2011. During November 2011, the Company received $200 from the insurance company. The Company does not expect to collect any further amounts related to this claim.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

During the second quarter of fiscal year 2008, four of the Company’s facilities in three states were damaged in weather-related events.  The Company’s Industrial/Environmental Filtration segment recognized a gain, resulting from the excess of insurance proceeds received over the net book value of the property, of $1,963 (net of the $500 deductible paid by the Company) as a reduction of Cost of sales.  The Company’s Engine/Mobile Filtration segment recognized a loss of $178 in Cost of sales, resulting from costs incurred below the Company’s deductible limit.  During fiscal year 2009, the Company received $654 from the insurance company. The Company does not expect to collect any further amounts related to these claims.

L.    CONTINGENCIES

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

Donaldson

On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota, alleging that certain “ChannelFlow®” engine/mobile filters manufactured and sold by a subsidiary of the Company infringe one or more patents held by Donaldson. Through this lawsuit Donaldson seeks various remedies, including injunctive relief and monetary damages of approximately $3,000. Management believes that the products in question do not infringe the asserted patents and that such patents are invalid. The Company is vigorously defending the action. The matter is currently scheduled to go to trial on or about February 14, 2012.

Antitrust/Qui Tam

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American engine filter manufacturer, including the Company's subsidiary, Baldwin Filters, Inc. (the “Defendant Group” and "Baldwin," respectively), engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters.  The suit is a purported class action on behalf of direct purchasers of filters from the Defendant Group.  Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs against the Defendant Group in a variety of jurisdictions in the United States and Canada. In addition, the Attorneys General of the State of Florida and the County of Suffolk, New York filed complaints against the Defendant Group based on these same allegations, and the Attorney General of the State of Washington requested various documents, information and cooperation, which the Company agreed to provide. All of the U.S cases, including the actions brought by and/or on behalf of governmental entities, were consolidated into a single multi-district litigation in the Northern District of Illinois (the "Court"). The Company has consistently denied any wrongdoing whatsoever and vigorously defended the action at significant expense.

On June 24, 2011, William Burch, a former employee of two other defendants in the Defendant Group and the key initiator of the lawsuits, and key witness for the plaintiffs, pleaded guilty to a charge brought by the United States Attorney for the Eastern District of Pennsylvania of making false statements to the United States Antitrust Division of the Department of Justice (“DOJ”). In pleading guilty to this charge, Mr. Burch admitted that he fabricated certain key evidence relevant to the lawsuits at issue and thereafter lied about it to the DOJ. On October 26, 2011, Mr. Burch was sentenced to two years in prison in respect of this crime.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

On October 7, 2011, Baldwin entered into a settlement agreement ("Settlement Agreement") with the putative plaintiff classes involved in the action, including the State of Florida. Pursuant to the terms of the Settlement Agreement, Baldwin denied any wrongdoing whatsoever but agreed to pay a total of $625 to a settlement fund to be divided among the plaintiff classes in exchange for a full and complete release of all claims with prejudice. Two other members of the Defendant Group, Donaldson Company, Inc. ("Donaldson") and Cummins, Inc. ("Cummins"), also entered into substantially identical settlement agreements with the putative plaintiff classes at the same time as Baldwin.

The Company entered into the Settlement Agreement to free itself from the expense of ongoing litigation, which was anticipated to be many times greater than the agreed settlement amount. The $625 settlement amount has been fully reserved by the Company and is included in Other accrued liabilities (see Note F) in the accompanying Consolidated Balance Sheets. The Settlement Agreement will become effective after the Court enters a final judgment order approving the Settlement Agreement and dismissing the causes of action against Baldwin with prejudice and without costs, and the time for appealing the foregoing expires. The Company is unable to predict when these conditions will be satisfied, but the Company is unaware of any objections or obstacles, and believes that these conditions will be satisfied in due course and in keeping with normal judicial time lines. On October 10, 2011, the plaintiffs filed an omnibus motion for preliminary approval of the Settlement Agreement (and the settlement agreements with Donaldson and Cummins), certification of settlement classes, appointment of class counsel for the settlement classes, authorization to disseminate notice to settlement classes, and setting a hearing on final settlement approval, which motion is currently pending before the Court.

TransWeb/3M

On May 21, 2010, 3M Company and 3M Innovative Properties (“3M”) brought a lawsuit against TransWeb in the United States District Court for the District of Minnesota, alleging that certain TransWeb products infringe certain 3M patents.  Shortly after receiving service of process in this litigation, TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe.  3M withdrew its Minnesota action, and the parties are currently litigating the matter in New Jersey.  The litigation in question was filed and underway before the Company acquired TransWeb in December 2010, but the Company assumed the risk of this litigation as a result of the acquisition.  The Company intends to vigorously defend the action and pursue related claims.  In this regard, on June 3, 2011, TransWeb filed a Second Amended Complaint against 3M, (i) seeking declaratory judgment that the asserted 3M patents are invalid, the TransWeb products in question do not infringe, and the 3M patents are unenforceable due to inequitable conduct by 3M in obtaining the patents, (ii) alleging patent infringement by 3M of a patent held by TransWeb, and (iii) alleging antitrust violations by 3M in connection with the personal respirator market. The Company has since dropped its patent infringement allegations against 3M, but continues to allege and pursue its inequitable conduct and antitrust claims.

The Company acquired TransWeb on December 29, 2010 (see Note B).  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  Any litigation related amounts incurred in excess of the amount withheld will be expensed and paid by the Company. The Company currently does not anticipate total litigation related amounts to exceed the amount withheld. During the year ended November 30, 2011, the Company applied legal charges of $6,329, against the withheld payment, leaving a remaining balance of $10,671.  At November 30, 2011, $6,149 is included in Other accrued liabilities (see Note F) and $4,522 is included in Other long-term liabilities in the accompanying Consolidated Balance Sheets.

Other

Additionally, the Company is party to various proceedings relating to environmental issues.  The U.S. Environmental Protection Agency and/or other responsible state agencies have designated the Company as a potentially responsible party, along with other companies, in remedial activities for the cleanup of waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (“the federal Superfund statute”).  Although it is not certain what future environmental claims, if any, may be asserted, the Company currently believes that its potential liability for known environmental matters is not material.  However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the nature and extent of the contamination at issue, the length of time remediation may require, the complexity of the environmental regulation and the continuing advancement of remediation technology.  Applicable federal law may impose joint and several liability on each potentially responsible party for the cleanup.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

M.    INCENTIVE PLANS AND STOCK-BASED COMPENSATION

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

The following table summarizes information related to stock options and stock option exercises during the years ended November 30, 2011, 2010 and 2009.

	2011	2010	2009
Pre-tax compensation expense	$4,397	$3,632	$3,027
Deferred tax benefits	(1,616)	(1,335)	(969)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated financial statements	5,100	2,500	1,881
Fair value of options granted	5,803	4,213	3,551
Total intrinsic value of options exercised	16,732	7,547	4,975
Cash received upon exercise of options	7,233	5,703	2,479
Tax benefit realized from exercise of options	5,100	2,457	1,809
Addition to capital in excess of par value due to exercise of stock options	8,045	7,313	3,164

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table summarizes activity with respect to nonqualified stock options granted by the Company and includes options granted under the 2009, 2004 and 1994 Incentive Plans.

	2011		2010		2009
	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,229,410	$29.07	3,229,187	$27.43	3,132,111	$25.75
Granted	494,750	$43.00	482,510	$32.69	466,025	$31.94
Exercised	(774,661)	$25.12	(443,810)	$20.76	(322,236)	$16.40
Surrendered	(41,966)	$36.06	(38,477)	$33.02	(46,713)	$35.45
Outstanding at end of year	2,907,533	$32.39	3,229,410	$29.07	3,229,187	$27.43

Exercisable at end of year	1,971,197	$30.00	2,347,852	$27.48	2,372,757	$25.02

At November 30, 2011, there was $4,068 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 2.44 years.

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2011.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$13.75 - $18.13	98,100	$16.72	$3,145	1.02	98,100	$16.72	$3,145	1.02
$20.57 - $28.96	880,272	$25.96	20,084	3.34	880,272	$25.96	20,084	3.34
$31.96 - $38.23	1,449,961	$33.85	21,650	6.49	931,725	$34.28	13,509	5.98
$40.73 - $44.07	479,200	$43.00	2,770	9.08	61,100	$44.05	289	9.33
	2,907,533	$32.39	$47,649	5.78	1,971,197	$30.00	$37,027	4.66

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2011	2010	2009
Weighted average fair value per option at the date of grant for options granted	$11.73	$8.73	$7.62
Risk-free interest rate	2.52%	2.84%	1.91%
Expected dividend yield	0.98%	1.02%	1.25%
Expected volatility factor	25.54%	26.00%	24.16%
Expected option term in years	6.4	6.2	6.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Subsequent to the end of fiscal year 2011, the Company issued 453,350 options under the 2009 Incentive Plan with exercise prices of $49.91.

Restricted Stock Unit Awards

The Company’s restricted stock  unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 103,390 and 108,800 shares which were vested and deferred at November 30, 2011 and 2010.

The following table summarizes information related to restricted stock unit awards during the years ended November 30, 2011, 2010 and 2009.

	2011	2010	2009
Pre-tax compensation expense	$1,079	$970	$1,061
Deferred tax benefits	(396)	(357)	(339)
Excess tax benefit (expense) associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	3	(111)	(27)
Fair value of restricted stock unit awards on date of grant	1,263	1,102	1,192
Fair value of restricted stock unit awards vested	905	983	790

The following table summarizes the restricted stock unit awards.

	2011		2010		2009
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	70,894	$33.23	67,476	$34.01	57,724	$33.66
Granted	29,467	$42.86	34,128	$32.30	36,368	$32.78
Vested	(26,937)	$33.61	(28,898)	$34.01	(25,135)	$31.42
Surrendered	(1,879)	$37.18	(1,812)	$32.30	(1,481)	34.19
Nonvested at end of year	71,545	$36.95	70,894	$33.23	67,476	$34.01

As of November 30, 2011, there was $786 of total unrecognized compensation cost related to restricted stock unit awards that the Company expects to recognize over a weighted-average period of 2.4 years.

Subsequent to the end of fiscal year 2011, the Company issued 29,839 restricted stock unit awards, each with a fair value of $49.91 at the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, the shares cannot be sold for a six-month period from the date of grant.  The following table summarizes compensation expense related to directors’ restricted stock and the number of shares issued under the plans during the years ended November 30, 2011, 2010 and 2009.

	2011	2010	2009
Pre-tax compensation expense	$200	$240	$210
Shares of Company common stock issued under the plans	4,540	6,760	8,298

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount of 5%.  Effective January 1, 2006, the plan was amended to be in compliance with safe harbor rules so that the plan is not compensatory, and no expense is recognized related to the plan.  The Company issued stock under this plan as follows during the years ended November 30, 2011, 2010 and 2009.

	2011	2010	2009
Company stock issued under the plan	$1,216	$1,096	$1,138

N.    EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share reflects the impact of outstanding stock options, restricted stock and other stock-based arrangements.  The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2011	2010	2009
Weighted average number of shares outstanding	50,501,842	50,678,617	50,851,933
Dilutive effect of stock-based arrangements	689,593	477,612	268,353
Weighted average number of diluted shares outstanding	51,191,435	51,156,229	51,120,286

Net earnings attributable to CLARCOR Inc.	$124,003	$96,081	$71,543

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.46	$1.90	$1.41
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.42	$1.88	$1.40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table provides additional information regarding the calculation of earnings per share and treasury stock transactions.

	2011	2010	2009
Number of antidilutive options with exercises prices greater than the average market price excluded from the computation of dilutive earnings per share	60,000	646,349	1,297,675
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$29,317	$16,277	$19,767
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	683,776	445,991	688,200

On June 22, 2010, the Company’s Board of Directors approved a three-year, $250,000 stock repurchase program.  Pursuant to the authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on the Company’s stock price and market conditions.  At November 30, 2011, there was $204,406 available for future purchase under the program.

O.    SEGMENT INFORMATION

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

Net sales represent sales to unaffiliated customers.  Intersegment sales were not material.  No single customer accounted for 10% or more of the Company’s consolidated sales for the years ended November 30, 2011, 2010 and 2009.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following tables provides segment data for the years ended November 30, 2011, 2010 and 2009:

	2011	2010	2009
Net sales:
Engine/Mobile Filtration	$510,012	$446,104	$373,295
Industrial/Environmental Filtration	523,026	470,359	461,000
Packaging	93,563	94,966	73,453
	$1,126,601	$1,011,429	$907,748
Operating profit:
Engine/Mobile Filtration	$112,839	$92,246	$75,216
Industrial/Environmental Filtration	58,028	43,515	24,712
Packaging	10,400	8,888	5,805
	181,267	144,649	105,733
Other income (expense), net	41	(1,226)	(84)
Earnings before income taxes	$181,308	$143,423	$105,649

	2011	2010	2009
Identifiable assets:
Engine/Mobile Filtration	$338,197	$292,196	$252,747
Industrial/Environmental Filtration	693,266	650,530	629,488
Packaging	39,571	40,450	36,456
Corporate	63,899	59,235	55,199
	$1,134,933	$1,042,411	$973,890
Additions to property, plant and equipment:
Engine/Mobile Filtration	$11,406	$7,704	$8,360
Industrial/Environmental Filtration	8,775	14,597	11,744
Packaging	3,824	2,152	1,399
Corporate	166	—	237
	$24,171	$24,453	$21,740
Depreciation and amortization:
Engine/Mobile Filtration	$9,325	$9,810	$9,645
Industrial/Environmental Filtration	19,231	17,151	17,322
Packaging	3,166	3,260	3,308
Corporate	713	700	687
	$32,435	$30,921	$30,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2011, 2010 and 2009.  Net sales by geographic area are based on sales to final customers within that region.

	2011	2010	2009
Net sales:
United States	$775,987	$702,510	$634,057
Europe	106,712	99,939	103,917
Other International	243,902	208,980	169,774
	$1,126,601	$1,011,429	$907,748
Property, plant and equipment, at cost, less accumulated depreciation:
United States	$164,712	$161,000	$170,398
Europe	2,924	3,375	4,157
Other International	17,356	16,800	13,536
	$184,992	$181,175	$188,091

P.    SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table provides unaudited quarterly data for 2011 and 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Net sales	$245,720	$288,533	$284,819	$307,529
Gross profit	$80,953	$99,462	$95,874	$107,132
Net earnings	$21,921	$32,881	$32,159	$37,400
Net earnings attributable to CLARCOR Inc.	$21,881	$32,808	$32,070	$37,244
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.43	$0.65	$0.63	$0.74
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.43	$0.64	$0.63	$0.73
Dividends declared and paid per common share	$0.1050	$0.1050	$0.1050	$0.1200
2010
Net sales	$215,131	$257,869	$262,770	$275,659
Gross profit	$69,805	$84,843	$91,561	$92,198
Net earnings	$14,807	$23,935	$28,571	$29,038
Net earnings attributable to CLARCOR Inc.	$14,866	$23,885	$28,326	$29,004
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.29	$0.47	$0.56	$0.57
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.29	$0.47	$0.55	$0.57
Dividends declared and paid per common share	$0.0975	$0.0975	$0.0975	$0.1050

CLARCOR Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended November 30, 2011, 2010 and 2009
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period
2011:
Allowance for losses on accounts receivable	$11,428	$(312)	$1,217	(A)	$(2,538)	(B)	$9,795
2010:
Allowance for losses on accounts receivable	$15,150	$94	$(727)	(A)	$(3,089)	(B)	$11,428
2009:
Allowance for losses on accounts receivable	$13,267	$3,099	$557	(A)	$(1,773)	(B)	$15,150

NOTES:
(A) Due to business acquisitions, reclassifications and currency translation.
(B) Bad debts written off during year, net of recoveries.

S-1