Form 10-Q
period 2012-03-03
CLARCOR INC.
filed 2012-03-23
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 3, 2012

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes __  No X

As of March 19, 2012, there were 50,240,623 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS		PAGE

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	*
Item 6.	Exhibits	34

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Three Months Ended
	March 3, 2012	February 26, 2011
Net sales	$257,264	$245,720
Cost of sales	171,049	164,767

Gross profit	86,215	80,953

Selling and administrative expenses	51,903	49,662

Operating profit	34,312	31,291

Other income (expense):
Interest expense	(100)	(44)
Interest income	134	37
Other, net	612	(200)
	646	(207)

Earnings before income taxes	34,958	31,084

Provision for income taxes	11,466	9,163

Net earnings	23,492	21,921

Net earnings attributable to noncontrolling interests	(13)	(40)

Net earnings attributable to CLARCOR Inc.	$23,479	$21,881

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.47	$0.43
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.46	$0.43

Weighted average number of shares outstanding - Basic	50,411,196	50,568,499
Weighted average number of shares outstanding - Diluted	51,094,385	51,287,238

Dividends paid per share	$0.1200	$0.1050

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 3, 2012	December 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$142,063	$155,999
Restricted cash	1,007	1,105
Accounts receivable, less allowance for losses of $10,489 and $9,795, respectively	201,758	206,664
Inventories	208,578	200,274
Deferred income taxes	25,580	25,974
Income taxes receivable	704	3,373
Prepaid expenses and other current assets	7,596	7,510
Total current assets	587,286	600,899

Plant assets, at cost, less accumulated depreciation of $299,454 and $293,111, respectively	188,134	184,992
Assets held for sale	2,000	2,000
Goodwill	235,941	235,530
Acquired intangible assets, less accumulated amortization	97,636	98,674
Deferred income taxes	621	749
Other noncurrent assets	14,120	12,089
Total assets	$1,125,738	$1,134,933

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,176	$1,289
Accounts payable and accrued liabilities	133,342	155,585
Income taxes payable	2,846	3,176
Total current liabilities	137,364	160,050

Long-term debt, less current portion	16,026	15,981
Long-term pension and postretirement healthcare benefits liabilities	61,317	74,524
Deferred income taxes	40,264	36,194
Other long-term liabilities	10,340	11,069
Total liabilities	265,311	297,818

Contingencies (Note 11)
Redeemable noncontrolling interests	1,585	1,557

SHAREHOLDERS' EQUITY
Capital stock	50,262	50,145
Capital in excess of par value	21,981	19,453
Accumulated other comprehensive loss	(41,331)	(44,391)
Retained earnings	827,083	809,520
Total CLARCOR Inc. equity	857,995	834,727
Noncontrolling interests	847	831
Total shareholders' equity	858,842	835,558
Total liabilities and shareholders' equity	$1,125,738	$1,134,933

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 3, 2012	February 26, 2011
Cash flows from operating activities:
Net earnings	$23,492	$21,921
Depreciation	6,568	6,998
Amortization	1,426	1,331
Other noncash items	(102)	(94)
Net loss (gain) on disposition of plant assets	16	(3)
Stock-based compensation expense	2,906	2,605
Excess tax benefit from stock-based compensation	(2,302)	(657)
Deferred income taxes	9,522	(367)
Change in assets and liabilities, excluding short-term investments	(40,301)	(22,904)
Net cash provided by operating activities	1,225	8,830

Cash flows from investing activities:
Restricted cash	51	46
Business acquisitions, net of cash acquired	(2,144)	(10,455)
Additions to plant assets	(9,797)	(3,492)
Proceeds from disposition of plant assets	59	34
Investment in affiliates	(132)	—
Net cash used in investing activities	(11,963)	(13,867)

Cash flows from financing activities:
Payments on long-term debt	(26)	(1,574)
Sale of capital stock under stock option and employee purchase plans	2,958	2,508
Purchase of treasury stock	(3,635)	(1,947)
Excess tax benefit from stock-based compensation	2,302	657
Cash dividends paid	(6,046)	(5,308)
Net cash used in financing activities	(4,447)	(5,664)
Net effect of exchange rate changes on cash	1,249	1,048
Net change in cash and cash equivalents	(13,936)	(9,653)
Cash and cash equivalents, beginning of period	155,999	117,022
Cash and cash equivalents, end of period	$142,063	$107,369

Cash paid during the period for:
Interest	$68	$36
Income taxes, net of refunds	$2,879	$1,740

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended March 3, 2012 and February 26, 2011 and the Consolidated Condensed Balance Sheet as of March 3, 2012 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 2011 (“2011 Form 10-K”).  The December 3, 2011 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2011 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended March 3, 2012, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2011 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to guarantees that expire within one year.  The Company also has $1,616 and $1,590 of noncurrent restricted cash recorded in Other noncurrent assets as of March 3, 2012 and December 3, 2011, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	March 3, 2012	December 3, 2011
Raw materials	$73,404	$72,289
Work in process	32,457	30,957
Finished products	102,717	97,028
Inventories	$208,578	$200,274

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

New Accounting Guidance

In September 2011, the Financial Accounting Standards Board ("FASB") issued amendments to its goodwill impairment testing guidance to simplify how entities test for goodwill impairments. The amendments are intended to reduce complexity and cost by providing a company the option of making an initial qualitative evaluation about the likelihood of goodwill impairment in determining whether it should calculate the fair value of a reporting unit. The amendments also include examples of events and circumstances that a company should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company does not expect the adoption of this guidance on, or before, December 2, 2012 to have a material impact on the Consolidated Financial Statements.

In June 2011, the FASB issued amendments to its comprehensive income guidance to (a) improve the comparability, consistency and transparency of financial reporting, (b) increase the prominence of items reported in other comprehensive income and (c) facilitate the convergence of U.S. GAAP with International Financial Reporting Standards ("IFRS"). The amendments require all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The required amendments, pursuant to the guidance, must be applied retrospectively. In December 2011, the FASB issued amendments to defer certain presentation requirements of the initial guidance. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. The adoption of this guidance on December 2, 2012 will affect the presentation of the Consolidated Statements of Earnings and the Consolidated Statements of Shareholders' Equity, but will not have a material effect on the Company’s financial position or results of operations.

In May 2011, the FASB issued guidance amending fair value measurement and disclosure requirements in order to align U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company does not expect the adoption of this guidance on March 4, 2012 to have a material impact on the Consolidated Financial Statements.

In December 2010, the FASB issued guidance which amends the pro forma disclosure requirements for business combinations and specifies that if a public company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though business combinations occurring during the year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance also expands the pro forma disclosure requirements to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The impact of adopting this guidance on December 4, 2011 was not material to the Consolidated Condensed Financial Statements.

2.	BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

On December 30, 2011, the Company purchased certain assets of PDDA Filtration, Inc. (“PDDA”), a privately-held provider of filtration solutions, for $530.  PDDA specializes in liquid process filtration products, serving customers in diverse industries including chemical processing, food and beverage, oil and gas, power generation, water, wine and biofuel production.  The purchased assets were combined into the Industrial/Environmental Filtration segment.  The acquisition is not material to the results of the Company.  An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities.  Inventory acquired was valued at $80. Acquired intangible assets included customer relationships valued at $400 which are being amortized over their estimated useful life of five years and a non-compete agreement valued at $50 being amortized over three years.  A contingent liability of $200 for a potential earn-out payment was also recognized. The Company did not recognize any goodwill in connection with this acquisition.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

On December 29, 2010, the Company acquired 100% of the outstanding membership interests in TransWeb LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and heating, ventilation and air conditioning ("HVAC") filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb had supplied media to a subsidiary of the Company for several years prior to the acquisition.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of the Company's filtration operating companies.  TransWeb’s results are included in the Industrial/Environmental Filtration segment from the date of acquisition.  Net sales and Operating profit attributable to TransWeb for the three months ended March 3, 2012 were $2,906 and $276 , respectively. Net sales and Operating profit attributable to TransWeb for the three months ended February 26, 2011 were $2,375 and $334, respectively.

The base purchase price to acquire TransWeb was $30,017, excluding cash acquired.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of 3M litigation, which funds may be used by the Company in connection with the same (see Note 11).  A contingent liability for a potential earn-out payment to one of the former owners, recorded on the acquisition date at fair value by applying the income approach, was also recognized.  The acquisition-date estimated fair value of the contingent consideration payment of $1,018 was recorded as a component of the consideration transferred in exchange for the equity interests of TransWeb in accordance with accounting guidance.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent consideration payment is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature (see Note 6).   The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 11.9%.  At March 3, 2012, the fair value of the contingent consideration payment (see Note 6) was $1,186 and is included in Other long-term liabilities in the Consolidated Condensed Balance Sheets.

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,171 and $3,229, at March 3, 2012 and December 3, 2011, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the three months ended ended March 3, 2012 and February 26, 2011, the Company did not receive any dividends from BPH.  The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 15% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  The investment, with a carrying amount of $698 and $698, at March 3, 2012 and December 3, 2011, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the three months ended March 3, 2012 and February 26, 2011, the Company received dividends from Algae of $1,200 and $0, respectively, which is included in Other, net in the Consolidated Condensed Statements of Earnings.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

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

On March 23, 2009, the shareholders of CLARCOR approved the 2009 Incentive Plan, which replaced the 2004 Incentive Plan.  The 2009 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock, performance awards and other awards to officers, directors and key employees of up to 3,800,000 shares during a ten-year period that ends in December 2019.  Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.  The key provisions of the Company’s stock-based incentive plans are described in Note M of the Company’s Consolidated Financial Statements included in the 2011 Form 10-K.

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

The following table summarizes information related to stock options and stock option exercises during the three months ended March 3, 2012 and February 26, 2011.

	Three Months Ended
	March 3, 2012	February 26, 2011
Pre-tax compensation expense	$2,127	$1,873
Deferred tax benefits	(782)	(688)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	2,227	657
Fair value of stock options on date of grant	5,546	4,921
Total intrinsic value of stock options exercised	7,000	2,048
Cash received upon exercise of stock options	2,675	2,191
Tax benefit realized from exercise of stock options, net	2,222	655
Addition to capital in excess of par value due to exercise of stock options	3,287	2,750

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes activity with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,907,533	$32.39
Granted	453,350	$49.91
Exercised	(263,344)	$24.27
Surrendered	(7,831)	$36.48
Outstanding at end of period	3,089,708	$35.64

Exercisable at end of period	2,058,631	$31.82

 At March 3, 2012, there was $7,078 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.93 years.

The following table summarizes information about the Company’s outstanding and exercisable options at March 3, 2012.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$16.15 - $22.80	169,475	$21.03	$4,861	1.66	169,475	$21.03	$4,861	1.66
$25.31 - $38.06	1,993,546	$31.90	35,512	5.49	1,728,018	$31.81	30,934	5.18
$40.73 - $44.07	473,587	$43.00	3,176	8.83	161,138	$43.31	1,031	8.90
$49.91	453,100	$49.91	—	9.79	0	$—	—	0.00

	3,089,708	$35.64	$43,549	6.42	2,058,631	$31.82	$36,826	5.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Three Months Ended
	March 3, 2012	February 26, 2011
Weighted average fair value per option at the date of grant for options granted	$12.23	$11.39
Risk-free interest rate	1.28%	2.42%
Expected dividend yield	0.96%	0.98%
Expected volatility factor	26.79%	25.84%
Expected option term in years	5.8	6.1

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 98,587 and 103,390 vested and deferred shares at March 3, 2012 and December 3, 2011, respectively.

The following table summarizes information related to restricted stock unit awards during the three months ended March 3, 2012 and February 26, 2011.

	Three Months Ended
	March 3, 2012	February 26, 2011
Pre-tax compensation expense	$779	$732
Deferred tax benefits	(286)	(269)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	75	127
Fair value of restricted stock unit awards on date of grant	1,489	1,263
Fair value of restricted stock unit awards vested	997	898

The following table summarizes the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	71,545	$36.95
Granted	29,839	$49.91
Vested	(27,710)	$35.99
Nonvested at end of period	73,674	$42.56

As of March 3, 2012, there was $1,496 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.90 years.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

4.	COMPREHENSIVE EARNINGS

Total comprehensive earnings (loss) and its components are as follows:

	Total Comprehensive Earnings (Loss), Net of Tax:
	Net Earnings	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Total Comprehensive Earnings (Loss)
Three Months Ended
March 3, 2012
CLARCOR Inc.	$23,479	$1,979	$1,081	$26,539
Non-redeemable noncontrolling interests	(34)	50	—	16
Redeemable noncontrolling interests	47	(19)	—	28
	$23,492	$2,010	$1,081	$26,583

February 26, 2011
CLARCOR Inc.	$21,881	$4,823	$1,528	$28,232
Non-redeemable noncontrolling interests	52	—	—	52
Redeemable noncontrolling interests	(12)	—	—	(12)
	$21,921	$4,823	$1,528	$28,272

The components of the ending balances of Accumulated other comprehensive loss are as follows:

	March 3, 2012	December 3, 2011
Pension liability, net of tax	$(43,575)	$(44,656)
Translation adjustments, net of tax	2,244	265
Accumulated other comprehensive loss	$(41,331)	$(44,391)

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the three months ended March 3, 2012.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$21,087	$214,443	$—	$235,530
Acquisition	—	257	—	257
Currency translation adjustments	51	103	—	154
Goodwill at end of period	$21,138	$214,803	$—	$235,941

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
March 3, 2012
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,848	$—	$42,451

Finite Lived Intangibles:
Trademarks, gross - finite lived	$304	$488	$—	$792
Accumulated amortization	(78)	(305)	—	(383)
Trademarks, net - finite lived	$226	$183	$—	$409

Customer relationships, gross	$4,260	$43,097	$—	$47,357
Accumulated amortization	(1,576)	(14,333)	—	(15,909)
Customer relationships, net	$2,684	$28,764	$—	$31,448

Other acquired intangibles, gross	$243	$39,685	$—	$39,928
Accumulated amortization	(243)	(16,357)	—	(16,600)
Other acquired intangibles, net	$—	$23,328	$—	$23,328

Total finite lived intangible assets, net	$2,910	$52,275	$—	$55,185

Acquired intangible assets, less accumulated amortization	$3,513	$94,123	$—	$97,636

The following table summarizes estimated amortization expense.

Fiscal year 2012	$5,715
Fiscal year 2013	5,609
Fiscal year 2014	5,407
Fiscal year 2015	5,378
Fiscal year 2016	5,270

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
March 3, 2012
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$644	$644	$—	$—
Mutual fund investments - bonds	478	478	—	—
Cash and equivalents	27	27	—	—
Total restricted trust	$1,149	$1,149	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,186	$—	$—	$1,186

December 3, 2011
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$659	$659	$—	$—
Mutual fund investments - bonds	472	472	—	—
Cash and equivalents	—	—	—	—
Total restricted trust	$1,131	$1,131	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,123	$—	$—	$1,123

The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.  The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb (see Note 2).  There were no changes in the fair value determination methods or significant assumptions used in those methods during the three months ended March 3, 2012.  There were no transfers between Level 1 and Level 2 during the three months ended March 3, 2012. The fair value of the TransWeb contingent earn-out payment increased by $63, based on changes in the remaining discount period, during the three months ended March 3, 2012 and is included in Selling and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable and the restricted trust, approximated the carrying values of those financial instruments at both March 3, 2012 and December 3, 2011.  An expected present value technique is used to estimate the fair value of long-term debt.  A fair value estimate of $17,068 and $16,716 for long-term debt at March 3, 2012 and December 3, 2011, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at March 3, 2012 and December 3, 2011 is $17,202 and $17,270, respectively.

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at March 3, 2012 and December 3, 2011 were as follows:

	March 3, 2012	December 3, 2011
Accounts payable	$62,503	$64,701
Accrued salaries, wages and commissions	8,030	24,760
Compensated absences	8,024	8,530
Accrued insurance liabilities	8,955	9,017
Customer deposits	11,071	8,727
Other accrued liabilities	34,759	39,850
Accounts payable and accrued liabilities	$133,342	$155,585

The Company has letters of credit totaling $25,068 and $25,623 as of March 3, 2012 and December 3, 2011, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Three Months Ended
	March 3, 2012	February 26, 2011
Warranty accrual at beginning of period	$2,580	$3,499
Accruals for warranties issued during the period	109	264
Adjustments related to pre-existing warranties	(47)	(553)
Settlements made during the period	(120)	(170)
Other adjustments, including currency translation	(6)	39
Warranty accrual at end of period	$2,516	$3,079

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

8.	LONG-TERM DEBT

On December 18, 2007, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions under which it may borrow up to $250,000 under a selection of currencies and rate formulas.  The Credit Facility interest rate is based upon, at the Company’s election, either a defined Base Rate or the London Interbank Offered Rate (“LIBOR”) plus or minus applicable margins.  Commitment fees, letter of credit fees and other fees are also payable as provided in the Credit Facility.  At March 3, 2012, there were no borrowings outstanding on the Credit Facility.  The Credit Facility includes a $75,000 letter of credit subline, against which $16,012 in letters of credit had been issued at both March 3, 2012 and December 3, 2011. The Company anticipates entering into a new revolving credit agreement prior to the December 18, 2012 expiration of the current Credit Facility.

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

	Three Months Ended
	March 3, 2012	February 26, 2011
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$530	$492
Interest cost	1,979	2,010
Expected return on plan assets	(2,103)	(1,920)
Settlement cost	—	1,368
Amortization of unrecognized:
Prior service cost	(3)	(99)
Net actuarial loss (gain)	1,909	1,157
Net periodic benefit cost (income)	$2,312	$3,008

Cash contributions	$13,353	$2,038

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$4	$6
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial loss (gain)	(30)	(32)
Net periodic benefit cost (income)	$(57)	$(57)

Cash contributions	$25	$30

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant. The Company expects to contribute up to the following amounts to its various plans to pay benefits during 2012.

U.S. Qualified Plans	$18,968
U.S. Combined Nonqualified Plans	219
Non-U.S. Plan	415
Postretirement Healthcare Benefit Plan	99
Total expected contributions	$19,701

During the three months ended March 3, 2012, the Company contributed $13,378 to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $1,149 and $1,131 at March 3, 2012 and December 3, 2011, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 6).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Three Months Ended
	March 3, 2012	February 26, 2011
Unrecognized tax benefits at beginning of year	$3,015	$2,783
Additions for current period tax positions	88	133
Changes in interest and penalties	72	31
Unrecognized tax benefits at end of period	$3,175	$2,947

At March 3, 2012, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $2,241.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  At March 3, 2012, the Company had $555 accrued for the payment of interest and penalties.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

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

Donaldson

On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota, alleging that certain “ChannelFlow®” engine/mobile filters manufactured and sold by, Baldwin Filters, Inc., a subsidiary of the Company, infringed one or more patents held by Donaldson. On February 1, 2012, the parties entered into a settlement agreement ending the lawsuit, the terms of which are confidential. Pursuant to the settlement agreement, Baldwin agreed to pay certain present and future amounts to Donaldson in exchange for a license to produce certain existing ChannelFlow® products. The Company expensed $483 related to this settlement in the three months ended March 3, 2012, which is included in Selling and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.

Antitrust/Qui Tam

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American engine filter manufacturer, including the Company's subsidiary, Baldwin Filters, Inc. (the “Defendant Group” and "Baldwin," respectively), engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters.  The suit is a purported class action on behalf of direct purchasers of filters from the Defendant Group.  Parallel purported class actions, including on behalf of indirect purchasers of filters, have been filed by other plaintiffs against the Defendant Group in a variety of jurisdictions in the United States and Canada. In addition, the Attorneys General of the State of Florida and the County of Suffolk, New York filed complaints against the Defendant Group based on these same allegations, and the Attorney General of the State of Washington requested various documents, information and cooperation, which the Company agreed to provide. All of the U.S cases, including the actions brought by and/or on behalf of governmental entities, were consolidated into a single multi-district litigation in the Northern District of Illinois (the "Court"). The Company has consistently denied any wrongdoing whatsoever and has vigorously defended the action.

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

On October 7, 2011, Baldwin entered into a settlement agreement ("Settlement Agreement") with the putative plaintiff classes involved in the action, including the State of Florida. Pursuant to the terms of the Settlement Agreement, Baldwin denied any wrongdoing whatsoever but agreed to pay a total of $625, which was fully reserved in fiscal year 2011, to a settlement fund to be divided among the plaintiff classes in exchange for a full and complete release of all claims with prejudice. Two other members of the Defendant Group, Donaldson Company, Inc. ("Donaldson") and Cummins, Inc. , also entered into substantially identical settlement agreements with the putative plaintiff classes at the same time as Baldwin.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The Company entered into the Settlement Agreement to free itself from the expense of ongoing litigation, which was anticipated to be many times greater than the agreed settlement amount. The Note 7 Company has paid the majority of the settlement amount into escrow. The Settlement Agreement will become effective after the Court enters a final judgment order approving the Settlement Agreement and dismissing the causes of action against Baldwin with prejudice and without costs, and the time for appealing the foregoing expires. The Company is unable to predict when these conditions will be satisfied, but the Company is unaware of any objections or obstacles, and believes that these conditions will be satisfied in due course and in keeping with normal judicial time lines.

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

The Company acquired TransWeb on December 29, 2010 (see Note 2).  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  Any litigation related amounts incurred in excess of the amount withheld will be expensed and paid by the Company. The Company currently does not anticipate total litigation related amounts to exceed the amount withheld. During the three months ended March 3, 2012, the Company applied legal charges of $1,465 against the withheld payment, leaving a remaining balance of $9,206.  Since the acquisition, the Company has applied legal charges of $7,794 against the withheld payment. At March 3, 2012, $6,229 is included in Other accrued liabilities (see Note 7) and $2,977 is included in Other long-term liabilities in the accompanying Consolidated Condensed Balance Sheets.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

12.	EARNINGS PER SHARE AND TREASURY STOCK TRANSACTIONS

Diluted earnings per share reflect the impact of outstanding stock options as if exercised during the periods presented using the treasury stock method.  The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

	Three Months Ended
	March 3, 2012	February 26, 2011
Weighted average number of shares outstanding - Basic	50,411,196	50,568,499
Dilutive effect of stock-based arrangements	683,189	718,739
Weighted average number of shares outstanding - Diluted	51,094,385	51,287,238

Net earnings attributable to CLARCOR Inc.	$23,479	$21,881

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.47	$0.43
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.46	$0.43

 The following table provides additional information regarding the calculation of earnings per share and treasury stock transactions.

	Three Months Ended
	March 3, 2012	February 26, 2011
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	0	0
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$3,635	$1,947
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	70,000	45,000

As of March 3, 2012, there was approximately $200,771 available under the Company’s $250,000 stock repurchase program for future purchases.

13.	SEGMENT INFORMATION

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Segment information is summarized as follows:

	Three Months Ended
	March 3, 2012	February 26, 2011
Net sales:
Engine/Mobile Filtration	$120,283	$111,328
Industrial/Environmental Filtration	121,114	112,119
Packaging	15,867	22,273
	$257,264	$245,720

Operating profit:
Engine/Mobile Filtration	$23,297	$21,202
Industrial/Environmental Filtration	10,705	7,248
Packaging	310	2,841
	34,312	31,291
Other income (expense), net	646	(207)

Earnings before income taxes	$34,958	$31,084

	March 3, 2012	December 3, 2011
Identifiable assets:
Engine/Mobile Filtration	$351,850	$338,197
Industrial/Environmental Filtration	682,802	693,266
Packaging	38,194	39,571
Corporate	52,892	63,899
	$1,125,738	$1,134,933

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

EXECUTIVE SUMMARY
  Management Discussion Snapshot
(In thousands except per share data)

	First Quarter
			Change
	2012	2011	$	%
Net sales	$257,264	$245,720	$11,544	5%
Cost of sales	171,049	164,767	6,282	4%
Gross profit	86,215	80,953	5,262	7%
Selling and administrative expenses	51,903	49,662	2,241	5%
Operating profit	34,312	31,291	3,021	10%
Other income (expense)	646	(207)	853
Provision for income taxes	11,466	9,163	2,303	25%
Net earnings attributable to CLARCOR	23,479	21,881	1,598	7%
Weighted average diluted shares	51,094	51,287	(193)	—%
Diluted earnings per share attributable to CLARCOR	$0.46	$0.43	$0.03	7%

Percentages:
Gross margin	33.5%	32.9%		0.6	pt
Selling and administrative percentage	20.2%	20.2%		—	pt
Operating margin	13.3%	12.7%		0.6	pt
Effective tax rate	32.8%	29.5%		3.3	pt
Net earnings margin	9.1%	8.9%		0.2	pt

First Quarter

Net Sales

Net sales increased $11.5 million, or 5%, in the first quarter of 2012 from the first quarter of 2011. Components of this 5% increase in net sales are as follows:

Volume	4%
Pricing	1%
Foreign exchange	—%
5%

Our $11.5 million, or 5%, increase in net sales was due to a combined $17.9 million, or 8%, increase in net sales at our Engine/Mobile Filtration and Industrial/Environmental Filtration segments offset by a $6.4 million, or 29%, reduction in net sales at our Packaging segment. Net sales at our Engine/Mobile Filtration segment increased 8%, including a 12% increase in U.S. sales and a 3% increase in foreign sales. Our growth in the U.S. was driven by strong heavy-duty engine filter aftermarket demand, and our growth in foreign sales was due to strong heavy-duty engine filter export sales from the U.S. offset by lower sales in China. Net sales at our Industrial/Environmental Filtration segment increased 8%, including a 13% increase in U.S. sales and a 4% reduction in foreign sales. The increase in U.S. sales reflected higher natural gas vessel sales as we continue to develop our capability to support the natural gas extraction an transportation process from shale formations, as well as strong sales growth across many other markets in this reporting segment including our Total Filtration Services (TFS) distribution business and our United Air Specialists (UAS) dust collector business. The reduction in foreign sales was driven by lower sales in Europe offset by higher natural gas vessel and aftermarket filter sales in Brazil and Asia. The $6.4 million, or 29%, reduction in net sales at our Packaging segment was primarily driven by lower smokeless tobacco and confection packaging sales. and lower sales in other markets due to inventory and production scheduling adjustments. The decline in smokeless tobacco packaging sales was due to one of our customers qualifying a second sourced supplier according to their corporate policy at the end of 2011, and the reduction in confection packaging sales was due to lost business from a large customer.

Cost of Sales

Our cost of sales increased $6.3 million, or 4%, in the first quarter of 2012 from the first quarter of 2011. This 4% increase in was in line with our 5% increase in net sales. Our material costs increased approximately 3% from the first quarter of 2011. However, we were effectively able to pass through these higher material costs through 1% higher pricing to our customers. As a result, our material cost as a percentage of net sales remained relatively constant in the first quarter of 2012 from the last year's first quarter. Direct labor as a percentage of net sales declined from last year's first quarter due to manufacturing efficiencies, and manufacturing overhead as a percentage of net sales declined from our ability to leverage higher sales. As a result, we increased our gross margin percentage to 33.5% from 32.9% in the last year's first quarter.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.2 million, or 5%, in the first quarter of 2012 from the the first quarter of 2011. This increase was primarily the result of $0.9 million higher employee costs, $0.5 million of foreign currency exchange losses, $0.4 million for settlement of patent disputes, $0.4 million higher bad debt expense including $0.2 million for the Kodak bankruptcy. Since selling and administrative expenses grew in-line with our sales growth, our selling and administrative expenses as a percentage of net sales remained flat at 20.2% in the first quarter of 2012 from the first quarter of 2011.

Other Items

Other significant items impacting the comparison between the quarters presented are as follows:

•	Acquisitions

Acquisitions did not have a significant impact on net sales and operating profit in the first quarter of 2012 compared with the first quarter of 2011.

•	Foreign Exchange

The average exchange rate for foreign currencies versus the U.S. dollar unfavorably impacted our translated U.S. dollar value of net sales and operating profit compared to the same periods in the prior year as follows:

(Dollars in thousands)	First Quarter
Net sales	$(809)
Operating profit	(85)

•	Other income (expense)

Interest expense

Net interest expense in the first quarter of each 2012 and 2011 was not significant.

Foreign currency gains and losses

We recognized $0.5 million of foreign currency losses in the first quarter of 2012 primarily from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies. There was no significant foreign currency gain or loss in the first quarter of 2011.

Other income (expense)

Other income (expense) in the first quarter of 2012 included the receipt of a $1.2 million dividend pursuant to our investment in BioProcess Algae LLC. Other income (expense) in the first quarter of 2011 included $0.2 million of miscellaneous losses.

•	Provisions for income taxes

Our effective tax rate increased 3.3 percentage points in the first quarter of 2012 from the first quarter of 2011 primarily from the recognition of a $0.7 million benefit in the first quarter of 2011 related to the extension of the research and experimentation tax credit in December 2010.

•	Shares outstanding

Average diluted shares outstanding decreased 0.2 million shares in the first quarter of 2012 compared with the first quarter of 2011 as our repurchases of common stock were partially offset by incremental dilutive shares related to the issuance of stock options and restricted shares.

SEGMENT ANALYSIS

	First Quarter
(Dollars in thousands)	2012	% Total	2011	% Total
Net sales:
Engine/Mobile Filtration	$120,283	47%	$111,328	45%
Industrial/Environmental Filtration	121,114	47%	112,119	46%
Packaging	15,867	6%	22,273	9%
	$257,264	100%	$245,720	100%

Gross profit:
Engine/Mobile Filtration	$43,980	51%	$40,131	50%
Industrial/Environmental Filtration	39,618	46%	35,409	44%
Packaging	2,617	3%	5,413	6%
	$86,215	100%	$80,953	100%

Operating profit:
Engine/Mobile Filtration	$23,297	68%	$21,202	68%
Industrial/Environmental Filtration	10,705	31%	7,248	23%
Packaging	310	1%	2,841	9%
	$34,312	100%	$31,291	100%

Gross margin:
Engine/Mobile Filtration	36.6%		36.0%
Industrial/Environmental Filtration	32.7%		31.6%
Packaging	16.5%		24.3%
	33.5%		32.9%

Operating margin:
Engine/Mobile Filtration	19.4%		19.0%
Industrial/Environmental Filtration	8.8%		6.5%
Packaging	2.0%		12.8%
	13.3%		12.7%

Engine/Mobile Filtration Segment

	First Quarter
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$120,283	$111,328	$8,955	8%
Cost of sales	76,303	71,197	5,106	7%
Gross profit	43,980	40,131	3,849	10%
Selling and administrative expenses	20,683	18,929	1,754	9%
Operating profit	23,297	21,202	2,095	10%

Gross margin	36.6%	36.0%		0.6	pt
Selling and administrative percentage	17.2%	17.0%		0.2	pt
Operating margin	19.4%	19.0%		0.4	pt

Our Engine/Mobile Filtration segment primarily sells aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine truck filters produced at our Baldwin business unit.

Net Sales

The $9.0 million, or 8%, increase in net sales for our Engine/Mobile Filtration segment in the first quarter of 2012 from the first quarter of 2011 is detailed in the following tables:

Volume	6%
Pricing	2%
Foreign exchange	—%
8%

(Dollars in thousands)	First Quarter
2011	$111,328

U.S. net sales	7,837
Foreign net sales (including export)	1,328
Foreign exchange	(210)
Net increase	8,955

2012	$120,283

The net increase in U.S. net sales for our Engine/Mobile Filtration segment in the first quarter of 2012 from the first quarter of 2011 is detailed as follows:

(Dollars in thousands)	First Quarter
Heavy-duty engine filters	$7,649
Locomotive filters	3
Other	185
Increase in U.S. net sales	$7,837

Our sales of heavy-duty engine filters in the U.S. were positively influenced by the strength of the U.S. trucking industry. Heavy-duty truck tonnage in the U.S. as measured by the American Trucking Associations was approximately 6% higher through our first two fiscal months of 2012 compared with the same period in 2011, including all-time high truck tonnage in December 2011. Our 12% increase in U.S. sales benefited from this increase in trucking activity as well as our introduction of aftermarket products into new markets.

The $1.3 million increase in net sales outside the U.S. (adjusted for changes in foreign currency) in the first quarter of 2012 was driven by $1.7 million higher heavy-duty engine filter export sales to Southeast Asia, South America and the Middle East and combined $1.0 million higher local sales in Mexico, Australia and South Africa. These higher sales were partially offset by a $2.0 million reduction in heavy-duty engine filter sales in China, as diesel engine manufacturing volume in China declined significantly in the first quarter of 2012 compared with the first quarter of 2011.

Cost of Sales

Cost of sales increased $5.1 million, or 7%, in the first quarter of 2012 from the first quarter of 2011 primarily as a result of the 8% increase in net sales. Our material costs increased approximately 3%, but we were able to pass through most of these higher material costs to our customers through approximately 2% higher pricing. As a result, our material cost as a percentage of net sales increased less than 1.0 percentage point from the first quarter of 2011. Other components of cost of sales including direct labor and manufacturing overhead increased less than the 8% increase in net sales, reflecting labor efficiencies and overhead absorption benefits driven by the higher sales volume. As a result, costs of sales as a percentage of net sales declined to 63.4% in the first quarter of 2012 from 64.0% in the first quarter of 2011.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.8 million, or 9%, in the first quarter of 2012 from the first quarter of 2011. This increase was the result of $0.6 million higher employee costs, $0.4 million for the settlement of a patent dispute, $0.2 million for foreign currency exchange losses and $0.6 million for higher various other selling and administrative expenses to support our domestic and international growth. With selling and administrative expenses in this segment growing 9% while our net sales increased 8%, our selling and administrative expenses as a percentage of net sales increased relatively modestly to 17.2% in the first quarter of 2012 from 17.0% in the first quarter of 2011.

Industrial/Environmental Filtration Segment

	First Quarter
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$121,114	$112,119	$8,995	8%
Cost of sales	81,496	76,710	4,786	6%
Gross profit	39,618	35,409	4,209	12%
Selling and administrative expenses	28,913	28,161	752	3%
Operating profit	10,705	7,248	3,457	48%

Gross margin	32.7%	31.6%		1.1	pt
Selling and administrative percentage	23.9%	25.1%		-1.2	pt
Operating margin	8.8%	6.5%		2.3	pt

Our Industrial/Environmental Filtration segment sells a variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and aftermarket filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

Net Sales

The $9.0 million, or 8%, increase in net sales for our Industrial/Environmental Filtration segment in the first quarter of 2012 from the first quarter of 2011 is detailed in the following tables:

Volume	8%
Pricing	1%
Foreign exchange	(1)%
8%

(Dollars in thousands)	First Quarter
2011	$112,119

U.S. net sales	10,391
Foreign net sales (including export)	(798)
Foreign exchange	(598)
Net increase	8,995

2012	$121,114

The net increase in U.S. sales for the Industrial/Environmental Filtration segment in the first quarter of 2012 from the first quarter of 2011 is detailed as follows:

(Dollars in thousands)	First Quarter
Natural gas - vessels and aftermarket filters	$2,985
Filter sales through Total Filtration Services ("TFS")	2,419
Aerospace, oil drilling and other industrial filters	1,499
Air filtration	1,498
Dust collector systems	1,174
Aviation - vessels and aftermarket filters	700
Other	116
Increase in U.S. net sales	$10,391

•	Higher sales to the natural gas market were primarily driven by increased vessel sales related to support of the extraction and transportation of natural gas from shale formations

•	Higher sales at TFS were the result of higher filter sales to a variety of markets including food and beverage, chemical, metal and general industrial

•	Higher sales to the aerospace, oil drilling and other industrial markets was primarily due to higher filter sales to industrial markets including fluid processing, fluid power and OEM sales

•	Higher sales of air filtration products was driven by a new significant commercial customer in conjunction with customer price increases

•	Higher dust collector system sales were the result of higher OEM sales of Dust Hog® products including weld fume collection systems

The $0.8 million decrease in foreign net sales (adjusted for changes in foreign currency) in the first quarter of 2012 was primarily due to $1.4 million lower aviation, marine and petrochemical filter and vessel sales in Europe due to less favorable Euro zone economic conditions and $1.7 million lower offshore oil drilling screen filter sales partially offset by $2.2 million higher sales of natural gas vessels and aftermarket filters in Brazil and Asia.

Cost of Sales

Our first quarter 2012 cost of sales increased $4.8 million, or 6%, from the first quarter of 2011. This increase was lower than the 8% increase in net sales. As a result, our cost of sales as a percentage of net sales declined to 67.3% in the first quarter of 2012 from 68.4% in the first quarter of 2011. Although material cost increased about 3%, we were able to pass through these higher material costs to our customers through 1% higher pricing. As a result, our material cost as a percentage of net sales remained relatively flat compared with the first quarter of 2011. Other components of cost of sales including direct labor and manufacturing overhead increased less than the 8% increase in net sales, reflecting labor efficiencies and overhead absorption benefits driven by the higher sales volume.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.8 million, or 3%, in the first quarter of 2012 from the first quarter of 2011. This increase was primarily the result of $0.6 million higher employee costs to support domestic and international growth and $0.3 million foreign exchange transaction losses. With selling and administrative expenses growing only 3% while our net sales increased 8%, we reduced our selling and administrative expenses as a percentage of net sales to 23.9% in the first quarter of 2012 from 25.1% in last year's first quarter.

Packaging Segment

	First Quarter
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$15,867	$22,273	$(6,406)	-29%
Cost of sales	13,250	16,860	(3,610)	-21%
Gross profit	2,617	5,413	(2,796)	-52%
Selling and administrative expenses	2,307	2,572	(265)	-10%
Operating profit	310	2,841	(2,531)	-89%

Gross margin	16.5%	24.3%		-7.8	pt
Selling and administrative percentage	14.5%	11.5%		3.0	pt
Operating margin	2.0%	12.8%		-10.8	pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

Net Sales

The $6.4 million, or 29%, reduction in net sales at our Packaging segment in the first quarter of 2012 is detailed in the following table:

Lost business	(13)%
Volume	(10)%
Smokeless tobacco - second supplier	(6)%
Pricing	—%
(29)%

Net sales at our Packaging segment declined $6.4 million, or 29%, in the first quarter of 2012 from the first quarter of 2011. This reduction was primarily driven by lower confection packaging sales of $2.1 million, lower smokeless tobacco packaging sales of $1.5 million, lower spice packaging sales of $1.4 million and lower decorated flat sheet metal sales of $1.3 million. The reduction in confection sales was primarily due to the loss of a single product packaging business from a large customer. Lower sales of smokeless tobacco packaging was primarily due to one of our major customers qualifying a second supplier according to their corporate policy. Lower spice packaging sales were due to inventory and production schedule adjustments at a larger customer, and lower sales of decorated flat sheet metal was due to lost business and lower general demand from several customers.

Cost of Sales

Cost of sales declined $3.6 million, or 21%, in the first quarter of 2012 from the first quarter of 2011. This reduction was primarily driven by the 29% reduction in net sales. Cost of sales as a percentage of net sales increased to 83.5% in the first quarter of 2012 from 75.7% in the first quarter of 2011. This increase was primarily related to lower absorption of fixed manufacturing costs pursuant to the significant reduction in net sales. Material costs remained relatively flat compared with the first quarter of 2011.

Selling and Administrative Expenses

Selling and administrative expenses declined $0.3 million, or 10%, in the first quarter of 2012 from the first quarter of 2011 primarily due to $0.5 million lower incentive compensation and other employee costs partially offset by $0.2 million bad debt expense recognized pursuant to the Kodak bankruptcy.

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our five-year multicurrency revolving credit agreement ("Credit Facility") will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures including the expansion of facilities, provide for interest and principal payments related to debt agreements, fund pension contributions and repurchase our common stock. We also continue to assess acquisition opportunities in related filtration businesses. Any such acquisitions could affect operating cash flows and require changes in our debt and capitalization.

We had cash, cash equivalents and restricted cash of $143.1 million at the end of the first quarter of 2012.  Approximately $81.0 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 4.3 at the end of the first quarter of 2012 increased from 3.8 at year-end 2011.  This increase was primarily the result of a $22.2 million reduction in accounts payable and accrued liabilities due in part to a $15.5 million reduction in accrued incentive compensation from amounts paid in the first quarter of 2012 related to the 2011 company-wide profit sharing program.

We entered into our Credit Facility in December 2007 under which we may borrow up to $250.0 million under a selection of currencies and rate formulas.  We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under the Credit Facility.  At our election, the interest rate in our Credit Facility is based upon either a defined base rate or the LIBOR interest rate plus or minus applicable margins.  At the end of the first quarter of 2012, the LIBOR interest rate plus margin was 0.6%.  At the end of the first quarter of 2012, there were no amounts outstanding on our Credit Facility, but we had approximately $16.0 million outstanding on a $75.0 million letter of credit subline.  Accordingly, we had $234.0 million available for further borrowing at the end of the first quarter of 2012. Our current Credit Facility expires in December 2012, and we plan to enter into a new five-year revolving credit agreement in the second quarter of 2012.

Total long-term debt of $17.2 million at the end of the first quarter of 2012 included $15.8 million outstanding on industrial revenue bonds and $1.4 million of other long-term debt.  At the end of the first quarter of 2012, we were in compliance with all financial covenants as included in the Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 2.0% at the end of the first quarter of 2012 compared to 2.0% at year-end 2011.

We had 50.3 million shares of common stock outstanding at the end of the first quarter of 2012, an increase of 0.2 million from year-end 2011.  Shares issued pursuant to stock incentive plans were partially offset by shares repurchased in the first quarter of 2012.  Shareholders’ equity increased to $858.8 million at the end of the first quarter of 2012 from $835.6 million at year-end 2011.  This $23.3 million increase resulted mainly from additional net earnings of $23.5 million, items related to stock compensation and option activity pursuant to incentive plans of $6.3 million, pension amounts affecting accumulated other comprehensive loss of $1.1 million and currency translation adjustments of $2.0 million partially offset by dividend payments of $6.0 million and stock repurchases of $3.6 million.

Cash Flow

Net cash provided by operating activities decreased $7.6 million to $1.2 million in the first quarter of 2012 from $8.8 million in the first quarter of 2011.  This decrease was primarily due to an increase in cash used for changes in working capital of $17.4 million offset by a $9.9 million change in the non-cash adjustment for deferred taxes. The $17.4 million increase in cash used for changes in working capital included an additional $12.3 million cash outflow to fund pension liabilities and a $8.3 million reduction in cash received from income taxes primarily due to a $7.8 million net refund received in the first quarter of 2011.

Net cash used in investing activities decreased $1.9 million in the first quarter of 2012 from the first quarter of 2011 primarily due to a $8.3 million reduction in cash required for business acquisitions partially offset by a $6.3 million increase in capital expenditures. The reduction in cash outflow for business acquisitions is primarily related to the TransWeb acquisition completed in the first quarter of 2011. The increase in capital expenditures is primarily related to the expansion of our heavy-duty engine filter facility in Yankton, South Dakota.

Net cash used in financing activities decreased $1.2 million in the first quarter of 2012 from the first quarter of 2011 primarily as the result of a $1.6 million increase in excess tax benefits from stock compensation.

  We will continue to assess repurchases of our common stock. In June 2010, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first quarter of 2012, we repurchased and retired 0.1 million shares of our common stock for $3.6 million at an approximate average price of $51.93.  At the end of the first quarter of 2012, there was approximately $200.8 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the first quarter of 2012, our gross liability for uncertain income tax provisions was $3.2 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2011 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first quarter of 2012 or 2011.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2011 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes in our critical accounting policies set forth in our 2011 Form 10-K.  These policies have been consistently applied in all material respects.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This First Quarter 2012 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•
statements related to whether the conditions to the Settlement Agreement will be satisfied or the timing of the satisfaction of such conditions, or related to whether final judicial approval of the Settlement Agreement will be obtained;

•	statements related to our cash resources, borrowing capacity, compliance with financial covenants under the Credit Facility and our plans to enter into a new credit agreement; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations  including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, (15) legal challenges with respect to intellectual property, and (16) other factors described in more detail in the “Risk Factors” section of our 2011 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may differ materially from our past results as a result of various risks and uncertainties, including these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2012 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this First Quarter 2012 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this First Quarter 2012 Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense on long-term debt is sensitive to changes in interest rates.  In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies.  Market risks are also discussed in our 2011 Form 10-K in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”  There have been no material changes to the disclosure regarding market risk set forth in our 2011 Form 10-K.

Item 4. Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 3, 2012.

Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) of the Exchange Act were effective as of March 3, 2012, in achieving the objectives for which they were designed.  No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended March 3, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this First Quarter 2012 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2010, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 70,000 shares of our common stock during the fiscal quarter ended March 3, 2012.  The amount of $200,770,661 remained available for purchase under such program at the end of the first quarter of 2012.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
December 4, 2011 through December 31, 2011	—	$0.00	—	$204,405,799
January 1, 2012 through January 31, 2012	15,000	$51.73	15,000	$203,629,817
February 1, 2012 through March 3, 2012	55,000	$51.98	55,000	$200,770,661
Total	70,000		70,000

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	** 101.INS	XBRL Instance Document ++
	** 101.SCH	XBRL Taxonomy Extension Schema Document ++
	** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase ++
	** 101.DEF	XBRL Taxonomy Extension Definition Linkbase ++
	** 101.LAB	XBRL Taxonomy Extension Label Linkbase ++
	** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase ++

*	Filed herewith.
**	Submitted electronically with this 2012 Quarterly Report on Form 10-Q.
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

CLARCOR Inc.
(Registrant)

March 23, 2012	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

March 23, 2012	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer