Form 10-Q
period 2012-06-02
CLARCOR INC.
filed 2012-06-22
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 2, 2012

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes __  No X

As of June 18, 2012, there were 50,122,382 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS		PAGE

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	*
Item 6.	Exhibits	39

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Net sales	$284,855	$288,533	$542,119	$534,253
Cost of sales	186,670	189,071	357,719	353,838

Gross profit	98,185	99,462	184,400	180,415

Selling and administrative expenses	49,074	50,682	100,977	100,344

Operating profit	49,111	48,780	83,423	80,071

Other income (expense):
Interest expense	(88)	(221)	(188)	(265)
Interest income	169	239	303	276
Other, net	(117)	(228)	495	(428)
	(36)	(210)	610	(417)

Earnings before income taxes	49,075	48,570	84,033	79,654

Provision for income taxes	15,996	15,689	27,462	24,852

Net earnings	33,079	32,881	56,571	54,802

Net earnings attributable to noncontrolling interests	(152)	(73)	(165)	(113)

Net earnings attributable to CLARCOR Inc.	$32,927	$32,808	$56,406	$54,689

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.65	$0.65	$1.12	$1.08
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.65	$0.64	$1.11	$1.07

Weighted average number of shares outstanding - Basic	50,378,164	50,594,963	50,394,680	50,581,731
Weighted average number of shares outstanding - Diluted	50,980,347	51,282,383	51,037,366	51,284,811

Dividends paid per share	$0.1200	$0.1050	$0.2400	$0.2100

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 2, 2012	December 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$140,574	$155,999
Restricted cash	616	1,105
Accounts receivable, less allowance for losses of $10,266 and $9,795, respectively	208,130	206,664
Inventories	210,896	200,274
Deferred income taxes	26,156	25,974
Income taxes receivable	—	3,373
Prepaid expenses and other current assets	7,169	7,510
Total current assets	593,541	600,899

Plant assets, at cost, less accumulated depreciation of $303,845 and $293,111, respectively	192,105	184,992
Assets held for sale	2,000	2,000
Goodwill	240,740	235,530
Acquired intangible assets, less accumulated amortization	98,071	98,674
Deferred income taxes	505	749
Other noncurrent assets	15,898	12,089
Total assets	$1,142,860	$1,134,933

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,321	$1,289
Accounts payable and accrued liabilities	142,610	155,585
Income taxes payable	847	3,176
Total current liabilities	144,778	160,050

Long-term debt, less current portion	16,598	15,981
Long-term pension and postretirement healthcare benefits liabilities	59,921	74,524
Deferred income taxes	42,240	36,194
Other long-term liabilities	8,759	11,069
Total liabilities	272,296	297,818

Contingencies (Note 11)
Redeemable noncontrolling interests	1,615	1,557

SHAREHOLDERS' EQUITY
Capital stock	50,141	50,145
Capital in excess of par value	16,773	19,453
Accumulated other comprehensive loss	(52,698)	(44,391)
Retained earnings	853,959	809,520
Total CLARCOR Inc. equity	868,175	834,727
Noncontrolling interests	774	831
Total shareholders' equity	868,949	835,558
Total liabilities and shareholders' equity	$1,142,860	$1,134,933

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 2, 2012	May 28, 2011
Cash flows from operating activities:
Net earnings	$56,571	$54,802
Depreciation	13,192	13,956
Amortization	2,877	2,750
Other noncash items	(67)	(175)
Net loss (gain) on disposition of plant assets	(553)	31
Stock-based compensation expense	4,152	3,700
Excess tax benefit from stock-based compensation	(2,487)	(2,041)
Deferred income taxes	8,890	(729)
Change in assets and liabilities	(49,197)	(33,138)
Net cash provided by operating activities	33,378	39,156

Cash flows from investing activities:
Restricted cash	91	172
Business acquisitions, net of cash acquired	(10,510)	(10,455)
Additions to plant assets	(19,398)	(9,271)
Proceeds from disposition of plant assets	446	233
Investment in affiliates	(357)	—
Net cash used in investing activities	(29,728)	(19,321)

Cash flows from financing activities:
Payments on long-term debt	(79)	(1,797)
Payment of financing costs	(564)	—
Sale of capital stock under stock option and employee purchase plans	3,864	5,820
Purchase of treasury stock	(11,383)	(8,892)
Excess tax benefit from stock-based compensation	2,487	2,041
Cash dividends paid	(12,096)	(10,618)
Net cash used in financing activities	(17,771)	(13,446)
Net effect of exchange rate changes on cash	(1,304)	(1,468)
Net change in cash and cash equivalents	(15,425)	4,921
Cash and cash equivalents, beginning of period	155,999	117,022
Cash and cash equivalents, end of period	$140,574	$121,943

Cash paid during the period for:
Interest	$144	$70
Income taxes, net of refunds	$18,849	$13,785

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended June 2, 2012 and May 28, 2011 and the Consolidated Condensed Balance Sheet as of June 2, 2012 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 2011 (“2011 Form 10-K”).  The December 3, 2011 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2011 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended June 2, 2012, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2011 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to guarantees that expire within one year.  The Company also has $1,878 and $1,590 of noncurrent restricted cash recorded in Other noncurrent assets as of June 2, 2012 and December 3, 2011, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	June 2, 2012	December 3, 2011
Raw materials	$75,784	$72,289
Work in process	36,671	30,957
Finished products	98,441	97,028
Inventories	$210,896	$200,274

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

In May 2011, the FASB issued guidance amending fair value measurement and disclosure requirements in order to align U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The impact of adopting this guidance on March 4, 2012 was not material to the Consolidated Condensed Financial Statements.

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

Business Acquisitions

On May 9, 2012, the Company acquired 100% of the shares in Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing and the remaining purchase price will be paid in equal annual installments on the first and second anniversaries of the closing date. Modular, a manufacturer of pressure vessels, process and storage tanks and other natural gas filtration products and distributor of aftermarket elements is located in Henderson, Western Australia. The acquisition of Modular gives the Company first-fit manufacturing capabilities in Western Australia, as well as a platform for aftermarket growth throughout the region. Modular has been combined into an existing Company subsidiary, which is part of the Company's Industrial/Environmental Filtration segment. Net sales and Operating profit attributable to Modular for both the three and six months ended June 2, 2012 were not material to the results of the Company. The Company incurred costs of $250 related to the acquisition of Modular which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. The Company is in the process of finalizing the valuation of assets acquired and liabilities assumed; therefore, the fair value set forth below are subject to adjustment once the valuations are completed.  Acquired finite-lived intangible assets of $2,552 were recorded in connection with the purchase. The $5,339 excess of the initial purchase price over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for income tax purposes.

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

On December 29, 2010, the Company acquired 100% of the outstanding membership interests in TransWeb LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and heating, ventilation and air conditioning ("HVAC") filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb had supplied media to a subsidiary of the Company for several years prior to the acquisition.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of the Company's filtration operating companies.  TransWeb’s results are included in the Industrial/Environmental Filtration segment from the date of acquisition.  Net sales and Operating profit attributable to TransWeb for the three and six months ended June 2, 2012 were $2,859, $237 and $5,765, $513, respectively. Net sales and Operating profit attributable to TransWeb for the three and six months ended May 28, 2011 were $2,518, $140 and $4,893, $474, respectively. The base purchase price to acquire TransWeb was $30,017, excluding cash acquired.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of 3M litigation, which funds may be used by the Company in connection with the same (see Note 11).  A contingent liability for a potential earn-out payment to one of the former owners, recorded on the acquisition date at fair value by applying the income approach, was also recognized.  The acquisition-date estimated fair value of the contingent consideration payment of $1,018 was recorded as a component of the consideration transferred in exchange for the equity interests of TransWeb in accordance with accounting guidance.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent consideration payment is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature (see Note 6).

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,163 and $3,229, at June 2, 2012 and December 3, 2011, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the six months ended ended June 2, 2012 and May 28, 2011, the Company did not receive any dividends from BPH.  The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 15% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the three and six months ended June 2, 2012, the Company invested an additional $1,125 into Algae, $900 which has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Condensed Balance Sheets. The investment, with a carrying amount of $1,823 and $698, at June 2, 2012 and December 3, 2011, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the six months ended June 2, 2012 and May 28, 2011, the Company received dividends from Algae of $1,200 and $0, respectively, which is included in Other, net in the Consolidated Condensed Statements of Earnings.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes information related to stock options and stock option exercises during the six months ended June 2, 2012 and May 28, 2011.

	Quarter Ended		Six Months Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Pre-tax compensation expense	$1,091	$977	$3,218	$2,850
Deferred tax benefits	(401)	(359)	(1,183)	(1,047)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	260	1,384	2,487	2,041
Fair value of stock options on date of grant	867	855	6,413	5,776
Total intrinsic value of stock options exercised	746	4,510	7,746	6,558
Cash received upon exercise of stock options	576	3,046	3,251	5,237
Tax benefit realized from exercise of stock options, net	259	1,380	2,481	2,035
Addition to capital in excess of par value due to exercise of stock options	772	3,244	4,059	5,994

The following table summarizes activity for the six months ended June 2, 2012 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,907,533	$32.39
Granted	513,350	$49.84
Exercised	(291,239)	$24.12
Surrendered	(15,293)	$38.85
Outstanding at end of period	3,114,351	$36.01

Exercisable at end of period	2,090,698	$32.45

 At June 2, 2012, there was $6,854 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.61 years.

The following table summarizes information about the Company’s outstanding and exercisable options at June 2, 2012.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$16.15 - $22.80	148,300	$21.32	$3,991	1.44	148,300	$21.32	$3,991	1.44
$25.31 - $38.06	1,984,640	$31.89	32,430	5.23	1,721,699	$31.80	28,286	4.93
$40.73 - $44.07	470,561	$43.00	2,460	8.58	160,699	$43.31	791	8.65
$49.91	510,850	$49.84	—	9.58	60,000	$49.35	—	0.00
	3,114,351	$36.01	$38,881	6.27	2,090,698	$32.45	$33,068	5.11

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Six Months Ended
	June 2, 2012	May 28, 2011
Weighted average fair value per option at the date of grant for options granted	$12.49	$11.73
Risk-free interest rate	1.38%	2.52%
Expected dividend yield	0.96%	0.95%
Expected volatility factor	26.52%	25.53%
Expected option term in years	6.1	6.4

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

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 98,587 and 103,390 vested and deferred shares at June 2, 2012 and December 3, 2011, respectively.

The following table summarizes information related to restricted stock unit awards during the six months ended June 2, 2012 and May 28, 2011.

	Quarter Ended		Six Months Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Pre-tax compensation expense	$155	$118	$934	$850
Deferred tax benefits	(57)	(43)	(343)	(312)
Excess tax (expense) benefits associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	(99)	(44)	(24)	83
Fair value of restricted stock unit awards on date of grant	—	—	1,489	1,263
Fair value of restricted stock unit awards vested	—	7	997	905

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes activity for the six months ended June 2, 2012 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	71,545	$36.95
Granted	29,839	$49.91
Vested	(27,710)	$35.99
Nonvested at end of period	73,674	$42.56

As of June 2, 2012, there was $1,341 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.80 years.

4.	COMPREHENSIVE EARNINGS

Total comprehensive earnings (loss) and its components are as follows:

	Total Comprehensive Earnings (Loss), Net of Tax:
	Net Earnings	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Total Comprehensive Earnings (Loss)
Quarter Ended
June 2, 2012
CLARCOR Inc.	$32,927	$(12,451)	$1,084	$21,560
Non-redeemable noncontrolling interests	29	(102)	—	(73)
Redeemable noncontrolling interests	123	(93)	—	30
	$33,079	$(12,646)	$1,084	$21,517

May 28, 2011
CLARCOR Inc.	$32,808	$4,605	$678	$38,091
Non-redeemable noncontrolling interests	54	1	—	55
Redeemable noncontrolling interests	19	(119)	—	(100)
	$32,881	$4,487	$678	$38,046

Six Months Ended
June 2, 2012
CLARCOR Inc.	$56,406	$(10,472)	$2,165	$48,099
Non-redeemable noncontrolling interests	(5)	(52)	—	(57)
Redeemable noncontrolling interests	170	(112)	—	58
	$56,571	$(10,636)	$2,165	$48,100

May 28, 2011
CLARCOR Inc.	$54,689	$9,428	$2,206	$66,323
Non-redeemable noncontrolling interests	106	1	—	107
Redeemable noncontrolling interests	7	(119)	—	(112)
	$54,802	$9,310	$2,206	$66,318

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The components of the ending balances of Accumulated other comprehensive loss are as follows:

	June 2, 2012	December 3, 2011
Pension liability, net of tax	$(42,491)	$(44,656)
Translation adjustments, net of tax	(10,207)	265
Accumulated other comprehensive loss	$(52,698)	$(44,391)

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the six months ended June 2, 2012.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$21,087	$214,443	$—	$235,530
Acquisition	—	5,596	—	5,596
Currency translation adjustments	(41)	(345)	—	(386)
Goodwill at end of period	$21,046	$219,694	$—	$240,740

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
June 2, 2012
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,355	$—	$41,958

Finite Lived Intangibles:
Trademarks, gross - finite lived	$291	$488	$—	$779
Accumulated amortization	(81)	(309)	—	(390)
Trademarks, net - finite lived	$210	$179	$—	$389

Customer relationships, gross	$4,237	$45,336	$—	$49,573
Accumulated amortization	(1,618)	(15,132)	—	(16,750)
Customer relationships, net	$2,619	$30,204	$—	$32,823

Other acquired intangibles, gross	$243	$39,865	$—	$40,108
Accumulated amortization	(243)	(16,964)	—	(17,207)
Other acquired intangibles, net	$—	$22,901	$—	$22,901

Total finite lived intangible assets, net	$2,829	$53,284	$—	$56,113

Acquired intangible assets, less accumulated amortization	$3,432	$94,639	$—	$98,071

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes estimated amortization expense.

Fiscal year 2012	$5,874
Fiscal year 2013	5,883
Fiscal year 2014	5,681
Fiscal year 2015	5,626
Fiscal year 2016	5,486

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
June 2, 2012
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$678	$678	$—	$—
Mutual fund investments - bonds	464	464	—	—
Total restricted trust	$1,142	$1,142	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,220	$—	$—	$1,220

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 3, 2011
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$659	$659	$—	$—
Mutual fund investments - bonds	472	472	—	—
Total restricted trust	$1,131	$1,131	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,123	$—	$—	$1,123

The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.  The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb (see Note 2).  There were no changes in the fair value determination methods or significant assumptions used in those methods during the six months ended June 2, 2012.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the six months ended June 2, 2012. The Company's policy is to recognize transfers on the actual date of transfer.

The acquisition-date estimated fair value of the TransWeb contingent earn-out payment was $1,018.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on projected 2014 and 2015 TransWeb earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature. The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 11.9%. The fair value of the TransWeb contingent earn-out payment increased by $97, based on changes in the remaining discount period, during the six months ended June 2, 2012.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable and the restricted trust, approximated the carrying values of those financial instruments at both June 2, 2012 and December 3, 2011.  An expected present value technique is used to estimate the fair value of long-term debt.  Long-term debt had a fair value estimate of $17,597 and $16,716 at June 2, 2012 and December 3, 2011, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at June 2, 2012 and December 3, 2011 is $17,919 and $17,270, respectively.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at June 2, 2012 and December 3, 2011 were as follows:

	June 2, 2012	December 3, 2011
Accounts payable	$64,831	$64,701
Accrued salaries, wages and commissions	11,370	24,760
Compensated absences	8,717	8,530
Accrued insurance liabilities	8,319	9,017
Customer deposits	13,312	8,727
Other accrued liabilities	36,061	39,850
Accounts payable and accrued liabilities	$142,610	$155,585

The Company has letters of credit totaling $25,166 and $25,623 as of June 2, 2012 and December 3, 2011, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Six Months Ended
	June 2, 2012	May 28, 2011
Warranty accrual at beginning of period	$2,580	$3,499
Warranty accrual added through business acquisitions	32	—
Accruals for warranties issued during the period	91	258
Adjustments related to pre-existing warranties	23	(12)
Settlements made during the period	(400)	(441)
Other adjustments, including currency translation	(45)	(35)
Warranty accrual at end of period	$2,281	$3,269

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

8.	LONG-TERM DEBT

On April 5, 2012, the Company refinanced its existing $250,000 revolving credit facility, which was scheduled to expire on December 18, 2012, by entering into a new five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions. Under the new Credit Facility, the Company may borrow up to $150,000, which includes a $10,000 swing line sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. At the Company's election, loans made under the Credit Facility bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, the federal funds rate, or a specified margin over the one-month London Interbank Offered Rate (“LIBOR”), or (2) LIBOR plus an applicable margin. Swing line loans bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility also contains certain covenants customary to such agreements, as well as customary events of default. At June 2, 2012, there were no borrowings outstanding on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at June 2, 2012. In connection with the refinancing of the Credit Facility, the Company paid $564 of financing costs, capitalized in Other noncurrent assets, which will be amortized to interest expense over the life of the Credit Facility.

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

	Quarter Ended		Six Months Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$530	$492	$1,060	$984
Interest cost	1,980	2,014	3,959	4,024
Expected return on plan assets	(2,105)	(1,923)	(4,208)	(3,843)
Settlement cost	—	—	—	1,368
Amortization of unrecognized:
Prior service cost	(3)	(99)	(6)	(198)
Net actuarial loss (gain)	1,909	1,266	3,818	2,423
Net periodic benefit cost (income)	$2,311	$1,750	$4,623	$4,758

Cash contributions	$1,575	$204	$14,928	$2,242

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$4	$6	$8	$12
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial loss (gain)	(30)	(32)	(60)	(64)
Net periodic benefit cost (income)	$(57)	$(57)	$(114)	$(114)

Cash contributions	$25	$30	$50	$60

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

During the quarter and six months ended June 2, 2012, the Company contributed $1,600 and $14,978, respectively, to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $1,142 and $1,131 at June 2, 2012 and December 3, 2011, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 6).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Six Months Ended
	June 2, 2012	May 28, 2011
Unrecognized tax benefits at beginning of year	$3,015	$2,783
Additions for current period tax positions	179	267
Changes in interest and penalties	123	31
Unrecognized tax benefits at end of period	$3,317	$3,081

At June 2, 2012, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $2,337.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  At June 2, 2012, the Company had $592 accrued for the payment of interest and penalties.

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

Donaldson

On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota, alleging that certain “ChannelFlow®” engine/mobile filters manufactured and sold by, Baldwin Filters, Inc., a subsidiary of the Company, infringed one or more patents held by Donaldson. On February 1, 2012, the parties entered into a settlement agreement ending the lawsuit, the terms of which are confidential. Pursuant to the settlement agreement, Baldwin agreed to pay certain present and future amounts to Donaldson in exchange for a license to produce certain existing ChannelFlow® products. The Company expensed $511 related to this settlement in the six months ended June 2, 2012, which is included in Selling and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.

Antitrust/Qui Tam

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American engine filter manufacturer, including the Company's subsidiary, Baldwin Filters, Inc. (the “Defendant Group” and "Baldwin," respectively), engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters.  The suit is a purported class action on behalf of direct purchasers of filters from the Defendant Group.  Parallel purported class actions, including on behalf of indirect purchasers of filters, were filed by other plaintiffs against the Defendant Group in a variety of jurisdictions in the United States and Canada. In addition, the Attorneys General of the State of Florida and the County of Suffolk, New York filed complaints against the Defendant Group based on these same allegations, and the Attorney General of the State of Washington requested various documents, information and cooperation, which the Company agreed to provide. All of the U.S cases, including the actions brought by and/or on behalf of governmental entities, were consolidated into a single multi-district litigation in the Northern District of Illinois (the "Court"). The Company has consistently denied any wrongdoing whatsoever and has vigorously defended the action.

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

The Company entered into the Settlement Agreement to free itself from the expense of ongoing litigation, which was anticipated to be many times greater than the agreed settlement amount. The Company has paid the majority of the settlement amount into escrow. The Settlement Agreement will become effective after the Court enters a final judgment order approving the Settlement Agreement and dismissing the causes of action against Baldwin with prejudice and without costs, and the time for appealing the foregoing expires. The Company is unable to predict when these conditions will be satisfied, but the Company is unaware of any objections or obstacles, and believes that these conditions will be satisfied in due course and in keeping with normal judicial time lines.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

TransWeb/3M

On May 21, 2010, 3M Company and 3M Innovative Properties (“3M”) brought a lawsuit against TransWeb in the United States District Court for the District of Minnesota, alleging that certain TransWeb products infringe certain 3M patents.  Shortly after receiving service of process in this litigation, TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe.  3M withdrew its Minnesota action, and the parties are currently litigating the matter in New Jersey.  The litigation in question was filed and underway before the Company acquired TransWeb in December 2010, but the Company assumed the risk of this litigation as a result of the acquisition.  The Company intends to vigorously defend the action and pursue related claims.  In this regard, on June 3, 2011, TransWeb filed a Second Amended Complaint against 3M, (i) seeking declaratory judgment that the asserted 3M patents are invalid, the TransWeb products in question do not infringe, and the 3M patents are unenforceable due to inequitable conduct by 3M in obtaining the patents, (ii) alleging patent infringement by 3M of a patent held by TransWeb, and (iii) alleging antitrust violations by 3M in connection with the personal respirator market. The Company has since dropped its patent infringement allegations against 3M, but continues to allege and pursue its inequitable conduct and antitrust claims. On May 24, 2012, the court tentatively set the case for trial on September 4, 2012. Each side has also filed dispositive motions seeking the court to rule, as a matter, of law, that it is entitled to judgment in their respective favor in respect of one or more aspects of the case. The Company is unable to predict how or when the court will rule on these motions.

The Company acquired TransWeb on December 29, 2010 (see Note 2).  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  Any litigation related amounts incurred in excess of the amount withheld will be expensed and paid by the Company. The Company currently does not anticipate total litigation related amounts to exceed the amount withheld. 3M is not seeking damages in connection with its allegations, but rather is seeking only forward-looking injunctive relief to bar TransWeb from selling products that infringe the 3M patents at issue. During the quarter and six months ended June 2, 2012, the Company applied legal charges of $2,942 and $4,407 against the withheld payment, leaving a remaining balance of $6,265, which is included in Other accrued liabilities (see Note 7).  Since the acquisition, the Company has applied legal charges of $10,735 against the withheld payment.

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

	Quarter Ended		Six Months Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Weighted average number of shares outstanding - Basic	50,378,164	50,594,963	50,394,680	50,581,731
Dilutive effect of stock-based arrangements	602,183	687,420	642,686	703,080
Weighted average number of shares outstanding - Diluted	50,980,347	51,282,383	51,037,366	51,284,811

Net earnings attributable to CLARCOR Inc.	$32,927	$32,808	$56,406	$54,689

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.65	$0.65	$1.12	$1.08
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.65	$0.64	$1.11	$1.07

 The following table provides additional information regarding the calculation of earnings per share and treasury stock transactions.

	Quarter Ended		Six Months Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	510,850	60,000	510,850	60,000
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$7,748	$6,945	$11,383	$8,892
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	157,500	160,000	227,500	205,000

As of June 2, 2012, there was approximately $193,023 available under the Company’s $250,000 stock repurchase program for future purchases.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

13.	SEGMENT INFORMATION

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

Segment information is summarized as follows:

	Quarter Ended		Six Months Ended
	June 2, 2012	May 28, 2011	June 2, 2012	May 28, 2011
Net sales:
Engine/Mobile Filtration	$130,677	$131,276	$250,960	$242,604
Industrial/Environmental Filtration	134,629	133,499	255,743	245,618
Packaging	19,549	23,758	35,416	46,031
	$284,855	$288,533	$542,119	$534,253

Operating profit:
Engine/Mobile Filtration	$29,628	$29,592	$52,925	$50,794
Industrial/Environmental Filtration	17,747	16,179	28,452	23,427
Packaging	1,736	3,009	2,046	5,850
	49,111	48,780	83,423	80,071
Other income (expense), net	(36)	(210)	610	(417)
Earnings before income taxes	$49,075	$48,570	$84,033	$79,654

	June 2, 2012	December 3, 2011
Identifiable assets:
Engine/Mobile Filtration	$356,869	$338,197
Industrial/Environmental Filtration	695,353	693,266
Packaging	38,336	39,571
Corporate	52,302	63,899
	$1,142,860	$1,134,933

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

EXECUTIVE SUMMARY
  Management Discussion Snapshot
(In thousands except per share data)

	Second Quarter					First Six Months
			Change					Change
	2012	2011	$	%		2012	2011	$	%
Net sales	$284,855	$288,533	$(3,678)	-1%		$542,119	$534,253	$7,866	1%
Cost of sales	186,670	189,071	(2,401)	-1%		357,719	353,838	3,881	1%
Gross profit	98,185	99,462	(1,277)	-1%		184,400	180,415	3,985	2%
Selling and administrative expenses	49,074	50,682	(1,608)	-3%		100,977	100,344	633	1%
Operating profit	49,111	48,780	331	1%		83,423	80,071	3,352	4%
Other income (expense)	(36)	(210)	174			610	(417)	1,027
Provision for income taxes	15,996	15,689	307	2%		27,462	24,852	2,610	11%
Net earnings attributable to CLARCOR	32,927	32,808	119	—%		56,406	54,689	1,717	3%
Weighted average diluted shares	50,980	51,282	(302)	-1%		51,037	51,285	(248)	—%
Diluted earnings per share attributable to CLARCOR	$0.65	$0.64	$0.01	2%		$1.11	$1.07	$0.04	4%

Percentages:
Gross margin	34.5%	34.5%		—	pt	34.0%	33.8%		0.2	pt
Selling and administrative percentage	17.3%	17.6%		-0.3	pt	18.6%	18.8%		-0.2	pt
Operating margin	17.2%	16.9%		0.3	pt	15.4%	15.0%		0.4	pt
Effective tax rate	32.6%	32.3%		0.3	pt	32.7%	31.2%		1.5	pt
Net earnings margin	11.6%	11.4%		0.2	pt	10.4%	10.2%		0.2	pt

Second Quarter

Net Sales

Net sales declined $3.7 million, or 1%, in the second quarter of 2012 from the second quarter of 2011. Estimated components of this 1% reduction in net sales are as follows:

Volume	-2%
Pricing	2%
Foreign exchange	-1%
-1%

Our $3.7 million, or 1%, decrease in net sales in the second quarter of 2012 from the second quarter of 2011 was due to a $4.2 million, or 18%, reduction in net sales at our Packaging segment and a less than 1% decrease in net sales at our Engine/Mobile Filtration segment, partially offset by a 1% increase in net sales at our Industrial/Environmental Filtration segment. Net sales at our Engine/Mobile Filtration segment decreased less than 1%, including a 1% increase in U.S. sales and a 2% reduction in foreign sales. Lower growth in this segment in the U.S. compared to recent prior quarters was driven by lower heavy-duty engine filter order volume from our independent distributors--our primary distribution channel. Lower foreign sales in this segment was heavily influenced by a 25% reduction in heavy-duty engine filter sales in China as a result of lower diesel engine manufacturing volume. Net sales at our Industrial/Environmental Filtration segment increased 1%, including flat sales in the U.S. and a 3% increase in foreign sales. Flat sales in this segment in the U.S. were primarily the result of strong sales at our Total Filtration Services (TFS) distribution business offset by lower sales of aviation and marine fuel filtration vessels and aftermarket filters to both commercial and military customers. The 3% increase in foreign sales was driven by higher natural gas vessel and aftermarket filter sales in Asia and other geographies throughout the world. The $4.2 million, or 18%, reduction in net sales at our Packaging segment was primarily driven by lower smokeless tobacco and confection packaging sales and lower sales in other markets due to inventory and production scheduling adjustments. The decline in smokeless tobacco packaging sales was due to one of our customers qualifying a second sourced supplier according to their corporate policy at the end of 2011, and the reduction in confection packaging sales was due to lost business from a large customer.

Cost of Sales

Our cost of sales decreased $2.4 million, or 1%, in the second quarter of 2012 from the second quarter of 2011. This 1% reduction was in line with our 1% decrease in net sales. As a result, our cost of sales as percentage of net sales remained flat with the second quarter of 2011 at 65.5%. Our material costs increased approximately 2% from the second quarter of 2011. However, we were effectively able to pass through these higher material costs through 2% higher pricing to our customers. As a result, our material cost as a percentage of net sales remained relatively flat in the second quarter of 2012 compared with the last year's second quarter. All other manufacturing costs including direct labor and manufacturing overhead declined consistent with the 1% reduction in net sales from the second quarter of 2011. As a result, our gross margin percentage in the second quarter of 2012 remained consistent with last year's second quarter at 34.5%.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.6 million, or 3%, in the second quarter of 2012 from the second quarter of 2011. This decrease was primarily the result of lower compensation expense related to our company-wide profit sharing program and lower legal expenses due to the settlement of several legal disputes in prior quarters. These lower expenses were offset in part by higher employee costs to support anticipated future U.S. and foreign growth. Since selling and administrative expenses declined 3% while sales declined only 1%, our selling and administrative expenses as a percentage of net sales decreased to 17.3% in the second quarter of 2012 from 17.6% in last year's second quarter.

First Six Months

Net Sales

Net sales increased $7.9 million, or 1%, in the first six months of 2012 from the first six months of 2012. Estimated components of this 1% increase in net sales are as follows:

Volume	—%
Pricing	2%
Foreign exchange	(1)%
1%

Our $7.9 million, or 1%, increase in net sales was due to a combined $18.5 million, or 4%, increase in net sales at our Engine/Mobile Filtration and Industrial/Environmental Filtration segments partially offset by a $10.6 million, or 23%, reduction in net sales at our Packaging segment. Net sales at our Engine/Mobile Filtration segment increased 3%, including a 6% increase in U.S. sales and flat foreign sales. Our growth in the U.S. was driven by strong heavy-duty engine filter aftermarket demand in the first quarter of 2012 partially offset by slower sales growth in the second quarter. Flat foreign sales in this segment in the first six months of 2012 was heavily influenced by strong export growth of heavy-duty engine filtration products from the U.S. offset by an approximate 25% reduction in heavy-duty engine filter sales in China due to lower diesel engine manufacturing volume. Net sales at our Industrial/Environmental Filtration segment increased 4%, including a 6% increase in U.S. sales and flat foreign sales. Higher sales in this segment in the U.S. were primarily the result of strong sales at our Total Filtration Services (TFS) distribution business and higher natural gas vessel sales to support shale gas drilling activity partially offset by lower aviation and marine fuel filtration vessels and aftermarket filters to both commercial and military customers. The $10.6 million, or 23%, reduction in net sales at our Packaging segment was primarily driven by lower smokeless tobacco and confection packaging sales and lower sales in other markets due to inventory and production scheduling adjustments by our customers. The decline in smokeless tobacco packaging sales was due to one of our customers qualifying a second sourced supplier according to their corporate policy at the end of 2011, and the reduction in confection packaging sales was due to lost business from a large customer.

Cost of Sales

Our cost of sales increased $3.9 million, or 1%, in the first six months of 2012 from the first six months of 2011. This 1% increase was in line with our 1% increase in net sales. As a result, our cost of sales as a percentage of net sales declined slightly to 66.0% in the first six months of 2012 from 66.2% in the first six months of 2011. Our material costs increased approximately 2% from the first six months of 2011. However, we were effectively able to pass through these higher material costs through 2% higher pricing to our customers. As a result, our material costs as a percentage of net sales remained relatively constant in the first six months of 2012 from the last year's first six months. All other manufacturing costs including direct labor and manufacturing overhead increased consistent with the 1% increase in net sales from the first six months of 2011. As a result, our gross margin percentage in the second quarter of 2012 increased to 34.0% from 33.8% in the first six months of 2011.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.6 million, or 1%, in the first six months of 2012 from the first six months of 2011. This increase was primarily the result of higher employee costs and a payment for the settlement of a patent dispute in the first quarter of 2012 partially offset by lower legal expenses as a result of settling several legal disputes. Since selling and administrative expenses grew in-line with the 1% increase in net sales, our selling and administrative expenses as a percentage of net sales remained relatively flat at 18.6% in the first six months of 2012 from 18.8% in the first six months last year.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Acquisitions

Acquisitions did not have a significant impact on net sales and operating profit in the second quarter or first six months of 2012 compared with comparable periods in 2011.

•	Foreign Exchange

The average exchange rate for foreign currencies versus the U.S. dollar unfavorably impacted our 2012 translated U.S. dollar value of net sales and operating profit compared to the same periods in 2011 as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Net sales	$(3,859)	$(4,668)
Operating profit	(759)	(844)

•	Other income (expense)

Interest expense

Net interest expense in the second quarter and first six months of each 2012 and 2011 was not significant.

Foreign currency gains (losses)

We recognized foreign currency gains (losses) in other income (expense) primarily from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies as follows:

(Dollars in thousands)	Second Quarter	First Six Months
2012	$(16)	$(517)
2011	(393)	(410)

Other income (expense)

Other income (expense) in the first six months of 2012 included the receipt of a $1.2 million dividend pursuant to our investment in BioProcess Algae LLC.

•	Provisions for income taxes

Our effective tax rate increased 0.3 percentage points in the second quarter of 2012 from the second quarter of 2011 primarily from the expiration of a research and experimentation tax credit for 2012. Our effective tax rate increased 1.5 percentage points in the first six months of 2012 from the same period last year primarily from the expiration of a research and expiration tax credit for 2012 and the recognition of a $0.7 million benefit in the first quarter of 2011 related to the extension of this credit in December 2010.

•	Shares outstanding

Average diluted shares outstanding decreased 0.3 million shares in the second quarter of 2012 and 0.2 million shares in the first six months of 2012 compared with comparable prior year periods as our repurchases of common stock were only partially offset by incremental dilutive shares related to the issuance of stock options and restricted shares.

SEGMENT ANALYSIS

	Second Quarter				First Six Months
(Dollars in thousands)	2012	% Total	2011	% Total	2012	% Total	2011	% Total
Net sales:
Engine/Mobile Filtration	$130,677	46%	$131,276	45%	$250,960	46%	$242,604	45%
Industrial/Environmental Filtration	134,629	47%	133,498	46%	255,743	47%	245,618	46%
Packaging	19,549	7%	23,759	9%	35,416	7%	46,031	9%
	$284,855	100%	$288,533	100%	$542,119	100%	$534,253	100%

Gross profit:
Engine/Mobile Filtration	$47,755	49%	$48,264	49%	$91,735	50%	$88,395	49%
Industrial/Environmental Filtration	46,551	47%	45,658	46%	86,168	47%	81,067	45%
Packaging	3,879	4%	5,540	5%	6,497	3%	10,953	6%
	$98,185	100%	$99,462	100%	$184,400	100%	$180,415	100%

Operating profit:
Engine/Mobile Filtration	$29,628	60%	$29,592	61%	$52,925	63%	$50,794	63%
Industrial/Environmental Filtration	17,747	36%	16,179	33%	28,452	34%	23,427	29%
Packaging	1,736	4%	3,009	6%	2,046	3%	5,850	8%
	$49,111	100%	$48,780	100%	$83,423	100%	$80,071	100%

Gross margin:
Engine/Mobile Filtration	36.5%		36.8%		36.6%		36.4%
Industrial/Environmental Filtration	34.6%		34.2%		33.7%		33.0%
Packaging	19.8%		23.3%		18.3%		23.8%
	34.5%		34.5%		34.0%		33.8%

Operating margin:
Engine/Mobile Filtration	22.7%		22.5%		21.1%		20.9%
Industrial/Environmental Filtration	13.2%		12.1%		11.1%		9.5%
Packaging	8.9%		12.7%		5.8%		12.7%
	17.2%		16.9%		15.4%		15.0%

Engine/Mobile Filtration Segment

	Second Quarter
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$130,677	$131,276	$(599)	—%
Cost of sales	82,922	83,012	(90)	—%
Gross profit	47,755	48,264	(509)	-1%
Selling and administrative expenses	18,127	18,673	(546)	-3%
Operating profit	29,628	29,591	37	—%

Gross margin	36.5%	36.8%		-0.3	pt
Selling and administrative percentage	13.9%	14.2%		-0.3	pt
Operating margin	22.7%	22.5%		0.2	pt

	First Six Months
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$250,960	$242,604	$8,356	3%
Cost of sales	159,225	154,209	5,016	3%
Gross profit	91,735	88,395	3,340	4%
Selling and administrative expenses	38,810	37,601	1,209	3%
Operating profit	52,925	50,794	2,131	4%

Gross margin	36.6%	36.4%		0.2	pt
Selling and administrative percentage	15.5%	15.5%		—	pt
Operating margin	21.1%	20.9%		0.2	pt

Our Engine/Mobile Filtration segment primarily sells aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine truck filters produced at our Baldwin business unit.

Net Sales

The changes in net sales for our Engine/Mobile Filtration segment in the second quarter and first six months of 2012 from comparable periods in 2011 are detailed in the following tables:

	Second Quarter	First Six Months
Volume	—%	3%
Pricing	1%	1%
Foreign exchange	(1)%	(1)%
	—%	3%

(Dollars in thousands)	Second Quarter	First Six Months
2011	$131,276	$242,604

U.S. net sales	636	8,471
Foreign net sales (including export)	366	1,696
Foreign exchange	(1,601)	(1,811)
Net (decrease) increase	(599)	8,356

2012	$130,677	$250,960

The net changes in U.S. net sales for our Engine/Mobile Filtration segment in the second quarter and first six months of 2012 from comparable periods in 2011 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Heavy-duty engine filters	$378	$8,026
Locomotive filters	(157)	(154)
Other	415	599
Increase in U.S. net sales	$636	$8,471

Our U.S. net sales grew approximately 1% in the second quarter of 2012 compared to last year's second quarter. This growth rate declined from the 12% year-over-year growth rate we experienced in the first quarter of 2012. This lower second quarter growth rate was primarily due to declining order rates from our independent distributors--our primary distribution channel. Based upon discussions with our distributors and other industry participants, we believe that the slower growth was indicative of slowing industry demand. We believe we have maintained or increased our market share through the first six months of 2012 as we have added net independent distributors. In addition, we have recently developed and launched significant existing aftermarket programs with two major OEMs. We believe that these two programs should support our domestic heavy-duty engine filter market beginning in the third quarter of 2012 and going forward.

The net changes in foreign net sales (adjusted for changes in foreign currency) for our Engine/Mobile Filtration segment in the second quarter and first six months of 2012 from comparable periods in 2011 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Export sales primarily to Southeast Asia, South America and the Middle East	$1,569	$3,274
Local sales in Europe, North and South Africa, Australia and Mexico	1,002	2,337
China first-fit OEM filter sales	(2,366)	(4,345)
Other	161	430
Increase in foreign net sales	$366	$1,696

Lower heavy-duty engine filter sales in China were primarily the result of a reduction in local diesel engine manufacturing volume in 2012 compared with 2011 due to macroeconomic issues.

Cost of Sales

Cost of sales increased $0.1 million, or less than 1%, in the second quarter of 2012 from the second quarter of 2011. The percentage change in cost of sales was slightly higher than the percentage change in net sales which fell by less than 1% in this year's second quarter versus last year's second quarter. Our material costs increased approximately 1% , but we were able to pass through most of these higher material costs to our customers through approximately 1% higher pricing. As a result, our material cost as a percentage of net sales declined 0.3 percentage points from the second quarter of 2011. Other components of cost of sales including direct labor and manufacturing overhead increased about 3% while net sales slightly declined. As a result, costs of sales as a percentage of net sales increased to 63.5% in the second quarter of 2012 from 63.2% in last year's second quarter.

Cost of sales increased $5.0 million, or 3%, in the first six months of 2012 from the first six months of 2011. This increase was primarily the result of the 3% increase in net sales in the first six months of 2012 compared with the same period last year. Our material costs increased approximately 2%, but we were able to pass through most of these higher material costs to our customers through approximately 1% higher pricing. As a result, our material cost as a percentage of net sales remained relatively flat with the first six months of 2011. Other components of cost of sales including direct labor and manufacturing overhead increased about 3%, consistent with the increase in net sales. As a result, costs of sales as a percentage of net sales decreased slightly to 63.4% in the first six months of 2012 from the first six months of 2011.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.5 million, or 3%, in the second quarter of 2012 from the second quarter of 2011. This reduction was primarily the result of lower legal expenses as the result of the settlement of various legal proceedings in previous quarters. With selling and administrative expenses in this segment declining 3% while our net sales declined less than 1%, our selling and administrative expenses as a percentage of net sales declined to 13.9% in the second quarter of 2012 from 14.2% in the second quarter of 2011.

Selling and administrative expenses increased $1.2 million, or 3%, in the first six months of 2012 from the first six months of 2011. This increase was primarily the result of $1.2 million higher employee costs to support anticipated future domestic and foreign growth and $0.5 million for the settlement of a patent dispute partially offset by approximately $1.0 million lower legal expenses as the result of the settlement of various legal proceedings. With selling and administrative expenses increasing 3% while our net sales increased 3%, our selling and administrative expenses as a percentage of net sales remained flat at 15.5% in the first six months of 2012 from the first six months of 2011.

Industrial/Environmental Filtration Segment

	Second Quarter
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$134,629	$133,498	$1,131	1%
Cost of sales	88,078	87,840	238	—%
Gross profit	46,551	45,658	893	2%
Selling and administrative expenses	28,804	29,479	(675)	-2%
Operating profit	17,747	16,179	1,568	10%

Gross margin	34.6%	34.2%		0.4	pt
Selling and administrative percentage	21.4%	22.1%		-0.7	pt
Operating margin	13.2%	12.1%		1.1	pt

	First Six Months
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$255,743	$245,618	$10,125	4%
Cost of sales	169,575	164,551	5,024	3%
Gross profit	86,168	81,067	5,101	6%
Selling and administrative expenses	57,716	57,640	76	—%
Operating profit	28,452	23,427	5,025	21%

Gross margin	33.7%	33.0%		0.7	pt
Selling and administrative percentage	22.6%	23.5%		-0.9	pt
Operating margin	11.1%	9.5%		1.6	pt

Our Industrial/Environmental Filtration segment sells a variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and aftermarket filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2012 from comparable periods in 2011 are detailed in the following tables:

	Second Quarter	First Six Months
Volume	—%	2%
Pricing	3%	3%
Foreign exchange	-2%	-1%
	1%	4%

(Dollars in thousands)	Second Quarter	First Six Months
2011	$133,498	$245,618

U.S. net sales	55	10,442
Foreign net sales (including export)	3,333	2,541
Foreign exchange	(2,257)	(2,858)
Net increase	1,131	10,125

2012	$134,629	$255,743

The net changes in U.S. net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2012 from comparable periods in 2011 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Filter sales through Total Filtration Services ("TFS")	$2,776	$5,196
Aerospace, oil drilling and other industrial filters	943	2,443
Aviation and marine fuel - vessels and aftermarket filters	(2,509)	(1,807)
Natural gas - vessels and aftermarket filters	(834)	2,149
Air filtration	143	1,640
Dust collector systems	68	1,242
Other	(532)	(421)
Increase in U.S. net sales	$55	$10,442

•
Higher sales at TFS were in part the result of the acquisition of PDDA Filtration, Inc. in the first quarter of 2012 which contributed $1.1 million of U.S. net sales in the second quarter and $1.7 million of U.S. net sales in the first six months of 2012. The balance of the net sales increase at TFS was the result of higher filter sales to a variety of markets including automotive, food and beverage, oil and gas, chemical and general industrial.

•	Higher sales to the aerospace, oil drilling and other industrial markets were primarily due to higher filtration sales to the military aerospace and domestic oil and gas markets.

•
Lower sales in the aviation and marine fuel filtration markets in the second quarter were the result of reduced sales to both commercial and military customers. Lower sales in commercial aviation was due to lower aftermarket filter demand as several airports removed fueling equipment from service and lower vessel demand as the pace of airport build and expansion in the U.S. has declined. The reduction in U.S. military aviation and marine sales was primarily due to the significant decline in U.S. military operations around the world.

•
Lower sales in the natural gas market in the second quarter of 2012 was primarily the result of the timing of several significant vessel orders in the second quarter of 2011. Higher sales in the natural gas market in the first six months of 2012 compared with the same period last year was in part due to higher vessel sales to support natural gas drilling, processing and delivery from shale formations.

•
Sales of air filtration products slightly increased in the second quarter of 2012 due to higher sales to wholesale customers including the impact of a price increase. These higher sales to wholesale customers were partially offset by lower sales to retail customers as we turned-over some lower profit retail business. Higher sales in the first six months of 2012 compared to the same period last year was driven by sales to a significant new commercial customer commencing in the second quarter of 2011.

•	Higher dust collector system sales were the result of higher OEM sales of Dust Hog® products including weld fume collection systems

The net changes in foreign net sales (adjusted for changes in foreign currency) for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2012 from comparable periods in 2011 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Natural gas vessel and aftermarket filter sales (Asia, Mexico, Canada)	$2,458	$3,738
Dust collector sales (Europe)	1,027	2,003
Filtration media export sales (Europe)	867	1,238
Acquisition of Modular (Australia)	616	616
Aviation vessel and aftermarket filter sales (Europe)	572	(1,802)
Off-shore oil drilling filter export sales (Europe, Asia)	(1,339)	(2,991)
Other	(868)	(261)
Increase in foreign net sales	$3,333	$2,541

Cost of Sales

Cost of sales increased $0.2 million, or less than 1%, in the second quarter of 2012 from the second quarter of 2011. This increase was less than the 1% increase in net sales in the second quarter of this year compared with last year's second quarter. As a result, our cost of sales as a percentage of net sales decreased slightly to 65.4% in the second quarter of 2012. Although material costs increased about 3%, we were able to pass through these higher material costs to our customers through 3% higher pricing. As a result, our material cost as a percentage of net sales remained relatively flat compared with the first quarter of 2011. Other components of cost of sales including direct labor and manufacturing overhead increased in-line with the 1% increase in net sales.

Cost of sales increased $5.0 million, or 3%, in the first six months of 2012 from the first six months of 2011. This increase was lower than the 4% increase in net sales in the first six months this year compared with last year. As a result, our cost of sales as a percentage of net sales declined to 66.3% from 67.0% in the first six months of 2011. Although material cost increased about 3%, we were able to pass through these higher material costs to our customers through 3% higher pricing. As a result, our material cost as a percentage of net sales remained relatively flat compared with the first quarter of 2011. Other components of cost of sales including direct labor and manufacturing overhead increased less than the 4% increase in net sales, reflecting labor efficiencies and overhead absorption benefits driven by the higher volume.

Selling and Administrative Expenses

Selling and administrative expenses declined $0.7 million, or 2%, in the second quarter of 2012 from the second quarter of 2011. This decrease was primarily the result of lower employee medical insurance costs and foreign currency exchange transaction gains. With selling and administrative expenses declining 2% while our net sales increased 1%, we reduced our selling and administrative expenses as a percentage of net sales to 21.4% in the second quarter of 2012 from 22.1% in last year's second quarter.

Selling and administrative expenses declined $0.1 million, or less than 1%, in the first six months of 2012 from the first six months of 2011. This decrease was primarily the result of lower employee medical insurance costs. With selling and administrative expenses remaining relatively flat while our net sales increased 4%, we reduced our selling and administrative expenses as a percentage of net sales to 22.6% in the first six months of 2012 from 23.5% in last year's first six months.

Packaging Segment

	Second Quarter
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$19,549	$23,759	$(4,210)	-18%
Cost of sales	15,670	18,219	(2,549)	-14%
Gross profit	3,879	5,540	(1,661)	-30%
Selling and administrative expenses	2,143	2,531	(388)	-15%
Operating profit	1,736	3,009	(1,273)	-42%

Gross margin	19.8%	23.3%		-3.5	pt
Selling and administrative percentage	11.0%	10.7%		0.3	pt
Operating margin	8.9%	12.7%		-3.8	pt

	First Six Months
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$35,416	$46,031	$(10,615)	-23%
Cost of sales	28,919	35,078	(6,159)	-18%
Gross profit	6,497	10,953	(4,456)	-41%
Selling and administrative expenses	4,451	5,103	(652)	-13%
Operating profit	2,046	5,850	(3,804)	-65%

Gross margin	18.3%	23.8%		-5.5	pt
Selling and administrative percentage	12.5%	11.1%		1.4	pt
Operating margin	5.8%	12.7%		-6.9	pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

Net Sales

The $4.2 million, or 18%, reduction in net sales in the second quarter and the $10.6 million, or 23%, reduction in net sales in the first six months of 2012 at our Packaging segment from comparable periods last year are detailed in the following table:

(Dollars in thousands)	Second Quarter	First Six Months
Decorated flat sheet metal	$(1,771)	$(3,065)
Smokeless tobacco packaging	(1,229)	(2,657)
Confection packaging	(726)	(2,858)
Film packaging	(495)	(896)
Spice packaging	(398)	(1,072)
Other	409	(67)
Decrease in U.S. net sales	$(4,210)	$(10,615)

Lower sales of decorated flat sheet metal was due to lost business and lower general demand from several customers. Lower sales of smokeless tobacco packaging was primarily due to one of our major customers qualifying a second supplier according to their corporate policy. The reduction in confection sales was primarily due to the loss of a single product packaging business from a large customer. Lower film packaging sales was driven by lower general demand for film products and also influenced by the bankruptcy of Kodak. Lower spice packaging sales were due to inventory and production schedule adjustments at a significant customer.

Cost of Sales

Cost of sales declined $2.5 million, or 14%, in the second quarter of 2012 from the second quarter of 2011. This reduction was primarily driven by the 18% reduction in net sales. Cost of sales as a percentage of net sales increased to 80.2% in the second quarter of 2012 from 76.7% in the second quarter of 2011. This increase was primarily related to lower absorption of fixed manufacturing costs pursuant to the reduction in net sales partially offset by lower material costs as a percentage of net sales primarily from a change in product mix.

Cost of sales declined $6.2 million, or 18%, in the first six months of 2012 from the first six months of 2011. This reduction was primarily driven by the 23% reduction in net sales. Cost of sales as a percentage of net sales increased to 81.7% in the first six months of 2012 from 76.2% in the first six months of 2011. This increase was primarily related to lower absorption of fixed manufacturing costs pursuant to the reduction in net sales partially offset by lower material costs as a percentage of sale primarily from a change in product mix.

Selling and Administrative Expenses

Selling and administrative expenses declined $0.4 million, or 15%, in the second quarter of 2012 from the second quarter of 2011. Since the percentage reduction in selling and administrative expenses was greater than the 18% reduction in net sales, selling and administrative expenses as percentage of net sales increased to 11.0% in the second quarter of 2012 from10.7% in the second quarter of 2011. The reduction in selling and administrative expense was across many categories as we actively managed our discretionary costs in response to lower sales.

Selling and administrative expenses declined $0.7 million, or 13%, in the first six months of 2012 from the first six months of 2011. Since the percentage reduction in selling and administrative expenses was less than the 23% reduction in net sales, selling and administrative expenses as a percentage of net sale increased to 12.5% from 11.1% in the first six months of 2012. The reduction in selling and administrative expense was across many categories as we actively managed our discretionary costs in response to lower sales and was partially offset by $0.2 million of bad debt expense recognized in the first quarter of 2012 pursuant to the Kodak bankruptcy.

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our Credit Facility will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures, including the expansion of facilities, provide for interest and principal payments related to debt agreements, fund pension contributions and repurchase our common stock. We also continue to assess acquisition opportunities in related filtration businesses. Any such acquisitions could affect operating cash flows and require changes in our debt and capitalization.

We had cash, cash equivalents and restricted cash of $141.2 million at the end of the second quarter of 2012.  Approximately $75.0 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 4.1 at the end of the second quarter of 2012 increased from 3.8 at year-end 2011.  This increase was due in part to a $13.0 million reduction in accounts payable and accrued liabilities due primarily to a $13.3 million reduction in accrued incentive compensation for our company-wide profit sharing program; we paid amounts due under our 2011 profit-sharing program in the first quarter of 2012.

We entered into our new Credit Facility in April 2012 under which we may borrow up to $150.0 million under a selection of currencies and rate formulas. Our Credit Facility includes an accordion feature that will allow us to increase the Credit Facility by up to $100.0 million subject to securing additional commitments from existing lenders or new lending institutions. We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under our Credit Facility.  At our election, the interest rate under our Credit Facility is based upon either a defined base rate or LIBOR plus an applicable margin.  At the end of the second quarter of 2012, the one-month LIBOR interest rate plus margin was 0.8%.  At the end of the second quarter of 2012, there were no borrowings outstanding on our Credit Facility, but we had approximately $16.0 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $134.0 million available for further borrowing at the end of the second quarter of 2012. Our current Credit Facility expires in April 2017.

Total long-term debt of $17.9 million at the end of the second quarter of 2012 included $15.8 million outstanding on industrial revenue bonds and $2.1 million of other long-term debt.  At the end of the second quarter of 2012, we were in compliance with all financial covenants as included in our Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 2.0% at the end of the second quarter of 2012 and year-end 2011.

We had 50.1 million shares of common stock outstanding at the end of the second quarter of 2012, consistent with the amount outstanding at year-end 2011.  Shares issued pursuant to stock incentive plans were offset by shares repurchased in the first six months of 2012.  Shareholders’ equity increased to $868.9 million at the end of the second quarter of 2012 from $835.6 million at year-end 2011.  This $33.3 million increase resulted mainly from additional net earnings of $56.4 million, items related to stock compensation and option activity pursuant to incentive plans of $8.7 million, pension amounts affecting Accumulated other comprehensive loss of $2.2 million partially offset by dividend payments of $12.1 million, stock repurchases of $11.4 million and currency translation adjustments of $10.5 million.

Cash Flow

Net cash provided by operating activities decreased $5.8 million to $33.4 million in the first six months of 2012 from $39.2 million in the first six months of 2011.  This decrease was primarily due to an increase in cash used for changes in working capital of $16.1 million partially offset by a $9.6 million change in the non-cash adjustment for deferred taxes. The $16.1 million increase in cash used for changes in working capital was driven by approximately $13.2 million higher cash outflow to fund pension liabilities.

Net cash used in investing activities increased $10.4 million in the first six months of 2012 from the first six months of 2011 primarily due to a $10.1 million increase in capital expenditures primarily related to the expansion of our heavy-duty engine filter facility in Yankton, South Dakota.

Net cash used in financing activities increased $4.4 million in the first six months of 2012 from the first six months of 2011 primarily as the result of a $2.5 million increase in cash paid for the repurchase of common stock and a $1.5 million increase in dividends paid.

  We will continue to assess repurchases of our common stock. In June 2010, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first six months of 2012, we repurchased and retired 0.2 million shares of our common stock for $11.4 million at an approximate average price of $50.03.  At the end of the second quarter of 2012, there was approximately $193.0 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the second quarter of 2012, our gross liability for uncertain income tax provisions was $3.3 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2011 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first six months of 2012 or fiscal year 2011.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Second Quarter 2012 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•	statements related to our cash resources, borrowing capacity and compliance with financial covenants under the Credit Facility;

•	statements related to anticipated total litigation related amounts with respect to the 3M lawsuit referenced in Note 11; and

•	any other statements or assumptions that are not historical facts.

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

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2012 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this Second Quarter 2012 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Second Quarter 2012 Form 10-Q.

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 2, 2012.

Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) of the Exchange Act were effective as of June 2, 2012, in achieving the objectives for which they were designed.  No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended June 2, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this Second Quarter 2012 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2010, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 157,500 shares of our common stock during the fiscal quarter ended June 2, 2012.  The amount of $193,022,916 remained available for purchase under such program at the end of the second quarter of 2012.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
March 4, 2012 through April 7, 2012	60,000	$49.98	60,000	$197,771,601
April 8, 2012 through May 5, 2012	50,000	$48.46	50,000	$195,348,493
May 6, 2012 through June 2, 2012	47,500	$48.96	47,500	$193,022,916
Total	157,500		157,500

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	** 101.INS	XBRL Instance Document ++
	** 101.SCH	XBRL Taxonomy Extension Schema Document ++
	** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase ++
	** 101.DEF	XBRL Taxonomy Extension Definition Linkbase ++
	** 101.LAB	XBRL Taxonomy Extension Label Linkbase ++
	** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase ++

*	Filed herewith.
**	Submitted electronically with this 2012 Quarterly Report on Form 10-Q.
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

CLARCOR Inc.
(Registrant)

June 22, 2012	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

June 22, 2012	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer