Form 10-Q
period 2012-09-01
CLARCOR INC.
filed 2012-09-21
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

CLARCOR Inc.
(Exact name of registrant as specified in its charter)

Delaware	1-11024	36-0922490
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

840 Crescent Centre Drive, Suite 600, Franklin, Tennessee 37067
(Address of principal executive offices)

Registrant’s telephone number, including area code:	615-771-3100

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)   Yes __  No X

As of September 17, 2012, there were 50,063,223 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS		PAGE

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	*
Item 6.	Exhibits	40

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Net sales	$286,733	$284,819	$828,852	$819,072
Cost of sales	191,845	188,945	549,563	542,783

Gross profit	94,888	95,874	279,289	276,289

Selling and administrative expenses	48,707	49,413	149,685	149,757

Operating profit	46,181	46,461	129,604	126,532

Other income (expense):
Interest expense	(176)	(87)	(364)	(352)
Interest income	156	170	459	446
Other, net	(186)	16	309	(412)
	(206)	99	404	(318)

Earnings before income taxes	45,975	46,560	130,008	126,214

Provision for income taxes	15,564	14,401	43,026	39,253

Net earnings	30,411	32,159	86,982	86,961

Net earnings attributable to noncontrolling interests	(141)	(89)	(306)	(202)

Net earnings attributable to CLARCOR Inc.	$30,270	$32,070	$86,676	$86,759

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.60	$0.63	$1.72	$1.72
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.60	$0.63	$1.70	$1.69

Weighted average number of shares outstanding - Basic	50,283,340	50,527,206	50,357,567	50,563,556
Weighted average number of shares outstanding - Diluted	50,863,894	51,200,241	50,979,542	51,256,621

Dividends paid per share	$0.1200	$0.1050	$0.3600	$0.3150

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	September 1, 2012	December 3, 2011
ASSETS
Current assets:
Cash and cash equivalents	$165,347	$155,999
Restricted cash	869	1,105
Accounts receivable, less allowance for losses of $9,524 and $9,795, respectively	212,687	206,664
Inventories	210,521	200,274
Deferred income taxes	32,377	25,974
Income taxes receivable	—	3,373
Prepaid expenses and other current assets	7,324	7,510
Total current assets	629,125	600,899

Plant assets, at cost, less accumulated depreciation of $309,822 and $293,111, respectively	195,239	184,992
Assets held for sale	2,000	2,000
Goodwill	241,602	235,530
Acquired intangible assets, less accumulated amortization	96,871	98,674
Deferred income taxes	361	749
Other noncurrent assets	16,221	12,089
Total assets	$1,181,419	$1,134,933

LIABILITIES
Current liabilities:
Current portion of long-term debt	$208	$1,289
Accounts payable and accrued liabilities	166,190	155,585
Income taxes payable	1,504	3,176
Total current liabilities	167,902	160,050

Long-term debt, less current portion	16,551	15,981
Long-term pension and postretirement healthcare benefits liabilities	35,124	74,524
Deferred income taxes	54,586	36,194
Other long-term liabilities	8,774	11,069
Total liabilities	282,937	297,818

Contingencies (Note 11)
Redeemable noncontrolling interests	1,707	1,557

SHAREHOLDERS' EQUITY
Capital stock	50,076	50,145
Capital in excess of par value	14,223	19,453
Accumulated other comprehensive loss	(46,625)	(44,391)
Retained earnings	878,193	809,520
Total CLARCOR Inc. equity	895,867	834,727
Noncontrolling interests	908	831
Total shareholders' equity	896,775	835,558
Total liabilities and shareholders' equity	$1,181,419	$1,134,933

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 1, 2012	August 27, 2011
Cash flows from operating activities:
Net earnings	$86,982	$86,961
Depreciation	19,387	20,679
Amortization	4,383	4,160
Other noncash items	(24)	180
Net loss (gain) on disposition of assets	(792)	168
Stock-based compensation expense	5,397	4,786
Excess tax benefit from stock-based compensation	(2,606)	(2,338)
Deferred income taxes	8,355	(1,353)
Change in assets and liabilities	(41,325)	(43,934)
Net cash provided by operating activities	79,757	69,309

Cash flows from investing activities:
Restricted cash	(79)	(317)
Business acquisitions, net of cash acquired	(11,974)	(14,160)
Additions to plant assets	(29,473)	(16,789)
Proceeds from disposition of plant assets	502	244
Investment in affiliates	(801)	(100)
Net cash used in investing activities	(41,825)	(31,122)

Cash flows from financing activities:
Payments on long-term debt	(1,253)	(1,825)
Payment of financing costs	(564)	—
Sale of capital stock under stock option and employee purchase plans	5,389	6,900
Payments for repurchase of common stock	(16,724)	(18,204)
Excess tax benefit from stock-based compensation	2,606	2,338
Dividend paid to noncontrolling interests	—	(321)
Cash dividends paid	(18,132)	(15,927)
Net cash used in financing activities	(28,678)	(27,039)
Net effect of exchange rate changes on cash	94	(1,105)
Net change in cash and cash equivalents	9,348	10,043
Cash and cash equivalents, beginning of period	155,999	117,022
Cash and cash equivalents, end of period	$165,347	$127,065

Cash paid during the period for:
Interest	$319	$95
Income taxes, net of refunds	$27,827	$26,505

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended September 1, 2012 and August 27, 2011 and the Consolidated Condensed Balance Sheet as of September 1, 2012 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 2011 (“2011 Form 10-K”).  The December 3, 2011 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2011 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended September 1, 2012, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2011 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to guarantees that expire within one year.  The Company also has $1,809 and $1,590 of noncurrent restricted cash recorded in Other noncurrent assets as of September 1, 2012 and December 3, 2011, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	September 1, 2012	December 3, 2011
Raw materials	$74,158	$72,289
Work in process	36,327	30,957
Finished products	100,036	97,028
Inventories	$210,521	$200,274

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

New Accounting Guidance

In July 2012, the Financial Accounting Standards Board ("FASB") issued amendments to its indefinite-lived intangible assets impairment testing guidance to simplify how entities test for indefinite-lived intangible asset impairments. The objective of the amendments is to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company does not expect the adoption of this guidance on, or before, December 2, 2012 to have a material impact on the Consolidated Financial Statements.

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

Business Acquisitions

On May 9, 2012, the Company acquired 100% of the shares in Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing and the remaining purchase price will be paid in equal annual installments on the first and second anniversaries of the closing date. Modular, a manufacturer of pressure vessels, process and storage tanks and other natural gas filtration products and distributor of aftermarket elements is located in Henderson, Western Australia. The acquisition of Modular gives the Company first-fit manufacturing capabilities in Western Australia, as well as a platform for aftermarket growth throughout the region. Modular has been combined into an existing Company subsidiary, which is part of the Company's Industrial/Environmental Filtration segment. Net sales and Operating profit attributable to Modular for both the three and nine months ended September 1, 2012 were not material to the results of the Company. The Company incurred costs of $250 related to the acquisition of Modular which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. Acquired finite-lived intangible assets of $2,552 were recorded in connection with the purchase. The $5,339 excess of the initial purchase price over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for income tax purposes.

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

On December 29, 2010, the Company acquired 100% of the outstanding membership interests in TransWeb LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and heating, ventilation and air conditioning ("HVAC") filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb had supplied media to a subsidiary of the Company for several years prior to the acquisition.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of the Company's filtration operating companies.  TransWeb’s results are included in the Industrial/Environmental Filtration segment from the date of acquisition.  Net sales and Operating profit (loss) attributable to TransWeb for the three and nine months ended September 1, 2012 were $2,143, $(73) and $7,908, $440, respectively. Net sales and Operating profit attributable to TransWeb for the three and nine months ended August 27, 2011 were $3,935, $794 and $8,828, $1,268, respectively. The base purchase price to acquire TransWeb was $30,017, excluding cash acquired.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of 3M litigation, which funds may be used by the Company in connection with the same (see Note 11).  A contingent liability for a potential earn-out payment to one of the former owners, recorded on the acquisition date at fair value by applying the income approach, was also recognized.  The acquisition-date estimated fair value of the contingent consideration payment of $1,018 was recorded as a component of the consideration transferred in exchange for the equity interests of TransWeb in accordance with accounting guidance.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent consideration payment is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature (see Note 6).

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,138 and $3,229, at September 1, 2012 and December 3, 2011, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the nine months ended ended September 1, 2012 and August 27, 2011, the Company did not receive any dividends from BPH.  The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 14.85% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the nine months ended September 1, 2012, the Company invested an additional $1,114 into Algae, $446 which has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Condensed Balance Sheets. The investment, with a carrying amount of $1,812 and $698, at September 1, 2012 and December 3, 2011, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the nine months ended September 1, 2012 and August 27, 2011, the Company received dividends from Algae of $1,200 and $0, respectively, which is included in Other, net in the Consolidated Condensed Statements of Earnings.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes information related to stock options and stock option exercises during the nine months ended September 1, 2012 and August 27, 2011.

	Quarter Ended		Nine Months Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Pre-tax compensation expense	$1,089	$967	$4,307	$3,817
Deferred tax benefits	(400)	(356)	(1,583)	(1,403)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	119	297	2,606	2,338
Fair value of stock options on date of grant	—	27	6,407	5,803
Total intrinsic value of stock options exercised	614	885	8,360	7,443
Cash received upon exercise of stock options	1,218	772	4,469	6,009
Tax benefit realized from exercise of stock options, net	113	297	2,594	2,332
Addition to capital in excess of par value due to exercise of stock options	1,293	1,033	5,352	7,027

The following table summarizes activity for the nine months ended September 1, 2012 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,907,533	$32.39
Granted	512,850	$49.84
Exercised	(329,466)	$25.02
Surrendered	(22,404)	$39.32
Outstanding at end of period	3,068,513	$36.05

Exercisable at end of period	2,059,794	$32.50

 At September 1, 2012, there was $5,765 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.57 years.

The following table summarizes information about the Company’s outstanding and exercisable options at September 1, 2012.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$16.15 - $22.80	145,400	$21.40	$3,889	1.21	145,400	$21.40	$3,889	1.21
$25.31 - $38.06	1,948,402	$31.88	31,682	4.97	1,689,934	$31.79	27,631	4.67
$40.73 - $44.07	466,361	$43.00	2,394	8.33	161,210	$43.30	780	8.40
$49.35 - $49.91	508,350	$49.84	—	9.33	63,250	$49.38	—	9.57
	3,068,513	$36.05	$37,965	6.03	2,059,794	$32.50	$32,300	4.86

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Nine Months Ended
	September 1, 2012	August 27, 2011
Weighted average fair value per option at the date of grant for options granted	$12.49	$11.73
Risk-free interest rate	1.38%	2.52%
Expected dividend yield	0.96%	0.97%
Expected volatility factor	26.52%	25.54%
Expected option term in years	6.1	6.4

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

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 98,587 and 103,390 vested and deferred shares at September 1, 2012 and December 3, 2011, respectively.

The following table summarizes information related to restricted stock unit awards during the nine months ended September 1, 2012 and August 27, 2011.

	Quarter Ended		Nine Months Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Pre-tax compensation expense	$156	$119	$1,090	$969
Deferred tax benefits	(58)	(44)	(401)	(356)
Excess tax (expense) benefits associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	(14)	(40)	(38)	43
Fair value of restricted stock unit awards on date of grant	—	—	1,489	1,263
Fair value of restricted stock unit awards vested	—	—	997	905

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes activity for the nine months ended September 1, 2012 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	71,545	$36.95
Granted	29,839	$49.91
Vested	(27,710)	$35.99
Nonvested at end of period	73,674	$42.56

As of September 1, 2012, there was $1,186 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.80 years.

4.	COMPREHENSIVE EARNINGS

Total comprehensive earnings (loss) and its components are as follows:

	Total Comprehensive Earnings (Loss), Net of Tax:
	Net Earnings	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Total Comprehensive Earnings (Loss)
Quarter Ended
September 1, 2012
CLARCOR Inc.	$30,270	$5,001	$1,072	$36,343
Non-redeemable noncontrolling interests	70	64	—	134
Redeemable noncontrolling interests	71	21	—	92
	$30,411	$5,086	$1,072	$36,569
August 27, 2011
CLARCOR Inc.	$32,070	$(681)	$711	$32,100
Non-redeemable noncontrolling interests	82	(190)	—	(108)
Redeemable noncontrolling interests	7	187	—	194
	$32,159	$(684)	$711	$32,186
Nine Months Ended
September 1, 2012
CLARCOR Inc.	$86,676	$(5,471)	$3,237	$84,442
Non-redeemable noncontrolling interests	65	12	—	77
Redeemable noncontrolling interests	241	(91)	—	150
	$86,982	$(5,550)	$3,237	$84,669
August 27, 2011
CLARCOR Inc.	$86,759	$8,747	$2,917	$98,423
Non-redeemable noncontrolling interests	188	(189)	—	(1)
Redeemable noncontrolling interests	14	68	—	82
	$86,961	$8,626	$2,917	$98,504

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The components of the ending balances of Accumulated other comprehensive loss are as follows:

	September 1, 2012	December 3, 2011
Pension liability, net of tax	$(41,419)	$(44,656)
Translation adjustments, net of tax	(5,206)	265
Accumulated other comprehensive loss	$(46,625)	$(44,391)

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the nine months ended September 1, 2012.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$21,087	$214,443	$—	$235,530
Acquisition	—	5,596	—	5,596
Currency translation adjustments	245	231	—	476
Goodwill at end of period	$21,332	$220,270	$—	$241,602

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
September 1, 2012
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,487	$—	$42,090

Finite Lived Intangibles:
Trademarks, gross - finite lived	$294	$488	$—	$782
Accumulated amortization	(85)	(312)	—	(397)
Trademarks, net - finite lived	$209	$176	$—	$385

Customer relationships, gross	$4,244	$45,488	$—	$49,732
Accumulated amortization	(1,660)	(15,972)	—	(17,632)
Customer relationships, net	$2,584	$29,516	$—	$32,100

Other acquired intangibles, gross	$243	$39,878	$—	$40,121
Accumulated amortization	(243)	(17,582)	—	(17,825)
Other acquired intangibles, net	$—	$22,296	$—	$22,296

Total finite lived intangible assets, net	$2,793	$51,988	$—	$54,781

Acquired intangible assets, less accumulated amortization	$3,396	$93,475	$—	$96,871

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes estimated amortization expense.

Fiscal year 2012	$5,890
Fiscal year 2013	5,914
Fiscal year 2014	5,712
Fiscal year 2015	5,646
Fiscal year 2016	5,510

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
September 1, 2012
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$617	$617	$—	$—
Mutual fund investments - bonds	441	441	—	—
Cash and equivalents	27	27	—	—
Total restricted trust	$1,085	$1,085	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,255	$—	$—	$1,255

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 3, 2011
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$659	$659	$—	$—
Mutual fund investments - bonds	472	472	—	—
Total restricted trust	$1,131	$1,131	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,123	$—	$—	$1,123

The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.  The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb (see Note 2).  There were no changes in the fair value determination methods or significant assumptions used in those methods during the nine months ended September 1, 2012.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the nine months ended September 1, 2012. The Company's policy is to recognize transfers on the actual date of transfer.

The acquisition-date estimated fair value of the TransWeb contingent earn-out payment was $1,018.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on projected 2014 and 2015 TransWeb earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature. The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 11.9%. The fair value of the TransWeb contingent earn-out payment increased by $132, based on changes in the remaining discount period, during the nine months ended September 1, 2012.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both September 1, 2012 and December 3, 2011.  An expected present value technique is used to estimate the fair value of long-term debt.  Long-term debt had a fair value estimate of $16,571 and $16,716 at September 1, 2012 and December 3, 2011, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at September 1, 2012 and December 3, 2011 is $16,759 and $17,270, respectively.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at September 1, 2012 and December 3, 2011 were as follows:

	September 1, 2012	December 3, 2011
Accounts payable	$63,795	$64,701
Accrued salaries, wages and commissions	12,229	24,760
Compensated absences	9,039	8,530
Accrued insurance liabilities	8,272	9,017
Customer deposits	15,544	8,727
Other accrued liabilities	57,311	39,850
Accounts payable and accrued liabilities	$166,190	$155,585

The Company has letters of credit totaling $28,272 and $25,623 as of September 1, 2012 and December 3, 2011, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Nine Months Ended
	September 1, 2012	August 27, 2011
Warranty accrual at beginning of period	$2,580	$3,499
Warranty accrual added through business acquisitions	32	—
Accruals for warranties issued during the period	242	587
Adjustments related to pre-existing warranties	120	50
Settlements made during the period	(631)	(941)
Other adjustments, including currency translation	(36)	(237)
Warranty accrual at end of period	$2,307	$2,958

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

8.	LONG-TERM DEBT

On April 5, 2012, the Company refinanced its existing $250,000 revolving credit facility, which was scheduled to expire on December 18, 2012, by entering into a new five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions. Under the new Credit Facility, the Company may borrow up to $150,000, which includes a $10,000 swing line sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. At the Company's election, loans made under the Credit Facility bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, the federal funds rate, or a specified margin over the one-month London Interbank Offered Rate (“LIBOR”), or (2) LIBOR plus an applicable margin. Swing line loans bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility also contains certain covenants customary to such agreements, as well as customary events of default. At September 1, 2012, there were no borrowings outstanding on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at September 1, 2012. In connection with the refinancing of the Credit Facility, the Company paid $564 of financing costs, capitalized in Other noncurrent assets, which will be amortized to interest expense over the life of the Credit Facility.

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

	Quarter Ended		Nine Months Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$529	$492	$1,589	$1,476
Interest cost	1,978	2,013	5,937	6,037
Expected return on plan assets	(2,103)	(1,923)	(6,311)	(5,766)
Settlement cost	—	—	—	1,368
Amortization of unrecognized:
Prior service cost	(2)	(98)	(8)	(296)
Net actuarial loss (gain)	1,909	1,265	5,727	3,688
Net periodic benefit cost (income)	$2,311	$1,749	$6,934	$6,507

Cash contributions	$5,369	$10,510	$20,297	$12,752

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$4	$6	$12	$18
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)
Net actuarial loss (gain)	(30)	(32)	(90)	(96)
Net periodic benefit cost (income)	$(57)	$(57)	$(171)	$(171)

Cash contributions	$25	$30	$75	$90

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

U.S. Qualified Plans	$20,054
U.S. Combined Nonqualified Plans	150
Non-U.S. Plan	415
Postretirement Healthcare Benefit Plan	99
Total expected contributions	$20,718

During the quarter and nine months ended September 1, 2012, the Company contributed $5,394 and $20,372, respectively, to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $1,085 and $1,131 at September 1, 2012 and December 3, 2011, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 6).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Nine Months Ended
	September 1, 2012	August 27, 2011
Unrecognized tax benefits at beginning of year	$3,015	$2,783
Additions for current period tax positions	257	450
Reductions for prior period tax positions	(6)	—
Reductions for lapse of statue of limitations / settlements	(390)	—
Changes in interest and penalties	38	100
Unrecognized tax benefits at end of period	$2,914	$3,333

At September 1, 2012, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $2,045.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  At September 1, 2012, the Company had $506 accrued for the payment of interest and penalties.

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

Legal Contingencies

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial claimed amounts) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property and other matters.  Items included in these other matters are discussed below.  The Company believes recorded reserves in its Consolidated Condensed Financial Statements are adequate in light of the probable and estimable outcomes of the items discussed below.  Any recorded liabilities were not material to the Company’s financial position, results of operation or liquidity and the Company does not currently believe that any pending claims or litigation, including those identified below, will materially affect its financial position, results of operations or liquidity.

Donaldson

On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota, alleging that certain “ChannelFlow®” engine/mobile filters manufactured and sold by, Baldwin Filters, Inc., a subsidiary of the Company, infringed one or more patents held by Donaldson. On February 1, 2012, the parties entered into a settlement agreement ending the lawsuit, the terms of which are confidential. Pursuant to the settlement agreement, Baldwin agreed to pay certain present and future amounts to Donaldson in exchange for a license to produce certain existing ChannelFlow® products. The Company expensed $531 related to this settlement in the nine months ended September 1, 2012, which is included in Selling and administrative expenses in the accompanying Consolidated Condensed Statements of Earnings.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

TransWeb/3M

On May 21, 2010, 3M Company and 3M Innovative Properties (“3M”) brought a lawsuit against TransWeb in the United States District Court for the District of Minnesota, alleging that certain TransWeb products infringe certain 3M patents.  Shortly after receiving service of process in this litigation, TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe.  3M withdrew its Minnesota action, and the parties are currently litigating the matter in New Jersey.  The litigation in question was filed and underway before the Company acquired TransWeb in December 2010, but the Company assumed the risk of this litigation as a result of the acquisition.  The Company is vigorously defending the action and pursuing related claims.  In this regard, on June 3, 2011, TransWeb filed a Second Amended Complaint against 3M, (i) seeking declaratory judgment that the asserted 3M patents are invalid, the TransWeb products in question do not infringe, and the 3M patents are unenforceable due to inequitable conduct by 3M in obtaining the patents, (ii) alleging patent infringement by 3M of a patent held by TransWeb, and (iii) alleging antitrust violations by 3M in connection with the personal respirator market. The Company has since dropped its patent infringement allegations against 3M, but continues to allege and pursue its inequitable conduct and antitrust claims. On May 24, 2012, the court tentatively set the case for trial on September 4, 2012, which the court subsequently postponed until October 29, 2012. Each side has also filed dispositive motions seeking the court to rule, as a matter, of law, that it is entitled to judgment in their respective favor in respect of one or more aspects of the case. The Company is unable to predict how or when the court will rule on these motions.

The Company acquired TransWeb on December 29, 2010 (see Note 2).  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  Any litigation related amounts incurred in excess of the amount withheld will be expensed and paid by the Company. The Company currently does not anticipate total litigation related amounts to exceed the amount withheld. 3M is not seeking damages in connection with its allegations, but rather is seeking only forward-looking injunctive relief to bar TransWeb from selling products that infringe the 3M patents at issue. During the quarter and nine months ended September 1, 2012, the Company applied legal charges of $2,014 and $6,421 against the withheld payment, leaving a remaining balance of $4,250, which is included in Other accrued liabilities (see Note 7).  Since the acquisition, the Company has applied legal charges of $12,750 against the withheld payment.

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

Other Contingencies

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other employees.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

12.	EARNINGS PER SHARE AND STOCK REPURCHASE ACTIVITY

Diluted earnings per share reflect the impact of outstanding stock options as if exercised during the periods presented using the treasury stock method.  The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

	Quarter Ended		Nine Months Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Weighted average number of shares outstanding - Basic	50,283,340	50,527,206	50,357,567	50,563,556
Dilutive effect of stock-based arrangements	580,554	673,035	621,975	693,065
Weighted average number of shares outstanding - Diluted	50,863,894	51,200,241	50,979,542	51,256,621

Net earnings attributable to CLARCOR Inc.	$30,270	$32,070	$86,676	$86,759

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.60	$0.63	$1.72	$1.72
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.60	$0.63	$1.70	$1.69

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	Quarter Ended		Nine Months Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	508,350	60,000	509,600	60,000
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$5,341	$9,312	$16,724	$18,204
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	110,300	222,051	337,800	427,051

As of September 1, 2012, there was approximately $187,682 available under the Company’s $250,000 stock repurchase program for future purchases.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

13.	SEGMENT INFORMATION

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

Segment information is summarized as follows:

	Quarter Ended		Nine Months Ended
	September 1, 2012	August 27, 2011	September 1, 2012	August 27, 2011
Net sales:
Engine/Mobile Filtration	$126,903	$129,467	$377,863	$372,071
Industrial/Environmental Filtration	138,532	132,380	394,275	377,998
Packaging	21,298	22,972	56,714	69,003
	$286,733	$284,819	$828,852	$819,072

Operating profit:
Engine/Mobile Filtration	$28,478	$30,175	$81,403	$80,969
Industrial/Environmental Filtration	15,741	13,650	44,193	37,077
Packaging	1,962	2,636	4,008	8,486
	46,181	46,461	129,604	126,532
Other income (expense), net	(206)	99	404	(318)
Earnings before income taxes	$45,975	$46,560	$130,008	$126,214

	September 1, 2012	December 3, 2011
Identifiable assets:
Engine/Mobile Filtration	$362,870	$338,197
Industrial/Environmental Filtration	704,820	693,266
Packaging	39,930	39,571
Corporate	73,799	63,899
	$1,181,419	$1,134,933

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and accompanying notes and with the audited Consolidated Financial Statements and accompanying notes included in the 2011 Form 10-K.  Except as otherwise set forth herein, references to particular years refer to our applicable fiscal year.  The analysis of operating results focuses on our three reportable business segments:  Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands except per share data)

	Third Quarter					First Nine Months
			Change					Change
	2012	2011	$	%		2012	2011	$	%
Net sales	$286,733	$284,819	$1,914	1%		$828,852	$819,072	$9,780	1%
Cost of sales	191,845	188,945	2,900	2%		549,563	542,783	6,780	1%
Gross profit	94,888	95,874	(986)	-1%		279,289	276,289	3,000	1%
Selling and administrative expenses	48,707	49,413	(706)	-1%		149,685	149,757	(72)	—%
Operating profit	46,181	46,461	(280)	-1%		129,604	126,532	3,072	2%
Other income (expense)	(206)	99	(305)			404	(318)	722
Provision for income taxes	15,564	14,401	1,163	8%		43,026	39,253	3,773	10%
Net earnings attributable to CLARCOR	30,270	32,070	(1,800)	-6%		86,676	86,759	(83)	—%
Weighted average diluted shares	50,864	51,200	(336)	-1%		50,980	51,257	(277)	-1%
Diluted earnings per share attributable to CLARCOR	$0.60	$0.63	$(0.03)	-5%		$1.70	$1.69	$0.01	1%

Percentages:
Gross margin	33.1%	33.7%		-0.6	pt	33.7%	33.7%		—	pt
Selling and administrative percentage	17.0%	17.4%		-0.4	pt	18.1%	18.3%		-0.2	pt
Operating margin	16.1%	16.3%		-0.2	pt	15.6%	15.4%		0.2	pt
Effective tax rate	33.9%	30.9%		3.0	pt	33.1%	31.1%		2.0	pt
Net earnings margin	10.6%	11.3%		-0.7	pt	10.5%	10.6%		-0.1	pt

Third Quarter

Net Sales

Net sales increased $1.9 million, or 1%, in the third quarter of 2012 from the third quarter of 2011. Estimated components of this 1% increase in net sales are as follows:

Volume	2%
Pricing	1%
Foreign exchange	(2)%
1%

Our $1.9 million, or 1%, increase in net sales in the third quarter of 2012 from the third quarter of 2011 was due to a $6.2 million, or 5%, increase in net sales at our Industrial/Environmental Filtration segment partially offset by a $2.6 million, or 2%, reduction in net sales at our Engine/Mobile Filtration segment and a $1.7 million, or 7%, reduction in net sales at our Packaging segment.

•
The 5% increase in net sales at our Industrial/Environmental Filtration segment was influenced by 11% higher foreign sales and a 2% increase in sales within the U.S. Foreign sales, which increased 20% when adjusted for changes in foreign currency, were driven by higher natural gas vessel and aftermarket filter sales in Asia and other geographies throughout the world including sales arising from our acquisition of Modular Engineering in Australia in the second quarter of 2012. The 2% increase in U.S. sales in this segment was primarily the result of higher sales at our Total Filtration Services (TFS) distribution business and higher natural gas vessel and aftermarket filter sales offset by lower sales of aviation and marine fuel filtration vessels and aftermarket filters to both commercial and military customers and lower sales of filtration media to third-party customers.

•
The 2% decline in net sales at our Engine/Mobile Filtration segment was the result of a 1% decline in U.S. sales and a 3% reduction in sales outside the U.S. Lower growth in the U.S. was due to continued softness in heavy-duty engine filter order volume from our independent distributors--our primary distribution channel. The 3% reduction in foreign sales was negatively influenced by changes in foreign currency exchange rates. When adjusted for foreign currency, sales outside the U.S. increased 2% compared with the third quarter of 2011. These higher foreign sales were the result of higher sales in Europe and Africa and increased export sales of heavy-duty engine filtration products from the U.S.

•
The 7% reduction in net sales at our Packaging segment was primarily driven by lower confection and smokeless tobacco packaging sales. The reduction in confection packaging sales was due to business lost at the end of 2011 from a large customer. The decline in smokeless tobacco packaging sales was due to one of our customers qualifying a second sourced supplier at the end of 2011, which we believe was due to their corporate policy.

Cost of Sales

Our cost of sales increased $2.9 million, or 2%, in the third quarter of 2012 from the third quarter of 2011. This increase was greater than the 1% increase in net sales. As a result, our cost of sales as percentage of net sales increased to 66.9% from 66.3% in the third quarter of 2011. Our material costs increased approximately 1% from the third quarter of 2011. However, we were effectively able to pass through these higher material costs through 1% higher pricing to our customers. As a result, our material cost as a percentage of net sales remained relatively flat in the third quarter of 2012 compared with the last year's third quarter. All other manufacturing costs including direct labor and manufacturing overhead increased 5% compared with the 1% increase in net sales from the third quarter of 2011. As a result, our gross margin percentage in the third quarter of 2012 declined to 33.1% from 33.7% in last year's third quarter.

Selling and Administrative Expenses

Selling and administrative expenses declined $0.7 million, or 1%, in the third quarter of 2012 from the third quarter of 2011. This reduction was primarily the result of lower compensation expense related to our company-wide profit sharing program partially offset by higher employee costs to support anticipated future growth and higher bad debt expense due to a significant recovery in the third quarter of 2011. Since selling and administrative expenses decreased 1% while sales increased 1%, our selling and administrative expenses as a percentage of net sales decreased to 17.0% in the third quarter of 2012 from 17.4% in last year's third quarter.

First Nine Months

Net Sales

Net sales increased $9.8 million, or 1%, in the first nine months of 2012 from the first nine months of 2011. Estimated components of this 1% increase in net sales are as follows:

Volume	1%
Pricing	1%
Foreign exchange	(1)%
1%

Our $9.8 million, or 1%, increase in net sales was due to a combined $22.1 million, or 3%, increase in net sales at our Engine/Mobile Filtration and Industrial/Environmental Filtration segments partially offset by a $12.3 million, or 18%, reduction in net sales at our Packaging segment.

•
Net sales at our Engine/Mobile Filtration segment increased 2%, including a 3% increase in U.S. sales and a 1% reduction in foreign sales. Our growth in the U.S. was driven by strong heavy-duty engine filter aftermarket demand in the first quarter partially offset by slower sales growth rates in the second and third quarters. Lower foreign sales were negatively influenced by changes in foreign currency exchange rates. When adjusted for foreign currency, sales outside the U.S. increased 2% in the first nine months of 2012--heavily influenced by strong heavy-duty engine filtration product export growth offset by a decline in heavy-duty engine filter sales in China due to lower diesel engine manufacturing volume.

•
Net sales at our Industrial/Environmental Filtration segment increased 4%, including a 5% increase in the U.S. and a 3% increase in foreign markets. Higher sales in the U.S. were primarily the result of higher sales at our Total Filtration Services (TFS) distribution business and higher natural gas vessel sales to support shale gas drilling activity partially offset by lower sales of aviation and marine fuel filtration vessels and aftermarket filters to both commercial and military customers. The 3% increase in foreign sales was negatively influenced by changes in foreign currency exchange rates. When adjusted for foreign currency, sales outside the U.S. increased 9% compared with the first nine months of 2011. These higher foreign sales were driven by higher natural gas vessel and aftermarket filter sales in Asia and other geographies throughout the world including sales arising from our acquisition of Modular Engineering in Australia in the second quarter of 2012.

•
The $12.3 million, or 18%, reduction in net sales at our Packaging segment was primarily driven by lower smokeless tobacco and confection packaging sales and lower sales in other markets due to inventory and production scheduling adjustments by our customers. The decline in smokeless tobacco packaging sales was due to one of our customers qualifying a second sourced supplier at the end of 2011 which we believe was due to their corporate policy, and the reduction in confection packaging sales was due to lost business from a large customer at the end of 2011.

Cost of Sales

Our cost of sales increased $6.8 million, or 1%, in the first nine months of 2012 from the first nine months of 2011. This 1% increase in cost of sales was in line with our 1% increase in net sales. As a result, our cost of sales as a percentage of net sales remained constant at 66.3%. Our material costs increased approximately 2% from the first nine months of 2011. However, we were effectively able to pass through these higher material costs through 1% higher pricing to our customers. As a result, our material costs as a percentage of net sales remained relatively constant in the first nine months of 2012 from the first nine months last year. All other manufacturing costs including direct labor and manufacturing overhead increased consistent with the 1% increase in net sales from the first nine months of 2011. As a result, our gross margin percentage in the first nine months of 2012 remained unchanged from 33.7% in the first nine months of 2011.

Selling and Administrative Expenses

Selling and administrative expenses declined less than 1% in the first nine months of 2012 from the first nine months of 2011. This reduction was primarily the result of lower compensation expense related to our company-wide profit sharing program, partially offset by higher employee costs, higher bad debt expense in part due to a significant recovery in the third quarter of 2011 and a payment for the settlement of a patent dispute in the first quarter of 2012. Since selling and administrative expenses declined less than 1% while net sales increased 1%, our selling and administrative expenses as a percentage of net sales declined to 18.1% from 18.3% in the first nine months of last year.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Acquisitions

The acquisition of PDDA Filtration, Inc. ("PDDA") on December 30, 2011 and the acquisition of Modular Engineering Company Pty Ltd. ("Modular") on May 9, 2012 increased our 2012 net sales and operating profit as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Net sales	$3,882	$6,185
Operating profit	261	387

•	Foreign Exchange

The average exchange rate for foreign currencies versus the U.S. dollar unfavorably impacted our 2012 translated U.S. dollar value of net sales and operating profit compared to the same periods in 2011 as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Net sales	$(5,784)	$(10,452)
Operating profit	(952)	(1,796)

•	Other income (expense)

Interest expense

Net interest expense in the third quarter and the first nine months of each 2012 and 2011 was not significant.

Foreign currency gains (losses)

We recognized foreign currency gains (losses) in other income (expense) as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
2012	$(184)	$(701)
2011	126	(284)

Other income (expense)

Other income (expense) in the first nine months of 2012 included the receipt of a $1.2 million dividend pursuant to our investment in BioProcess Algae LLC.

•	Provisions for income taxes

Our higher effective tax rates for the third quarter and first nine months of 2012 compared with the same periods in 2011 were primarily due to the research and experimentation tax credit not being renewed for 2012 and a $1.0 million tax benefit related to the release of a valuation allowance at a foreign subsidiary in 2011 that did not recur in 2012. This $1.0 million tax benefit lowered the third quarter 2011 average tax rate by approximately 2.2 percentage points.

•	Shares outstanding

Average diluted shares outstanding declined 0.3 million shares in both the third quarter and first nine months of 2012 compared with the same prior year periods as our repurchases of common stock were only partially offset by incremental dilutive shares related to the issuance of stock options and restricted shares.

SEGMENT ANALYSIS

	Third Quarter				First Nine Months
(Dollars in thousands)	2012	% Total	2011	% Total	2012	% Total	2011	% Total
Net sales:
Engine/Mobile Filtration	$126,903	44%	$129,467	45%	$377,863	46%	$372,071	45%
Industrial/Environmental Filtration	138,532	48%	132,380	46%	394,275	48%	377,998	46%
Packaging	21,298	8%	22,972	9%	56,714	6%	69,003	9%
	$286,733	100%	$284,819	100%	$828,852	100%	$819,072	100%

Gross profit:
Engine/Mobile Filtration	$45,830	48%	$48,474	51%	$137,565	49%	$136,869	50%
Industrial/Environmental Filtration	44,963	47%	42,489	44%	131,132	47%	123,556	45%
Packaging	4,095	5%	4,911	5%	10,592	4%	15,864	5%
	$94,888	100%	$95,874	100%	$279,289	100%	$276,289	100%

Operating profit:
Engine/Mobile Filtration	$28,478	62%	$30,175	65%	$81,403	63%	$80,969	64%
Industrial/Environmental Filtration	15,741	34%	13,650	29%	44,193	34%	37,077	29%
Packaging	1,962	4%	2,636	6%	4,008	3%	8,486	7%
	$46,181	100%	$46,461	100%	$129,604	100%	$126,532	100%

Gross margin:
Engine/Mobile Filtration	36.1%		37.4%		36.4%		36.8%
Industrial/Environmental Filtration	32.5%		32.1%		33.3%		32.7%
Packaging	19.2%		21.4%		18.7%		23.0%
	33.1%		33.7%		33.7%		33.7%

Operating margin:
Engine/Mobile Filtration	22.4%		23.3%		21.5%		21.8%
Industrial/Environmental Filtration	11.4%		10.3%		11.2%		9.8%
Packaging	9.2%		11.5%		7.1%		12.3%
	16.1%		16.3%		15.6%		15.4%

Engine/Mobile Filtration Segment

	Third Quarter
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$126,903	$129,467	$(2,564)	-2%
Cost of sales	81,073	80,993	80	—%
Gross profit	45,830	48,474	(2,644)	-5%
Selling and administrative expenses	17,352	18,299	(947)	-5%
Operating profit	28,478	30,175	(1,697)	-6%

Gross margin	36.1%	37.4%		-1.3	pt
Selling and administrative percentage	13.7%	14.1%		-0.4	pt
Operating margin	22.4%	23.3%		-0.9	pt

	First Nine Months
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$377,863	$372,071	$5,792	2%
Cost of sales	240,298	235,202	5,096	2%
Gross profit	137,565	136,869	696	1%
Selling and administrative expenses	56,162	55,900	262	—%
Operating profit	81,403	80,969	434	1%

Gross margin	36.4%	36.8%		-0.4	pt
Selling and administrative percentage	14.9%	15.0%		-0.1	pt
Operating margin	21.5%	21.8%		-0.3	pt

Our Engine/Mobile Filtration segment primarily sells aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine truck filters produced at our Baldwin business unit.

Net Sales

The changes in net sales for our Engine/Mobile Filtration segment in the third quarter and nine months year to date of 2012 from comparable periods in 2011 are detailed in the following tables:

	Third Quarter	First Nine Months
Volume	—%	2%
Pricing	—%	1%
Foreign exchange	(2)%	(1)%
	(2)%	2%

(Dollars in thousands)	Third Quarter	First Nine Months
2011	$129,467	$372,071

U.S. net sales	(871)	7,599
Foreign net sales (including export)	964	2,661
Foreign exchange	(2,657)	(4,468)
Net (decrease) increase	(2,564)	5,792

2012	$126,903	$377,863

The net changes in U.S. net sales for our Engine/Mobile Filtration segment in the third quarter and nine months year to date of 2012 from comparable periods in 2011 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Heavy-duty engine filters	$(1,687)	$6,337
Locomotive filters	516	364
Other	300	898
(Decrease) increase in U.S. net sales	$(871)	$7,599

Our U.S. net sales declined 1% in the third quarter but increased 2% in the first nine months of 2012 compared with the same periods in 2011. The 1% decline in U.S. net sales in the third quarter of 2012 was primarily the result of lower heavy-duty engine filtration product sales partially offset by higher sales of locomotive filters to support Class I railroad customers. The reduction in third quarter net sales of heavy-duty engine filters was driven by lower year-over-year demand from our U.S. independent distributors--our primary distribution channel. We believe that our independent distributors have been negatively impacted by slower current and expected future industry demand. However, we believe we have maintained our market share through the first nine months of 2012 as we have added independent distributors on a net basis, and we have recently developed and launched significant aftermarket programs with major original equipment manufacturers. We launched these programs in the third quarter of 2012, but the full aftermarket sales potential of these programs is not expected to be realized until the end of 2013. The 2% growth in U.S. net sales in the first nine months of 2012 was the result of 12% growth in the first quarter offset by slower growth in both the second and third quarters due to slower industry demand.

To further illustrate the drivers behind our net sales results, the net changes in foreign net sales (adjusted for changes in foreign currency) for our Engine/Mobile Filtration segment in the third quarter and nine months year to date of 2012 from comparable periods in 2011 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Local sales in Europe, North and South Africa, Australia and Mexico	$461	$2,800
China first-fit OEM filter sales	236	(4,110)
Export sales primarily to Canada, Southeast Asia, South America and the Middle East	228	3,953
Other	39	18
Increase in foreign net sales	$964	$2,661

Lower heavy-duty engine filter sales in China in the first nine months of 2012 were primarily the result of a reduction in local diesel engine manufacturing volume in 2012 compared with 2011 due to macroeconomic issues.

Cost of Sales

Cost of sales increased slightly in the third quarter of 2012 compared with the third quarter of 2011 despite a 2% reduction in net sales. Our material costs declined approximately 1% while our pricing remained flat compared with the third quarter of 2011. As a result, our material cost as a percentage of net sales remained relatively flat from the third quarter of 2011. Other components of cost of sales, including direct labor and manufacturing overhead, increased about 2% while net sales declined 2% primarily reflecting lower absorption of fixed manufacturing costs due to lower net sales. As a result, costs of sales as a percentage of net sales increased to 63.9% in the third quarter of 2012 from 62.6% in last year's third quarter.

Cost of sales increased $5.1 million, or 2%, in the first nine months of 2012 from the first nine months of 2011. This increase was primarily the result of the 2% increase in net sales in the first nine months of 2012 compared with the same period last year. Although material costs increased about 1%, we were able to pass through these higher material costs to our customers through 1% higher pricing. As a result, our material cost as a percentage of net sales increased only slightly in the first nine months of 2012 compared with the first nine months of 2011. Other components of cost of sales including direct labor and manufacturing overhead increased less than 3% while net sales increased 2%. As a result, costs of sales as a percentage of net sales increased to 63.6% in the first nine months of 2012 from 63.2% in the first nine months of 2011.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.9 million, or less than 5%, in the third quarter of 2012 from the third quarter of 2011. This reduction was primarily the result of lower incentive compensation and legal expenses, due to the settlement of various legal proceedings in previous quarters, offset by higher employee costs. With selling and administrative expenses in this segment declining 5% while our net sales declined 2%, our selling and administrative expenses as a percentage of net sales declined to 13.7% in the third quarter of 2012 from 14.1% in the third quarter of 2011.

Selling and administrative expenses increased $0.3 million, or less than 1%, in the first nine months of 2012 from the first nine months of 2011. This increase was primarily the result of higher employee costs to support anticipated future domestic and foreign growth and a payment for the settlement of a patent dispute partially offset by lower legal expenses, due to the settlement of various legal proceedings, and lower incentive compensation expense. With selling and administrative expenses increasing less than 1% while our net sales increased 2%, our selling and administrative expenses as a percentage of net sales declined to 14.9% in the first nine months of 2012 from 15.0% in the first nine months of 2011.

Industrial/Environmental Filtration Segment

	Third Quarter
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$138,532	$132,380	$6,152	5%
Cost of sales	93,569	89,891	3,678	4%
Gross profit	44,963	42,489	2,474	6%
Selling and administrative expenses	29,222	28,839	383	1%
Operating profit	15,741	13,650	2,091	15%

Gross margin	32.5%	32.1%		0.4	pt
Selling and administrative percentage	21.1%	21.8%		-0.7	pt
Operating margin	11.4%	10.3%		1.1	pt

	First Nine Months
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$394,275	$377,998	$16,277	4%
Cost of sales	263,143	254,442	8,701	3%
Gross profit	131,132	123,556	7,576	6%
Selling and administrative expenses	86,939	86,479	460	1%
Operating profit	44,193	37,077	7,116	19%

Gross margin	33.3%	32.7%		0.6	pt
Selling and administrative percentage	22.1%	22.9%		-0.8	pt
Operating margin	11.2%	9.8%		1.4	pt

Our Industrial/Environmental Filtration segment sells a variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and aftermarket filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the third quarter and nine months year to date of 2012 from comparable periods in 2011 are detailed in the following tables:

	Third Quarter	First Nine Months
Volume	6%	4%
Pricing	1%	2%
Foreign exchange	(2)%	(2)%
	5%	4%

(Dollars in thousands)	Third Quarter	First Nine Months
2011	$132,380	$377,998

U.S. net sales	2,346	12,788
Foreign net sales (including export)	6,932	9,473
Foreign exchange	(3,126)	(5,984)
Net increase	6,152	16,277

2012	$138,532	$394,275

The net changes in U.S. net sales for our Industrial/Environmental Filtration segment in the third quarter and nine months year to date of 2012 from comparable periods in 2011 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Filter sales through Total Filtration Services ("TFS")	$2,698	$7,894
Natural gas - vessels and aftermarket filters	2,525	4,671
Dust collector systems	903	2,144
Filtration media sales through TransWeb	(1,579)	(1,950)
Air filtration	(1,259)	379
Aviation - vessels and aftermarket filters	(630)	(2,439)
Aerospace, oil drilling and other industrial filters	(419)	2,022
Other	107	67
Increase in U.S. net sales	$2,346	$12,788

•
Higher sales at TFS were in part the result of the acquisition of PDDA Filtration, Inc. in the first quarter of 2012 which contributed $0.9 million of U.S. net sales in the third quarter and $2.7 million in the first nine months of 2012. The balance of the net sales increase at TFS was the result of higher filter sales to a variety of markets including automotive, metals, food and beverage, oil and gas, chemical and general industrial.

•
Higher sales in the natural gas market in the third quarter and first nine months of 2012 compared with the same periods last year were primarily due to higher vessel and aftermarket filter sales to support natural gas drilling, processing and delivery from shale formations

•	Higher dust collector system sales were the result of higher OEM sales of Dust Hog® products including weld fume collection systems

•	Lower sales of filtration media at TransWeb is primarily the result of lower order volume from a significant customer due to slower industry demand in the end-market it serves

•
Sales of air filtration products declined in the third quarter of 2012 from last year's third quarter primarily due to the loss of a low margin retail account and lower swine filtration product sales pursuant to the negative impact of the summer drought in the U.S. Higher sales in the first nine months of 2012 were driven by sales from a significant new commercial customer commencing in the third quarter of 2011 and the impact of a price increase in the first half of 2012 partially offset by lower retail and swine filtration product sales.

•
Lower sales in the aviation and marine fuel filtration markets in the third quarter and the first nine months of 2012 were the result of reduced sales to both commercial and military customers. Lower sales in commercial aviation were due to lower aftermarket filter demand as several airports have removed fueling equipment from service in addition to lower vessel demand as the pace of airport build and expansion in the U.S. has declined. The reduction in U.S. military aviation and marine sales was primarily due to the significant decline in U.S. military operations around the world.

•
Lower sales to the aerospace, oil drilling and other industrial markets in the third quarter of 2012 were primarily due to lower filtration sales to the commercial aerospace market as a primary customer adjusted its inventory levels. Higher sales in the first nine months of 2012 were driven by higher sales of off-shore oil drilling filtration products and higher general industrial filter sales.

To further illustrate the drivers behind our net sales results, the net changes in foreign net sales (adjusted for changes in foreign currency) for our Industrial/Environmental Filtration segment in the third quarter and nine months year to date of 2012 from comparable periods in 2011 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Natural gas vessel and aftermarket filter sales (Asia, Mexico, Canada)	$3,438	$7,726
Acquisition of Modular Engineering Company (Australia)	3,043	3,660
Aviation vessel and aftermarket filter sales (Europe)	443	(1,362)
Dust collector sales (Europe)	182	2,186
Off-shore oil drilling filter export sales (Europe, Asia)	435	(2,555)
Other	(609)	(182)
Increase in foreign net sales	$6,932	$9,473

Cost of Sales

Cost of sales increased $3.7 million, or 4%, in the third quarter of 2012 from the third quarter of 2011 while net sales increased 5%. As a result, our cost of sales as a percentage of net sales declined to 67.5% in the third quarter of 2012 from 67.9% in the third quarter of 2011. Although material costs increased about 2%, we were able to pass through these higher material costs to our customers through 1% higher pricing. As a result, our material cost as a percentage of net sales remained relatively flat compared with the third quarter of 2011. Other components of cost of sales including direct labor and manufacturing overhead increased in-line with the 5% increase in net sales.

Cost of sales increased $8.7 million, or 3%, in the first nine months of 2012 from the first nine months of 2011 while net sales increased 4%. As a result, our cost of sales as a percentage of net sales declined to 66.7% from 67.3% in the first nine months of 2011. Although material cost increased about 3%, we were able to pass through these higher material costs to our customers through 2% higher pricing. As a result, our material cost as a percentage of net sales remained relatively flat compared with the first nine months of 2011. Other components of cost of sales including direct labor and manufacturing overhead increased 3% or less than the 4% increase in net sales--reflective of labor efficiencies and overhead absorption benefits driven by the higher volume.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.4 million, or 1%, in the third quarter of 2012 from the third quarter of 2011. This increase was primarily the result of a significant bad debt recovery in last year's third quarter. With selling and administrative expenses increasing 1% while our net sales increased 5%, we reduced our selling and administrative expenses as a percentage of net sales to 21.1% in the third quarter of 2012 from 21.8% in last year's third quarter.

Selling and administrative expenses increased $0.5 million, or 1%, in the first nine months of 2012 from the first nine months of 2011. This increase was primarily the result of a significant bad debt recovery in last year's third quarter. With selling and administrative expenses increasing less than 1% while our net sales increased 4%, we reduced our selling and administrative expenses as a percentage of net sales to 22.1% in the first nine months of 2012 from 22.9% in the first nine months of last year.

Packaging Segment

	Third Quarter
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$21,298	$22,972	$(1,674)	-7%
Cost of sales	17,203	18,061	(858)	-5%
Gross profit	4,095	4,911	(816)	-17%
Selling and administrative expenses	2,133	2,275	(142)	-6%
Operating profit	1,962	2,636	(674)	-26%

Gross margin	19.2%	21.4%		-2.2	pt
Selling and administrative percentage	10.0%	9.9%		0.1	pt
Operating margin	9.2%	11.5%		-2.3	pt

	First Nine Months
			Change
(Dollars in thousands)	2012	2011	$	%
Net sales	$56,714	$69,003	$(12,289)	-18%
Cost of sales	46,122	53,139	(7,017)	-13%
Gross profit	10,592	15,864	(5,272)	-33%
Selling and administrative expenses	6,584	7,378	(794)	-11%
Operating profit	4,008	8,486	(4,478)	-53%

Gross margin	18.7%	23.0%		-4.3	pt
Selling and administrative percentage	11.5%	10.7%		0.8	pt
Operating margin	7.1%	12.3%		-5.2	pt

Our Packaging segment manufactures and sells consumer and industrial packaging products.

Net Sales

The $1.7 million, or 7%, reduction in net sales in the third quarter and the $12.3 million, or 18%, reduction in net sales in the first nine months of 2012 at our Packaging segment from comparable periods last year are detailed in the following table:

(Dollars in thousands)	Third Quarter	First Nine Months
Confection packaging	$(2,180)	$(5,038)
Smokeless tobacco packaging	(1,087)	(3,744)
Spice packaging	912	(160)
Promotional packaging	520	230
Film packaging	163	(733)
Decorated flat sheet metal	34	(3,032)
Other	(36)	188
Decrease in U.S. net sales	$(1,674)	$(12,289)

The reduction in confection sales for the third quarter and the first nine months of 2012 was primarily due to the loss of a single product packaging business from a large customer at the end of 2011. Lower sales of smokeless tobacco packaging for the third quarter and the first nine months of 2012 was primarily due to one of our major customers having qualified a second supplier which we believe was due to their corporate policy. Lower film packaging sales in the first nine months of 2012 was driven by lower general demand for film products and also influenced by the bankruptcy of Kodak. Lower sales of decorated flat sheet metal in the first nine months of 2012 was due to lost business and lower general demand from several customers.

Cost of Sales

Cost of sales declined $0.9 million, or 5%, in the third quarter of 2012 from the third quarter of 2011. This reduction was primarily driven by the 7% reduction in net sales. Cost of sales as a percentage of net sales increased to 80.8% in the third quarter of 2012 from 78.6% in the third quarter of 2011. This increase was primarily related to lower absorption of fixed manufacturing costs pursuant to the reduction in net sales partially offset by lower material costs as a percentage of net sales primarily from a change in product mix.

Cost of sales declined $7.0 million, or 13%, in the first nine months of 2012 from the first nine months of 2011. This reduction was primarily driven by the 18% reduction in net sales. Cost of sales as a percentage of net sales increased to 81.3% in the first nine months of 2012 from 77.0% in the first nine months year of 2011. This increase was primarily related to lower absorption of fixed manufacturing costs pursuant to the reduction in net sales partially offset by lower material costs as a percentage of sales from a change in product mix.

Selling and Administrative Expenses

Selling and administrative expenses declined $0.1 million, or 6%, in the third quarter of 2012 from the third quarter of 2011. Since the percentage reduction in selling and administrative expenses was less than the 7% reduction in net sales, selling and administrative expenses as percentage of net sales increased to 10.0% in the third quarter of 2012 from 9.9% in the third quarter of 2011.

Selling and administrative expenses declined $0.8 million, or 11%, in the first nine months of 2012 from the first nine months of 2011. Since the percentage reduction in selling and administrative expenses was less than the 18% reduction in net sales, selling and administrative expenses as a percentage of net sale increased to 11.5% from 10.7% in the first nine months of 2012. The $0.8 million reduction in selling and administrative expense was across many categories as we actively managed our discretionary costs in response to lower sales and was partially offset by $0.2 million of bad debt expense recognized in the first quarter of 2012 pursuant to the Kodak bankruptcy.

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

We had cash, cash equivalents and restricted cash of $166.2 million at the end of the third quarter of 2012.  Approximately $85.4 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.7 at the end of the third quarter of 2012 decreased from 3.8 at year-end 2011.  This decrease was primarily due to a $20.4 million increase to other current liabilities as a result of certain pension benefit payments that become due in fiscal 2013. This was partially offset by a $9.8 million reduction in accounts payable and accrued liabilities due primarily to a $11.2 million reduction in accrued incentive compensation for our company-wide profit sharing program as we paid amounts due under our 2011 profit-sharing program in the first quarter of 2012.

We entered into our new Credit Facility in April 2012 under which we may borrow up to $150.0 million under a selection of currencies and rate formulas. Our Credit Facility includes an accordion feature that will allow us to increase the Credit Facility by up to $100.0 million subject to securing additional commitments from existing lenders or new lending institutions. We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under our Credit Facility.  At our election, the interest rate under our Credit Facility is based upon either a defined base rate or LIBOR plus an applicable margin.  At the end of the third quarter of 2012, the one-month LIBOR interest rate plus margin was 0.8%.  At the end of the third quarter of 2012, there were no borrowings outstanding on our Credit Facility, but we had approximately $16.0 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $134.0 million available for further borrowing at the end of the third quarter of 2012. Our Credit Facility expires in April 2017.

Total long-term debt of $16.6 million at the end of the third quarter of 2012 included $15.8 million outstanding on industrial revenue bonds and $0.9 million of other long-term debt.  At the end of the third quarter of 2012, we were in compliance with all financial covenants as included in our Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 1.8% at the end of the third quarter of 2012 down from 2.0% at year-end 2011.

We had 50.1 million shares of common stock outstanding at the end of the third quarter of 2012, consistent with the amount outstanding at year-end 2011.  Shares issued pursuant to stock incentive plans were offset by shares repurchased in the nine months year to date of 2012.  Shareholders’ equity increased to $896.8 million at the end of the third quarter of 2012 from $835.6 million at year-end 2011.  This $61.2 million increase resulted mainly from additional net earnings of $86.7 million, items related to stock compensation and option activity pursuant to incentive plans of $11.4 million, pension amounts affecting Accumulated other comprehensive loss of $3.2 million partially offset by dividend payments of $18.1 million, stock repurchases of $16.7 million and currency translation adjustments of $5.5 million.

Cash Flow

Net cash provided by operating activities increased $10.5 million to $79.8 million in the first nine months of 2012 from $69.3 million in the first nine months of 2011.  This increase was primarily due to a change of $9.7 million in the non-cash adjustment for deferred taxes.

Net cash used in investing activities increased $10.7 million in the first nine months of 2012 from the first nine months of 2011 primarily due to a $12.7 million increase in capital expenditures primarily related to the expansion of our heavy-duty engine filter facility in Yankton, South Dakota, offset by a $2.2 million decrease to Business acquisitions, net of cash acquired.

Net cash used in financing activities increased $1.6 million in the first nine months of 2012 from the first nine months of 2011 primarily as the result of a $2.2 million increase in dividends paid and a $1.5 million decrease in cash paid for the repurchase of common stock.

We will continue to assess repurchases of our common stock. In June 2010, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first nine months of 2012, we repurchased and retired 0.3 million shares of our common stock for $16.7 million at an approximate average price of $49.51.  At the end of the third quarter of 2012, there was approximately $187.7 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the third quarter of 2012, our gross liability for uncertain income tax provisions was $2.9 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2011 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the nine months year to date of 2012 or fiscal year 2011.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Third Quarter 2012 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•	statements related to sales potential of the launch of our new OEM aftermarket programs;

•	statements related to future repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources, borrowing capacity and compliance with financial covenants under the Credit Facility;

•	statements related to anticipated total litigation related amounts with respect to the 3M lawsuit referenced in Note 11; and

•	any other statements or assumptions that are not historical facts.

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

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2012 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this Third Quarter 2012 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Third Quarter 2012 Form 10-Q.

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

Item 4. Controls and Procedures

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 1, 2012.

Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) of the Exchange Act were effective as of September 1, 2012, in achieving the objectives for which they were designed.  No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended September 1, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this Third Quarter 2012 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2010, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 110,300 shares of our common stock during the fiscal quarter ended September 1, 2012.  The amount of $187,681,767 remained available for purchase under such program at the end of the third quarter of 2012.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
June 3, 2012 through July 7, 2012	30,500	$49.10	30,500	$191,525,317
July 8, 2012 through August 4, 2012	39,900	$48.03	39,900	$189,608,739
August 5, 2012 through September 1, 2012	39,900	$48.30	39,900	$187,681,767
Total	110,300		110,300

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2012 Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

September 21, 2012	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

September 21, 2012	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer