Form 10-K
period 2012-12-01
CLARCOR INC.
filed 2013-01-25
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 1, 2012
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of registrant’s most recently completed second fiscal quarter was $2,396,337,260.
There were 49,614,725 shares of Common Stock outstanding as of January 21, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders (“Proxy Statement”), currently anticipated to be held on March 26, 2013, are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 1, 2012 .

PART I

Item 1. Business.

(a) General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware.  As used herein, the “Company” and terms such as “we,” “us” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30.  For fiscal year 2012, the year ended on December 1, 2012 and included 52 weeks.  For fiscal year 2011, the year ended on December 3, 2011 and included 53 weeks.  For fiscal year 2010, the year ended on November 27, 2010 and included 52 weeks.  In this 2012 Annual Report on Form 10-K (“2012 Form 10-K”), all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation.

Certain Significant Developments

Acquisitions

On May 9, 2012, the Company acquired 100% of the shares in Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing and the remaining purchase price will be made in equal annual installments on the first and second anniversaries of the closing date. Modular, a manufacturer of pressure vessels, process and storage tanks and other natural gas filtration products and a distributor of aftermarket elements, is located in Henderson, Western Australia. The acquisition of Modular gives the Company first-fit manufacturing capabilities in Western Australia, as well as a platform for aftermarket growth throughout the region. Modular has been combined into an existing Company subsidiary and Modular's results are included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

(b) Financial Information About Industry Segments

During fiscal year 2012, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.  These segments are discussed in greater detail below.  Financial information for each of the Company’s reportable segments for the fiscal years 2010 through 2012 is included in Note O to our Consolidated Financial Statements.

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

Raw Materials

The primary raw materials the Company uses to manufacture its products include various types of steel, adhesives, petrochemical-based materials and paper products and filter medias made from materials such as wood pulps, metals, polyester, polypropylene and other synthetic fibers, fiberglass and cotton.  All of these are purchased and are available from a variety of sources.  The Company experienced price volatility in fiscal year 2012 with raw material prices trending higher in most significant spend categories.  The Company was able to procure adequate supplies of raw materials throughout fiscal year 2012 and does not anticipate procurement problems in 2013, although the Company does believe that prices will generally continue to rise.

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

Customers

The 10 largest customers of the Engine/Mobile Filtration segment accounted for approximately 27% of the $503.6 million of fiscal year 2012 segment sales.

The 10 largest customers of the Industrial/Environmental Filtration segment accounted for approximately 12% of the $541.4 million of fiscal year 2012 segment sales.

The 10 largest customers of the Packaging segment accounted for approximately 73% of the $76.8 million of fiscal year 2012 segment sales.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2012 sales.

Backlog

At November 30, 2012, the Company had a backlog of open orders for products of approximately $135.0 million.  The backlog figure for November 30, 2011 was approximately $125.0 million.  Substantially all of the orders on hand at November 30, 2012 are expected to be filled during fiscal year 2013.  The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of fiscal year 2013 sales.

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

In fiscal year 2012, the Company employed approximately 144 professional employees on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products.  During this period the Company spent approximately $11.8 million on such activities as compared with $11.0 million for fiscal year 2011 and $9.8 million for fiscal year 2010.

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

Employees

As of November 30, 2012, the Company had approximately 5,417 employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note O to our Consolidated Financial Statements.  As noted therein, total international sales for the Company in fiscal year 2012 were $342.0 million.  In addition, see “Item 1A — Risk Factors” below for a discussion of certain risks of foreign operations.

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

Our corporate headquarters are located at 840 Crescent Centre Drive, Suite 600, Franklin TN 37067, and our telephone number is (615) 771-3100.  The Company’s corporate Internet site is www.CLARCOR.com.   The Company makes available on that site, free of charge, its Form 10-Ks, Form 10-Qs, Form 8-Ks and amendments to such reports, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC.  The information contained on the Company’s website is not incorporated herein or otherwise considered to be a part of this 2012 Form 10-K.

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

Item 1A. Risk Factors.

Our business faces a variety of risks.  These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our Common Stock could decline.  These risk factors should be read in conjunction with the other information in this 2012 Form 10-K.

Our business is affected by the health of the markets we serve.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial and trucking markets.  Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in fuel costs, although the replacement nature of our products helps mitigate the effects of these changes.  In addition, a general economic downturn may have an adverse effect on sales of more expensive filtration systems and products, such as capital equipment sold by our PECOFacet division (which may be affected by a decrease in the cost of oil and natural gas), United Air Specialists and our Facet companies.  An economic downturn in the markets we serve may result in reductions in sales and pricing of our products, which could materially reduce future earnings and cash flow.

Adverse U.S. and global economic conditions could materially and negatively affect our revenues, profitability and results of operations.

U.S. and global economic conditions remain uncertain. Because our business depends on the strength of economies in various parts of the world, primarily in North America, but increasingly in Europe and China, any deterioration in these economies could adversely impact our earnings.

Although improved from 2008 levels, the U.S. economy continues to show only weak to moderate growth, and the U.S. faces near term challenges such as excessive federal and state government debt, the cost and distraction of global military engagements , and the political uncertainties that are created by election cycles.

In Europe, the economies of various member-states in the European Union have experienced significant contraction, while unemployment rates, investment, access to capital and other traditional signals of financial health in many European countries are discouraging. European authorities have implemented and are considering a broad variety of governmental action and/or new regulation in the future, but there is no guarantee that any of these measures will have their desired effect in the foreseeable future, or at all.

While our current China sales are significantly less than either our U.S. or European sales, we anticipate China becoming more economically and strategically important to our business over time. If China experiences slowed or even negative economic growth, this would adversely impact our business there, as most of the sales we make in China are for domestic Chinese consumption and not for export. In addition, if adverse economic conditions in China were to cause a reduction of the level of infrastructure projects and lower diesel engine manufacturing volume in the country, this would likely have a negative effect on our Engine/Mobile Filtration segment sales there. This is because most of our current Engine/Mobile Filtration Sales in China are to original equipment manufacturers ("OEMs") that make large diesel engines for heavy duty equipment which is used in such infrastructure projects.

We face a customer concentration issue in China in our Engine/Mobile Filtration segment.

Unlike in the U.S., where the majority of our Engine/Mobile Filtration segment sales are to a variety of customers in the aftermarket, sales by this segment in China are predominantly to a relatively small number of OEMs. One of these OEM customers, Weichai Power Co. Ltd ("Weichai"), accounted for approximately 29% of our Engine/Mobile segment sales in China during fiscal year 2012. Our growth in China, a strategically important and potentially high growth market, currently depends in part on our ability to maintain a good and growing commercial relationship with Weichai and the other OEMs. If we are unsuccessful in this regard, this would have a material adverse effect on our potential future results of operations, and could significantly diminish the opportunities and growth in China for our Engine/Mobile Filtration segment.

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

While we spend (and intend to continue to spend) significant resources to combat these risks, including by understanding the patent landscape applicable to our operating companies, creating alternative products and product designs that fall outside of our competitors’ claimed patent rights, challenging patents which we believe to be invalid and attempting to build our own patent portfolio, there can be no guaranty that we will be successful. Any such failure could have a material adverse effect on the financial condition, results of operations, or prospects of the Company.

Examples of significant patent disputes that we face are the Donaldson and 3M/TransWeb litigations that are identified in Item 3 of this 2012 Form 10-K and referenced in Note L to our Consolidated Financial Statements.   While the Company believes in its positions with respect to these actions and is defending and pursuing them vigorously, doing so has required, and will continue to require, that we expend significant financial and human resources with no guaranty of success.

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

Some credit markets are relatively tight such that the ability to obtain new capital could be challenging and more expensive  in comparison to past years.  Although we believe that the banks under our current credit facility have adequate capital and resources, we can provide no assurance that all of these banks will continue to operate as a going concern in the future.  If any of the banks in the lending group of our credit facility were to struggle or fail, it is possible that the borrowing capacity under our credit facility would be reduced.  In the event that the availability under our credit facility were reduced significantly, we could be required to obtain capital from alternate sources in order to finance our capital needs, which could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.  Our options for addressing such capital constraints would include, but not be limited to (i) obtaining commitments from the remaining banks in the lending group or from new banks to fund increased amounts under the terms of our credit facility, (ii) accessing the public capital markets, or (iii) delaying certain of our existing development projects.

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

Approximately 31% of our sales result from exports to countries outside of the United States and from sales of our foreign business units.  As part of our business strategy, we expect to expand our international operations through internal growth and acquisitions. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Among others, these risks include:

•	local economic, political and social conditions, including potential hyper-inflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for the Company;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	increased risk of corruption, self-dealing or other unethical practices that may be difficult to detect or remedy;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	imposition or increase of restrictions on investment; and

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

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

Our success depends in part on our development of new and improved products, and we may fail to meet the needs of customers on a timely or cost-effective basis.

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

Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key employees.  Our management philosophy of cost-control means that we operate what we consider to be a very lean company with respect to personnel, and our commitment to a less centralized organization (discussed further below) also places greater emphasis on the strength of local management.  Our future success will depend on, among other factors, our ability to attract and retain other qualified personnel, particularly management, research and development engineers and technical sales professionals.  The loss of the services of any of our executive officers or other key employees or the failure to attract or retain other qualified personnel, domestically or abroad, could have a material adverse effect on our business or business prospects.

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

Item 2. Properties.

The various properties owned and leased by the Company and its operating units are considered by it to be in generally good repair and well maintained.  Plant asset additions in fiscal year 2013 are estimated to be between $45 and $55 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.

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

Engine/Mobile Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased
Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space.	Owned
Kearney, NE	42 acre site with 516,000 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space and 40,000 sq ft of office space.	Owned
Kearney, NE	244,696 sq ft of warehousing space.	Leased
Kearney, NE	10,250 sq ft of warehousing space.	Leased
Lancaster, PA	11.4 acre site with 160,000 sq ft of manufacturing and office space.	Owned
Lancaster, PA	20,000 sq ft of warehousing space.	Leased
Yankton, SD	20 acre site with 170,000 sq ft of manufacturing space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased
Shanghai, People's Republic of China	2,200 sq ft of office space.	Leased
Warrington, Cheshire, England	4 acre site with two facilities totaling 71,000 sq feet for manufacturing, warehousing and office space.	Leased
Weifang, People’s Republic of China	14 buildings, constituting 300,000 sq ft of manufacturing, warehousing and office space.	Leased
Weifang, People’s Republic of China	105,000 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	3 acre site with 76,000 sq ft of manufacturing, warehousing and office space.	Owned
Casablanca, Morocco	4 acre site with 95,000 sq ft of manufacturing, warehousing and office space.	Owned

In addition to the above properties, the Engine/Mobile Filtration segment leases and operates smaller facilities in Australia, Belgium, South Africa and the United Kingdom in order to manufacture and/or distribute applicable filtration products.

Industrial/Environmental Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased
Auburn Hills, MI	44,222 sq ft of warehousing and office space.	Leased
Blue Ash, OH	17 acre site with 157,000 sq ft of manufacturing and office space.	Owned
Campbellsville, KY	100 acre site with 242,000 sq ft of manufacturing and office space.	Owned
Corona, CA	84,000 sq feet of manufacturing, warehousing and office space.	Leased
Dallas, TX	83,500 sq feet of manufacturing, warehousing and office space.	Leased
Greensboro, NC	21 acre site with 88,000 sq ft of manufacturing, warehousing and office space.	Owned
Greensboro, NC	97,000 sq ft of manufacturing, warehousing and office space.	Owned
Goodlettsville, TN	35,000 sq ft of warehouse space.	Owned
Houston, TX	88,000 sq ft of manufacturing, warehousing and office space.	Leased
Houston, TX	11,000 sq ft of warehouse space	Leased
Houston, TX	4,000 sq ft of warehousing and office space.	Leased
Jeffersontown, KY	110,000 sq ft of manufacturing, warehousing and office space.	Owned
Jeffersonville, IN	450,000 sq feet of manufacturing, warehousing and office space.	Leased
Lenexa, KS	18,000 sq feet of warehousing and office space.	Leased
Mineral Wells, TX	46 acre site with 351,000 sq feet of manufacturing, warehousing and office space.	Owned
Mineral Wells, TX	35,000 sq ft of warehousing space.	Leased
Mineral Wells, TX	36,000 sq ft of warehousing space.	Leased
Mineral Wells, TX	22,000 sq ft of manufacturing and warehousing space	Leased
Ottawa, KS	41,000 sq ft of manufacturing and office space.	Owned
Pittston, PA	250,000 sq feet of manufacturing, warehousing and office space.	Leased
Stilwell, OK	11 acre site with 132,000 sq feet of manufacturing, warehousing and office space.	Leased
Sacramento, CA	40,000 sq feet of manufacturing, warehousing and office space.	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space.	Owned
Tulsa, OK	16 acre site with 142,000 sq ft of manufacturing and office space.	Owned
Vineland, NJ	55,492 sq ft of manufacturing, warehousing and office space.	Owned/Leased

International Facilities

Location	Approximate Size	Owned or Leased
Calgary, Alberta, Canada	25,000 sq feet of manufacturing, warehousing and office space.	Owned
St. Catharines, Ontario, Canada	25,000 sq ft of warehouse space. Right to occupy 40,000 sq ft total (15,000 sq ft currently being sublet).	Leased
La Coruña, Spain	4 acre site with 61,000 sq ft of manufacturing and office space.	Owned
Pujiang City, People’s Republic of China	53,819 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	5 acre site with 110,000 sq ft of manufacturing, warehousing and office space.	Owned
Quzhou, People’s Republic of China	215,278 sq ft of manufacturing, warehousing and office space.	Leased
Henderson, Australia	28,900 sq ft of manufacturing and office space.	Leased

In addition to the above properties, the Industrial/Environmental Filtration segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service applicable filtration products: United States: Atlanta, GA; Auburn, WA; Birmingham, AL; Evansville, WY; Chantilly, VA; Charleston, SC; Hamilton, OH; Columbus, OH; Commerce City, CO; Carrollton, TX; Dalton, GA; Farmington, NM; Fresno, CA; Hayward, CA; Houston, TX; Jackson, MS; Kansas City, MO; Louisville, KY; Shakopee, MN; Ottawa, KS; Phoenix, AZ; Portland, OR; Ontario, CA; Vernal, UT; Wichita, KS. International: Brazil; Canada; China; France; Germany; Italy; Malaysia; Netherlands; Singapore; United Kingdom.

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

Antitrust

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American engine filter manufacturer, including the Company's subsidiary Baldwin, (the “Defendant Group”), engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters. The suit is a purported class action on behalf of direct purchasers of filters from the Defendant Group. Parallel purported class actions, including on behalf of indirect purchasers of filters, were filed by other plaintiffs against the Defendant Group in a variety of jurisdictions in the United States and Canada. All of the U.S cases were consolidated into a single multi-district litigation in the Northern District of Illinois (the "Court"). The Company consistently denied any wrongdoing whatsoever and has vigorously defended the action.

On October 7, 2011, Baldwin entered into a settlement agreement (the "Settlement Agreement") with the putative plaintiff classes involved in the action. Pursuant to the terms of the Settlement Agreement, Baldwin denied any wrongdoing whatsoever but agreed to pay a total of $625 to a settlement fund to be divided among the plaintiff classes in exchange for a full and complete release of all claims with prejudice. Two other members of the Defendant Group, Donaldson Company, Inc. (“Donaldson”) and Cummins, Inc. , also entered into substantially identical settlement agreements with the putative plaintiff classes at the same time as Baldwin.

The Company entered into the Settlement Agreement to free itself from the expense of ongoing U.S. litigation, which was anticipated to be many times greater than the agreed settlement amount. The Company paid the $625 settlement during the first quarter of its 2012 fiscal year, ended December 1, 2012. On November 28, 2012, the Court entered a final judgment order approving the Settlement Agreement as to the last of the U.S. plaintiff classes and dismissing the U.S. causes of action against Baldwin with prejudice and without costs. The time for appealing these U.S. actions has expired, and the Company faces no further liability in the United States in connection with this matter. Similarly, the Company does not believe that it faces any material liability in connection with the lone Canadian case that remains pending. The Company believes that the attorneys representing the Canadian plaintiff class have effectively abandoned the action in light of the small U.S. settlements.

Donaldson Patent Litigation

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

TransWeb/3M

On May 21, 2010, 3M Company and 3M Innovative Properties (“3M”) brought a lawsuit against TransWeb, LLC ("TransWeb") in the United States District Court for the District of Minnesota, alleging that certain TransWeb products infringe multiple claims of certain 3M patents. Shortly after receiving service of process in this litigation, TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe. 3M withdrew its Minnesota action, and the parties are currently litigating the matter in New Jersey.

The litigation in question was filed and underway before the Company acquired TransWeb in December 2010, but the Company assumed the risk of this litigation as a result of the acquisition. On June 3, 2011, TransWeb filed a Second Amended Complaint against 3M, (i) seeking declaratory judgment that the asserted 3M patents are invalid, the TransWeb products in question do not infringe, and the 3M patents are unenforceable due to inequitable conduct by 3M in obtaining the patents, (ii) alleging patent infringement by 3M of a patent held by TransWeb, and (iii) alleging antitrust violations by 3M in connection with certain upstream and downstream markets for fluorinated polymeric filtration media under theories of Walker Process fraud and sham litigation. TransWeb later dropped its patent infringement allegations against 3M, but continued to allege and pursue its inequitable conduct and antitrust claims. Prior to trial, 3M voluntarily dismissed with prejudice the majority of the patent claims 3M had originally brought against TransWeb, but continued to allege infringement by TransWeb of two claims of one of the patents in suit.

A jury trial commenced on November 13, 2012. After 10 days of testimony and deliberation, on November 30, 2012, a six-member jury unanimously found that (i) TransWeb does not infringe the asserted claims of the 3M patent in suit, (ii) the asserted claims of the patent in suit are invalid as being obvious, (iii) 3M violated the antitrust laws in trying to enforce patents obtained through fraud on the United States Patent Office (i.e., Walker Process fraud), (iv) TransWeb is entitled to recoup lost profits of approximately thirty four thousand dollars plus its attorneys' fees as damages, and (v) 3M did not engage in "sham" litigation. The jury also rendered a unanimous advisory verdict, which is not binding on the court, that 3M's asserted patents were obtained through inequitable conduct, and thus unenforceable.

The court has not yet decided whether to accept the jury's verdict on inequitable conduct and has not yet issued a final judgment in the case, pending (i) resolution of various post-trial motions made by 3M to set aside the jury verdicts adverse to 3M, and (ii) a separate procedure before a third party Special Master to quantify and qualify TransWeb's attorneys' fees that may be awarded as damages, including those subject to potential trebling under the antitrust laws. Such procedure is anticipated to take until at least April 2013 to resolve.

Following the issuance of a final judgment from the court, the parties will each have an automatic right of appeal to the Federal Circuit. If the court issues a judgment in TransWeb's favor by affirming the actual and advisory jury verdicts, the Company anticipates that 3M will appeal.

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

Item 4. Mine Safety Disclosures.

Not applicable.

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of January 25, 2013:

Name	Age at 12/1/2012	Year Elected to Office
Christopher L. Conway	57	2010
Chairman of the Board, President and Chief Executive Officer. Mr. Conway has been employed by the Company or its affiliates since 2006, when he was named Vice President of Manufacturing of Baldwin Filters, Inc.  In September 2007, Mr. Conway was promoted to the position of President of Facet USA, Inc., another affiliate of the Company.  He was then named President of the Company’s PECOFacet division in December 2007 and continued in that role until being named as President and Chief Operating Officer of the Company in May 2010.  On December 13, 2011, Mr. Conway assumed the position of President and Chief Executive Officer. Prior to joining the Company or its affiliates, Mr. Conway served for two years as the Chief Operating Officer of Cortron Corporation, Inc., a small manufacturing start-up based in Minneapolis, Minnesota.

Sam Ferrise	56	2003
President, Baldwin Filters, Inc. Mr. Ferrise was appointed President of Baldwin Filters, Inc. in 2000. He became an executive officer of the Company in 2003 while retaining the same title with Baldwin Filters, Inc.

David J. Fallon	42	2010
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

David J. Lindsay	57	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Richard M. Wolfson	46	2006
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

	Market Price
Quarter Ended	High	Low	Dividends
March 3, 2012	$54.22	$47.41	$0.1200
June 2, 2012	$52.16	$45.95	$0.1200
September 1, 2012	$51.41	$45.12	$0.1200
December 1, 2012	$50.26	$42.75	$0.1350
Total Dividends			$0.4950

	Market Price
Quarter Ended	High	Low	Dividends
February 26, 2011	$45.05	$40.00	$0.1050
May 27, 2011	$45.74	$40.24	$0.1050
August 27, 2011	$48.77	$39.13	$0.1050
November 26, 2011	$49.60	$39.50	$0.1200
Total Dividends			$0.4350

As set forth above, the quarterly dividend rate was increased in fiscal year 2012, and the Company currently expects to continue making dividend payments to shareholders.  The Company’s ability to make dividend payments is subject to restrictions contained in the credit agreement to which the Company is a party.  The Company has never been prevented from making dividend payments under its past credit agreements or its current credit agreement and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 21, 2013 was 1,756.

On June 22, 2010, the Company’s Board of Directors approved a three-year, $250 million stock repurchase program.  Pursuant to the authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price, general economic and market conditions, and other factors.

The Company repurchased 792,881 shares of its common stock, at an average price of $47.07 per share, and an aggregate cost of approximately $37.3 million, during the fiscal year 2012.  As set forth in the following table, the Company repurchased 455,081 shares of its common stock during the fourth quarter of fiscal year 2012.  The average price per share for the shares repurchased in the fourth quarter was $45.26 with an aggregate cost of approximately $20.6 million.  The Company had remaining authorization of approximately $167.1 million to repurchase shares as of December 1, 2012 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
September 2, 2012 through October 6, 2012	48,000	$47.05	48,000	$185,423,161
October 7, 2012 through November 3, 2012	317,283	$45.10	317,283	$171,114,792
November 4, 2012 through December 1, 2012	89,798	$44.87	89,798	$167,085,725
Total	455,081		455,081

5-Year Performance of the Company

The following Performance Graph compares the Company’s cumulative total return on its Common Stock for a five-year period (December 1, 2007 to December 1, 2012) with the cumulative total return of the S&P SmallCap 600 Index and the S&P 500 Industrial Machinery Index.

TOTAL RETURN TO SHAREHOLDERS
Comparison of Five-Year Cumulative Total Return Among the Company, S&P SmallCap 600 Index and
S&P 500 Industrial Machinery Index - Assumes Initial Investment of $100 and Reinvestment of All Dividends

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Fiscal Year End December 1, 2012

$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
$50
CLARCOR Inc
S&P SmallCap 600
S&P 500 Machinery

	2007	2008	2009	2010	2011	2012
CLARCOR Inc	$100	$91	$92	$119	$143	$137
S&P SmallCap 600	$100	$64	$77	$98	$102	$116
S&P 500 Machinery	$100	$55	$78	$98	$95	$116

Item 6. Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2012 Form 10-K.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K includes certain net sales and operating profit figures (at the consolidated and segment level) and net earnings and diluted earnings per share figures for 2011 fiscal year which exclude the impact of having an additional week in our 2011 fiscal year in comparison to our 2012 fiscal year and 2010 fiscal year. These figures are non-GAAP financial measures. For a reconciliation of these non-GAAP financial measures to GAAP financial measures, along with reasons for the inclusion of these non-GAAP financial measures and the limitations of such non-GAAP financial measures, see "Other Matters - Additional Week in 2011" later in this Management's Discussion and Analysis of Financial Condition and Results of Operations section.

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In thousands except per share data)

	2012	2011	2010	2012 vs 2011
	(52 weeks)	(53 weeks)	(52 weeks)	$ Change	% Change
Net sales	$1,121,765	$1,126,601	$1,011,429	$(4,836)	—%
Cost of sales	741,433	743,180	673,022	(1,747)	—%
Gross profit	380,332	383,421	338,407	(3,089)	(1)%
Selling and administrative expenses	197,618	202,154	193,758	(4,536)	(2)%
Operating profit	182,714	181,267	144,649	1,447	1%
Other income (expense)	283	41	(1,226)	242
Provision for income taxes	59,657	56,947	47,072	2,710	5%
Net earnings attributable to CLARCOR	122,986	124,003	96,081	(1,017)	(1)%
Weighted average diluted shares	50,882	51,191	51,156	(309)	(1)%
Diluted earnings per common share attributable to CLARCOR	$2.42	$2.42	$1.88	$—	—%
Percentages:
Gross margin	33.9%	34.0%	33.5%		(0.1)	pt
Selling and administrative percentage	17.6%	17.9%	19.2%		(0.3)	pt
Operating margin	16.3%	16.1%	14.3%		0.2	pt
Effective tax rate	32.6%	31.4%	32.8%		1.2	pt
Net earnings margin	11.0%	11.0%	9.5%		—	pt

2012 versus 2011

Net Sales

Net sales decreased $4.8 million, or less than one percent, in 2012 compared to 2011. The decrease in net sales in 2012 primarily reflects the effect of our fiscal year 2012 having one less week than our fiscal year 2011, a decline in sales at our Packaging segment and unfavorable changes in foreign currency exchange rates, partly offset by increased sales volume at our Engine/Mobile Filtration and Industrial/Environmental Filtration segments on a combined basis, increased selling prices and increased sales from business acquisitions. Components of the less than one percent decrease in net sales are as follows:

Additional week in 2011	(2)%
Packaging segment volume	(1)%
Foreign exchange	(1)%
Filtration segments combined volume	2%
Pricing	1%
Acquisitions	1%
—%

•	The effect of our fiscal year 2012 having one less week than our fiscal year 2011 unfavorably impacted net sales by approximately 2%.

•
Excluding the impact of the additional week in 2011 and changes in pricing, net sales at our Packaging segment were 17% lower in 2012 than in 2011, primarily driven by lower sales of smokeless tobacco and confection packaging products and lower sales of decorated flat sheet metal products.

•
Changes in the average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our translated U.S. dollar value of net sales by 1% in 2012 compared to 2011, primarily due to strengthening of the U.S. dollar compared to the Euro during 2012.

•
Net sales in our Engine/Mobile and Industrial/Environmental Filtration segments increased 2% on a combined basis in 2012 compared to 2011, excluding the effects of the additional week in 2011, changes in foreign currency exchange rates, changes in pricing and acquisitions. This 2% increase was primarily driven by an increase in natural gas vessel and aftermarket sales in the U.S. and internationally, increased domestic sales of commercial and industrial filters through our Total Filtration Services distribution business, and increased sales of dust collection cartridges and systems.

•
Net sales increased approximately 1% in 2012 compared to 2011 due to business acquisitions, reflecting our acquisitions of Modular Engineering Pty Ltd in the second quarter of 2012 and PDDA Filtration, Inc. in the first quarter of 2012.

Cost of Sales

Cost of sales decreased $2.0 million, or less than one percent, in 2012 compared to 2011. This less than one percent decrease in cost of sales was primarily the result of the less than one percent decrease in net sales. Our 33.9% gross margin percentage in 2012 was 0.1 percentage points lower than 2011. The decrease in gross margin percentage was primarily the result of lower absorption of fixed overhead costs in our Packaging segment due to an 18% decline in net sales in 2012 compared to 2011, partly offset by benefits from our ongoing cost reduction and continuous improvement initiatives across each of our businesses. Raw material costs as a percentage of sales remained relatively stable in 2012, as we were able to increase the selling prices of our products by approximately 1% in 2012 to effectively pass through higher commodity costs to our customers. Because the majority of our sales are into the aftermarket where we do not have long-term contracts, we had the ability to pass the impact of commodity cost increases onto our customers in 2012.

Selling and Administrative Expenses

Selling and administrative expenses decreased $4.5 million, or 2%, in 2012 compared to 2011. This decrease was primarily driven by a $5.9 million decline in compensation related to our company-wide profit sharing program and a $3.2 million decline in legal expenses, partly offset by $3.1 million higher employee costs to support our long-term growth initiatives and $1.5 million higher other selling and administrative expenses to support our domestic and international growth initiatives. Our incentive compensation programs are tied to the achievement of objective annual goals, including the amount by which the Company's after-tax earnings exceeds the Company's cost of capital in relation to the assets under management's control. Although our operating profit increased by 1% in 2012 compared to 2011 and our diluted earnings per share was flat in 2012 compared to 2011, our results were below our internal annual goals, resulting in the decrease in incentive compensation in 2012 compared to 2011. The $3.2 million decline in legal expenses reflects the resolution during 2012 of certain legal matters, including the patent infringement lawsuit filed by Donaldson Company in 2009.

2011 versus 2010

Net Sales

Higher operating profit, net earnings and diluted earnings per share in 2011 compared with 2010 were primarily the result of a $115.2 million, or 11%, increase in net sales. Components of this 11% increase in net sales are as follows:

Volume	5%
Pricing	2%
Additional week in 2011	2%
Foreign exchange	1%
TransWeb acquisition	1%
11%

Net sales in our Engine/Mobile Filtration segment were 14% higher in 2011 than 2010 primarily on the strength of higher heavy-duty engine filter sales both in the U.S., where sales grew 12%, and internationally, where sales grew 15%. Net sales in our Industrial/Environmental Filtration segment were 11% higher in 2011 than 2010 primarily based upon higher net sales in the U.S. including sales from our acquisition of TransWeb, which was completed at the end of December 2010. Net sales at our Packaging segment were 1% lower in 2011 than 2010. However, excluding the impact of a no margin tooling and equipment sale to one of our customers in 2010, net sales at our Packaging segment increased $3.2 million, or 4%, in 2011 compared with 2010. Each of the segment growth rates referenced above include the effect of our fiscal year 2011 having one more week than our fiscal year 2010, which favorably impacted net sales by approximately 2%.

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

Other Items

Other significant items impacting the comparison between the years presented are as follows:

•	Additional week in 2011

Fiscal year 2012 and fiscal year 2010 included fifty-two weeks, while fiscal year 2011 included fifty-three weeks. Refer to the "Additional Week in 2011" section within Other Matters for further discussion of the impact of this item on comparisons between the years presented.

•	Significant acquisitions

On May 9, 2012 we acquired Modular Engineering Company Pty Ltd. This acquisition, which has been integrated into our Industrial/Environmental Filtration segment, increased our 2012 net sales by $5.3 million and did not have a material impact on our 2012 operating profit.

On December 29, 2010 we acquired TransWeb LLC. The impact of including TransWeb's results, which are reported within our Industrial/Environmental Filtration segment, for twelve months in fiscal 2012 compared to eleven months in fiscal 2011 increased our 2012 net sales by $0.7 million (excluding $0.3 million of net sales to other CLARCOR companies) and did not have a material impact on operating profit. The acquisition of TransWeb in the first quarter of 2011 increased our 2011 net sales (excluding $2.5 million of net sales to other CLARCOR companies) and operating profit by $13.0 million and $2.6 million, respectively, as compared to fiscal 2010.

•	Foreign exchange

The average exchange rate for foreign currencies versus the U.S. dollar (unfavorably) / favorably impacted our translated U.S. dollar value of net sales and operating profit in 2012 and 2011 as follows:

(Dollars in thousands)	2012	2011
Net sales	$(11,918)	$12,458
Operating profit	(2,004)	2,286

•	Other income (expense)

Interest expense

Interest expense was $0.5 million in each of 2012, 2011 and 2010, respectively.

Foreign currency gains and losses

Changes in foreign currency transaction gains and losses unfavorably impacted other income (expense) by $0.9 million in 2012 versus 2011. We recognized a foreign currency loss of $0.8 million in 2012 from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currency, primarily driven by foreign holdings of U.S. dollars. We recognized a foreign currency gain of $0.1 million in 2011.

Changes in net foreign currency transaction gains and losses positively impacted other income (expense) by $0.8 million in 2011 versus 2010. We recognized a foreign currency gain of $0.1 million in 2011 and a foreign currency loss of $0.7 million in 2010. The foreign currency loss in 2010 was from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies.

•	Provision for income taxes

Our effective tax rate in 2012 was 32.6% compared with 31.4% in 2011. The higher effective tax rate in 2012 was primarily driven by the research and development tax credit not being renewed for 2012, a $1.0 million tax benefit related to the release of a valuation allowance recorded against net operating loss carryovers at one of our foreign subsidiaries in 2011 that did not recur in 2012, and changes in the effect of foreign tax rate differences.

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

•	Shares outstanding

Average diluted shares outstanding decreased by approximately 0.3 million shares in 2012 as compared to 2011, as the number of shares repurchased and retired pursuant to our stock repurchase program exceeded the incremental dilutive shares related to the exercise of stock options and the issuance of restricted shares. Average diluted shares outstanding remained relatively flat in 2011 as compared to 2010 as incremental dilutive shares related to the exercise of stock options and the issuance of restricted shares were offset by our repurchase of common stock.

SEGMENT ANALYSIS

	2012		2011		2010
(Dollars in thousands)	(52 weeks)	% Total	(53 weeks)	% Total	(52 weeks)	% Total
Net sales:
Engine/Mobile Filtration	$503,607	45%	$510,012	45%	$446,104	44%
Industrial/Environmental Filtration	541,364	48%	523,026	46%	470,359	47%
Packaging	76,794	7%	93,563	9%	94,966	9%
	$1,121,765	100%	$1,126,601	100%	$1,011,429	100%
Gross profit:
Engine/Mobile Filtration	$185,419	49%	$189,511	49%	$165,384	49%
Industrial/Environmental Filtration	180,402	47%	173,731	45%	154,098	46%
Packaging	14,511	4%	20,179	6%	18,925	5%
	$380,332	100%	$383,421	100%	$338,407	100%
Operating profit:
Engine/Mobile Filtration	$111,653	61%	$112,839	62%	$92,246	64%
Industrial/Environmental Filtration	64,766	35%	58,028	32%	43,515	30%
Packaging	6,295	4%	10,400	6%	8,888	6%
	$182,714	100%	$181,267	100%	$144,649	100%
Gross margin:
Engine/Mobile Filtration	36.8%		37.2%		37.1%
Industrial/Environmental Filtration	33.3%		33.2%		32.8%
Packaging	18.9%		21.6%		19.9%
	33.9%		34.0%		33.5%
Operating margin:
Engine/Mobile Filtration	22.2%		22.1%		20.7%
Industrial/Environmental Filtration	12.0%		11.1%		9.3%
Packaging	8.2%		11.1%		9.4%
	16.3%		16.1%		14.3%

Engine/Mobile Filtration Segment

(Dollars in thousands)	2012	2011	2010	2012 v 2011			2011 v 2010
	(52 weeks)	(53 weeks)	(52 weeks)	$ Change	% Change		$ Change	% Change
Net sales	$503,607	$510,012	$446,104	$(6,405)	(1)%		$63,908	14%
Cost of sales	318,188	320,501	280,720	(2,313)	(1)%		39,781	14%
Gross profit	185,419	189,511	165,384	(4,092)	(2)%		24,127	15%
Selling and administrative expenses	73,766	76,672	73,138	(2,906)	(4)%		3,534	5%
Operating profit	111,653	112,839	92,246	(1,186)	(1)%		20,593	22%

Gross margin	36.8%	37.2%	37.1%		(0.4)	pt		0.1	pt
Selling and administrative percentage	14.6%	15.0%	16.4%		(0.4)	pt		(1.4)	pt
Operating margin	22.2%	22.1%	20.7%		0.1	pt		1.4	pt

Our Engine/Mobile Filtration segment primarily sells aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market in this segment includes heavy-duty engine truck filters produced at our Baldwin business unit.

2012 versus 2011

Net Sales

The $6.4 million, or 1%, decrease in net sales for our Engine/Mobile Filtration segment in 2012 compared to 2011 is detailed in the following tables:

Additional week in 2011	(2)%
Volume	1%
Pricing	1%
Foreign exchange	(1)%
(1)%

(Dollars in millions)	Net Sales
2011	$510.0

U.S. net sales	1.1
Foreign net sales (including export)	(2.8)
Foreign exchange	(4.7)
Net decrease	(6.4)

2012	$503.6

The increase in U.S. net sales for the Engine/Mobile Filtration segment in 2012 from 2011 is detailed as follows:

(Dollars in millions)	Net Sales
Heavy-duty engine filters to U.S. aftermarket	$4.3
Dust collection cartridges	1.5
Locomotive filters	0.6
Additional week in 2011	(6.0)
Other	0.7
Increase in U.S. net sales	$1.1

Our sales of heavy-duty engine filters to the U.S. aftermarket were influenced by slow growth in U.S. trucking activity in 2012 compared with 2011. In the eleven months-ended November 2012, heavy-duty truck tonnage in the U.S. as measured by the American Trucking Associations had increased, on average, 3% versus the comparable prior year period, which is consistent with the rate of growth in our sales of heavy-duty engine filters to the U.S. aftermarket in 2012 compared to 2011, excluding the effect of the additional week in 2011. The increase in sales of dust collection cartridges in 2012, including those that incorporate the Company's Protura® nanofiber filtration media, was driven by sales of new products and sales to new customers. Our U.S. sales of locomotive filters increased approximately 2% in 2012 compared with 2011 as U.S. rail activity expanded.

The decrease in foreign net sales (including export sales and adjusted for changes in foreign currency exchange rates) for the Engine/Mobile Filtration segment in 2012 from 2011 is detailed as follows:

(Dollars in millions)	Net Sales
Heavy-duty engine filter sales in China	$(4.6)
Additional week in 2011	(3.9)
Heavy-duty engine filter sales in Europe	0.6
Other	5.1
Decrease in Foreign net sales	$(2.8)

Net sales (including export sales and adjusted for changes in foreign currency exchange rates) outside the U.S. declined $2.8 million in 2012 from 2011. This was influenced by a decline of $4.6 million, or 15%, in sales in China driven by lower sales to OEM engine manufacturers due to lower diesel engine production activity in China, as well as a decline of $3.9 million due to the additional week in 2011. Excluding the effect of the additional week in 2011 and changes in foreign currency exchange rates, our heavy-duty engine filter sales in Europe increased $0.6 million, or 1%, in 2012 compared to 2011. All other net sales outside the U.S. increased by $5.1 million, or 5%, in 2012 compared to 2011 as we increased sales to South America, South Africa and the Middle East primarily of existing products to existing customers.

Cost of Sales

Cost of sales decreased $2.3 million, or 1%, in 2012 compared to 2011, primarily due to the 1% decrease in net sales. Cost of sales as a percentage of net sales increased to 63.2% in 2012 compared to 62.8% in 2011. Our raw material costs at our manufacturing facilities decreased approximately 2% in 2012 compared to 2011, driven by the 1% decrease in net sales and the benefits of certain cost reduction initiatives throughout our supply chain. Other components of cost of sales including direct labor, freight and manufacturing overhead increased 1%, or 0.6% as a percentage of sales, in 2012 due to annual salary rate and fringe benefit cost increases, higher freight costs as we continue to broaden our sales channels internationally, and lower overhead absorption driven by lower net sales, partially offset by lower compensation cost related to our company-wide profit sharing program.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.9 million, or 4%, in 2012 from 2011. This decrease was driven by a $2.2 million decline in compensation related to our company-wide profit sharing program and a $2.5 million decline in legal expenses, partly offset by $1.3 million higher employee costs and $0.5 million higher other selling and administrative expenses. With selling and administrative expenses declining 4% while our net sales declined 1%, we reduced our selling and administrative expenses as a percentage of net sales to 14.6% in 2012 compared to 15.0% in 2011.

2011 versus 2010

Net Sales

The $63.9 million, or 14%, increase in net sales for our Engine/Mobile Filtration segment in 2011 from 2010 is detailed in the following tables:

Volume	9%
Additional week in 2011	2%
Pricing	1%
Foreign exchange	2%
14%

(Dollars in millions)	Net Sales
2010	$446.1

U.S. net sales	32.3
Foreign net sales (including export)	24.2
Foreign exchange	7.4
Net increase	63.9

2011	$510.0

The net increase in U.S. sales for the Engine/Mobile Filtration segment in 2011 from 2010 is detailed as follows:

(Dollars in millions)	Net Sales
Heavy-duty engine filters	$28.2
Locomotive filters	2.4
Other	1.7
Increase in U.S. net sales	$32.3

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

Each of the growth rates referenced above include the effect of our fiscal year 2011 having one more week than our fiscal year 2010, which favorably impacted segment net sales by approximately 2%.

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

Industrial/Environmental Filtration Segment

(Dollars in thousands)	2012	2011	2010	2012 v 2011			2011 v 2010
	(52 weeks)	(53 weeks)	(52 weeks)	$ Change	% Change		$ Change	% Change
Net sales	$541,364	$523,026	$470,359	$18,338	4%		$52,667	11%
Cost of sales	360,962	349,295	316,261	11,667	3%		33,034	10%
Gross profit	180,402	173,731	154,098	6,671	4%		19,633	13%
Selling and administrative expenses	115,636	115,703	110,583	(67)	—%		5,120	5%
Operating profit	64,766	58,028	43,515	6,738	12%		14,513	33%

Gross margin	33.3%	33.2%	32.8%		0.1	pt		0.4	pt
Selling and administrative percentage	21.4%	22.1%	23.5%		(0.7)	pt		(1.4)	pt
Operating margin	12.0%	11.1%	9.3%		0.9	pt		1.8	pt

Our Industrial/Environmental Filtration segment sells a large variety of filtration products to various end-markets.  Included in this market are heating, ventilation and air conditioning ("HVAC") filters, natural gas vessels and aftermarket filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

2012 versus 2011

Net sales

The $18.3 million, or 4%, increase in net sales for our Industrial/Environmental Filtration segment in 2012 compared to 2011 is detailed in the following tables:

Volume	3%
Pricing	2%
Acquisitions	2%
Additional week in 2011	(2)%
Foreign exchange	(1)%
4%

(Dollars in millions)	Net Sales
2011	$523.0

Foreign net sales (including export)	15.8
U.S. net sales	9.7
Foreign exchange	(7.2)
Net increase	18.3

2012	$541.3

The increase in U.S. net sales for the Industrial/Environmental Filtration segment in 2012 from 2011 is detailed as follows:

(Dollars in millions)	Net Sales
Filter sales through Total Filtration Services ("TFS")	$11.7
Natural gas - vessels and aftermarket filters	7.1
Aerospace, oil drilling and other industrial filters	4.1
Dust collection systems	2.9
Aviation - vessels and aftermarket filters	(3.7)
Filtration media sales through TransWeb	(4.3)
Additional week in 2011	(7.6)
All other, net	(0.5)
Increase in U.S. net sales	$9.7

•
The increase in sales at TFS in 2012 was driven primarily by higher sales of liquid filters (including approximately $3.3 million in sales arising from the acquisition of PDDA Filtration, Inc.) to a variety of markets including general industrial, automotive, food & beverage and chemical.

•
Higher sales to the natural gas market in 2012 were driven by an increase in natural gas vessel sales arising from increased natural gas extraction and transportation activity throughout the U.S., including at various shale gas basins.

•
The increase in sales to the aerospace, oil drilling and other industrial filter markets in 2012 was primarily due to higher sales of sand control screen filters to the oil and gas drilling industry and sintered mesh cartridge filters to the chemical processing industry.

•
Higher dust collection system sales in 2012 were the result of higher sales of Smog Hog® oil mist collector products and Dust Hog® industrial dust and fume collector products by our United Air Specialists subsidiary.

•	The decline in sales of aviation vessels and aftermarket filters in 2012 was driven by declines in commercial and military aviation industry activity.

•	Lower sales of filtration media at TransWeb was primarily the result of lower order volume from a significant customer due to slower industry demand in the end-markets it serves.

The increase in foreign net sales (including export sales and adjusted for changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in 2012 from 2011 is detailed as follows:

(Dollars in millions)	Net Sales
Malaysia - natural gas vessels and aftermarket filters	$10.4
Australia - acquisition of Modular Engineering Pty Ltd.	5.4
Europe - liquid filters for petrochemical applications	3.8
Europe - commercial and military marine	(1.5)
Additional week in 2011	(2.7)
All other, net	0.4
Increase in foreign net sales	$15.8

•	The increase in sales in Malaysia in 2012 was due primarily to higher natural gas vessel and aftermarket sales, driven by strength in the global natural gas market.

•	The increase in sales in Australia in 2012 was driven by our acquisition of Modular Engineering Pty Ltd. in the second quarter of fiscal 2012.

•	Higher European sales in 2012 compared to 2011 were driven by increased sales of liquid filters for petrochemical applications, partly offset by lower commercial and military marine filter sales.

Cost of Sales

Cost of sales increased $11.7 million, or 3%, in 2012 compared to 2011. This increase was primarily the result of the 4% increase in net sales. Cost of sales as a percentage of net sales declined to 66.7% in 2012 compared with 66.8% in 2011. Our major components of cost of sales, including raw material, direct labor and manufacturing overhead all remained relatively flat as a percentage of net sales in 2012 compared to 2011. Although raw material costs increased about 3%, we were able to effectively pass these higher raw material costs to our customers through 2% higher pricing.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.1 million, or less than one percent, in 2012 compared to 2011. With selling and administrative expenses decreasing less than one percent while our net sales increased 4%, we reduced our selling and administrative expenses as a percentage of net sales to 21.4% in 2012 from 22.1% in 2011.

2011 versus 2010

Net Sales

The $52.7 million, or 11%, net sales increase for our Industrial/Environmental Filtration segment in 2011 from 2010 is detailed in the following tables:

Volume	3%
Additional week in 2011	2%
Pricing	2%
TransWeb acquisition	3%
Foreign exchange	1%
11%

(Dollars in millions)	Net Sales
2010	$470.4

U.S. net sales	50.7
Foreign net sales (including export)	(3.2)
Foreign exchange	5.1
Net increase	52.6

2011	$523.0

The net increase in U.S. sales for the Industrial/Environmental Filtration segment in 2011 from 2010 is detailed as follows:

(Dollars in millions)	Net Sales
Air filtration	$12.3
Natural gas - vessels and aftermarket filters	9.8
TransWeb acquisition	9.5
Filter sales through Total Filtration Services ("TFS")	6.3
Aerospace, oil drilling and other industrial filters	6.0
Aviation - vessels and aftermarket filters	3.8
Dust collector systems	3.0
Increase in U.S. net sales	$50.7

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

Each of the growth rates referenced above include the effect of our fiscal year 2011 having one more week than our fiscal year 2010, which favorably impacted segment net sales by approximately 2%.

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

Packaging Segment

(Dollars in thousands)	2012	2011	2010	2012 v 2011			2011 v 2010
	(52 weeks)	(53 weeks)	(52 weeks)	$ Change	% Change		$ Change	% Change
Net sales	$76,794	$93,563	$94,966	$(16,769)	(18)%		$(1,403)	(1)%
Cost of sales	62,283	73,384	76,041	(11,101)	(15)%		(2,657)	(3)%
Gross profit	14,511	20,179	18,925	(5,668)	(28)%		1,254	7%
Selling and administrative expenses	8,216	9,779	10,037	(1,563)	(16)%		(258)	(3)%
Operating profit	6,295	10,400	8,888	(4,105)	(39)%		1,512	17%

Gross margin	18.9%	21.6%	19.9%		(2.7)	pt		1.7	pt
Selling and administrative percentage	10.7%	10.5%	10.6%		0.2	pt		(0.1)	pt
Operating margin	8.2%	11.1%	9.4%		(2.9)	pt		1.7	pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

2012 versus 2011

Net Sales

The $16.8 million, or 18%, decrease in net sales for our Packaging segment in 2012 compared to 2011 is detailed in the following table:

Volume	(17)%
Additional week in 2011	(2)%
Pricing	1%
(18)%

Net sales at our Packaging segment declined $16.8 million, or 18%, in 2012 compared to 2011. This was primarily driven by lower sales of decorated flat sheet metal, smokeless tobacco packaging products and confection packaging products. Lower sales of decorated flat sheet metal products included lower holiday promotion sales, and lower smokeless tobacco packaging sales were primarily due to one of our major customers qualifying a second source supplier in accordance with their corporate policy. The effect of our fiscal year 2012 having one less week than our fiscal year 2011 unfavorably impacted net sales by approximately 2%.

Cost of Sales

Cost of sales declined $11.1 million, or 15%, in 2012 compared to 2011. This decline was primarily the result of the 18% decline in net sales. Our cost of sales as a percentage of net sales increased to 81.1% in 2012 compared with 78.4% in 2011. Our raw material costs as a percentage of net sales remained relatively flat in 2012 compared to 2011. However, our direct labor costs as a percentage of net sales increased, primarily due to a shift in product mix towards custom-fabricated packaging products manufactured in smaller production runs. Our manufacturing overhead costs as a percentage of net sales also increased, primarily resulting from lower overhead absorption due to lower sales volume.

Selling and Administrative Expenses

Selling and administrative expenses declined $1.6 million, or 16%, in 2012 compared to 2011. This reduction was primarily the result of $0.9 million lower compensation related to our profit-sharing program and $0.4 million lower employee costs as we managed selling and administrative staff levels, primarily through attrition, in response to our declining sales in 2012.

2011 versus 2010

Net Sales

The 1% reduction in net sales at our Packaging segment in 2011 from 2010 is detailed in the following table:

Impact of additional week in 2011	2%
Volume	(1)%
Pricing	3%
No-margin tooling and equipment sale in 2010	(5)%
(1)%

Net sales at our Packaging segment declined $1.4 million, or 1%, in 2011 from 2010. However, this decline was influenced by a no-margin $4.6 million tooling and equipment sale to one of our customers in 2010. Excluding the impact of this tooling and equipment sale, net sales increased $3.2 million, or 4%, from 2010. This sales increase was driven by $2.2 million higher packaging sales to the confection market and $1.3 million higher sales to the smokeless tobacco market offset by lower sales to the film industry and of decorated flat sheet metal, including lower holiday promotional sales. These increases include the effect of our fiscal year 2011 having one more week than our fiscal year 2010, which favorably impacted segment net sales by approximately 2%.

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

Cash, cash equivalents and restricted cash increased $29.0 million to $186.1 million at the end of 2012 from $157.1 million at the end of 2011. Of the $186.1 million of cash at the end of 2012, approximately $91.0 million was held at entities outside of the U.S. Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes. Cash and cash equivalents are held by financial institutions throughout the world. We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.7 at the end of 2012 was less than the current ratio of 3.8 at the end of 2011. This decrease was primarily the result of a $16.7 million increase in accounts payable and accrued liabilities resulting mainly from certain pension benefit obligations that become due in fiscal 2013.

We entered into our Credit Facility in April 2012 under which we may borrow up to $150.0 million under a selection of currencies and rate formulas. Our Credit Facility also includes a $10.0 million swing line sub-facility and a $50.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. We believe the financial institutions that are party to this agreement have adequate capital resources and will be able to fund future borrowings under our Credit Facility. At our election, the interest rate under the Credit Facility is based upon either a defined base rate or LIBOR plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility also contains certain covenants customary to such agreements, as well as customary events of default. At the end of 2012, the LIBOR interest rate on our Credit Facility including margin was 0.76%.  At the end of 2012, there were no amounts outstanding on the Credit Facility.  However, we had $16.0 million outstanding on the $50.0 million letter of credit subline.  Accordingly, we had approximately $134.0 million available for further borrowing at the end of 2012. Our Credit Facility expires in April 2017.

Total long-term debt of $16.6 million at the end of 2012 included $15.8 million outstanding on industrial revenue bonds and $0.8 million of other long-term debt.  At the end of 2012 we were in compliance with all financial covenants as included in our Credit Facility.  At the end of 2011 we were in compliance with all financial covenants as included in our previous credit facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 1.8% at the end of 2012 compared to 2.0% at the end of 2011.

We had 49.7 million shares of common stock outstanding at the end of 2012 compared with 50.1 million at the end of 2011.  This 0.5 million decrease was due to our repurchase of 0.8 million shares during 2012 offset in part by the issuance of 0.3 million shares in conjunction with incentive plans.  Shareholders’ equity increased to $901.8 million at the end of 2012 from $835.6 million at the end of 2011.  This $66.3 million increase was driven by net earnings of $123.3 million, stock issued and stock compensation expense pursuant to incentive plans of $12.6 million offset by pension and other postretirement benefits adjustments of $6.2 million, dividend payments of $24.9 million, our repurchase of common stock of $37.3 million and currency translation adjustments of $1.0 million.

Cash Flow 2012 versus 2011

Net cash provided by operating activities increased $16.3 million in 2012 to $135.8 million from $119.5 million in 2011. This increase was primarily due to a $15.6 million decrease in cash required for working capital, due to improved accounts receivable, inventory and accounts payable management of $26.0 million, partly offset by a $7.4 million increase in pension and postretirement healthcare benefit plan contributions and a $3.0 million decrease in income taxes payable. Our pension and postretirement healthcare benefit plan contributions in 2012 included $15.8 million of voluntary contributions made to our qualified U.S. pension plans.

Net cash used in investing activities increased $12.0 million in 2012 to $51.2 million from $39.2 million in 2011. This increase was primarily due to $14.0 million of increased capital expenditures, including approximately $13.3 million of investments in our Engine/Mobile filtration manufacturing facility in Yankton, South Dakota, partly offset by a $2.3 million decline in payments related to business acquisitions.

Net cash used in financing activities increased $15.9 million to $55.8 million in 2012 from $39.9 million in 2011. This increase was primarily due to a $8.0 million increase in payments for our repurchase of common stock, which increased to $37.3 million in 2012 from $29.3 million in 2011, and a $3.0 million increase in cash dividends paid, which increased to $24.9 million in 2012 from $21.9 million in 2011. We also received $2.0 million less from the issuance of common stock pursuant to employee incentive plans in 2012 compared to 2011, and excess tax benefits from stock-based compensation declined by $3.1 million in 2012 compared to 2011, both of which were driven by a decline in the amount of stock options exercised in 2012 compared to 2011.

Cash Flow 2011 versus 2010

Net cash provided by operating activities decreased $23.9 million in 2011 to $119.5 million from $143.4 million in 2010.  This decrease was primarily due to a $32.2 million decrease in cash generated from changes in short-term investments and $19.9 million of additional cash required for working capital to support higher net sales offset by a $28.0 million increase in net earnings.

Net cash used in investing activities increased $17.3 million in 2011 from 2010 primarily due to $16.1 million of cash paid pursuant to the TransWeb acquisition.

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

Fiscal Year 2013

In 2011 we announced that we intend to invest approximately $28.0 million in 2011 through 2014 to expand our manufacturing facility in Yankton, South Dakota to add capacity to produce heavy-duty engine filters. This additional capacity will support sales growth in the U.S. and for export. Through the end of 2012 we had invested approximately $15.4 million in this facility. This additional capacity became operational in 2012, and we anticipate that additional equipment will be added through 2014.

In 2013 we expect to make contributions to our pension and other post-retirement benefit plans of $27.9 million. This includes $21.0 million related to pension benefits payable in 2013 under our U.S. combined nonqualified pension plan to our former Executive Chairman, who retired from the Company at the end of 2012, which is included in accounts payable and accrued liabilities at November 30, 2012.

We have no material long-term purchase commitments.

We will continue to assess repurchases of our common stock.  In June 2010, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period.  During 2012, we repurchased and retired 0.8 million shares of our common stock for $37.3 million at an average price of $47.07 per share.  During 2011, we repurchased and retired 0.7 million shares of our common stock for $29.3 million at an average price of $42.88 per share.  At the end of 2012, there was approximately $167.1 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

The following table summarizes our current fixed cash obligations as of the end of fiscal year 2012 for the years indicated:

	Payments Due by Period
(Dollars in millions)	December 1, 2012	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Pension plan and other post-retirement contributions	$58.5	$27.9	$17.6	$10.4	$2.6
Operating leases	50.2	12.5	18.5	8.7	10.5
Open purchase orders	70.9	68.6	1.7	0.6	—
Long-term debt (excluding line of credit)	16.5	0.2	0.3	8.6	7.4
Interest on long-term debt (excluding line of credit)	0.9	0.1	0.2	0.1	0.5
Contingent earnout	1.3	—	—	1.3	—
Investment in affiliate	0.2	0.2	—	—	—
Total	$198.5	$109.5	$38.3	$29.7	$21.0

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

Interest payments on our variable rate debt in the table above are determined based upon current interest rates as of the end of 2012 and assume that no additional borrowings or payments will be made on our Credit Facility during the periods presented.

At the end of fiscal year 2012, our gross liability for uncertain income tax provisions was $2.2 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements.  We had no variable interest entity or special purpose entity agreements during 2012 or 2011.

OTHER MATTERS

Additional Week in 2011

In addition to the GAAP results provided throughout this annual report, the Company provides non-GAAP net sales, non-GAAP operating profit, non-GAAP net earnings and non-GAAP diluted earnings per share for fiscal 2011 which exclude the impact of having an additional week in fiscal 2011 in comparison to fiscal 2012 and fiscal 2010. These non-GAAP financial measures are not in accordance with, nor an alternative for, generally accepted accounting principles in the United States. The GAAP measures most directly comparable to these non-GAAP net sales, non-GAAP operating profit, non-GAAP net earnings and non-GAAP diluted earnings per share figures are net sales, operating profit, net earnings and diluted earnings per share, respectively.

The fiscal 2011 non-GAAP financial measures shown below exclude the impact of having an additional week in our 2011 fourth quarter and fiscal year. Although the comparison of fiscal year data excluding the additional week in our fiscal 2011 is not a measure of financial performance under GAAP, the Company believes that providing these non-GAAP financial measures better enables readers of this annual report to understand and evaluate the Company's historical and prospective operating performance. Management believes that removing the impact of the additional week in 2011 provides a more comparable measure of the changes in net sales, operating profit, net earnings and diluted earnings per share in 2012 compared to 2011.

	2012	2011	2010	2012 vs 2011
(Dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)	$ Change	% Change
Net sales	$1,121,765	$1,104,635	$1,011,429	$17,130	2%
Operating profit	182,714	177,357	144,649	5,357	3%
Net earnings attributable to CLARCOR	122,986	121,342	96,081	1,644	1%
Diluted earnings per common share attributable to CLARCOR	$2.42	$2.37	$1.88	$0.05	2%
Percentages:
Operating margin	16.3%	16.1%	14.3%		0.2	pt
Net earnings margin	11.0%	11.0%	9.5%		—	pt

The additional week amounts shown are estimates based on the number of weeks in the fourth quarter of fiscal year 2011 and do not consider certain factors or allocations that may occur only on an annual basis. The estimated amounts are based on the average week for the actual 2011 fourth quarter rather than the specific last week of the fourth quarter. These non-GAAP financial measures may have limitations as analytical tools, and the Company does not intend these measures to be considered in isolation or as a substitute for the related GAAP measures. Following are reconciliations to the most comparable GAAP financial measures of these non-GAAP financial measures.

(Dollars in thousands)	2012	2011	% Change
CONSOLIDATED
Net sales, as reported (GAAP)	$1,121,765	$1,126,601	—%
Impact of extra week in fiscal year 2011	—	(21,966)
Non-GAAP net sales	$1,121,765	$1,104,635	2%

Operating profit, as reported (GAAP)	$182,714	$181,267	1%
Impact of extra week in fiscal year 2011	—	$(3,910)
Non-GAAP operating profit	$182,714	$177,357	3%

Net earnings - CLARCOR, as reported (GAAP)	$122,986	$124,003	(1)%
Impact of extra week in fiscal year 2011	—	(2,660)
Non-GAAP net earnings - CLARCOR	$122,986	$121,342	1%

Diluted earnings per share, as reported (GAAP)	$2.42	$2.42	—%
Impact of extra week in fiscal year 2011	—	(0.05)
Non-GAAP diluted earnings per share - CLARCOR	$2.42	$2.37	2%

(Dollars in thousands)	2012	2011	% Change
SEGMENT DATA
Engine/Mobile Filtration Segment
Net sales, as reported (GAAP)	$503,607	$510,012	(1)%
Impact of extra week in fiscal 2011	—	(9,853)
Non-GAAP net sales	$503,607	$500,159	1%

Operating profit, as reported (GAAP)	$111,653	$112,839	(1)%
Impact of extra week in fiscal 2011	—	(2,276)
Non-GAAP operating profit	$111,653	$110,563	1%

Industrial Environmental Filtration Segment
Net sales, as reported (GAAP)	$541,364	$523,026	4%
Impact of extra week in fiscal 2011	—	(10,359)
Non-GAAP net sales	$541,364	$512,667	6%

Operating profit, as reported (GAAP)	$64,766	$58,028	12%
Impact of extra week in fiscal 2011	—	(1,497)
Non-GAAP operating profit	$64,766	$56,532	15%

Packaging Segment
Net sales, as reported (GAAP)	$76,794	$93,563	(18)%
Impact of extra week in fiscal 2011	—	(1,754)
Non-GAAP net sales	$76,794	$91,809	(16)%

Operating profit, as reported (GAAP)	$6,295	$10,400	(39)%
Impact of extra week in fiscal 2011	—	(137)
Non-GAAP operating profit	$6,295	$10,263	(39)%

Critical Accounting Policies and Estimates

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition, depreciation lives, inventory valuation, asset impairment recognition, business combination accounting, income taxes and pension and postretirement benefits. These critical accounting policies may be affected by recent relevant accounting pronouncements discussed in the following section.

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

The following lists the most critical accounting estimates used in preparing the Consolidated Financial Statements which require us to use significant judgment and estimates of amounts that are inherently uncertain:

•
Goodwill and Indefinite-lived Intangible Assets – At November 30, 2012 we had $284.3 million of goodwill and indefinite-lived intangible assets, representing 24% of our total assets. At November 30, 2011 we had $278.1 million of goodwill and indefinite-lived intangible assets, representing 25% of our total assets. We review goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These reviews of fair value involve judgment and estimates of discount rates, terminal values, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions.  All goodwill and intangibles are allocated to the reporting unit component at the time of acquisition.  We have determined that the reporting unit components meet the criteria for aggregation into five reporting units.  These reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods.  In performing our impairment reviews, we estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows using market participant based assumptions.  For our indefinite-lived intangibles, we performed annual impairment tests using the relief-from-royalty method to determine the fair value of our trademarks and trade names.  We further analyzed various discount rates, transaction and capital market multiples and cash flows for aggregated reporting units to assess the reasonableness of our estimates and assumptions.  We believe our valuation techniques and assumptions are reasonable for this purpose.  We have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets.  The results of our analysis performed as of December 1, 2012 indicated that the estimated fair value of each reporting unit was substantially in excess of its carrying value and, accordingly, no impairment existed. There were no goodwill or indefinite lived intangible asset impairment charges recorded in fiscal years 2012, 2011 or 2010.

•
Definite-lived Intangible Assets – At November 30, 2012 we had $53.3 million of definite-lived intangible assets, net of accumulated amortization, representing 4% of our total assets. At November 30, 2011 we had $56.2 million of definite-lived intangible assets, net of accumulated amortization, representing 5% of our total assets. We review definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the definite-lived intangible assets may not be recoverable. Based on a year-over-year decline in the net sales of our TransWeb business, in the fourth quarter of 2012 we performed an impairment review of the related definite-lived intangible assets ($10.1 million carrying value) and determined that estimated future cash flows of the relevant asset group was substantially more than sufficient to cover the carrying value and no impairment existed. Our analysis includes management judgment and estimates related to the future cash flows, which we believe are reasonable.

•
Allowance for Losses on Accounts Receivable – Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which we sell and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends.  Our concentration of risk is also monitored and at the end of 2012, the largest outstanding customer account balance was $7.5 million and the five largest account balances totaled $20.5 million.  The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations.

•
Pensions – Our pension net periodic benefit expense and related obligations are determined using a number of significant actuarial assumptions, including those related to discount rates, long-term rates of return on pension plan assets and rates of compensation increases.  The discount rate assumption is intended to reflect the rate at which the pension benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plans. The discount rates used for each plan were based on the Citigroup Pension Discount Curve.  The projected benefit payments in each year were discounted using the appropriate spot rate from the curve.  For each plan, a single discount rate was determined that produced the same total discounted value.  That rate, rounded to 25 basis points, was the discount rate selected for the plan.  At November 30, 2012 the 3.5% discount rate used for the qualified plans for U.S. employees and the 1.75% discount rate used for the non-qualified plans for U.S. employees were selected as the best estimates of the rates at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plans using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits.  The 7.5% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.  The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the qualified plan.  The mortality table for the qualified plans is determined based on the actuarial table that is most reflective of the expected mortality of the plan participants.  The mortality table adopted (RP 2000 Projected) was developed for pension plans by a Society of Actuaries study.  The mortality table used for the nonqualified pension plan is specified by the plan agreement.  The assumptions are similarly determined for each pension obligation.  Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation.

In 2013, a 0.25% reduction in the discount rate would result in additional expense of approximately $0.4 million and a 0.25% reduction in the expected return on plan assets would result in additional expense of approximately $0.3 million for our qualified defined benefit pension plans for U.S. covered employees.  Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.  The unrecognized net actuarial loss of $83.4 million at year-end 2012 is due primarily to changes in assumptions related to discount rates and expected asset returns compared to actual asset returns.  This actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans.  See Note I to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued amendments to its indefinite-lived intangible assets impairment testing guidance to simplify how entities test for indefinite-lived intangible asset impairments. The objective of the amendments is to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance amount long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company does not expect the adoption of this guidance in fiscal year 2013 to have a material impact on the Consolidated Financial Statements.

In September 2011, the FASB issued amendments to its goodwill impairment testing guidance to simplify how entities test for goodwill impairments. The amendments are intended to reduce complexity and cost by providing a company the option of making an initial qualitative evaluation about the likelihood of goodwill impairment in determining whether it should calculate the fair value of a reporting unit. The amendments also include examples of events and circumstances that a company should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. We do not expect the adoption of this guidance in fiscal year 2013 to have a material impact on the Consolidated Financial Statements.

In June 2011, the FASB issued amendments to its comprehensive income guidance to (a) improve the comparability, consistency and transparency of financial reporting, (b) increase the prominence of items reported in other comprehensive income and (c) facilitate the convergence of accounting principles generally accepted in the United States of America (“U.S. GAAP”) with International Financial Reporting Standards ("IFRS"). The amendments require all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The required amendments, pursuant to the guidance, must be applied retrospectively. In December 2011, the FASB issued amendments to defer certain presentation requirements of the initial guidance. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. The adoption of this guidance in fiscal year 2013 will affect the presentation of the Consolidated Statements of Earnings and the Consolidated Statements of Shareholders' Equity, but will not have a material effect on the Company’s financial position or results of operations.

Forward Looking Statements

This 2012 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements made in this 2012 Form 10-K, other than statements of historical fact, are forward-looking statements.  You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our liquidity, cash resources, borrowing capacity and compliance with financial covenants under the Credit Facility;

•	statements regarding anticipated payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to anticipated total litigation related amounts with respect to the 3M lawsuit referenced in Note L; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations, including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, (15) legal challenges with respect to intellectual property, and (16) other factors described in more detail in the “Risk Factors” section of this 2012 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may differ materially from our past results as a result of various risks and uncertainties, including these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements.  These statements speak only as of the date of this 2012 Form 10-K.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this 2012 Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this 2012 Form 10-K.

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

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash, cash equivalents and certain short-term, highly liquid investments.  Interest rate fluctuations could affect earnings, cash flows or the fair value of our financial liabilities.  Our debt obligations are primarily at variable rates and are denominated in U.S. dollars.  To minimize the long-term costs of borrowing, we manage our interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements and the duration of such agreements.  We mitigated our interest rate risk on our borrowing under our revolving line of credit in 2009 by entering into a fixed interest rate swap agreement at the beginning of 2008 which fixed our interest until January 2010.  Interest rate risk is not expected to be significant to us in fiscal year 2013 as amounts outstanding on our long-term debt agreements are more than offset by cash and cash equivalents.  The primary interest rate risk will be driven by our return on cash and cash equivalents.  Based upon the $185.5 million in cash and cash equivalents at the end of 2012, a 0.25% change in interest rates could impact annual interest income by approximately $0.5 million.  This change in interest income would increase or decrease as cash and cash equivalents increase or decrease.

Foreign Currency

Since we operate through subsidiaries in several countries around the world, our reported financial results of operations, including the reported value of assets and liabilities, are exposed to foreign currency exchange rate risk when the financial statements of our subsidiaries, as stated in their functional currencies, are translated into the U.S. Dollar.  The assets and liabilities of subsidiaries outside the U.S. are translated at period end rates of exchange for each reporting period.  Earnings and cash flows are translated at weighted-average rates of exchange. Although these translation changes have no immediate cash impact, the translation changes may impact the overall value of net assets.

We are also exposed to transaction risk from changes in foreign currency rates through sales and purchasing transactions when we sell products in functional currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include U.S. Dollar, Euro, British Pound Sterling, Canadian Dollar, Australian Dollar, Chinese Yuan Renminbi, Malaysian Ringgit and Mexican Peso. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency transaction risk on sales and purchasing transactions. Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in several markets that we serve, which we believe creates a natural hedge to our foreign currency exchange rate risk. In 2012, the percentages of our net sales denominated in a currency other than the U.S. Dollar were as follows:

Percentage of 2012 Net Sales
Functional currency:
Euro	8%
British Pound	4%
Chinese Yuan	4%
Canadian Dollar	4%
All other foreign currencies	7%
27%

Currency exchange rates vary daily and often one currency strengthens against the U.S. Dollar while another currency weakens.  Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.  However, if the U.S. dollar strengthened or weakened 10% relative to the currencies where our foreign income and cash flows are derived, the estimated effect on the consolidated results of operations would be $0.05 per diluted share based upon 2012 results.  The effect of changes in the average foreign currency translation rates in 2012 compared to 2011 unfavorably impacted our operating profit by approximately $2.0 million in 2012.

Commodity Prices

We are exposed to changing commodity prices, including but not limited to, steel, filter media, resins and other chemicals. Historically, since a large majority of our business units deal with aftermarket customers (as opposed to first-fit or OEM customers) where we have greater control of pricing, we have been able to successfully pass significant commodity price increases onto our customers. In addition, due to the nature of our aftermarket filtration products, we believe our customer demand is rather inelastic, meaning reasonable price increases do not significantly impact customer demand. In addition, our business units which manufacture filtration vessels or systems are typically able to time customer price quotations with steel purchases and are able to base quotations on actual steel costs. If we were not able to pass through commodity price increases to our customers, we estimate a 1% increase/decrease in the price of all the commodities we purchase would increase/decrease cost of sales and decrease/increase operating profit by approximately $4.0 million.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2012 Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 1, 2012, the end of the period covered by this 2012 Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company.  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 1, 2012.

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 1, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this 2012 Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required hereunder is set forth in the Proxy Statement under the captions “Election of Directors — Nominees for Election to the Board of Directors”, and “Election of Directors — Information Concerning Nominees and Directors”, and “Corporate Governance — Committees of the Board of Directors”, and is incorporated herein by reference. Additional information required hereunder is set forth in the Proxy Statement under the caption “Beneficial Ownership of the Company’s Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The Company has adopted a Code of Ethics for Senior Financial Officers applicable to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Vice President - Internal Audit, and any other person performing the duties of such officials. The Code of Ethics for Senior Financial Officers is available in the Corporate Governance section of the Company's website at www.clarcor.com. A copy of the Code of Ethics for Senior Financial Officers can also be obtained, free of charge, upon written request to the Corporate Secretary, CLARCOR Inc., 840 Crescent Centre Drive, Suite 600, Franklin, TN 37067.  The Company intends to post amendments to or waivers, if any, from its Code of Ethics for Senior Financial Officer at this location on its website.

Item 11. Executive Compensation.

The information required hereunder is set forth in the Proxy Statement under the captions “Compensation of Executive Officers and Other Information”, and “Corporate Governance - Compensation Committee Interlocks and Insider Participation”, and “Corporate Governance — Meetings and Fees”, and “Corporate Governance – Director Compensation for Fiscal Year 2012” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required hereunder is set forth in the Proxy Statement under the caption “Equity Compensation Plan Information” and under the captions “Beneficial Ownership of the Company’s Common Stock - Certain Beneficial Owners” and "Beneficial Ownership of the Company''s Common Stock - Directors and Executive Officers" and is incorporated herein by reference.

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

Item 14. Principal Accounting Fees and Services.

The information required hereunder is set forth in the Proxy Statement under the captions “Ratification of Appointment of Independent Registered Accounting Firm— Amounts Paid to PricewaterhouseCoopers LLP” and "Ratification of Appointment of Independent Registered Accounting Firm - Audit Committee Pre-Approval Process" and is incorporated herein by reference.

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
10.4(d)
Letter Agreement with Norman E. Johnson dated as of October 4, 2011. Incorporated by reference to Exhibit 10.4(d) to the Company's Annual Report on Form 10-K for the fiscal year ended December 3, 2011. +

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
10.6
Credit Agreement, dated as of April 5, 2012, by and among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent, as swing line lender and as a letter of credit issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2012.

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

10.8	CLARCOR Value Added Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 9, 2007 for the Annual Meeting of Shareholders held on March 26, 2007. +
10.9	CLARCOR Inc. 2009 Incentive Plan. Incorporated by reference to Appendix A to the Company’s Proxy Statement dated February 13, 2009 for the Annual Meeting of Shareholders held on March 23, 2009. +
*10.10	Summary of Compensation Paid to Non-Employee Directors and Named Executive Officers. +
*12.1	Statement Re Computation of Certain Ratios.
*13	The “11-Year Financial Review.”

*21	Subsidiaries of the Registrant.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Christopher L. Conway, President and Chief Executive Officer of the Company, pursuant to Rule13a-14(a) of the Exchange Act.
*31.2	Certification of David J. Fallon, Chief Financial Officer and Chief Accounting Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*32.1	Certification of Christopher L. Conway, President and Chief Executive Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32.2	Certification of David J. Fallon, Chief Financial Officer and Chief Accounting Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
___________________
*    Filed herewith.
**    Submitted electronically with this 2012 Annual Report on Form 10-K
+    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 25, 2013

CLARCOR Inc.
(Registrant)
By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway
Chairman of the Board, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 25, 2013	By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway Chairman of the Board, President & Chief Executive Officer

Date: January 25, 2013	By:	/s/ DAVID J. FALLON
David J. Fallon Chief Financial Officer & Chief Accounting Officer

Date: January 25, 2013	By:	/s/ PHILLIP R. LOCHNER, JR.
Phillip R. Lochner, Jr. Director

Date: January 25, 2013	By:	/s/ J. MARC ADAM
J. Marc Adam Director

Date: January 25, 2013	By:	/s/ JAMES W. BRADFORD, JR.
James W. Bradford, Jr. Director

Date: January 25, 2013	By:	/s/ ROBERT J. BURGSTAHLER
Robert J. Burgstahler Director

Date: January 25, 2013	By:	/s/ PAUL DONOVAN
Paul Donovan Director

Date: January 25, 2013	By:	/s/ MARK A. EMKES
Mark A. Emkes Director

Date: January 25, 2013	By:	/s/ ROBERT H. JENKINS
Robert H. Jenkins Director

Date: January 25, 2013	By:	/s/ JAMES L. PACKARD
James L. Packard Director

CLARCOR Inc.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended November 30,
2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CLARCOR Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries (the "Company") at December 1, 2012 and December 3, 2011 and the results of their operations and their cash flows for each of the three years in the period ended December 1, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 1, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Nashville, TN
January 25, 2013

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended November 30, 2012, 2011 and 2010
(Dollars in thousands except share data)

	2012	2011	2010
Net sales	$1,121,765	$1,126,601	$1,011,429
Cost of sales	741,433	743,180	673,022
Gross profit	380,332	383,421	338,407

Selling and administrative expenses	197,618	202,154	193,758
Operating profit	182,714	181,267	144,649

Other income (expense):
Interest expense	(527)	(469)	(546)
Interest income	600	649	288
Other, net	210	(139)	(968)
	283	41	(1,226)

Earnings before income taxes	182,997	181,308	143,423
Provision for income taxes	59,657	56,947	47,072

Net earnings	123,340	124,361	96,351

Net earnings attributable to noncontrolling interests, net of tax	(354)	(358)	(270)

Net earnings attributable to CLARCOR Inc.	$122,986	$124,003	$96,081

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.45	$2.46	$1.90
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.42	$2.42	$1.88

Weighted average number of shares outstanding - Basic	50,285,480	50,501,842	50,678,617
Weighted average number of shares outstanding - Diluted	50,882,191	51,191,435	51,156,229

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2012 and 2011
(Dollars in thousands except share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$185,496	$155,999
Restricted cash	566	1,105
Accounts receivable, less allowance for losses of $9,554 for 2012 and $9,795 for 2011	214,474	206,664
Inventories	211,251	200,274
Deferred income taxes	34,693	25,974
Income taxes receivable	—	3,373
Prepaid expenses and other current assets	8,114	7,510
Total current assets	654,594	600,899

Property, plant and equipment, at cost, less accumulated depreciation	195,101	184,992
Assets held for sale	2,000	2,000
Goodwill	241,924	235,530
Acquired intangibles, less accumulated amortization	95,681	98,674
Deferred income taxes	—	749
Other noncurrent assets	16,202	12,089
Total assets	$1,205,502	$1,134,933
LIABILITIES
Current liabilities:
Current portion of long-term debt	$201	$1,289
Accounts payable and accrued liabilities	172,262	155,585
Income taxes payable	2,428	3,176
Total current liabilities	174,891	160,050

Long-term debt, less current portion	16,391	15,981
Long-term pension and postretirement healthcare benefits liabilities	50,680	74,524
Deferred income taxes	51,385	36,194
Other long-term liabilities	8,571	11,069
Total liabilities	301,918	297,818

Contingencies (Note L)
Redeemable noncontrolling interests	1,754	1,557

SHAREHOLDERS' EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 120,000,000 shares, issued 49,652,737 for 2012 and 50,144,928 for 2011	49,653	50,145
Capital in excess of par value	—	19,453
Accumulated other comprehensive loss	(51,708)	(44,391)
Retained earnings	902,899	809,520
Total CLARCOR Inc. equity	900,844	834,727
Noncontrolling interests	986	831
Total shareholders' equity	901,830	835,558
Total liabilities and shareholders' equity	$1,205,502	$1,134,933

 The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2012, 2011 and 2010
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total
Balance, December 1, 2009	50,392,571	50,393	36,814	(32,879)	632,291	686,619	1,856	688,475
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	96,081	96,081	175	96,256
Pension and other postretirement benefits liability adjustments, net of tax of $(1,647)	—	—	—	2,170	—	2,170	—	2,170
Translation adjustments, net of tax of $0	—	—	—	(5,097)	—	(5,097)	(3)	(5,100)
Comprehensive earnings (excludes redeemable noncontrolling interests)						93,154	172	93,326
Changes in noncontrolling interests ownership	—	—	190	—	—	190	(971)	(781)
Stock options exercised	336,189	336	4,718	—	—	5,054	—	5,054
Tax benefit applicable to stock options	—	—	2,457	—	—	2,457	—	2,457
Issuance and expense of stock under award plans	52,007	52	1,718	—	—	1,770	—	1,770
Purchase and retire stock	(445,991)	(446)	(15,831)	—	—	(16,277)	—	(16,277)
Stock option expense	—	—	3,632	—	—	3,632	—	3,632
Other	—	—	—	765	(752)	13	—	13
Cash dividends - $0.3975 per common share	—	—	—	—	(20,142)	(20,142)	—	(20,142)
Balance, November 30, 2010	50,334,776	$50,335	$33,698	$(35,041)	$707,478	$756,470	$1,057	$757,527
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	124,003	124,003	348	124,351
Pension and other postretirement benefits liability adjustments, net of tax benefit of $4,995	—	—	—	(7,614)	—	(7,614)	—	(7,614)
Translation adjustments, net of tax of $(40)	—	—	—	(1,736)	—	(1,736)	(253)	(1,989)
Comprehensive earnings (excludes redeemable noncontrolling interests)						114,653	95	114,748
Changes in noncontrolling interests ownership	—	—	—	—	—	—	(321)	(321)
Stock options exercised	439,582	440	2,944	—	—	3,384	—	3,384
Tax benefit applicable to stock options	—	—	5,100	—	—	5,100	—	5,100
Issuance and expense of stock under award plans	54,346	54	1,947	—	—	2,001	—	2,001
Purchase and retire stock	(683,776)	(684)	(28,633)	—	—	(29,317)	—	(29,317)
Stock option expense	—	—	4,397	—	—	4,397	—	4,397
Cash dividends - $0.4350 per common share	—	—	—	—	(21,961)	(21,961)	—	(21,961)
Balance, November 30, 2011	50,144,928	$50,145	$19,453	$(44,391)	$809,520	$834,727	$831	$835,558

(Continued)

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2012, 2011 and 2010
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total

(Continued)
Balance, November 30, 2011	50,144,928	$50,145	$19,453	$(44,391)	$809,520	$834,727	$831	$835,558
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	122,986	122,986	115	123,101
Pension and other postretirement benefits liability adjustments, net of tax benefit of $4,499	—	—	—	(6,234)	—	(6,234)	—	(6,234)
Translation adjustments, net of tax of $0	—	—	—	(1,083)	—	(1,083)	40	(1,043)
Comprehensive earnings (excludes redeemable noncontrolling interests)						115,669	155	115,824
Stock options exercised	248,374	248	3,434	—	—	3,682	—	3,682
Tax benefit applicable to stock options	—	—	2,007	—	—	2,007	—	2,007
Issuance and expense of stock under award plans	52,316	53	1,815	—	—	1,868	—	1,868
Purchase and retire stock	(792,881)	(793)	(31,516)	—	(5,011)	(37,320)	—	(37,320)
Stock option expense	—	—	4,997	—	—	4,997	—	4,997
Other	—	—	(190)	—	315	125	—	125
Cash dividends - $0.4950 per common share	—	—	—	—	(24,911)	(24,911)	—	(24,911)
Balance, November 30, 2012	49,652,737	$49,653	$—	$(51,708)	$902,899	$900,844	$986	$901,830

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended November 30, 2012, 2011 and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net earnings	$123,340	$124,361	$96,351
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,925	26,826	26,119
Amortization	5,890	5,609	4,802
Other noncash items	(26)	281	(101)
Net (gain) loss on disposition of assets	(725)	452	337
Impairment of long-lived assets	—	87	276
Stock-based compensation expense	6,226	5,477	4,602
Excess tax benefit from stock-based compensation	(2,007)	(5,100)	(2,500)
Deferred income taxes	9,272	9,231	(845)
Changes in assets and liabilities, net of business acquisitions:
Short-term investments	—	—	32,171
Accounts receivable	(7,666)	(16,918)	(26,442)
Inventories	(8,320)	(16,782)	(26,244)
Prepaid expenses and other current assets	(329)	(1,864)	1,165
Other noncurrent assets	(2,836)	746	(376)
Accounts payable, accrued liabilities and other liabilities	(5,650)	(15,954)	36,790
Pension and postretirement healthcare liabilities, net	(13,349)	(5,958)	4,120
Income taxes	6,104	9,055	(6,823)
Net cash provided by operating activities	135,849	119,549	143,402

Cash flows from investing activities:
Restricted cash	240	149	(1,119)
Business acquisitions, net of cash acquired	(14,493)	(16,758)	—
Payments for purchase of property, plant and equipment	(36,468)	(22,486)	(23,371)
Proceeds from disposition of plant assets	534	327	2,296
Investment in affiliate	(1,023)	(596)	(199)
Proceeds from insurance claims	—	200	557
Net cash used in investing activities	(51,210)	(39,164)	(21,836)

Cash flows from financing activities:
Net payments under multicurrency revolving credit agreement	—	—	(35,000)
Payments on long-term debt	(1,418)	(1,853)	(164)
Payments of financing costs	(564)	—	—
Sale of capital stock under stock option and employee purchase plans	6,415	8,449	7,290
Acquisition of noncontrolling interest	—	—	(732)
Payments for repurchase of common stock	(37,320)	(29,317)	(16,277)
Excess tax benefit from stock-based compensation	2,007	5,100	2,500
Dividend paid to noncontrolling interests	—	(321)	—
Cash dividends paid	(24,911)	(21,961)	(20,143)
Net cash used in financing activities	(55,791)	(39,903)	(62,526)
Net effect of exchange rate changes on cash	649	(1,505)	(1,295)
Net change in cash and cash equivalents	29,497	38,977	57,745
Cash and cash equivalents, beginning of period	155,999	117,022	59,277
Cash and cash equivalents, end of period	$185,496	$155,999	$117,022

Cash paid during the period for interest	$397	$300	$1,318
Cash paid during the period for income taxes, net of refunds	$43,821	$37,959	$54,560

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

Accounting Period

The Company's fiscal year-end is the Saturday closest to November 30, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year.  The fiscal years ended December 1, 2012 and November 27, 2010 were comprised of fifty-two weeks. The fiscal year ended December 3, 2011 was a fifty-three week year.  For clarity of presentation in the Consolidated Financial Statements, all fiscal years are shown to begin as of December 1 and end as of November 30.

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

Foreign Currency Translation and Transactions

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period and equity accounts are translated at historical rates.  Net exchange gains or losses resulting from the translation of foreign financial statements are accumulated with other comprehensive earnings (losses) as a separate component of shareholders' equity and are presented in the Consolidated Statements of Shareholders’ Equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Other, net, included in Other income (expense), includes net foreign currency gains (losses) of $(847), $44 and $(709) in fiscal years 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to guarantees that expire within one year.  The Company also has $1,839 and $1,590 of noncurrent restricted cash recorded in Other noncurrent assets as of November 30, 2012 and 2011, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Balance Sheets.

Cash and cash equivalents and restricted cash represent financial instruments with potential credit risk.  The Company mitigates the risk by investing the assets with financially strong institutions.

Derivatives

For the years ended November 30, 2012, 2011 and 2010, the Company did not enter into any material derivative contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost.  The Company periodically assesses its inventories for potential excess, slow movement and obsolescence and adjusts inventory values accordingly.  Inventories are summarized as follows:

	2012	2011
Raw materials	$75,928	$72,289
Work in process	34,996	30,957
Finished products	100,327	97,028
	$211,251	$200,274

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

Goodwill and Acquired Intangible Assets

The Company recognizes the excess of the cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed as goodwill.  Goodwill is tested for impairment at the reporting unit level on an annual basis during the fourth quarter and any time events or changes in circumstances indicate that the carrying amount of goodwill and acquired intangible assets might not be recoverable.  Impairment losses would be recognized whenever the implied fair value of goodwill is less than its carrying value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Impairment of Long-Lived Assets

The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including plant assets, associated identifiable intangible assets and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the years ended November 30, 2012, 2011 and 2010, the Company recorded impairment charges of $0, $87, and $276 included in Cost of sales in the Consolidated Statements of Earnings, related to machinery and equipment, respectively.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustments and pension related gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through net periodic benefit costs.  The components of the ending balances of Accumulated other comprehensive loss are as follows:

	2012	2011	2010
Pension liability, net of tax	$(50,890)	$(44,656)	$(37,042)
Translation adjustments, net of tax	(818)	265	2,001
Accumulated other comprehensive loss	$(51,708)	$(44,391)	$(35,041)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company acquired a business during 2008 which uses the percentage of completion accounting revenue recognition method for qualifying contracts under which products are manufactured to customer specifications.  Approximately $34,466, $40,072 and $40,500 of the Company’s total revenue for fiscal year 2012, 2011 and 2010, respectively, was recognized under the percentage of completion accounting method.  Revenue is recognized on contracts utilizing the percentage of completion method based on costs incurred as a percentage of estimated total costs.  Revenue recognized on uncompleted contracts in excess of amounts billed to customers is reflected as a current asset.  Amounts billed to customers in excess of revenue recognized on uncompleted contracts are reflected as a current liability. When it is estimated that a contract will result in a loss, the entire amount of the estimated loss is accrued. The effect of revisions in costs and profit estimated for contracts is reflected in the accounting period in which the facts requiring the revisions become known.

Product Warranties

The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time existence of the claims is known and the amounts are reasonably determinable.

Research and Development

The Company charges research and development costs, relating to the development of new products or the improvement or redesign of its existing products, to expense when incurred.  These costs were approximately $11,811 in 2012, $10,989 in 2011 and $9,817 in 2010.

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

Guarantees

At November 30, 2012, the Company has letters of credit totaling $23,307 issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations.  The Company believes that no payments will be required resulting from these obligations.

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined.  The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

New Pronouncements

In July 2012, the FASB issued amendments to its indefinite-lived intangible assets impairment testing guidance to simplify how entities test for indefinite-lived intangible asset impairments. The objective of the amendments is to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance amount long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company does not expect the adoption of this guidance on the first day of fiscal year 2013 to have a material impact on the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

In September 2011, the FASB issued amendments to its goodwill impairment testing guidance to simplify how entities test for goodwill impairments. The amendments are intended to reduce complexity and cost by providing a company the option of making an initial qualitative evaluation about the likelihood of goodwill impairment in determining whether it should calculate the fair value of a reporting unit. The amendments also include examples of events and circumstances that a company should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company does not expect the adoption of this guidance on the first day of fiscal year 2013 to have a material impact on the Consolidated Financial Statements.

In June 2011, the FASB issued amendments to its comprehensive income guidance to (a) improve the comparability, consistency and transparency of financial reporting, (b) increase the prominence of items reported in other comprehensive income and (c) facilitate the convergence of U.S. GAAP with International Financial Reporting Standards ("IFRS"). The amendments require all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The required amendments, pursuant to the guidance, must be applied retrospectively. In December 2011, the FASB issued amendments to defer certain presentation requirements of the initial guidance. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. The adoption of this guidance on the first day of fiscal year 2013 will affect the presentation of the Consolidated Statements of Earnings and the Consolidated Statements of Shareholders' Equity, but will not have a material effect on the Company’s financial position or results of operations.

In May 2011, the FASB issued guidance amending fair value measurement and disclosure requirements in order to align U.S. GAAP and IFRS. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the intent about the application of existing fair value measurement requirements, while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The impact of adopting this guidance on March 1, 2012 was not material to the Consolidated Financial Statements.

In December 2010, the FASB issued guidance which amends the pro-forma disclosure requirements for business combinations and specifies that if a public company presents comparative financial statements, the company should disclose revenue and earnings of the combined entity as though business combinations occurring during the year had occurred as of the beginning of the comparable prior annual reporting period only.  The guidance also expands the pro-forma disclosure requirements to include a description of the nature and amount of material, nonrecurring pro-forma adjustments directly attributable to the business combination included in the reported pro-forma revenue and earnings.  The impact of adopting this guidance on the first day of fiscal year 2012 was not material to the Consolidated Financial Statements.

B.    BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

On May 9, 2012, the Company acquired 100% of the shares of Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing and the remaining purchase price will be paid in equal annual installments on the first and second anniversaries of the closing date. Modular, a manufacturer of pressure vessels, process and storage tanks and other natural gas filtration products and distributor of aftermarket elements, is located in Henderson, Western Australia. The acquisition of Modular gives the Company first-fit manufacturing capabilities in Western Australia, as well as a platform for aftermarket growth throughout the region. Modular has been combined into an existing Company subsidiary, which is part of the Company's Industrial/Environmental Filtration segment. The acquisition of Modular increased our Net sales by $5,314 and did not have a material impact on Operating profit for the year ended November 30, 2012. The Company incurred costs of $250 related to the acquisition of Modular which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. Acquired finite-lived intangible assets of $2,552 were recorded in connection with the purchase. The $5,339 excess of the initial purchase price over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

On December 29, 2010, the Company acquired 100% of the outstanding membership interests in TransWeb LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and HVAC filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb supplied media to a subsidiary of the Company for several years.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of the Company's filtration operating companies.  TransWeb’s results are included in the Industrial/Environmental Filtration segment from the date of acquisition.  Net sales and Operating loss attributable to TransWeb for the year ended November 30, 2012 were $8,607 and $(378), respectively. Net sales and Operating profit attributable to TransWeb for the year ended November 30, 2011 were $13,022 and $2,552, respectively.

The base purchase price to acquire TransWeb was $30,017, excluding cash acquired.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of 3M litigation, which funds may be used by the Company in connection with the same (see Note L).  A contingent liability for a potential earn-out payment to one of the former owners of $1,018, recorded on the acquisition date at fair value by applying the income approach, was also recognized and is included in Other long-term liabilities in the Consolidated Balance Sheets.  The Company assumed existing long term debt of $1,544, which was immediately repaid in connection with the closing.  The Company paid the balance of the purchase price with available cash.  During the years ended November 30, 2012 and 2011, the Company incurred legal charges of $10,140 and $6,329, respectively, in connection with the 3M litigation, which were applied against the $17,000 withheld payment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The acquisition-date estimated fair value of the contingent consideration payment of $1,018 was recorded as a component of the consideration transferred in exchange for the equity interests of TransWeb in accordance with accounting guidance.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent liability is based on significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature (see Note E).  The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 11.90%. At November 30, 2012, the fair value of the contingent consideration payment (see Note E) was $1,292.

Assuming this transaction had been made at the beginning of the prior annual reporting period, the consolidated pro-forma results would not be materially different from the results as reported. The Company incurred costs of $141 related to the acquisition of TransWeb which are included in Selling and administrative expenses in the Consolidated Statements of Earnings for the year ended November 30, 2011.

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

In December 2007, the Company purchased a distributor of engineered filtration products in Canada for $1,402 including acquisition costs.  During fiscal year 2008, $811 of the purchase price was paid, $198 of the purchase price was paid during fiscal year 2009, $142 was paid during fiscal year 2010, $99 was paid during fiscal year 2011 and the remaining amount was paid during fiscal year 2012.  The business is included in the Industrial/Environmental Filtration segment from the date of acquisition and is not material to the results of the Company.

During fiscal year 2010, the Company accrued $666 pursuant to the terms of the purchase agreement related to a 2006 Industrial/Environmental Filtration segment acquisition and recorded additional goodwill.  The amount was paid during fiscal year 2011.  A final payment of $257 was made during fiscal year 2012 based on the operating performance of the acquired entity and recorded as additional goodwill.

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  During the year ended November 30, 2012, the Company did not make any additional investments. During the year ended November 30, 2011, the Company invested an additional $150. Of the additional amounts invested, $21 has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,137 and $3,229, at November 30, 2012 and 2011, respectively, included in Other noncurrent assets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH based on the percentage of ownership, as well as the receipt of any dividends.  The Company did not receive any dividends from BPH during the years ended November 30, 2012 or 2011.  During the year ended November 30, 2010, the Company received dividends of $382 from BPH, included in Other, net, in the accompanying Consolidated Statements of Earnings.  The equity investment is periodically reviewed for indicators of impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company also owns a 14.85% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the years ended November 30, 2012, 2011 and 2010, the Company invested an additional $1,114, $300 and $398, respectively.  Of the additional amounts invested, $223 has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets. The investment, with a carrying amount of $1,812 and $698, at November 30, 2012 and November 30, 2011, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the year ended November 30, 2012, the Company received dividends of $1,200 from Algae, included in Other, net, in the accompanying Consolidated Statements of Earnings. During the years ended November 30, 2011 and 2010, the Company did not receive any dividends from Algae.

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA ("SINFA"), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, which is included in the Engine/Mobile Filtration segment.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Balance Sheets.  The Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable. The Company has not recorded any accretion to date.

C.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following assets at November 30, 2012 and 2011:

	2012	2011
Land	$9,326	$8,763
Buildings and building fixtures	107,857	99,778
Machinery and equipment	372,358	358,763
Construction in process	20,578	10,799
	510,119	478,103
Accumulated depreciation	(315,018)	(293,111)
	$195,101	$184,992

At both November 30, 2012 and 2011, land of $398 and building and building fixtures of $1,602 related to one Kentucky plant are classified as Assets held for sale.

At November 30, 2012 and 2011, additions to property, plant and equipment totaling $1,668 and $2,315 were included in Accounts payable and accrued liabilities.  During the years ended November 30, 2012 and 2011, additions to property, plant and equipment of $826 and $14, respectively, were acquired under capitalized leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

D.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The following table reconciles the activity for goodwill by segment for fiscal years 2012 and 2011.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2010	$21,634	$206,471	$—	$228,105
Acquisitions	—	7,976	—	7,976
Currency translation adjustments	(547)	(4)	—	(551)
November 30, 2011	$21,087	$214,443	$—	$235,530
Acquisitions	—	5,596	—	5,596
Currency translation adjustments	506	292	—	798
November 30, 2012	$21,593	$220,331	$—	$241,924

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

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2012
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,729	$—	$42,332

Finite Lived Intangibles:
Trademarks - finite lived, gross	$300	$488	$—	$788
Accumulated amortization	(89)	(316)	—	(405)
Trademarks - finite lived, net	$211	$172	$—	$383

Customer relationships, gross	$4,278	$45,517	$—	$49,795
Accumulated amortization	(1,701)	(16,813)	—	(18,514)
Customer relationships, net	$2,577	$28,704	$—	$31,281

Other acquired intangibles, gross	$243	$39,885	$—	$40,128
Accumulated amortization	(243)	(18,200)	—	(18,443)
Other acquired intangibles, net	$—	$21,685	$—	$21,685

Total finite lived intangible assets, net	$2,788	$50,561	$—	$53,349
Acquired intangible assets, less accumulated amortization	$3,391	$92,290	$—	$95,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2011
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,922	$—	$42,525

Finite Lived Intangibles:
Trademarks - finite lived, gross	$306	$488	$—	$794
Accumulated amortization	(74)	(302)	—	(376)
Trademarks - finite lived, net	$232	$186	$—	$418

Customer relationships, gross	$4,256	$42,694	$—	$46,950
Accumulated amortization	(1,535)	(13,559)	—	(15,094)
Customer relationships, net	$2,721	$29,135	$—	$31,856

Other acquired intangibles, gross	$243	$39,632	$—	$39,875
Accumulated amortization	(243)	(15,757)	—	(16,000)
Other acquired intangibles, net	$—	$23,875	$—	$23,875

Total finite lived intangible assets, net	$2,953	$53,196	$—	$56,149
Acquired intangible assets, less accumulated amortization	$3,556	$95,118	$—	$98,674

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

Amortization expense for the years ended:
2012	$5,890
2011	5,609
2010	4,802

Estimated amortization expense for the next five years:
2013	$5,922
2014	5,720
2015	5,653
2016	5,517
2017	5,264

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2012
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$614	$614	$—	$—
Mutual fund investments - bonds	425	425	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,070	$1,070	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,292	$—	$—	$1,292

November 30, 2011
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$659	$659	$—	$—
Mutual fund investments - bonds	472	472	—	—
Cash and equivalents	—	—	—	—
Total restricted trust	$1,131	$1,131	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,123	$—	$—	$1,123

There were no transfers between Level 1 and Level 2 during the years ended November 30, 2012 and 2011.  The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds. The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb (see Note B).  There were no changes in the fair value determination methods or significant assumptions used in those methods during the year ended November 30, 2012.  The fair value of the TransWeb contingent earn-out payment increased by $169, based on changes in the remaining discount period, during the year ended November 30, 2012 and is included in Selling and administrative expenses in the accompanying Consolidated Statements of Earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both November 30, 2012 and 2011.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  A fair value estimate of $16,532 and $16,716 for long-term debt at November 30, 2012 and 2011, respectively, is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at November 30, 2012 and 2011 is $16,592 and $17,270, respectively.

F.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at November 30, 2012 and 2011 were as follows:

	2012	2011
Accounts payable	$69,206	$64,701
Accrued salaries, wages and commissions	16,884	24,760
Pension and postretirement healthcare benefits liabilities	21,442	319
Compensated absences	9,010	8,530
Accrued insurance liabilities	7,733	9,017
Customer deposits	14,207	8,727
Other accrued liabilities	33,780	39,531
	$172,262	$155,585

No amounts within the Other accrued liabilities amount shown above exceed 5% of total current liabilities.

Accrued pension and postretirement healthcare benefits liabilities at November 30, 2012 includes $21,034 related to pension benefits payable in 2013, under our U.S. combined nonqualified pension plan, to our former Executive Chairman, who retired from the Company at the end of 2012.

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold.  The expenses estimated to be incurred are provided at the time of sale and adjusted as needed, based primarily upon experience.  Changes in the Company’s warranty accrual, which is included in Other accrued liabilities, for the years ended November 30, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Warranty accrual at beginning of period	$2,580	$3,499	$3,989
Accruals for warranties issued during the period	514	622	825
Adjustments related to business acquisitions	32	—	—
Adjustments related to pre-existing warranties	(691)	(846)	(308)
Settlements made during the period	(850)	(316)	(856)
Other adjustments, including currency translation	(52)	(379)	(151)
Warranty accrual at end of period	$1,533	$2,580	$3,499

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

G.    LONG-TERM DEBT

Long-term debt at November 30, 2012 and 2011 consisted of the following:

	2012	2011
Multicurrency Revolving Credit Agreement	$—	$—
Industrial Revenue Bonds, at a weighted average interest rate of 0.35% at both year ends	15,820	15,820
Note payable, due March 2012, at a fixed interest rate of 6.00%	—	1,196
Other long-term debt	772	254
Total long-term debt	$16,592	$17,270

Current portion of long-term debt	$201	$1,289
Long-term debt, less current portion	$16,391	$15,981

On April 5, 2012, the Company refinanced its existing $250,000 revolving credit facility, which was scheduled to expire on December 18, 2012, by entering into a new five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions. Under the Credit Facility, the Company may borrow up to $150,000, which includes a $10,000 swing line sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. At the Company's election, loans made under the Credit Facility bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, the federal funds rate, or a specified margin over the one-month London Interbank Offered Rate (“LIBOR”), or (2) LIBOR plus an applicable margin. Swing line loans bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility also contains certain covenants customary to such agreements, including covenants that place limits on our ability to incur additional debt, require us to maintain minimum levels of interest coverage, and restrict certain changes in ownership, as well as customary events of default. At November 30, 2012, there were no borrowings outstanding on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at November 30, 2012. In connection with the refinancing of the Credit Facility, the Company paid $564 of financing costs, capitalized in Other noncurrent assets, which will be amortized to interest expense over the life of the Credit Facility.

As of November 30, 2012 and 2011, industrial revenue bonds issued by the Company include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031 and $8,410 re-issued in cooperation with the South Dakota Economic Development Finance Authority due February 1, 2016.  The interest rates on these bonds are reset weekly.

Required principal maturities of long-term debt as of year-end 2012 for the next five fiscal years ending November 30 are as follows:

2013	$201
2014	172
2015	172
2016	8,580
2017	57
Thereafter	7,410

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

H.    LEASES

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through December 2034.  Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses. The following table summarizes rent expense for the past three fiscal years and commitments for minimum rentals under noncancelable leases having initial or remaining terms in excess of one year at November 30, 2012.

Rent expense for the years ended:
2012	$16,699
2011	16,518
2010	15,594

Future minimum rentals under noncancelable leases:
2013	$12,761
2014	10,658
2015	8,205
2016	5,536
2017	3,392
Thereafter	10,476

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

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  During 2012, the Company made voluntary contributions to its qualified U.S. pension plans of $15,793. The Company did not make a voluntary contribution to its qualified U.S. pension plans in 2011 or 2010.  The Company expects to contribute $6,156 to its U.S. qualified plans, $21,372 to its U.S. combined nonqualified plans, $340 to its non-U.S. plan and $70 to its postretirement healthcare benefit plan to pay benefits during 2013.

The projected benefit obligation ("PBO"), accumulated benefit obligation (“ABO”) and fair value of plan assets for qualified pension plans with PBOs and ABOs in excess of plan assets were $194,650, $186,343 and $146,307, respectively, at November 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The U.S. combined nonqualified plans are unfunded; therefore, there are no plan assets; however, the Company has funded $1,070 and $1,131 at November 30, 2012 and 2011, respectively, into a restricted trust for its U.S. combined nonqualified plans, see Note E.  This trust is included in Other noncurrent assets in the Consolidated Balance Sheets.  The PBO and ABO for the U.S. combined nonqualified plans were $23,337 and $23,229, at November 30, 2012, respectively.

A discount rate is used to calculate the present value of the PBO.  The Company’s objective in selecting a discount rate is to select the best estimate of the rate at which the benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plan.  In making this estimate, the Company looks at rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the benefits.  This process includes looking at the bonds available on the measurement date with a quality rating of Aa or better.  Similar appropriate benchmarks are used to determine the discount rate for the non-U.S. plan.  The difference in the discount rates between the qualified, the nonqualified and the other postretirement plans is due to different expectations as to the period of time in which plan members will participate in the various plans.  In general, higher discount rates correspond to longer expected participation periods.  The assumptions for the discount rate, rate of compensation increase and expected rate of return and the asset allocations related to the non-U.S. plan are not materially different than for the U.S. qualified plans.

The rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits in the pay-related plans.  The Company considers the impact of profit-sharing payments, merit increases and promotions in setting the salary increase assumption as well as possible future inflation increases and its impact on salaries paid to plan participants at the locations where the Company conducts operations.

The following tables show reconciliations of the changes in benefit obligations and plan assets for our pension plans and other postretirement benefits plan as of November 30, 2012 and 2011.  The accrued pension benefit obligation includes an unfunded benefit obligation of $23,337 and $22,022 as of November 30, 2012 and 2011, respectively, related to the Company’s U.S. combined nonqualified plans.

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$186,841	$168,644	$550	$663
Currency translation	200	(14)	—	—
Service cost	2,126	1,968	—	—
Interest cost	7,715	8,133	17	23
Plan participants' contributions	42	41	—	—
Actuarial losses (gains)	28,119	16,562	(189)	(24)
Benefits paid	(7,056)	(8,493)	(282)	(483)
Retiree contributions	—	—	346	371
Benefit obligation at end of year	$217,987	$186,841	$442	$550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Change in plan assets
Fair value of plan assets at beginning of year	$112,548	$100,866	$—	$—
Currency translation	175	(13)	—	—
Actual return on plan assets	18,325	5,771	—	—
Employer contributions	22,273	14,376	282	483
Plan participants' contributions	42	41	—	—
Benefits paid	(7,056)	(8,493)	(282)	(483)
Fair value of plan assets at end of year	$146,307	$112,548	$—	$—
Funded status	$(71,680)	$(74,293)	$(442)	$(550)

Accumulated benefit obligation at end of year	$209,572	$178,959	n/a	n/a

Assumptions:
Discount rate - qualified plans	3.50%	4.50%	2.25%	3.50%
Discount rate - nonqualified plans	1.75%	2.75%	n/a	n/a
Rate of compensation increase - qualified plans	4.00%	4.00%	n/a	n/a
Rate of compensation increase - nonqualified plans	4.00%	4.00%	n/a	n/a
Measurement date	11/30/2012	11/30/2011	11/30/2012	11/30/2011

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Amounts recognized in the Consolidated Balance Sheets as of November 30
Accounts payable and accrued liabilities	$(21,372)	$(219)	$(70)	$(100)
Long-term pension and postretirement healthcare benefits liabilities	(50,308)	(74,074)	(372)	(450)
Funded status	$(71,680)	$(74,293)	$(442)	$(550)

Accumulated other comprehensive loss, pre-tax	$83,392	$72,687	$(1,832)	$(1,887)

Amounts recognized in Accumulated Other Comprehensive Loss, as of November 30
Unrecognized net actuarial loss (gain)	$83,413	$72,717	$(1,114)	$(1,047)
Unrecognized net prior service credit	(21)	(30)	(718)	(840)
Accumulated other comprehensive loss, pre-tax	83,392	72,687	(1,832)	(1,887)
Deferred taxes	(31,336)	(26,830)	666	686
Accumulated other comprehensive loss, after-tax	$52,056	$45,857	$(1,166)	$(1,201)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The amounts affecting Accumulated other comprehensive loss for the years ended November 30, 2012 and 2011 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Amortization of unrecognized prior service (cost) credit, net of tax of $(6), $(149) and $(45), $(45), respectively	$3	$246	$77	$77
Amortization of unrecognized actuarial (losses) gains, net of tax of $3,164, $2,403 and $(44), $(47), respectively	(5,159)	(4,075)	77	83
Current year actuarial losses (gains), net of tax of $(7,143), $(6,825) and $68, $9, respectively	11,876	11,639	(120)	(15)
Effect of change in deferred tax rate	(521)	(335)	1	(6)
Total	$6,199	$7,475	$35	$139

The target allocation of invested assets for the U.S. plans is 60% equity securities and 40% debt securities.  The target allocation is based on the Company’s desire to maximize total return, considering the long-term funding objectives of the pension plans, but may change in the future.  Plan assets are diversified to achieve a balance between risk and return.  The Company does not invest plan assets in private equity funds or hedge funds.  The Company’s expected long-term rate of return considers historical returns on plan assets as well as future expectation given the current and target asset allocation and current economic conditions with input from investment managers and actuaries.  The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns.

As of the November 30th measurement dates, the fair values of actual pension asset allocations were as follows:

	2012	2011
Equity securities	60.6%	72.1%
Debt securities	38.9%	24.1%
Real estate	—%	3.4%
Cash and cash equivalents	0.5%	0.4%
	100.0%	100.0%

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).  See Note E for a discussion of the fair value hierarchy.  The following table summarizes the fair value of the pension plans’ assets.

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2012
U.S. equity securities funds	$61,272	$61,272	$—	$—
Non-U.S. equity securities funds	27,422	27,422	—	—
Fixed income securities funds	56,854	56,854	—	—
Cash and equivalents funds	618	618	—	—
Total	146,166	$146,166	$—	$—
Other items to reconcile to fair value of plan assets	141
Fair value of plan assets	$146,307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2011
U.S. equity securities funds	$68,481	$—	$68,481	$—
Non-U.S. equity securities funds	12,613	5,424	7,189	—
Fixed income securities funds	27,171	1,916	25,255	—
Real estate funds	3,782	—	—	3,782
Cash and equivalents funds	67	67	—	—
Total	112,114	$7,407	$100,925	$3,782
Other items to reconcile to fair value of plan assets	434
Fair value of plan assets	$112,548

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

The following table summarizes changes in the fair value of Level 3 assets for the year ended November 30, 2012.

	2012	2011
Balance at beginning of year	$3,782	$3,203
Unrealized gains	—	579
Realized gains	279	—
Sale of assets	(4,061)	—
Balance at end of year	$—	$3,782

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

	Pension Benefits
	2012	2011	2010
Components of net periodic benefit cost
Service cost	$2,126	$1,968	$2,119
Interest cost	7,715	8,133	8,108
Expected return on plan assets	(9,181)	(7,674)	(7,123)
Settlement costs	—	1,368	—
Amortization of unrecognized:
Prior service cost	(10)	(395)	(394)
Net actuarial loss	8,323	5,110	5,006
Net periodic benefit cost	$8,973	$8,510	$7,716

Assumptions:
Discount rate - qualified plans	4.50%	5.25%	5.50%
Discount rate - nonqualified plans	1.75%	2.75%	2.25%
Expected return on plan assets	7.50%	7.50%	7.75%
Rate of compensation increase - qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase - nonqualified plans	4.00%	4.00%	4.00%
Measurement date - qualified plans	11/30/2011	11/30/2010	11/30/2009
Measurement date - nonqualified plans	11/30/2012	11/30/2011	11/30/2010

For the determination of 2013 expense, the Company changed its assumptions as follows: (a) leave the long-term return on assets for its qualified plans unchanged, (b) decrease the discount rates on its qualified plans to 3.50%, and (c) leave the rate of compensation increase unchanged.  For its U.S. combined nonqualified plans, the Company expects to leave the discount rates and rate of compensation increase unchanged.

The changes in the fair value of plan assets, plan liabilities and in the assumptions will result in a net decrease in fiscal year 2013 expense of approximately $774 for the qualified U.S. pension plans. The Company also expects a net decrease of approximately $838 for the U.S. combined nonqualified plans in fiscal year 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

The components of net periodic benefit income for postretirement healthcare benefits are shown below.

	Other Postretirement Benefits
	2012	2011	2010
Components of net periodic benefit income
Interest cost	$17	$23	$32
Amortization of unrecognized:
Prior service cost	(122)	(122)	(123)
Net actuarial gain	(121)	(130)	(129)
Net periodic benefit income	$(226)	$(229)	$(220)

Assumptions:
Discount rate	3.50%	3.75%	4.25%
Measurement date	11/30/2011	11/30/2010	11/30/2009

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007.  As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants.  The Company expects to decrease its discount rate assumption to 2.25% in 2013 for its other postretirement benefits plan, which will not significantly affect the fiscal year 2013 expense.

The estimated amounts that will be amortized from Accumulated other comprehensive loss at November 30, 2012 into net periodic benefit cost, pre-tax, in fiscal year 2013 are as follows:

	Pension Benefits	Other Postretirement Benefits
Prior service cost (credit)	$(10)	$(123)
Actuarial loss (gain)	6,704	(149)
Total	$6,694	$(272)

The expected cash benefit payments from the plans for the next ten fiscal years are as follows:

	Pension Benefits	Other Postretirement Benefits
2013	$28,821	$70
2014	8,069	64
2015	8,424	59
2016	8,769	47
2017	9,225	39
2018-2022	54,131	129

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement.  The Company may match, at its discretion, the contributions of participating employees in the respective plans.  The Company recognized expense related to these plans for the past three fiscal years as follows:

2012	$4,377
2011	3,933
2010	3,597

J.    INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits for the years ended November 30, 2012, 2011 and 2010.

	2012	2011	2010
Unrecognized tax benefits at December 1,	$3,015	$2,783	$3,021
Additions for current period tax positions	382	591	574
Reductions for current period tax positions	(37)	—	—
Additions for prior period tax positions	—	—	57
Reductions for prior period tax positions	(631)	(193)	—
Reductions for lapse of statue of limitations/settlements	(460)	(203)	(809)
Changes in interest and penalties	(60)	37	(60)
Unrecognized tax benefits at November 30,	$2,209	$3,015	$2,783

At November 30, 2012 and 2011, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,533 and $2,123, respectively.  As of November 30, 2012 and 2011, the Company had $445 and $495, respectively, accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2012, will decrease by $104 over the next twelve months as a result of expected settlements with taxing authorities.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal year 2013; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Internal Revenue Service has completed its audits of the Company’s U.S. income tax returns through fiscal year 2009.  With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The provision for income taxes consisted of:

	2012	2011	2010
Current:
Federal	$37,673	$34,374	$35,292
State	2,484	1,558	2,526
Foreign	10,228	11,784	10,099
Deferred:
Federal	8,763	9,196	631
State	805	1,086	(1,085)
Foreign	(296)	(1,051)	(391)
	$59,657	$56,947	$47,072

Earnings before income taxes and noncontrolling interests included the following components:

	2012	2011	2010
Domestic income	$145,433	$139,840	$109,303
Foreign income	37,564	41,468	34,120
	$182,997	$181,308	$143,423

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates.  The reasons for these differences are as follows:

	Percent of Pre-Tax Earnings
	2012	2011	2010
Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	1.3	1.0
Tax credits	(0.1)	(0.7)	—
Foreign taxes at different rates, net of credits	(2.0)	(2.5)	(1.6)
Domestic production activities deduction	(2.6)	(2.4)	(1.6)
Other, net	0.9	0.7	—
	32.6%	31.4%	32.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of the net deferred tax liability as of November 30, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:
Deferred compensation	$9,925	$8,260
Loss carryforward and tax credit items	2,603	3,265
Accounts receivable	5,911	5,840
Inventories	5,062	5,069
Pensions	26,222	26,643
Accrued liabilities and other	1,403	9,591
Valuation allowance	(1,911)	(1,959)
Total deferred tax assets, net	49,215	56,709
Deferred tax liabilities:
Percentage of completion	(366)	(468)
Plant assets	(25,708)	(27,616)
Goodwill and acquired intangible assets	(39,431)	(37,483)
Other deferred tax liabilities	(402)	(613)
Total deferred tax liabilities	(65,907)	(66,180)
Deferred tax liability, net	$(16,692)	$(9,471)

Of the foreign and state loss carryforwards and foreign and state tax credit items, $1,447 expires in 2013 through 2029 and $1,156 may be carried over indefinitely.

The Company decreased the valuation allowance by $48 in 2012 related to foreign and state net operating losses and foreign and state tax credit carryovers.  The Company increased the valuation allowance by $301 in 2011 related to foreign and state net operating losses and foreign and state tax credit carryovers.  During the year ended November 30, 2011, the Company recognized $1,031 of tax benefit from the release of a valuation allowance recorded against net operating loss carryovers of one of its foreign subsidiaries.  The valuation allowance was released due to the successful completion of a subsidiary reorganization during the third quarter of 2011. The valuation allowance reflects the estimated amount of deferred tax assets due to foreign net operating losses that may not be realized.  The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

The Company repatriated $54 of accumulated foreign earnings in 2012 related to one foreign subsidiary paying a dividend to another foreign subsidiary. The Company repatriated $21 of accumulated foreign earnings in 2011 related to one foreign subsidiary paying a dividend to another foreign subsidiary. The Company did not repatriate any accumulated foreign earnings in 2010.  For the Company’s other foreign subsidiaries, the Company has not provided deferred taxes on unremitted foreign earnings from certain foreign affiliates of approximately $151,420 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits could offset in part any incremental U.S. tax liability.  Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

Donaldson

On May 15, 2009, Donaldson Company, Inc. (“Donaldson”) filed a lawsuit in the U.S. Federal District Court for the District of Minnesota, alleging that certain “ChannelFlow®” engine/mobile filters manufactured and sold by, Baldwin Filters, Inc., a subsidiary of the Company ("Baldwin"), infringed one or more patents held by Donaldson. On February 1, 2012, the parties entered into a settlement agreement ending the lawsuit, the terms of which are confidential. Pursuant to the settlement agreement, Baldwin agreed to pay certain present and future amounts to Donaldson in exchange for a license to produce certain existing ChannelFlow® products.

Antitrust

On March 31, 2008, S&E Quick Lube, a filter distributor, filed suit in U.S. District Court for the District of Connecticut alleging that virtually every major North American engine filter manufacturer, including the Company's subsidiary Baldwin, (the “Defendant Group”), engaged in a conspiracy to fix prices, rig bids and allocate U.S. customers for aftermarket filters. The suit is a purported class action on behalf of direct purchasers of filters from the Defendant Group. Parallel purported class actions, including on behalf of indirect purchasers of filters, were filed by other plaintiffs against the Defendant Group in a variety of jurisdictions in the United States and Canada. All of the U.S cases were consolidated into a single multi-district litigation in the Northern District of Illinois (the "Court"). The Company consistently denied any wrongdoing whatsoever and has vigorously defended the action.

On October 7, 2011, Baldwin entered into a settlement agreement (the "Settlement Agreement") with the putative plaintiff classes involved in the action. Pursuant to the terms of the Settlement Agreement, Baldwin denied any wrongdoing whatsoever but agreed to pay a total of $625 to a settlement fund to be divided among the plaintiff classes in exchange for a full and complete release of all claims with prejudice. Two other members of the Defendant Group, Donaldson and Cummins, Inc. , also entered into substantially identical settlement agreements with the putative plaintiff classes at the same time as Baldwin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company entered into the Settlement Agreement to free itself from the expense of ongoing U.S. litigation, which was anticipated to be many times greater than the agreed settlement amount. The Company paid the $625 settlement during the first quarter of fiscal year 2012. On November 28, 2012, the Court entered a final judgment order approving the Settlement Agreement as to the last of the U.S. plaintiff classes and dismissing the U.S. causes of action against Baldwin with prejudice and without costs. The time for appealing these U.S. actions has expired, and the Company faces no further liability in the United States in connection with this matter. Similarly, the Company does not believe that it faces any material liability in connection with the lone Canadian case that remains pending. The Company believes that the attorneys representing the Canadian plaintiff class have effectively abandoned the action in light of the small U.S. settlements.

TransWeb/3M

On May 21, 2010, 3M Company and 3M Innovative Properties (“3M”) brought a lawsuit against TransWeb, LLC ("TransWeb") in the United States District Court for the District of Minnesota, alleging that certain TransWeb products infringe multiple claims of certain 3M patents. Shortly after receiving service of process in this litigation, TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe. 3M withdrew its Minnesota action, and the parties are currently litigating the matter in New Jersey.

The litigation in question was filed and underway before the Company acquired TransWeb in December 2010, but the Company assumed the risk of this litigation as a result of the acquisition. On June 3, 2011, TransWeb filed a Second Amended Complaint against 3M, (i) seeking declaratory judgment that the asserted 3M patents are invalid, the TransWeb products in question do not infringe, and the 3M patents are unenforceable due to inequitable conduct by 3M in obtaining the patents, (ii) alleging patent infringement by 3M of a patent held by TransWeb, and (iii) alleging antitrust violations by 3M in connection with certain upstream and downstream markets for fluorinated polymeric filtration media under theories of Walker Process fraud and sham litigation. TransWeb later dropped its patent infringement allegations against 3M, but continued to allege and pursue its inequitable conduct and antitrust claims. Prior to trial, 3M voluntarily dismissed with prejudice the majority of the patent claims 3M had originally brought against TransWeb, but continued to allege infringement by TransWeb of two claims of one of the patents in suit.

A jury trial commenced on November 13, 2012. After 10 days of testimony and deliberation, on November 30, 2012, a six-member jury unanimously found that (i) TransWeb does not infringe the asserted claims of the 3M patent in suit, (ii) the asserted claims of the patent in suit are invalid as being obvious, (iii) 3M violated the antitrust laws in trying to enforce patents obtained through fraud on the United States Patent Office (i.e., Walker Process fraud), (iv) TransWeb is entitled to recoup lost profits of approximately $34 plus its attorneys' fees as damages, and (v) 3M did not engage in "sham" litigation. The jury also rendered a unanimous advisory verdict, which is not binding on the court, that 3M's asserted patents were obtained through inequitable conduct, and thus unenforceable.

The court has not yet decided whether to accept the jury's verdict on inequitable conduct and has not yet issued a final judgment in the case, pending (i) resolution of various post-trial motions made by 3M to set aside the jury verdicts adverse to 3M, and (ii) a separate procedure before a third party Special Master to quantify and qualify TransWeb's attorneys' fees that may be awarded as damages, including those subject to potential trebling under the antitrust laws. Such procedure is anticipated to take until at least April 2013 to resolve.

The Company acquired TransWeb on December 29, 2010 (see Note B).  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  Any litigation related amounts incurred in excess of the amount withheld will be expensed and paid by the Company. During the years ended November 30, 2012 and 2011, the Company applied legal charges of $10,140 and $6,329, respectively, against the withheld payment, leaving a remaining balance of $531.  At November 30, 2012, $531 is included in Other accrued liabilities (see Note F) in the accompanying Consolidated Balance Sheets. The Company does not anticipate incurring any liability in connection with the litigation, but does anticipate having to expense litigation related amounts beyond the $531 remaining, due to the significant post-trial activities and anticipated appeal referenced above. The Company does not accrue for such expenses, but recognizes them as they are incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

M.    INCENTIVE PLANS AND STOCK-BASED COMPENSATION

On March 23, 2009, the shareholders of CLARCOR approved the 2009 Incentive Plan, which replaced the 2004 Incentive Plan.  The 2009 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock and performance awards to officers, directors and key employees of up to 3,800,000 shares during a ten-year period that ends in 2019.  Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.

Stock Options

Nonqualified stock options are granted at exercise prices equal to the market price of CLARCOR common stock at the date of grant, which is the date the Company’s Board of Directors approves the grant and the participants receive it.  The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting.  In general, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years.  Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company.  Options granted to non-employee directors vest immediately.  All options expire ten years from the date of grant unless otherwise terminated. Subsequent to the end of fiscal year 2012, the Company issued 385,000 options under the 2009 Incentive Plan with exercise prices of $45.19.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table summarizes information related to stock options and stock option exercises during the years ended November 30, 2012, 2011 and 2010.

	2012	2011	2010
Pre-tax compensation expense	$4,997	$4,397	$3,632
Deferred tax benefits	(1,836)	(1,616)	(1,335)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated financial statements	2,007	5,100	2,457
Fair value of options granted	6,407	5,803	4,213
Total intrinsic value of options exercised	8,793	16,732	7,547
Cash received upon exercise of options	5,170	7,233	5,703
Addition to capital in excess of par value due to exercise of stock options	5,440	8,045	7,313

The following table summarizes activity with respect to nonqualified stock options granted by the Company and includes options granted under the 2009, 2004 and 1994 Incentive Plans.

	2012		2011		2010
	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,907,533	$32.39	3,229,410	$29.07	3,229,187	$27.43
Granted	512,850	$49.84	494,750	$43.00	482,510	$32.69
Exercised	(353,793)	$25.28	(774,661)	$25.12	(443,810)	$20.76
Surrendered	(29,439)	$40.17	(41,966)	$36.06	(38,477)	$33.02
Outstanding at end of year	3,037,151	$36.09	2,907,533	$32.39	3,229,410	$29.07

Exercisable at end of year	2,035,267	$32.54	1,971,197	$30.00	2,347,852	$27.48

At November 30, 2012, there was $5,075 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 2.41 years.

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2012.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$16.15 - $22.80	136,825	$21.60	$3,390	1.00	136,825	$21.60	$3,390	1.00
$25.31 - $38.06	1,931,340	$31.86	28,042	4.72	1,674,783	$31.77	24,473	4.41
$40.73 - $44.07	463,686	$43.01	1,564	8.08	160,409	$43.30	493	8.15
$49.35 - $49.91	505,300	$49.84	—	9.33	63,250	$49.38	—	9.57
	3,037,151	$36.09	$32,996	5.83	2,035,267	$32.54	$28,356	4.63

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2012	2011	2010
Weighted average fair value per option at the date of grant for options granted	$12.49	$11.73	$8.73
Risk-free interest rate	1.38%	2.52%	2.84%
Expected dividend yield	0.96%	0.98%	1.02%
Expected volatility factor	26.52%	25.54%	26.00%
Expected option term in years	6.10	6.40	6.20

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

Restricted Stock Unit Awards

The Company’s restricted stock  unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive cash compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 131,197 and 103,390 shares which were vested and deferred at November 30, 2012 and 2011. Subsequent to the end of fiscal year 2012, the Company issued 23,624 restricted stock unit awards, each with a fair value of $45.19 at the date of grant.

The following table summarizes information related to restricted stock unit awards during the years ended November 30, 2012, 2011 and 2010.

	2012	2011	2010
Pre-tax compensation expense	$1,229	$1,079	$970
Deferred tax benefits	(451)	(396)	(357)
Excess tax (expense) benefit associated with tax deductions (under) over the amount of compensation expense recognized in the consolidated financial statements	(88)	3	(111)
Fair value of restricted stock unit awards on date of grant	1,489	1,263	1,102
Fair value of restricted stock unit awards vested	2,359	905	983

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table summarizes the restricted stock unit awards.

	2012		2011		2010
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	71,545	$36.95	70,894	$33.23	67,476	$34.01
Granted	29,839	$49.91	29,467	$42.86	34,128	$32.30
Vested	(60,320)	$39.11	(26,937)	$33.61	(28,898)	$34.01
Surrendered	(1,119)	$44.15	(1,879)	$37.18	(1,812)	32.30
Nonvested at end of year	39,945	$43.16	71,545	$36.95	70,894	$33.23

As of November 30, 2012, there was $997 of total unrecognized compensation cost related to restricted stock unit awards that the Company expects to recognize over a weighted-average period of 2.40 years.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, the shares cannot be sold for a six-month period from the date of grant.  The following table summarizes compensation expense related to directors’ restricted stock and the number of shares issued under the plans during the years ended November 30, 2012, 2011 and 2010.

	2012	2011	2010
Pre-tax compensation expense	$200	$200	$240
Shares of Company common stock issued under the plans	4,055	4,540	6,760

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount of 5%.  Effective January 1, 2006, the plan was amended to be in compliance with safe harbor rules so that the plan is not compensatory, and no expense is recognized related to the plan.  The Company issued stock under this plan with fair value upon issuance as follows during the years ended November 30, 2012, 2011 and 2010.

	2012	2011	2010
Company stock issued under the plan	$1,244	$1,216	$1,096

N.    EARNINGS PER SHARE AND STOCK REPURCHASE ACTIVITY

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share reflects the impact of outstanding stock options, restricted stock and other stock-based arrangements.  The FASB has issued guidance requiring unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock unit awards discussed in Note M qualify as participating securities under this guidance.  However, the unvested restricted stock unit awards do not materially impact the calculation of basic or diluted earnings per share; therefore, the Company does not present the two-class method computation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2012	2011	2010
Weighted average number of shares outstanding	50,285,480	50,501,842	50,678,617
Dilutive effect of stock-based arrangements	596,711	689,593	477,612
Weighted average number of diluted shares outstanding	50,882,191	51,191,435	51,156,229

Net earnings attributable to CLARCOR Inc.	$122,986	$124,003	$96,081

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.45	$2.46	$1.90
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.42	$2.42	$1.88

The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	2012	2011	2010
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	508,167	60,000	646,349
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$37,320	$29,317	$16,277
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	792,881	683,776	445,991

On June 22, 2010, the Company’s Board of Directors approved a three-year, $250,000 stock repurchase program.  Pursuant to the authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on the Company’s stock price and market conditions.  At November 30, 2012, there remained $167,086 authorized for future purchases under the program.

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
(Dollars in thousands except share data)

The Packaging segment manufactures and markets consumer and industrial packaging products including custom-designed plastic and metal containers and closures and lithographed metal sheets in both domestic and international markets.  The products are sold directly to consumer and industrial packaging customers.

Net sales represent sales to unaffiliated customers.  Intersegment sales were not material.  No single customer accounted for 10% or more of the Company’s consolidated sales for the years ended November 30, 2012, 2011 and 2010.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

The following tables provides segment data for the years ended November 30, 2012, 2011 and 2010:

	2012	2011	2010
Net sales:
Engine/Mobile Filtration	$503,607	$510,012	$446,104
Industrial/Environmental Filtration	541,364	523,026	470,359
Packaging	76,794	93,563	94,966
	$1,121,765	$1,126,601	$1,011,429
Operating profit:
Engine/Mobile Filtration	$111,653	$112,839	$92,246
Industrial/Environmental Filtration	64,766	58,028	43,515
Packaging	6,295	10,400	8,888
	182,714	181,267	144,649
Other income (expense), net	283	41	(1,226)
Earnings before income taxes	$182,997	$181,308	$143,423

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	2012	2011	2010
Identifiable assets:
Engine/Mobile Filtration	$372,011	$338,197	$292,196
Industrial/Environmental Filtration	706,610	693,266	650,530
Packaging	36,350	39,571	40,450
Corporate	90,531	63,899	59,235
	$1,205,502	$1,134,933	$1,042,411
Additions to property, plant and equipment:
Engine/Mobile Filtration	$24,062	$11,406	$7,704
Industrial/Environmental Filtration	9,264	8,775	14,597
Packaging	3,250	3,824	2,152
Corporate	71	166	—
	$36,647	$24,171	$24,453
Depreciation and amortization:
Engine/Mobile Filtration	$9,327	$9,325	$9,810
Industrial/Environmental Filtration	18,692	19,231	17,151
Packaging	3,090	3,166	3,260
Corporate	706	713	700
	$31,815	$32,435	$30,921

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2012, 2011 and 2010.  Net sales by geographic area are based on sales to final customers within that region.

	2012	2011	2010
Net sales:
United States	$779,811	$775,987	$702,510
Europe	102,144	106,712	99,939
Asia	98,880	95,363	88,202
Other International	140,930	148,539	120,778
	$1,121,765	$1,126,601	$1,011,429
Property, plant and equipment, at cost, less accumulated depreciation:
United States	$173,018	$164,712	$161,000
Europe	3,619	2,924	3,375
Asia	8,013	7,561	6,337
Other International	10,451	9,795	10,463
	$195,101	$184,992	$181,175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

P.    SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table provides unaudited quarterly data for 2012 and 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Net sales	$257,264	$284,855	$286,733	$292,913
Gross profit	$86,215	$98,185	$94,888	$101,044
Net earnings	$23,492	$33,079	$30,411	$36,358
Net earnings attributable to CLARCOR Inc.	$23,479	$32,927	$30,270	$36,310
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.47	$0.65	$0.60	$0.73
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.46	$0.65	$0.60	$0.72
Dividends declared and paid per common share	$0.1200	$0.1200	$0.1200	$0.1350

2011
Net sales	$245,720	$288,533	$284,819	$307,529
Gross profit	$80,953	$99,462	$95,874	$107,132
Net earnings	$21,921	$32,881	$32,159	$37,400
Net earnings attributable to CLARCOR Inc.	$21,881	$32,808	$32,070	$37,244
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.43	$0.65	$0.63	$0.74
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.43	$0.64	$0.63	$0.73
Dividends declared and paid per common share	$0.1050	$0.1050	$0.1050	$0.1200

CLARCOR Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended November 30, 2012, 2011 and 2010
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period
2012:
Allowance for losses on accounts receivable	$9,795	$1,029	$(96)	(A)	$(1,174)	(B)	$9,554
2011:
Allowance for losses on accounts receivable	$11,428	$(312)	$1,217	(A)	$(2,538)	(B)	$9,795
2010:
Allowance for losses on accounts receivable	$15,150	$94	$(727)	(A)	$(3,089)	(B)	$11,428

NOTES:
(A) Due to business acquisitions, reclassifications and currency translation.
(B) Bad debts written off during year, net of recoveries.

S-1