Form 10-Q
period 2013-03-02
CLARCOR INC.
filed 2013-03-22
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 2, 2013

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)  Yes __  No X

As of March 18, 2013, there were 49,684,035 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS		PAGE

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	*
Item 6.	Exhibits	37

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except share data)
(Unaudited)

	Three Months Ended
	March 2, 2013	March 3, 2012
Net sales	$256,271	$257,264
Cost of sales	174,785	171,049

Gross profit	81,486	86,215

Selling and administrative expenses	47,671	51,903

Operating profit	33,815	34,312

Other income (expense):
Interest expense	(150)	(100)
Interest income	139	134
Other, net	—	612
	(11)	646

Earnings before income taxes	33,804	34,958

Provision for income taxes	10,276	11,466

Net earnings	23,528	23,492

Net earnings attributable to noncontrolling interests	(66)	(13)

Net earnings attributable to CLARCOR Inc.	$23,462	$23,479

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.47	$0.47
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.47	$0.46

Weighted average number of shares outstanding - Basic	49,834,701	50,411,196
Weighted average number of shares outstanding - Diluted	50,409,464	51,094,385

Dividends paid per share	$0.1350	$0.1200

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 2, 2013	March 3, 2012
Net earnings	$23,528	$23,492

Other comprehensive income:
Pension and other postretirement benefits --
Pension and other postretirement benefits liability adjustments	1,321	1,727
Pension and other postretirement benefits liability adjustments tax amounts	(510)	(646)
Pension and other postretirement benefits liability adjustments, net of tax	811	1,081

Foreign currency translation --
Translation adjustments	(2,225)	2,010
Translation adjustments tax amounts	—	—
Translation adjustments, net of tax	(2,225)	2,010

Comprehensive earnings	22,114	26,583

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(62)	(16)
Comprehensive earnings attributable to redeemable noncontrolling interests	(21)	(28)

Comprehensive earnings attributable to CLARCOR Inc.	$22,031	$26,539

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 2, 2013	December 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$173,264	$185,496
Restricted cash	470	566
Accounts receivable, less allowance for losses of $9,301 and $9,554, respectively	200,599	214,474
Inventories	219,485	211,251
Deferred income taxes	32,759	34,693
Prepaid expenses and other current assets	9,590	8,114
Total current assets	636,167	654,594

Property, plant and equipment, at cost, less accumulated depreciation of $318,855 and $315,018, respectively	196,951	195,101
Assets held for sale	2,000	2,000
Goodwill	241,288	241,924
Acquired intangible assets, less accumulated amortization	94,063	95,681
Other noncurrent assets	15,701	16,202
Total assets	$1,186,170	$1,205,502

LIABILITIES
Current liabilities:
Current portion of long-term debt	$201	$201
Accounts payable and accrued liabilities	138,043	172,262
Income taxes payable	970	2,428
Total current liabilities	139,214	174,891

Long-term debt, less current portion	16,407	16,391
Long-term pension and postretirement healthcare benefits liabilities	49,066	50,680
Deferred income taxes	54,081	51,385
Other long-term liabilities	8,832	8,571
Total liabilities	267,600	301,918

Contingencies (Note 11)
Redeemable noncontrolling interests	1,775	1,754

SHAREHOLDERS' EQUITY
Capital stock	49,698	49,653
Capital in excess of par value	372	—
Accumulated other comprehensive loss	(53,139)	(51,708)
Retained earnings	918,816	902,899
Total CLARCOR Inc. equity	915,747	900,844
Noncontrolling interests	1,048	986
Total shareholders' equity	916,795	901,830
Total liabilities and shareholders' equity	$1,186,170	$1,205,502

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 2, 2013	March 3, 2012
Cash flows from operating activities:
Net earnings	$23,528	$23,492
Depreciation	6,581	6,568
Amortization	1,500	1,426
Other noncash items	24	(102)
Net loss (gain) on disposition of assets	(276)	16
Stock-based compensation expense	1,146	2,906
Excess tax benefit from stock-based compensation	(1,731)	(2,302)
Deferred income taxes	8,424	9,522
Change in assets and liabilities	(32,748)	(40,301)
Net cash provided by operating activities	6,448	1,225

Cash flows from investing activities:
Restricted cash	76	51
Business acquisitions, net of cash acquired	(2,281)	(2,144)
Additions to plant assets	(8,644)	(9,797)
Proceeds from disposition of plant assets	25	59
Investment in affiliates	(223)	(132)
Net cash used in investing activities	(11,047)	(11,963)

Cash flows from financing activities:
Cash dividends paid	(6,725)	(6,046)
Payments on long-term debt	(55)	(26)
Sale of capital stock under stock option and employee purchase plans	3,628	2,958
Payments for repurchase of common stock	(5,964)	(3,635)
Excess tax benefit from stock-based compensation	1,731	2,302
Net cash used in financing activities	(7,385)	(4,447)
Net effect of exchange rate changes on cash	(248)	1,249
Net change in cash and cash equivalents	(12,232)	(13,936)
Cash and cash equivalents, beginning of period	185,496	155,999
Cash and cash equivalents, end of period	$173,264	$142,063

Cash paid during the period for:
Interest	$78	$68
Income taxes, net of refunds	$5,742	$2,879

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended March 2, 2013 and March 3, 2012 and the Consolidated Condensed Balance Sheet as of March 2, 2013 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2012 (“2012 Form 10-K”).  The December 1, 2012 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2012 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended March 2, 2013, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2012 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to guarantees that expire within one year.  The Company also has $1,863 and $1,839 of noncurrent restricted cash recorded in Other noncurrent assets as of March 2, 2013 and December 1, 2012, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	March 2, 2013	December 1, 2012
Raw materials	$76,869	$75,928
Work in process	38,519	34,996
Finished products	104,097	100,327
Inventories	$219,485	$211,251

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

New Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). The amendments do not change the current requirement for reporting net income or other comprehensive income in financial statements; however, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present , either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2012, although early adoption is permitted. The Company does not expect the adoption of this guidance on the first day of fiscal year 2014 to have a material impact on the Consolidated Financial Statements.

In July 2012, the FASB issued amendments to its indefinite-lived intangible assets impairment testing guidance to simplify how entities test for indefinite-lived intangible asset impairments. The objective of the amendments is to reduce cost and complexity by providing an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance amount long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset's fair value when testing an indefinite-lived intangible asset for impairment, which is equivalent to the impairment testing requirements for other long-lived assets. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The adoption of this guidance on the first day of fiscal year 2013 did not have a material impact on the Consolidated Financial Statements.

In September 2011, the FASB issued amendments to its goodwill impairment testing guidance to simplify how entities test for goodwill impairments. The amendments are intended to reduce complexity and cost by providing a company the option of making an initial qualitative evaluation about the likelihood of goodwill impairment in determining whether it should calculate the fair value of a reporting unit. The amendments also include examples of events and circumstances that a company should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The adoption of this guidance on the first day of fiscal year 2013 did not have a material impact on the Consolidated Financial Statements.

In June 2011, the FASB issued amendments to its comprehensive income guidance to (a) improve the comparability, consistency and transparency of financial reporting, (b) increase the prominence of items reported in other comprehensive income and (c) facilitate the convergence of U.S. GAAP with International Financial Reporting Standards ("IFRS"). The amendments require all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The required amendments, pursuant to the guidance, must be applied retrospectively. In December 2011, the FASB issued amendments to defer certain presentation requirements of the initial guidance. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. The adoption of this guidance on the first day of fiscal year 2013 resulted in the presentation of the Consolidated Condensed Statements of Comprehensive Earnings, but did not have a material effect on the Company’s financial position or results of operations.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

2.	BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

On May 9, 2012, the Company acquired 100% of the shares in Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing and the remaining purchase price will be paid in equal annual installments on the first and second anniversaries of the closing date. Modular, a manufacturer of pressure vessels, process and storage tanks and other natural gas filtration products and distributor of aftermarket elements is located in Henderson, Western Australia. The acquisition of Modular gives the Company first-fit manufacturing capabilities in Western Australia, as well as a platform for aftermarket growth throughout the region. Modular has been combined into an existing Company subsidiary, which is part of the Company's Industrial/Environmental Filtration segment. Net sales and Operating loss attributable to Modular for the three months ended March 2, 2013 were $716 and $(711), respectively. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. Acquired finite-lived intangible assets of $2,552 were recorded in connection with the purchase. The $5,339 excess of the initial purchase price over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for income tax purposes.

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  During the three months ended March 2, 2013, the Company did not make any additional investments. During the three months ended March 3, 2012, the Company invested an additional $33. The Company also has $21 accrued which has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Condensed Balance Sheets at both March 2, 2013 and December 1, 2012. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,126 and $3,137, at March 2, 2013 and December 1, 2012, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the three months ended March 2, 2013 and March 3, 2012, the Company did not receive any dividends from BPH.  The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 14.85% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the three months ended March 2, 2013, the Company invested an additional $223 into Algae, which had been accrued and included in Accounts payable and accrued liabilities at December 1, 2012 in the accompanying Consolidated Condensed Balance Sheets. During the three months ended March 3, 2012, the Company invested an additional $99 into Algae. The investment, with a carrying amount of $1,812 at both March 2, 2013 and December 1, 2012, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the three months ended March 2, 2013, the Company did not receive any dividends from Algae. During the three months ended March 3, 2012, the Company received dividends from Algae of $1,200, which is included in Other, net in the Consolidated Condensed Statements of Earnings.

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Condensed Balance Sheets.  The Redeemable noncontrolling interests is reflected at its carrying value, which is greater than its estimated redemption price. The Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable.  The Company has not recorded any accretion to date. As of March 2, 2013, neither the Company nor the noncontrolling owners have exercised the purchase option.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

3.	INCENTIVE PLANS AND STOCK-BASED COMPENSATION

On March 23, 2009, the shareholders of CLARCOR approved the 2009 Incentive Plan, which replaced the 2004 Incentive Plan.  The 2009 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock, performance awards and other awards to officers, directors and key employees of up to 3,800,000 shares during a ten-year period that ends in December 2019.  Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.  The key provisions of the Company’s stock-based incentive plans are described in Note M of the Company’s Consolidated Financial Statements included in the 2012 Form 10-K.

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

The following table summarizes information related to stock options and stock option exercises during the three months ended March 2, 2013 and March 3, 2012.

	Three Months Ended
	March 2, 2013	March 3, 2012
Pre-tax compensation expense	$887	$2,127
Deferred tax benefits	(316)	(782)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	1,742	2,227
Fair value of stock options on date of grant	3,836	5,546
Total intrinsic value of stock options exercised	5,286	7,000
Cash received upon exercise of stock options	3,325	2,675
Addition to capital in excess of par value due to exercise of stock options	3,926	3,287

The following table summarizes activity for the three months ended March 2, 2013 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,037,151	$36.09
Granted	385,000	$45.19
Exercised	(215,951)	$26.17
Surrendered	(18,035)	$42.23
Outstanding at end of period	3,188,165	$37.83

Exercisable at end of period	2,374,290	$35.27

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

At March 2, 2013, there was $7,679 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.94 years.

The following table summarizes information about the Company’s outstanding and exercisable options at March 2, 2013.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$20.57 - $28.79	532,025	$26.75	$12,800	2.61	532,025	$26.75	$12,800	2.61
$31.96 - $38.06	1,321,065	$33.84	22,413	5.22	1,265,431	$33.91	18,961	4.45
$40.73 - $49.91	1,335,075	$46.18	6,177	8.87	576,834	$46.13	2,628	7.18
	3,188,165	$37.83	$41,390	6.31	2,374,290	$35.27	$34,389	4.70

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Three Months Ended
	March 2, 2013	March 3, 2012
Weighted average fair value per option at the date of grant for options granted	$9.96	$12.23
Risk-free interest rate	1.19%	1.28%
Expected dividend yield	1.19%	0.96%
Expected volatility factor	25.81%	26.79%
Expected option term in years	5.4	5.8

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 133,886 and 131,197 vested and deferred shares at March 2, 2013 and December 1, 2012, respectively.

The following table summarizes information related to restricted stock unit awards during the three months ended March 2, 2013 and March 3, 2012.

	Three Months Ended
	March 2, 2013	March 3, 2012
Pre-tax compensation expense	$259	$779
Deferred tax benefits	(92)	(286)
Excess tax (expense) benefits associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	96	75
Fair value of restricted stock unit awards on date of grant	1,068	1,489
Fair value of restricted stock unit awards vested	621	997

The following table summarizes activity for the three months ended March 2, 2013 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	39,945	$43.16
Granted	23,624	$45.19
Vested	(15,525)	$40.01
Nonvested at end of period	48,044	$45.18

As of March 2, 2013, there was $1,805 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 3.00 years.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

4.	COMPREHENSIVE EARNINGS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Total comprehensive earnings (loss) and its components are as follows:

	Total Comprehensive Earnings (Loss), Net of Tax:
	Net Earnings (Loss)	Foreign Currency and Other Adjustments	Pension Liability Adjustments	Total Comprehensive Earnings (Loss)
Three Months Ended
March 2, 2013
CLARCOR Inc.	$23,462	$(2,242)	$811	$22,031
Non-redeemable noncontrolling interests	51	11	—	62
Redeemable noncontrolling interests	15	6	—	21
	$23,528	$(2,225)	$811	$22,114
March 3, 2012
CLARCOR Inc.	$23,479	$1,979	$1,081	$26,539
Non-redeemable noncontrolling interests	(34)	50	—	16
Redeemable noncontrolling interests	47	(19)	—	28
	$23,492	$2,010	$1,081	$26,583

The components of the ending balances of Accumulated other comprehensive loss are as follows:

	March 2, 2013	December 1, 2012
Pension liability, net of tax	$(50,079)	$(50,890)
Translation adjustments, net of tax	(3,060)	(818)
Accumulated other comprehensive loss	$(53,139)	$(51,708)

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the three months ended March 2, 2013.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$21,593	$220,331	$—	$241,924
Currency translation adjustments	(352)	(284)	—	(636)
Goodwill at end of period	$21,241	$220,047	$—	$241,288

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
March 2, 2013
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,665	$—	$42,268

Finite Lived Intangibles:
Trademarks, gross - finite lived	$300	$488	$—	$788
Accumulated amortization	(92)	(319)	—	(411)
Trademarks, net - finite lived	$208	$169	$—	$377

Customer relationships, gross	$4,263	$45,784	$—	$50,047
Accumulated amortization	(1,743)	(17,654)	—	(19,397)
Customer relationships, net	$2,520	$28,130	$—	$30,650

Other acquired intangibles, gross	$243	$39,577	$—	$39,820
Accumulated amortization	(243)	(18,809)	—	(19,052)
Other acquired intangibles, net	$—	$20,768	$—	$20,768

Total finite lived intangible assets, net	$2,728	$49,067	$—	$51,795

Acquired intangible assets, less accumulated amortization	$3,331	$90,732	$—	$94,063

The following table summarizes estimated amortization expense.

Fiscal year 2013	$5,915
Fiscal year 2014	5,711
Fiscal year 2015	5,645
Fiscal year 2016	5,510
Fiscal year 2017	5,273

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
March 2, 2013
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$618	$618	$—	$—
Mutual fund investments - bonds	412	412	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,061	$1,061	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,329	$—	$—	$1,329

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 1, 2012
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$614	$614	$—	$—
Mutual fund investments - bonds	425	425	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,070	$1,070	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,292	$—	$—	$1,292

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

There were no changes in the fair value determination methods or significant assumptions used in those methods during the three months ended March 2, 2013.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the three months ended March 2, 2013. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds. The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb on December 29, 2010, and the acquisition-date estimated fair value of the earn-out payment to one of the former owners was $1,018.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on projected 2014 and 2015 TransWeb earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature. The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 11.9%. The fair value of the TransWeb contingent earn-out payment increased by $37, based on changes in the remaining discount period, during the three months ended March 2, 2013.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both March 2, 2013 and December 1, 2012.  An expected present value technique is used to estimate the fair value of long-term debt.  Long-term debt had a fair value estimate of $16,770 and $16,532 at March 2, 2013 and December 1, 2012, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at March 2, 2013 and December 1, 2012 is $16,608 and $16,592, respectively.

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at March 2, 2013 and December 1, 2012 were as follows:

	March 2, 2013	December 1, 2012
Accounts payable	$62,786	$69,206
Accrued salaries, wages and commissions	7,840	16,884
Pension and postretirement healthcare benefits liabilities	7,876	21,442
Compensated absences	8,225	9,010
Accrued insurance liabilities	8,274	7,733
Customer deposits	15,829	14,207
Other accrued liabilities	27,213	33,780
Accounts payable and accrued liabilities	$138,043	$172,262

The Company has letters of credit totaling $29,021 and $23,307 as of March 2, 2013 and December 1, 2012, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Three Months Ended
	March 2, 2013	March 3, 2012
Warranty accrual at beginning of period	$1,533	$2,580
Accruals for warranties issued during the period	182	109
Adjustments related to pre-existing warranties	27	(47)
Settlements made during the period	(178)	(120)
Other adjustments, including currency translation	(6)	(6)
Warranty accrual at end of period	$1,558	$2,516

8.	LONG-TERM DEBT

On April 5, 2012, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions. Under the Credit Facility, the Company may borrow up to $150,000, which includes a $10,000 swing line sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. At the Company's election, loans made under the Credit Facility bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, the federal funds rate, or a specified margin over the one-month London Interbank Offered Rate (“LIBOR”), or (2) LIBOR plus an applicable margin. Swing line loans bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility also contains certain covenants customary to such agreements, as well as customary events of default. At March 2, 2013, there were no borrowings outstanding on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at both March 2, 2013 and December 1, 2012.

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

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost and Company contributions for these plans were as follows:

	Three Months Ended
	March 2, 2013	March 3, 2012
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$622	$530
Interest cost	1,730	1,979
Expected return on plan assets	(2,699)	(2,103)
Amortization of unrecognized:
Prior service cost	(3)	(3)
Net actuarial loss (gain)	1,516	1,909
Net periodic benefit cost (income)	$1,166	$2,312

Cash contributions	$14,942	$13,353

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$4
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial loss (gain)	(37)	(30)
Net periodic benefit cost (income)	$(66)	$(57)

Cash contributions	$18	$25

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant. The Company expects to contribute up to the following amounts to its various plans to pay benefits during 2013:

U.S. Qualified Plans	$6,156
U.S. Combined Nonqualified Plans	21,372
Non-U.S. Plan	340
Postretirement Healthcare Benefit Plan	70
Total expected contributions	$27,938

During the three months ended March 2, 2013, the Company contributed $14,960 to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $1,061 and $1,070 at March 2, 2013 and December 1, 2012, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 6).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Three Months Ended
	March 2, 2013	March 3, 2012
Unrecognized tax benefits at beginning of year	$2,209	$3,015
Additions for current period tax positions	133	88
Reductions for prior period tax positions	(159)	—
Changes in interest and penalties	104	72
Unrecognized tax benefits at end of period	$2,287	$3,175

At March 2, 2013, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,597.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  At March 2, 2013, the Company had $409 accrued for the payment of interest and penalties.

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

During the three months ended March 2, 2013, the Company recognized a $780 benefit related to the extension of the research and development tax credit in December 2012.

11.	CONTINGENCIES

Legal Contingencies

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial claimed amounts) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property and other matters.  Items included in these other matters are discussed below.  The Company believes recorded reserves in its Consolidated Condensed Financial Statements are adequate in light of the probable and estimable outcomes of the items discussed below and other matters.  Any recorded liabilities were not material to the Company’s financial position, results of operation or liquidity and the Company does not currently believe that any pending claims or litigation, including those identified below, will materially affect its financial position, results of operations or liquidity.

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

The Company acquired TransWeb on December 29, 2010.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  Any litigation related amounts incurred in excess of the amount withheld will be expensed and paid by the Company. During the three months ended March 2, 2013, the Company applied legal charges of $531 against the withheld payment.  Since the acquisition, the Company has incurred legal charges of $17,456 related to the 3M litigation, of which $17,000 has been applied against the withheld portion of the TransWeb purchase price as noted above. During the three months ended March 2, 2013, the Company expensed $456 related to the 3M litigation, which is included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.

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

Other Contingencies

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other employees.

12.	EARNINGS PER SHARE AND STOCK REPURCHASE ACTIVITY

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

	Three Months Ended
	March 2, 2013	March 3, 2012
Weighted average number of shares outstanding - Basic	49,834,701	50,411,196
Dilutive effect of stock-based arrangements	574,763	683,189
Weighted average number of shares outstanding - Diluted	50,409,464	51,094,385

Net earnings attributable to CLARCOR Inc.	$23,462	$23,479

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.47	$0.47
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.47	$0.46

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	Three Months Ended
	March 2, 2013	March 3, 2012
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	498,038	—
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$5,964	$3,635
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	122,000	70,000

At March 2, 2013, there remained $161,122 authorized for future purchases under the Company’s $250,000 stock repurchase program.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

13.	SEGMENT INFORMATION

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

Segment information is summarized as follows:

	Three Months Ended
	March 2, 2013	March 3, 2012
Net sales:
Engine/Mobile Filtration	$117,675	$120,283
Industrial/Environmental Filtration	122,626	121,114
Packaging	15,970	15,867
	$256,271	$257,264

Operating profit:
Engine/Mobile Filtration	$23,449	$23,297
Industrial/Environmental Filtration	9,678	10,705
Packaging	688	310
	33,815	34,312
Other income (expense), net	(11)	646
Earnings before income taxes	$33,804	$34,958

	March 2, 2013	December 1, 2012
Identifiable assets:
Engine/Mobile Filtration	$368,872	$372,011
Industrial/Environmental Filtration	704,486	706,610
Packaging	37,974	36,350
Corporate	74,838	90,531
	$1,186,170	$1,205,502

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and accompanying notes and with the audited Consolidated Financial Statements and accompanying notes included in the 2012 Form 10-K.  Except as otherwise set forth herein, references to particular years refer to our applicable fiscal year.  The analysis of operating results focuses on our three reportable business segments:  Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands except per share data)

	First Three Months
			Change
	2013	2012	$	%
Net sales	$256,271	$257,264	$(993)	—%
Cost of sales	174,785	171,049	3,736	2%
Gross profit	81,486	86,215	(4,729)	-5%
Selling and administrative expenses	47,671	51,903	(4,232)	-8%
Operating profit	33,815	34,312	(497)	-1%
Other income (expense)	(11)	646	(657)
Provision for income taxes	10,276	11,466	(1,190)	-10%
Net earnings attributable to CLARCOR	23,462	23,479	(17)	—%
Weighted average diluted shares	50,409	51,094	(685)	-1%
Diluted earnings per share attributable to CLARCOR	$0.47	$0.46	$0.01	2%

Percentages:
Gross margin	31.8%	33.5%		-1.7	pt
Selling and administrative percentage	18.6%	20.2%		-1.6	pt
Operating margin	13.2%	13.3%		-0.1	pt
Effective tax rate	30.4%	32.8%		-2.4	pt
Net earnings margin	9.2%	9.1%		0.1	pt

First Three Months

Net Sales

Net sales decreased $1.0 million, or less than one percent, in the first quarter of 2013 from the first quarter of 2012. Estimated components of this less than one percent decrease in net sales are as follows:

Volume	(1)%
Pricing	1%
Foreign exchange	—%
—%

Our $1.0 million, or less than one percent, decrease in net sales in the first quarter of 2013 from the first quarter of 2012 was driven by a $2.6 million, or 2%, decrease in net sales at our Engine/Mobile Filtration segment partially offset by a $1.5 million, or 1%, increase in net sales at our Industrial/Environmental Filtration segment and a $0.1 million, or 1%, increase in net sales at our Packaging segment.

•
The 2% decline in net sales at our Engine/Mobile Filtration segment was the result of relatively proportionate decreases in U.S. sales and in sales outside the U.S. Lower growth in the U.S. was driven by a 4% decline in sales of heavy-duty engine filters to the U.S. aftermarket. The 2% reduction in foreign sales was driven by a 6% reduction in heavy-duty engine filter sales in China as a result of continued soft diesel engine manufacturing volume, and a 6% reduction in heavy-duty engine filter sales in Europe due to continued soft macroeconomic conditions, partly offset by growth in other foreign markets including Mexico and South Africa.

•
The 1% increase in net sales at our Industrial/Environmental Filtration segment was driven by 2% higher sales within the U.S., partly offset by a 1% decrease in foreign sales. The 2% increase in U.S. sales in this segment was primarily the result of higher natural gas vessel and aftermarket filter sales and higher sales at our Total Filtration Services (TFS) distribution business, partially offset by lower sales of commercial and industrial air filters and lower sales of filtration media. The 1% reduction in foreign sales was driven by lower sales of off-shore oil drilling filtration products and other industrial filters in Europe and Asia and lower sales of military aviation and marine filters in Europe, partially offset by increased natural gas vessel and aftermarket filter sales in the Middle East and Asia, including sales arising from our acquisition of Modular Engineering in Australia in the second quarter of 2012.

•
The 1% increase in net sales at our Packaging segment was driven by increased sales of spice containers as well as growth in packaging sales to customers in the battery, health & beauty and pharmaceutical markets, partially offset by lower sales of film packaging and decorated flat sheet metal products.

Cost of Sales

Our cost of sales increased $3.7 million, or 2%, in the first quarter of 2013 from the first quarter of 2012. This increase was greater than the less than one percent decrease in net sales. As a result, our cost of sales as percentage of net sales increased to 68.2% from 66.5% in the first quarter of 2012. Our material purchase costs decreased approximately 1% from the first quarter of 2012, and we benefited from 1% higher pricing to our customers in the first quarter of 2013 compared with last year's first quarter. However, we experienced higher overall material and labor costs due to an increased mix of natural gas vessel sales as opposed to higher margin natural gas aftermarket elements and increased employee costs including workers' compensation claims. We also experienced lower fixed cost absorption due to lower sales levels and costs related to increased capacity to support expected future growth, including the expansion of our manufacturing facility in Yankton, South Dakota. As a result, our gross margin percentage in the first quarter of 2013 declined to 31.8% from 33.5% in last year's first quarter.

Selling and Administrative Expenses

Selling and administrative expenses declined $4.2 million, or 8%, in the first quarter of 2013 from the first quarter of 2012. This reduction was primarily the result of $1.8 million lower expense related to stock-based compensation, $0.8 million lower pension and postretirement benefits plan expense, $0.7 million lower legal costs, $0.4 million lower bad debt expense and $0.2 million lower foreign currency exchange losses. Since selling and administrative expenses decreased 8% while sales decreased less than one percent, our selling and administrative expenses as a percentage of net sales decreased to 18.6% in the first quarter of 2013 from 20.2% in last year's first quarter.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Acquisitions

The acquisition of Modular Engineering Company Pty Ltd. ("Modular") in the second quarter of 2012 impacted our net sales and operating profit / (loss) in the first quarter of 2013 compared to the first quarter of 2012 as follows:

(Dollars in thousands)	First Three Months
Net sales	$716
Operating loss	(711)

The operating results at this acquired company in the first quarter of 2013 reflect planned investments in product development and engineering capabilities, the addition of selling and administrative resources to support our long-term growth initiatives, as well as the impact of $0.2 million of bad debt expense relating to a customer bankruptcy during the quarter.

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar favorably / (unfavorably) impacted our 2013 translated U.S. dollar value of net sales and operating profit compared to the same period in 2012 as follows:

(Dollars in thousands)	First Three Months
Net sales	$287
Operating loss	(8)

•	Other income (expense)

Interest expense

Net interest expense in the first quarter of both 2013 and 2012 was not significant.

Foreign currency gains and (losses)

There was no significant foreign currency gain or loss in the first quarter of 2013. We recognized $0.5 million of foreign currency losses in the first quarter of 2012, primarily from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies.

Other income (expense)

There was no significant other income (expense) in the first quarter of 2013. Other income (expense) in the first quarter of 2012 included the receipt of a $1.2 million dividend pursuant to our investment in BioProcess Algae LLC.

•	Provisions for income taxes

Our effective tax rate decreased 2.4 percentage points in the first quarter of 2013 from the first quarter of 2012 primarily from the recognition of a $0.8 million benefit in the first quarter of 2013 related to the extension of the research and development tax credit in December 2012.

•	Shares outstanding

Average diluted shares outstanding declined by 0.7 million shares in the first quarter of 2013 compared with the first quarter of 2012 as our repurchases of common stock were only partially offset by incremental dilutive shares related to the issuance of stock options and restricted shares.

SEGMENT ANALYSIS

	First Three Months
(Dollars in thousands)	2013	% Total	2012	% Total
Net sales:
Engine/Mobile Filtration	$117,675	46%	$120,283	47%
Industrial/Environmental Filtration	122,626	48%	121,114	47%
Packaging	15,970	6%	15,867	6%
	$256,271	100%	$257,264	100%

Gross profit:
Engine/Mobile Filtration	$41,023	50%	$43,980	51%
Industrial/Environmental Filtration	37,888	46%	39,618	46%
Packaging	2,575	4%	2,617	3%
	$81,486	100%	$86,215	100%

Operating profit:
Engine/Mobile Filtration	$23,449	69%	$23,297	68%
Industrial/Environmental Filtration	9,678	29%	10,705	31%
Packaging	688	2%	310	1%
	$33,815	100%	$34,312	100%

Gross margin:
Engine/Mobile Filtration	34.9%		36.6%
Industrial/Environmental Filtration	30.9%		32.7%
Packaging	16.1%		16.5%
	31.8%		33.5%

Operating margin:
Engine/Mobile Filtration	19.9%		19.4%
Industrial/Environmental Filtration	7.9%		8.8%
Packaging	4.3%		2.0%
	13.2%		13.3%

Engine/Mobile Filtration Segment

	First Three Months
			Change
(Dollars in thousands)	2013	2012	$	%
Net sales	$117,675	$120,283	$(2,608)	(2)%
Cost of sales	76,652	76,303	349	—%
Gross profit	41,023	43,980	(2,957)	(7)%
Selling and administrative expenses	17,574	20,683	(3,109)	(15)%
Operating profit	23,449	23,297	152	1%

Gross margin	34.9%	36.6%		-1.7	pt
Selling and administrative percentage	14.9%	17.2%		-2.3	pt
Operating margin	19.9%	19.4%		0.5	pt

Our Engine/Mobile Filtration segment primarily sells aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine truck filters produced at our Baldwin business unit.

Net Sales

The $2.6 million, or 2%, decrease in net sales for our Engine/Mobile Filtration segment in the first quarter of 2013 from the first quarter of 2012 is detailed in the following tables:

First Three Months
Volume	(2)%
Pricing	—%
Foreign exchange	—%
(2)%

(Dollars in thousands)	First Three Months
2012	$120,283

U.S. net sales	(1,617)
Foreign net sales (including export)	(1,108)
Foreign exchange	117
Net (decrease) increase	(2,608)

2013	$117,675

The net decrease in U.S. net sales for our Engine/Mobile Filtration segment in the first quarter of 2013 from the first quarter of 2012 is detailed as follows:

(Dollars in thousands)	First Three Months
Heavy-duty engine filters	$(1,866)
Locomotive filters	(23)
Other	272
(Decrease) increase in U.S. net sales	$(1,617)

Our U.S. net sales declined 2% in the first quarter of 2013 compared with the same period in 2012. This decline was primarily the result of a 4% decline in heavy-duty engine filter aftermarket sales, which was driven by lower year-over-year demand from our U.S. independent distributors--our primary distribution channel. We experienced heavy-duty engine filter aftermarket sales growth of 16% in the first quarter of 2012 in comparison to the first quarter of 2011, which exceeded the 5% year-over-year increase in heavy-duty truck tonnage for the same period as measured by the American Trucking Associations. This created a challenging year-over-year quarterly comparable in this market. In addition, certain of our larger heavy-duty engine filtration aftermarket distributors placed large orders at the end of the fourth quarter of 2012. Those factors influenced the decline in sales of heavy-duty engine filters in the first quarter of 2013 compared with the first quarter of 2012.

To further illustrate the drivers behind our net sales results, the net changes in foreign net sales (adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the first quarter of 2013 compared with the same period in 2012 are detailed as follows:

(Dollars in thousands)	First Three Months
Heavy-duty engine filter sales in Europe	$(767)
China first-fit OEM filter sales	(523)
Export sales primarily to Canada, Southeast Asia, South America and the Middle East	(166)
Other	348
(Decrease) increase in foreign net sales	$(1,108)

Lower heavy-duty engine filter sales in Europe in the first quarter of 2013 compared with 2012 were primarily due to soft macroeconomic conditions, and lower first-fit OEM filter sales in China in the first quarter of 2013 compared with 2012 were primarily the result of declines in diesel engine manufacturing volume.

Cost of Sales

Cost of sales increased $0.3 million, or less than one percent, in the first quarter of 2013 from the first quarter of 2012, despite a 2% reduction in net sales. Our material costs declined approximately 2% while our pricing remained flat compared with the first quarter of 2012. As a result, our material cost as a percentage of net sales decreased from the first quarter of 2012. Other components of cost of sales, including direct labor and manufacturing overhead, increased about 4% while net sales declined 2%, primarily reflecting lower absorption of fixed manufacturing costs due to lower net sales and the impact of additional capacity brought into service to support expected future growth. As a result, costs of sales as a percentage of net sales increased to 65.1% in the first quarter of 2013 from 63.4% in last year's first quarter.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.1 million, or l5%, in the first quarter of 2013 from the first quarter of 2012. This reduction was primarily the result of $1.5 million lower legal expenses due to the settlement of various legal proceedings in the prior year, $1.2 million lower employee costs related to stock-based compensation and pension and postretirement benefits and $0.3 million lower bad debt expense. With selling and administrative expenses in this segment declining 15% while our net sales declined 2%, our selling and administrative expenses as a percentage of net sales declined to 14.9% in the first quarter of 2013 from 17.2% in the first quarter of 2012.

Industrial/Environmental Filtration Segment

	First Three Months
			Change
(Dollars in thousands)	2013	2012	$	%
Net sales	$122,626	$121,114	$1,512	1%
Cost of sales	84,738	81,496	3,242	4%
Gross profit	37,888	39,618	(1,730)	-4%
Selling and administrative expenses	28,210	28,913	(703)	-2%
Operating profit	9,678	10,705	(1,027)	-10%

Gross margin	30.9%	32.7%		-1.8	pt
Selling and administrative percentage	23.0%	23.9%		-0.9	pt
Operating margin	7.9%	8.8%		-0.9	pt

Our Industrial/Environmental Filtration segment sells a variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and aftermarket filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

Net Sales

The $1.5 million, or 1%, increase in net sales for our Industrial/Environmental Filtration segment in the first quarter of 2013 from the first quarter of 2012 is detailed in the following tables:

First Three Months
Volume	—%
Pricing	1%
Foreign exchange	—%
1%

(Dollars in thousands)	First Three Months
2012	$121,114

U.S. net sales	1,750
Foreign net sales (including export)	(406)
Foreign exchange	168
Net increase (decrease)	1,512

2013	$122,626

The net increase in U.S. net sales for our Industrial/Environmental Filtration segment in the first quarter of 2013 from the first quarter of 2012 is detailed as follows:

(Dollars in thousands)	First Three Months
Natural gas - vessels and aftermarket filters	$4,026
Filter sales through Total Filtration Services (TFS)	1,137
Dust collection systems	(392)
Air filtration	(1,344)
Filtration media sales through TransWeb	(1,790)
Other	113
Increase (decrease) in U.S. net sales	$1,750

•
Higher sales in the natural gas market in the first quarter of 2013 compared to the same period last year was driven by an increase in natural gas vessel sales arising from increased natural gas extraction and transportation activity throughout the U.S., including at various shale gas basins.

•
Higher sales at TFS were the result of higher liquid and air filter sales to a variety of customers, including those in the automotive, food and beverage, power generation and general industrial markets.

•
Lower dust collection system sales were the result of lower OEM sales of products including oil mist collectors, industrial mist and weld fume collectors, and kitchen emission ventilation systems by our United Air Specialists subsidiary.

•
Sales of air filtration products declined in the first quarter of 2013 from last year's first quarter primarily due to lower sales of heating, ventilation and air conditioning filters to various commercial and industrial customers.

•
Lower sales of filtration media at TransWeb were primarily the result of lower order volume from a significant customer, which we believe was influenced by slower industry demand in the end-market the customer serves, as well as uncertainty surrounding the TransWeb/3M litigation.

The net decrease in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the first quarter of 2013 from the first quarter of 2012 is detailed as follows:

(Dollars in thousands)	First Three Months
Natural gas vessels and aftermarket filters (Middle East, Southeast Asia, South America, Canada)	$1,760
Acquisition of Modular Engineering Company (Australia)	716
Dust collector systems (Europe)	(473)
Military aviation and marine filters (Europe)	(1,041)
Oil drilling and other industrial filter export sales (Europe, Asia)	(1,727)
Other	359
(Decrease) increase in foreign net sales	$(406)

•
Higher sales of natural gas vessels and aftermarket filters in the first quarter of 2013 compared to the same period last year were driven by increased natural gas extraction, processing and transportation activity in the Middle East and Europe.

•
The increase in sales in Australia in the first quarter of 2013 compared to the same period last year was driven by our acquisition of Modular Engineering Pty Ltd. in the second quarter of fiscal 2012.

•	Lower sales of military aviation and marine filtration products in the first quarter of 2013 compared to the same period last year was driven by lower government military spending.

•
Lower export sales of off-shore oil drilling and other industrial filters in the first quarter of 2013 compared to the first quarter of 2012 were primarily due to lower sales of sand control screen filters to the oil and gas drilling industry.

Cost of Sales

Cost of sales increased $3.2 million, or 4%, in the first quarter of 2013 from the first quarter of 2012 while net sales increased 1%. As a result, our cost of sales as a percentage of net sales increased to 69.1% in the first quarter of 2013 from 67.3% in the first quarter of 2012. Although our material purchase prices from our suppliers did not change significantly, our material costs as a percentage of net sales increased by approximately 2% in the first quarter of 2013 compared to the prior year, due primarily to an increased sales mix of natural gas vessels, which carry higher material content in comparison to filter elements and other replacement filters. Other components of cost of sales including direct labor and manufacturing overhead increased in-line with the 1% increase in net sales.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.7 million, or 2%, in the first quarter of 2013 from the first quarter of 2012. This decrease was primarily the result of lower employee costs related to stock-based compensation and pension and postretirement benefits. With selling and administrative expenses decreasing 2% while our net sales increased 1%, we reduced our selling and administrative expenses as a percentage of net sales to 23.0% in the first quarter of 2013 from 23.9% in last year's first quarter.

Packaging Segment

	First Three Months
			Change
(Dollars in thousands)	2013	2012	$	%
Net sales	$15,970	$15,867	$103	1%
Cost of sales	13,395	13,250	145	1%
Gross profit	2,575	2,617	(42)	-2%
Selling and administrative expenses	1,887	2,307	(420)	-18%
Operating profit	688	310	378	122%

Gross margin	16.1%	16.5%		-0.4	pt
Selling and administrative percentage	11.8%	14.5%		-2.7	pt
Operating margin	4.3%	2.0%		2.3	pt

Our Packaging segment manufactures and sells consumer and industrial packaging products.

Net Sales

The $0.1 million, or 1%, increase in net sales at our Packaging segment in the first quarter of 2013 compared to the first quarter of 2012 is detailed in the following table:

(Dollars in thousands)	First Three Months
Spice packaging	$937
Battery packaging	270
Decorated flat sheet metal	(487)
Film packaging	(548)
Other	(69)
Increase (decrease) in U.S. net sales	$103

The increase in spice packaging sales in the first quarter of 2013 compared to the prior year was due to increased order volume from both branded and private label customers. Lower sales of decorated flat sheet metal products was influenced by the timing of certain promotional programs, while lower film packaging sales was driven by lower general demand for film products and also influenced by the bankruptcy of Kodak.

Cost of Sales

Cost of sales increased $0.1 million, or 1%, in the first quarter of 2013 from the first quarter of 2012. This increase was primarily driven by the 1% increase in net sales. Cost of sales as a percentage of net sales increased to 83.9% in the first quarter of 2013 from 83.5% in the first quarter of 2012. This increase was primarily related to higher labor and material costs as a percentage of net sales primarily from a change in product mix.

Selling and Administrative Expenses

Selling and administrative expenses declined $0.4 million, or 18%, in the first quarter of 2013 from the first quarter of 2012. This decrease was primarily driven by $0.2 million of bad debt expense recognized in the first quarter of 2012 pursuant to the Kodak bankruptcy, which did not recur in the first quarter of 2013, as well as lower employee costs related to stock-based compensation and pension and postretirement benefits. With selling and administrative expenses decreasing 18% while our net sales increased 1%, we reduced our selling and administrative expenses as a percentage of net sales to 11.8% in the first quarter of 2013 from 14.5% in last year's first quarter.

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

We had cash, cash equivalents and restricted cash of $173.7 million at the end of the first quarter of 2013.  Approximately $92.0 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 4.6 at the end of the first quarter of 2013 increased from 3.7 at year-end 2012.  This increase was primarily due to a $34.2 million reduction in accounts payable and accrued liabilities due in part to $15.0 million of pension benefit payments made in the first quarter of fiscal 2013, including $13.5 million related to pension benefits payable under our U.S. combined nonqualified pension plan to our former Executive Chairman who retired from the Company at the end of 2012, as well as a $7.9 million reduction in accrued incentive compensation from amounts paid in the first quarter of 2013 related to the 2012 company-wide profit sharing program, a $6.4 million reduction in trade accounts payable and $3.2 million in payments made in the first quarter of fiscal 2013 related to the funding of matching contributions to the Company's defined contribution benefit plans.

We entered into our Credit Facility in April 2012 under which we may borrow up to $150.0 million under a selection of currencies and rate formulas. Our Credit Facility also includes a $10.0 million swing line sub-facility and a $50.0 million letter of credit sub-facility, as well as an accordion feature that allows us to increase the Credit Facility by up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under our Credit Facility.  At our election, the interest rate under our Credit Facility is based upon either a defined base rate or LIBOR plus an applicable margin.  Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility also contains certain covenants customary to such agreements, as well as customary events of default. At the end of the first quarter of 2013, the LIBOR interest rate on our Credit Facility including margin was 0.8%.  At the end of the first quarter of 2013, there were no borrowings outstanding on our Credit Facility, but we had approximately $16.0 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $134.0 million available for further borrowing at the end of the first quarter of 2013. Our Credit Facility expires in April 2017.

Total long-term debt of $16.6 million at the end of the first quarter of 2013 included $15.8 million outstanding on industrial revenue bonds and $0.8 million of other long-term debt.  At the end of the first quarter of 2013, we were in compliance with all financial covenants as included in our Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 1.8% at the end of the first quarter of 2013 compared to 1.8% at year-end 2012.

We had 49.7 million shares of common stock outstanding at the end of the first quarter of 2013, consistent with the amount outstanding at year-end 2012.  Shares issued pursuant to stock incentive plans were offset by shares repurchased in the first quarter of 2013.  Shareholders’ equity increased to $916.8 million at the end of the first quarter of 2013 from $901.8 million at year-end 2012.  This $15.0 million increase resulted mainly from additional net earnings of $23.5 million and items related to stock compensation and option activity pursuant to incentive plans of $5.6 million, partially offset by dividend payments of $6.7 million, stock repurchases of $6.0 million and currency translation adjustments of $2.2 million.

Cash Flow

Net cash provided by operating activities increased $5.2 million to $6.4 million in the first three months of 2013 from $1.2 million in the first three months of 2012.  This increase was primarily due to a decrease in cash used for changes in working capital of $7.6 million, due primarily to improved accounts receivable and accounts payable management of $13.2 million, partly offset by a $3.7 million decrease in income taxes payable and a $2.3 million increase in pension and postretirement healthcare benefit plan contributions.

Net cash used in investing activities decreased $0.9 million in the first three months of 2013 from the first three months of 2012 primarily due to lower capital expenditures related to the expansion of our heavy-duty engine filter facility in Yankton, South Dakota.

Net cash used in financing activities increased $2.9 million in the first three months of 2013 from the first three months of 2012 primarily as the result of a $2.3 million increase in cash paid for the repurchase of common stock and a $0.7 million increase in dividends paid.

We will continue to assess repurchases of our common stock. In June 2010, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first three months of 2013, we repurchased and retired 0.1 million shares of our common stock for $6.0 million at an approximate average price of $48.88.  At the end of the first quarter of 2013, there was approximately $161.1 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

In January 2013 we announced that we intend to invest approximately $40.0 million in our Engine/Mobile Filtration segment to build a new warehouse and distribution center adjacent to our manufacturing facility in Kearney, Nebraska. The project is anticipated to take approximately two years to complete.

At the end of the first quarter of 2013, our gross liability for uncertain income tax provisions was $2.3 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2012 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first quarter of 2013 or 2012.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2012 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes in our critical accounting policies set forth in our 2012 Form 10-K.  These policies have been consistently applied in all material respects.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This First Quarter 2013 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

•	statements and assumptions relating to anticipated future growth, earnings, earnings per share and other financial performance measures;

•	statements regarding management's short-term and long-term performance goals;

•	statements regarding anticipated order patterns from our customers or the anticipated economic conditions of the industries and markets that we serve;

•	statements related to the performance of the U.S. and other economies generally;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including acquisitions;

•	statements regarding our current cost structure positions and ability to capitalize on anticipated growth initiatives;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources, borrowing capacity and compliance with financial covenants under the Credit Facility;

•	statements related to potential liability for environmental matters; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations, including the impact of the economic stimulus and financial reform measures being implemented by governments around the world, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, (15) legal challenges with respect to intellectual property, and (16) other factors described in more detail in the “Risk Factors” section of our 2012 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may differ materially from our past results as a result of various risks and uncertainties, including these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2013 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this First Quarter 2013 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this First Quarter 2013 Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense on long-term debt is sensitive to changes in interest rates.  In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies.  Market risks are also discussed in our 2012 Form 10-K in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”  There have been no material changes to the disclosure regarding market risk set forth in our 2012 Form 10-K.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 2, 2013.

Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) of the Exchange Act were effective as of March 2, 2013, in achieving the objectives for which they were designed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended March 2, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this First Quarter 2013 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2010, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 122,000 shares of our common stock during the fiscal quarter ended March 2, 2013.  The Company had remaining authorization of approximately $161.1 million to repurchase shares as of March 2, 2013 under its stock repurchase program..

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
December 2, 2012 through January 5, 2013	46,000	$46.85	46,000	$164,930,792
January 6, 2013 through February 2, 2013	38,000	$48.97	38,000	$163,069,887
February 3, 2013 through March 2, 2013	38,000	$51.26	38,000	$161,122,115
Total	122,000		122,000

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2013 Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

March 22, 2013	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

March 22, 2013	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer