Form 10-Q
period 2013-06-01
CLARCOR INC.
filed 2013-06-21
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 1, 2013

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

As of June 17, 2013, 49,897,540 common shares with a par value of $1 per share were outstanding.

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

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Net sales	$287,583	$284,855	$543,854	$542,119
Cost of sales	189,369	186,670	364,154	357,719

Gross profit	98,214	98,185	179,700	184,400

Selling and administrative expenses	48,813	49,074	96,484	100,977

Operating profit	49,401	49,111	83,216	83,423

Other income (expense):
Interest expense	(162)	(88)	(312)	(188)
Interest income	168	169	307	303
Other, net	(223)	(117)	(223)	495
	(217)	(36)	(228)	610

Earnings before income taxes	49,184	49,075	82,988	84,033

Provision for income taxes	16,031	15,996	26,307	27,462

Net earnings	33,153	33,079	56,681	56,571

Net earnings attributable to noncontrolling interests	(102)	(152)	(168)	(165)

Net earnings attributable to CLARCOR Inc.	$33,051	$32,927	$56,513	$56,406

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.66	$0.65	$1.13	$1.12
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.66	$0.65	$1.12	$1.11

Weighted average number of shares outstanding - Basic	49,826,567	50,378,164	49,830,634	50,394,680
Weighted average number of shares outstanding - Diluted	50,428,875	50,980,347	50,419,170	51,037,366

Dividends paid per share	$0.1350	$0.1200	$0.2700	$0.2400

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Net earnings	$33,153	$33,079	$56,681	$56,571

Other comprehensive income:
Pension and other postretirement benefits --
Pension and other postretirement benefits liability adjustments	1,321	1,727	2,642	3,454
Pension and other postretirement benefits liability adjustments tax amounts	(432)	(643)	(942)	(1,289)
Pension and other postretirement benefits liability adjustments, net of tax	889	1,084	1,700	2,165

Foreign currency translation --
Translation adjustments	(1,710)	(12,646)	(3,935)	(10,636)
Translation adjustments tax amounts	—	—	—	—
Translation adjustments, net of tax	(1,710)	(12,646)	(3,935)	(10,636)

Comprehensive earnings	32,332	21,517	54,446	48,100

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(79)	73	(141)	57
Comprehensive earnings attributable to redeemable noncontrolling interests	(11)	(30)	(32)	(58)

Comprehensive earnings attributable to CLARCOR Inc.	$32,242	$21,560	$54,273	$48,099

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	June 1, 2013	December 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$190,539	$185,496
Restricted cash	219	566
Accounts receivable, less allowance for losses of $9,715 and $9,554, respectively	205,183	214,474
Inventories	224,951	211,251
Deferred income taxes	25,806	34,693
Income taxes receivable	155	—
Prepaid expenses and other current assets	10,313	8,114
Total current assets	657,166	654,594

Property, plant and equipment, at cost, less accumulated depreciation of $324,196 and $315,018, respectively	199,052	195,101
Assets held for sale	—	2,000
Goodwill	240,928	241,924
Acquired intangible assets, less accumulated amortization	92,479	95,681
Other noncurrent assets	14,811	16,202
Total assets	$1,204,436	$1,205,502

LIABILITIES
Current liabilities:
Current portion of long-term debt	$213	$201
Accounts payable and accrued liabilities	141,692	172,262
Income taxes payable	—	2,428
Total current liabilities	141,905	174,891

Long-term debt, less current portion	16,441	16,391
Long-term pension and postretirement healthcare benefits liabilities	47,608	50,680
Deferred income taxes	50,759	51,385
Other long-term liabilities	6,079	8,571
Total liabilities	262,792	301,918

Contingencies (Note 11)
Redeemable noncontrolling interests	1,786	1,754

SHAREHOLDERS' EQUITY
Capital stock	49,709	49,653
Capital in excess of par value	238	—
Accumulated other comprehensive loss	(53,948)	(51,708)
Retained earnings	942,732	902,899
Total CLARCOR Inc. equity	938,731	900,844
Noncontrolling interests	1,127	986
Total shareholders' equity	939,858	901,830
Total liabilities and shareholders' equity	$1,204,436	$1,205,502

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 1, 2013	June 2, 2012
Cash flows from operating activities:
Net earnings	$56,681	$56,571
Depreciation	13,542	13,192
Amortization	2,980	2,877
Other noncash items	48	(67)
Net gain on disposition of assets	(849)	(553)
Stock-based compensation expense	3,090	4,152
Excess tax benefit from stock-based compensation	(4,267)	(2,487)
Deferred income taxes	7,265	8,890
Change in assets and liabilities	(35,280)	(49,197)
Net cash provided by operating activities	43,210	33,378

Cash flows from investing activities:
Restricted cash	368	91
Business acquisitions, net of cash acquired	(3,811)	(10,510)
Additions to plant assets	(17,165)	(19,398)
Proceeds from disposition of plant assets	2,952	446
Investment in affiliates	(459)	(357)
Net cash used in investing activities	(18,115)	(29,728)

Cash flows from financing activities:
Cash dividends paid	(13,461)	(12,096)
Payments on long-term debt	(110)	(79)
Payment of financing costs	—	(564)
Sale of capital stock under stock option and employee purchase plans	7,811	3,864
Payments for repurchase of common stock	(17,364)	(11,383)
Excess tax benefit from stock-based compensation	4,267	2,487
Net cash used in financing activities	(18,857)	(17,771)
Net effect of exchange rate changes on cash	(1,195)	(1,304)
Net change in cash and cash equivalents	5,043	(15,425)
Cash and cash equivalents, beginning of period	185,496	155,999
Cash and cash equivalents, end of period	$190,539	$140,574

Cash paid during the period for:
Interest	$228	$144
Income taxes, net of refunds	$15,032	$18,849

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended June 1, 2013 and June 2, 2012 and the Consolidated Condensed Balance Sheet as of June 1, 2013 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2012 (“2012 Form 10-K”).  The December 1, 2012 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2012 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended June 1, 2013, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2012 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to guarantees that expire within one year.  The Company also has $1,823 and $1,839 of noncurrent restricted cash recorded in Other noncurrent assets as of June 1, 2013 and December 1, 2012, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	June 1, 2013	December 1, 2012
Raw materials	$80,640	$75,928
Work in process	39,330	34,996
Finished products	104,981	100,327
Inventories	$224,951	$211,251

Property, Plant and Equipment

At December 1, 2012, land of $398 and building and building fixtures of $1,602 related to one Kentucky plant were classified as Assets held for sale. Those assets where sold March 29, 2013 for $2,211 resulting in a gain of $211, which is included in Cost of sales in the accompanying Consolidated Condensed Statements of Earnings for the three and six months ended June 1, 2013.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Accumulated Other Comprehensive Loss

The components of the ending balances of Accumulated other comprehensive loss are as follows:

	June 1, 2013	December 1, 2012
Pension liability, net of tax	$(49,190)	$(50,890)
Translation adjustments, net of tax	(4,758)	(818)
Accumulated other comprehensive loss	$(53,948)	$(51,708)

New Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). The amendments do not change the current requirement for reporting net income or other comprehensive income in financial statements; however, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2012, although early adoption is permitted. The Company does not expect the adoption of this guidance on the first day of fiscal year 2014 to have a material impact on the Consolidated Financial Statements.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

2.	BUSINESS ACQUISITIONS AND INVESTMENTS

Business Acquisitions

On May 9, 2012, the Company acquired 100% of the shares in Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing. On May 8, 2013, another installment of the purchase price in the amount of $1,530 was paid. The remaining purchase price will be paid on the second anniversary of the closing date. Modular, a manufacturer of pressure vessels, process and storage tanks and other natural gas filtration products and distributor of aftermarket elements is located in Henderson, Western Australia. The acquisition of Modular gave the Company first-fit manufacturing capabilities in Western Australia, as well as a platform for aftermarket growth throughout the region. Modular has been combined into an existing Company subsidiary, which is part of the Company's Industrial/Environmental Filtration segment. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. Acquired finite-lived intangible assets of $2,552 were recorded in connection with the purchase. The $5,339 excess of the initial purchase price over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for income tax purposes. Net sales and Operating profit (loss) attributable to Modular for the three and six months ended June 1, 2013 and June 2, 2012 were as follows:

	Quarter Ended		Six Months Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Net sales	$2,911	$572	$3,627	$572
Operating profit (loss)	(256)	32	(967)	32

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  During the three and six months ended June 1, 2013, the Company did not make any additional investments. During the three months ended June 2, 2012, the Company did not make any additional investments. During the six months ended June 2, 2012, the Company invested an additional $33. The Company also has $21 accrued which has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Condensed Balance Sheets at both June 1, 2013 and December 1, 2012. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,069 and $3,137, at June 1, 2013 and December 1, 2012, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the three and six months ended June 1, 2013 and June 2, 2012, the Company did not receive any dividends from BPH.  The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 15.63% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the three and six months ended June 1, 2013, the Company invested an additional $236 and $459, respectively, into Algae, of which $223 had been accrued and included in Accounts payable and accrued liabilities at December 1, 2012 in the accompanying Consolidated Condensed Balance Sheets. During the three and six months ended June 2, 2012, the Company invested an additional $225 and $324, respectively, into Algae. The investment, with a carrying amount of $2,048 and $1,812 at June 1, 2013 and December 1, 2012, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the three and six months ended June 1, 2013, the Company did not receive any dividends from Algae. During the three months ended June 2, 2012, the Company did not receive any dividends from Algae. During the six months ended June 2, 2012, the Company received dividends from Algae of $1,200, which is included in Other, net in the Consolidated Condensed Statements of Earnings.

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

The following table summarizes information related to stock options and stock option exercises during the three and six months ended June 1, 2013 and June 2, 2012.

	Quarter Ended		Six Months Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Pre-tax compensation expense	$774	$1,091	$1,661	$3,218
Deferred tax benefits	(275)	(401)	(591)	(1,183)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	1,168	260	2,899	2,487
Fair value of stock options on date of grant	—	867	3,836	6,413
Total intrinsic value of stock options exercised	3,594	746	8,880	7,746
Cash received upon exercise of stock options	3,859	576	7,184	3,251
Addition to capital in excess of par value due to exercise of stock options	4,887	772	8,813	4,059

The following table summarizes activity for the six months ended June 1, 2013 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,037,151	$36.09
Granted	385,000	$45.19
Exercised	(354,979)	$26.79
Surrendered	(18,573)	$42.40
Outstanding at end of period	3,048,599	$38.29

Exercisable at end of period	2,249,924	$35.80

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

At June 1, 2013, there was $6,906 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.74 years.

The following table summarizes information about the Company’s outstanding and exercisable options at June 1, 2013.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$20.57 - $28.79	416,000	$26.89	$11,379	2.53	416,000	$26.89	$11,379	2.53
$31.96 - $38.06	1,301,400	$33.84	26,544	4.97	1,247,266	$33.91	25,359	4.90
$40.73 - $49.91	1,331,199	$46.19	10,717	8.69	586,658	$46.15	4,748	8.20
	3,048,599	$38.29	$48,640	6.26	2,249,924	$35.80	$41,486	5.32

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Six Months Ended
	June 1, 2013	June 2, 2012
Weighted average fair value per option at the date of grant for options granted	$9.96	$12.49
Risk-free interest rate	1.19%	1.38%
Expected dividend yield	1.19%	0.96%
Expected volatility factor	25.81%	26.52%
Expected option term in years	5.4	6.1

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 14,760 and 131,197 vested and deferred shares at June 1, 2013 and December 1, 2012, respectively.

The following table summarizes information related to restricted stock unit awards during the three and six months ended June 1, 2013 and June 2, 2012.

	Quarter Ended		Six Months Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Pre-tax compensation expense	$210	$155	$469	$934
Deferred tax benefits	(75)	(57)	(167)	(343)
Excess tax (expense) benefits associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	1,258	(99)	1,354	(24)
Fair value of restricted stock unit awards on date of grant	—	—	1,068	1,489
Fair value of restricted stock unit awards vested	—	—	621	997

The following table summarizes activity for the six months ended June 1, 2013 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	39,945	$43.16
Granted	23,624	$45.19
Vested	(15,525)	$40.01
Nonvested at end of period	48,044	$45.18

As of June 1, 2013, there was $1,596 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 3.00 years.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

4.	NONCONTROLLING INTERESTS

Noncontrolling interests changed as follows during the six months ended June 1, 2013 and June 2, 2012:

	Six Months Ended
	June 1, 2013		June 2, 2012
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$1,754	$986	$1,557	$831

Noncontrolling interests earnings (loss)	31	137	170	(5)
Foreign currency translation	1	4	(112)	(52)

Noncontrolling interests at end of period	$1,786	$1,127	$1,615	$774

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  As of June 1, 2013, neither the Company nor the noncontrolling owners have exercised the purchase option. The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Condensed Balance Sheets.  The Redeemable noncontrolling interests is reflected at its carrying value, which is greater than its estimated redemption price. The Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable.  The Company has not recorded any accretion to date.

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the six months ended June 1, 2013.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$21,593	$220,331	$—	$241,924
Currency translation adjustments	(392)	(604)	—	(996)
Goodwill at end of period	$21,201	$219,727	$—	$240,928

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
June 1, 2013
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,659	$—	$42,262

Finite Lived Intangibles:
Trademarks, gross - finite lived	$300	$488	$—	$788
Accumulated amortization	(97)	(322)	—	(419)
Trademarks, net - finite lived	$203	$166	$—	$369

Customer relationships, gross	$4,290	$45,664	$—	$49,954
Accumulated amortization	(1,785)	(18,493)	—	(20,278)
Customer relationships, net	$2,505	$27,171	$—	$29,676

Other acquired intangibles, gross	$243	$39,574	$—	$39,817
Accumulated amortization	(243)	(19,402)	—	(19,645)
Other acquired intangibles, net	$—	$20,172	$—	$20,172

Total finite lived intangible assets, net	$2,708	$47,509	$—	$50,217

Acquired intangible assets, less accumulated amortization	$3,311	$89,168	$—	$92,479

The following table summarizes estimated amortization expense.

Fiscal year 2013	$5,908
Fiscal year 2014	5,696
Fiscal year 2015	5,633
Fiscal year 2016	5,499
Fiscal year 2017	5,261

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
June 1, 2013
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$607	$607	$—	$—
Mutual fund investments - bonds	419	419	—	—
Cash and equivalents	28	28	—	—
Total restricted trust	$1,054	$1,054	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,367	$—	$—	$1,367

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 1, 2012
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$614	$614	$—	$—
Mutual fund investments - bonds	425	425	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,070	$1,070	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,292	$—	$—	$1,292

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

There were no changes in the fair value determination methods or significant assumptions used in those methods during the six months ended June 1, 2013.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the six months ended June 1, 2013. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds. The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb on December 29, 2010, and the acquisition-date estimated fair value of the earn-out payment to one of the former owners was $1,018.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on projected 2014 and 2015 TransWeb earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature. The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 11.9%. The fair value of the TransWeb contingent earn-out payment increased by $75, based on changes in the remaining discount period, during the six months ended June 1, 2013.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both June 1, 2013 and December 1, 2012.  An expected present value technique is used to estimate the fair value of long-term debt.  Long-term debt had a fair value estimate of $16,510 and $16,532 at June 1, 2013 and December 1, 2012, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at June 1, 2013 and December 1, 2012 is $16,654 and $16,592, respectively.

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at June 1, 2013 and December 1, 2012 were as follows:

	June 1, 2013	December 1, 2012
Accounts payable	$67,415	$69,206
Accrued salaries, wages and commissions	11,004	16,884
Pension and postretirement healthcare benefits liabilities	7,876	21,442
Compensated absences	8,636	9,010
Accrued insurance liabilities	7,203	7,733
Customer deposits	14,419	14,207
Other accrued liabilities	25,139	33,780
Accounts payable and accrued liabilities	$141,692	$172,262

The Company has letters of credit totaling $29,890 and $23,307 as of June 1, 2013 and December 1, 2012, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Six Months Ended
	June 1, 2013	June 2, 2012
Warranty accrual at beginning of period	$1,533	$2,580
Warranty accrual added through business acquisitions	—	32
Accruals for warranties issued during the period	104	91
Adjustments related to pre-existing warranties	(39)	23
Settlements made during the period	(225)	(400)
Other adjustments, including currency translation	(9)	(45)
Warranty accrual at end of period	$1,364	$2,281

8.	LONG-TERM DEBT

On April 5, 2012, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions. Under the Credit Facility, the Company may borrow up to $150,000, which includes a $10,000 swing line sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. At the Company's election, loans made under the Credit Facility bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, the federal funds rate, or a specified margin over the one-month London Interbank Offered Rate (“LIBOR”), or (2) LIBOR plus an applicable margin. Swing line loans bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility also contains certain covenants customary to such agreements, as well as customary events of default. At June 1, 2013, there were no borrowings outstanding on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at both June 1, 2013 and December 1, 2012.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

9.	PENSION AND OTHER POSTRETIREMENT PLANS

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

	Quarter Ended		Six Months Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$621	$530	$1,243	$1,060
Interest cost	1,726	1,980	3,456	3,959
Expected return on plan assets	(2,693)	(2,105)	(5,392)	(4,208)
Amortization of unrecognized:
Prior service cost	(2)	(3)	(5)	(6)
Net actuarial loss (gain)	1,515	1,909	3,031	3,818
Net periodic benefit cost (income)	$1,167	$2,311	$2,333	$4,623

Cash contributions	$1,565	$1,575	$16,507	$14,928

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$4	$4	$8
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial loss (gain)	(37)	(30)	(74)	(60)
Net periodic benefit cost (income)	$(66)	$(57)	$(132)	$(114)

Cash contributions	$18	$25	$36	$50

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

During the three and six months ended June 1, 2013, the Company contributed $1,583 and $16,543, respectively, to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $1,054 and $1,070 at June 1, 2013 and December 1, 2012, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 6).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Six Months Ended
	June 1, 2013	June 2, 2012
Unrecognized tax benefits at beginning of year	$2,209	$3,015
Additions for current period tax positions	151	179
Reductions for lapse of statue of limitations / settlements	(334)	—
Changes in interest and penalties	(213)	123
Unrecognized tax benefits at end of period	$1,813	$3,317

At June 1, 2013, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,238.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  At June 1, 2013, the Company had $228 accrued for the payment of interest and penalties.

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

During the six months ended June 1, 2013, the Company recognized a $855 benefit related to the extension of the research and development tax credit in January 2013.

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

The court has not yet decided whether to accept the jury's verdict on inequitable conduct and has not yet issued a final judgment in the case, pending (i) resolution of various post-trial motions made by 3M to set aside the jury verdicts adverse to 3M, and (ii) a separate procedure before a third party Special Master to quantify and qualify TransWeb's attorneys' fees that may be awarded as damages, including those subject to potential trebling under the antitrust laws. Such procedure is anticipated to take until at least July 2013 to resolve.

The Company acquired TransWeb on December 29, 2010.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds may be used by the Company in connection with the same.  Any litigation related amounts incurred in excess of the amount withheld will be expensed and paid by the Company. During the three months ended June 1, 2013, the Company did not apply any legal charges against the withheld payment as the limit had been reached. During the six months ended June 1, 2013, the Company applied legal charges of $531 against the withheld payment.  Since the acquisition, the Company has incurred legal charges of $17,874 related to the 3M litigation, of which $17,000 has been applied against the withheld portion of the TransWeb purchase price as noted above. During the three and six months ended June 1, 2013, the Company expensed $418 and $874, respectively, related to the 3M litigation, which is included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.

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

	Quarter Ended		Six Months Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Weighted average number of shares outstanding - Basic	49,826,567	50,378,164	49,830,634	50,394,680
Dilutive effect of stock-based arrangements	602,308	602,183	588,536	642,686
Weighted average number of shares outstanding - Diluted	50,428,875	50,980,347	50,419,170	51,037,366

Net earnings attributable to CLARCOR Inc.	$33,051	$32,927	$56,513	$56,406

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.66	$0.65	$1.13	$1.12
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.66	$0.65	$1.12	$1.11

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	Quarter Ended		Six Months Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	—	510,850	249,019	510,850
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$11,400	$7,748	$17,364	$11,383
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	224,100	157,500	346,100	227,500

At June 1, 2013, there remained $149,722 authorized for future purchases under the Company’s $250,000 stock repurchase program.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

13.	SEGMENT INFORMATION

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

Segment information is summarized as follows:

	Quarter Ended		Six Months Ended
	June 1, 2013	June 2, 2012	June 1, 2013	June 2, 2012
Net sales:
Engine/Mobile Filtration	$132,372	$130,677	$250,047	$250,960
Industrial/Environmental Filtration	136,660	134,629	259,286	255,743
Packaging	18,551	19,549	34,521	35,416
	$287,583	$284,855	$543,854	$542,119

Operating profit:
Engine/Mobile Filtration	$29,096	$29,628	$52,545	$52,925
Industrial/Environmental Filtration	18,411	17,747	28,089	28,452
Packaging	1,894	1,736	2,582	2,046
	49,401	49,111	83,216	83,423
Other income (expense), net	(217)	(36)	(228)	610
Earnings before income taxes	$49,184	$49,075	$82,988	$84,033

	June 1, 2013	December 1, 2012
Identifiable assets:
Engine/Mobile Filtration	$377,557	$372,011
Industrial/Environmental Filtration	706,979	706,610
Packaging	48,541	36,350
Corporate	71,359	90,531
	$1,204,436	$1,205,502

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

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands except per share data)

	Second Quarter					First Six Months
			Change					Change
	2013	2012	$	%		2013	2012	$	%
Net sales	$287,583	$284,855	$2,728	1%		$543,854	$542,119	$1,735	—%
Cost of sales	189,369	186,670	2,699	1%		364,154	357,719	6,435	2%
Gross profit	98,214	98,185	29	—%		179,700	184,400	(4,700)	(3)%
Selling and administrative expenses	48,813	49,074	(261)	(1)%		96,484	100,977	(4,493)	(4)%
Operating profit	49,401	49,111	290	1%		83,216	83,423	(207)	—%
Other income (expense)	(217)	(36)	(181)			(228)	610	(838)
Provision for income taxes	16,031	15,996	35	—%		26,307	27,462	(1,155)	(4)%
Net earnings attributable to CLARCOR	33,051	32,927	124	—%		56,513	56,406	107	—%
Weighted average diluted shares	50,429	50,980	(551)	(1)%		50,419	51,037	(618)	(1)%
Diluted earnings per share attributable to CLARCOR	$0.66	$0.65	$0.01	2%		$1.12	$1.11	$0.01	1%

Percentages:
Gross margin	34.2%	34.5%		(0.3)	pt	33.0%	34.0%		(1.0)	pt
Selling and administrative percentage	17.0%	17.2%		(0.2)	pt	17.7%	18.6%		(0.9)	pt
Operating margin	17.2%	17.2%		—	pt	15.3%	15.4%		(0.1)	pt
Effective tax rate	32.6%	32.6%		—	pt	31.7%	32.7%		(1.0)	pt
Net earnings margin	11.5%	11.6%		(0.1)	pt	10.4%	10.4%		—	pt

Second Quarter

Net Sales

Net sales increased $2.7 million, or 1%, in the second quarter of 2013 from the second quarter of 2012. Estimated components of this 1% increase in net sales are as follows:

Volume	—%
Pricing	—%
Modular acquisition	1%
Foreign exchange	—%
1%

Our $2.7 million, or 1%, increase in net sales in the second quarter of 2013 from the second quarter of 2012 was driven by a $2.0 million, or 2%, increase in net sales at our Industrial/Environmental Filtration segment and a $1.7 million, or 1%, increase in net sales at our Engine/Mobile Filtration segment, partially offset by a $1.0 million, or 5%, decrease in net sales at our Packaging segment.

•
The $2.0 million, or 2%, increase in net sales at our Industrial/Environmental Filtration segment was driven by $2.3 million in higher sales arising from our acquisition of Modular Engineering Pty Ltd in Australia in the second quarter of 2012. Excluding the impact of the Modular acquisition, net sales at our Industrial/Environmental Filtration segment declined $0.3 million, or less than one percent, due to lower oil and gas filtration sales in Europe, lower sales of commercial and industrial air filters in the U.S. and lower sales of filtration media at TransWeb. Lower oil and gas filtration sales in Europe were driven by a decline in military aviation and marine filtration sales as a result of government budget constraints, and the timing of several large natural gas and petrochemical system orders in the second quarter of 2012 that did not repeat this year. These lower sales were partly offset by growth in natural gas vessels and aftermarket filter sales in the U.S. and Brazil, as well as growth in aviation, aerospace and off-shore oil drilling filtration sales.

•
The $1.7 million, or 1%, increase in net sales at our Engine/Mobile Filtration segment was driven by $1.7 million, or 2%, higher sales within the U.S. and $0.4 million, or 1%, higher foreign sales, partly offset by a $0.4 million decrease due to changes in foreign currency exchange rates. The 2% increase in U.S. sales in this segment was driven by a 4% increase in sales of heavy-duty engine filters to the U.S. aftermarket, partially offset by lower sales to original equipment customers. The slight increase in foreign sales was driven by a 19% increase in sales of heavy-duty engine filters in China, partially offset by a 13% decline in sales of heavy-duty engine filters in Europe.

•
The $1.0 million, or 5%, decrease in net sales at our Packaging segment was driven primarily by lower sales of confection packaging products and film packaging products, partially offset by higher sales of spice containers and packaging sales to customers in the health & beauty and pharmaceutical markets.

Cost of Sales

Cost of sales increased $2.7 million, or 1%, in the second quarter of 2013 from the second quarter of 2012. This increase was slightly greater than the 1% increase in net sales. As a result, our cost of sales as a percentage of net sales increased to 65.8% in the second quarter of 2013 from 65.5% in the second quarter of 2012. This increase was driven by lower fixed cost absorption due to costs related to increased capacity to support expected future growth, including the expansion of our heavy-duty engine filtration manufacturing facility in Yankton, South Dakota, as well as lower sales at our TransWeb filtration media business. Partly offsetting these effects, our material purchase costs decreased approximately 1% from the second quarter of 2012, reflecting our continuous focus on cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses declined $0.3 million, or 1%, in the second quarter of 2013 from the second quarter of 2012. This reduction was primarily the result of lower expense related to our pension and postretirement benefits plans. Since selling and administrative expenses decreased 1% while sales increased 1%, our selling and administrative expenses as a percentage of net sales decreased to 17.0% in the second quarter of 2013 from 17.2% in last year's second quarter.

First Six Months

Net Sales

Net sales increased $1.7 million, or less than one percent, in the first six months of 2013 from the first six months of 2012. Estimated components of this less than one percent increase in net sales are as follows:

Volume	(1)%
Pricing	—%
Modular acquisition	1%
Foreign exchange	—%
—%

Our $1.7 million, or less than one percent, increase in net sales in the first six months of 2013 from the first six months of 2012 was driven by a $3.5 million, or 1%, increase in net sales at our Industrial/Environmental Filtration segment partially offset by a $0.9 million, or less than one percent, decrease in net sales at our Engine/Mobile Filtration segment and a $0.9 million, or 3%, decrease in net sales at our Packaging segment.

•
The $3.5 million, or 1%, increase in net sales at our Industrial/Environmental Filtration segment was driven by $3.1 million in higher sales arising from our acquisition of Modular Engineering Pty Ltd in Australia in the second quarter of 2012. Excluding the impact of the Modular acquisition, net sales at our Industrial/Environmental Filtration segment increased $0.4 million, or less than one percent, as strong growth in natural gas vessels and aftermarket filter sales in the U.S. and Latin America, as well as growth in aviation filter sales and filter sales through our Total Filtration Services ("TFS") distribution business were partially offset by lower sales of military aviation and marine filters and dust collection systems in Europe, lower sales of commercial and industrial air filters in the U.S. and lower filtration media sales at TransWeb.

•
The $0.9 million, or less than one percent, decline in net sales at our Engine/Mobile Filtration segment was driven by a 1% reduction in foreign sales. This reduction in foreign sales was due primarily to a 10% decline in heavy-duty engine filter sales in Europe, partially offset by a 6% increase in sales of heavy-duty engine filters in China.

•
The $0.9 million, or 3%, decrease in net sales at our Packaging segment was driven primarily by lower sales of confection packaging products and film packaging products, partly offset by growth in packaging sales to the smokeless tobacco market.

Cost of Sales

Cost of sales increased $6.4 million, or 2%, in the first six months of 2013 from the first six months of 2012. This increase was greater than the less than one percent increase in net sales. As a result, our cost of sales as a percentage of net sales increased to 67.0% from 66.0% in the first six months of 2012. Our material purchase costs decreased approximately 1% from the first six months of 2012. However, we experienced lower fixed cost absorption due to lower sales at our air filtration, heavy-duty engine/mobile filtration, filtration media and packaging businesses as well as due to costs related to increased capacity and infrastructure to support expected future growth, including the expansion of our manufacturing facility in Yankton, South Dakota. As a result, our gross margin percentage in the first six months of 2013 declined to 33.0% from 34.0% in the comparable period last year.

Selling and Administrative Expenses

Selling and administrative expenses declined $4.5 million, or 4%, in the first six months of 2013 from the first six months of 2012. This reduction was primarily the result of $1.7 million lower pension and postretirement benefits plan expense, $1.6 million lower expense related to stock-based compensation, $0.8 million lower compensation expense related to our company-wide profit sharing program and $0.4 million lower other discretionary expenses. Since selling and administrative expenses decreased 4% while sales increased less than one percent, our selling and administrative expenses as a percentage of net sales decreased to 17.7% in the first six months of 2013 from 18.6% in last year's first six months.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Acquisitions

The acquisition of Modular Engineering Company Pty Ltd. ("Modular") in the second quarter of 2012 impacted our net sales and operating profit (loss) in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Net sales	$2,339	$3,055
Operating loss	(287)	(999)

The operating results at this acquired company in the second quarter and first six months of 2013 reflect planned investments in product development and engineering capabilities, the addition of selling and administrative resources to support our long-term growth initiatives, as well as the impact of $0.2 million of bad debt expense relating to a customer bankruptcy during the first quarter of 2013.

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar favorably unfavorably impacted our 2013 translated U.S. dollar value of net sales and operating profit compared to the same periods in 2012 as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Net sales	$(680)	$(394)
Operating loss	(179)	(187)

•	Other income (expense)

Interest expense

Net interest expense in the second quarter and first six months of each of 2013 and 2012 was not significant.

Foreign currency gains and (losses)

We recognized foreign currency losses in other income (expense) primarily from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies as follows:

(Dollars in thousands)	Second Quarter	First Six Months
2013	$(188)	$(232)
2012	(16)	(517)

Other income (expense)

There was no significant other income (expense) in the second quarter of 2013 or in the second quarter of 2012. There was no significant other income (expense) in the first six months of 2013. Other income (expense) in the first six months of 2012 included the receipt of a $1.2 million dividend pursuant to our investment in BioProcess Algae LLC.

•	Provisions for income taxes

Our effective tax rate was 32.6% in the second quarter of 2013 and the second quarter of 2012. Our effective tax rate decreased 1.0 percentage points in the first six months of 2013 from the first six months of 2012 primarily from a $0.9 million benefit in the first six months of 2013 related to the extension of the research and development tax credit in December 2012.

•	Shares outstanding

Average diluted shares outstanding decreased by 0.6 million shares in the second quarter and first six months of 2013 from the comparable prior year periods of 2012 as our repurchases of common stock were only partially offset by incremental dilutive shares related to the issuance of stock options and restricted shares.

SEGMENT ANALYSIS

	Second Quarter				First Six Months
(Dollars in thousands)	2013	% Total	2012	% Total	2013	% Total	2012	% Total
Net sales:
Engine/Mobile Filtration	$132,372	46%	$130,677	46%	$250,047	46%	$250,960	46%
Industrial/Environmental Filtration	136,660	48%	134,629	47%	259,286	48%	255,743	47%
Packaging	18,551	6%	19,549	7%	34,521	6%	35,416	7%
	$287,583	100%	$284,855	100%	$543,854	100%	$542,119	100%

Gross profit:
Engine/Mobile Filtration	$47,316	48%	$47,755	49%	$88,339	49%	$91,735	50%
Industrial/Environmental Filtration	47,084	48%	46,550	47%	84,972	47%	86,168	47%
Packaging	3,814	4%	3,880	4%	6,389	4%	6,497	3%
	$98,214	100%	$98,185	100%	$179,700	100%	$184,400	100%

Operating profit:
Engine/Mobile Filtration	$29,096	59%	$29,628	60%	$52,545	63%	$52,925	63%
Industrial/Environmental Filtration	18,411	37%	17,747	36%	28,089	34%	28,452	34%
Packaging	1,894	4%	1,736	4%	2,582	3%	2,046	3%
	$49,401	100%	$49,111	100%	$83,216	100%	$83,423	100%

Gross margin:
Engine/Mobile Filtration	35.7%		36.5%		35.3%		36.6%
Industrial/Environmental Filtration	34.5%		34.6%		32.8%		33.7%
Packaging	20.6%		19.8%		18.5%		18.3%
	34.2%		34.5%		33.0%		34.0%

Operating margin:
Engine/Mobile Filtration	22.0%		22.7%		21.0%		21.1%
Industrial/Environmental Filtration	13.5%		13.2%		10.8%		11.1%
Packaging	10.2%		8.9%		7.5%		5.8%
	17.2%		17.2%		15.3%		15.4%

Engine/Mobile Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2013	2012	$	%		2013	2012	$	%
Net sales	$132,372	$130,677	$1,695	1%		$250,047	$250,960	$(913)	—%
Cost of sales	85,056	82,922	2,134	3%		161,708	159,225	2,483	2%
Gross profit	47,316	47,755	(439)	(1)%		88,339	91,735	(3,396)	(4)%
Selling and administrative expenses	18,220	18,127	93	1%		35,794	38,810	(3,016)	(8)%
Operating profit	29,096	29,628	(532)	(2)%		52,545	52,925	(380)	(1)%

Gross margin	35.7%	36.5%		(0.8)	pt	35.3%	36.6%		(1.3)	pt
Selling and administrative percentage	13.8%	13.9%		(0.1)	pt	14.3%	15.5%		(1.2)	pt
Operating margin	22.0%	22.7%		(0.7)	pt	21.0%	21.1%		(0.1)	pt

Our Engine/Mobile Filtration segment primarily sells aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine truck filters produced at our Baldwin business unit.

Net Sales

The changes in net sales for our Engine/Mobile Filtration segment in the second quarter and first six months of 2013 from the comparable periods of 2012 are detailed in the following tables:

	Second Quarter	First Six Months
Volume	2%	—%
Pricing	—%	—%
Foreign exchange	(1)%	—%
	1%	—%

(Dollars in thousands)	Second Quarter	First Six Months
2012	$130,677	$250,960

U.S. net sales	1,756	136
Foreign net sales (including export)	372	(731)
Foreign exchange	(433)	(319)
Net increase (decrease)	1,695	(913)

2013	$132,372	$250,047

The net changes in U.S. net sales for our Engine/Mobile Filtration segment in the second quarter and first six months of 2013 from the comparable periods in 2012 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Heavy-duty engine filters	$1,374	$(524)
Locomotive filters	188	165
Other	194	495
Increase in U.S. net sales	$1,756	$136

Our U.S. net sales increased 2% in the second quarter of 2013 compared with the same period in 2012. This growth rate improved from the 2% year-over-year decline in U.S. net sales we experienced in the first quarter of 2013. The increased second quarter growth rate was primarily the result of a 4% increase in heavy-duty engine filter aftermarket sales, which was driven by improved year-over-year demand from our U.S. independent distributors and our larger, national account customers, partially offset by lower sales to our OE customers. We also experienced growth of approximately 2% in locomotive filter sales in the second quarter of 2013 compared with the same period in 2012, as well as growth in dust collection cartridge filter sales.

The net changes in foreign net sales (adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the second quarter and first six months of 2013 from the comparable periods in 2012 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Heavy-duty engine filter sales in China	$1,222	$701
Export sales primarily to Southeast Asia, South America and the Middle East	562	338
Heavy-duty engine filter sales in Europe	(1,324)	(2,090)
Other	(88)	320
Increase (decrease) in foreign net sales	$372	$(731)

Our foreign net sales increased 1% in the second quarter of 2013 compared with the same period in 2012. This growth rate improved from the 2% year-over-year decline in foreign net sales we experienced in the first quarter of 2013. The increased second quarter growth was primarily the result of a 17% increase, adjusted for changes in foreign currency exchange rates, in heavy-duty engine filter sales in China and increased export sales from the U.S. into several international markets. Higher sales in our China business were driven by the continued expansion of our sales of aftermarket OE heavy-duty engine filters -- as we continue to introduce new part numbers and add new points of distribution in China -- and improved order patterns from several of our larger first-fit diesel engine manufacturing customers. These increases in foreign net sales were partially offset by decreased sales in Europe, where our sales of heavy-duty engine filters declined 11% in the second quarter of 2013 and 9% in the first six months of 2013 from the comparable periods in 2012, adjusted for changes in foreign currency exchange rates, which we believe was primarily driven by lingering macroeconomic conditions in Europe.

Cost of Sales

Cost of sales increased $2.1 million, or 3%, in the second quarter of 2013 from the second quarter of 2012. This increase was greater than the 1% increase in net sales. As a result, our cost of sales as a percentage of net sales increased to 64.3% in the second quarter of 2013 from 63.5% in the second quarter of 2012. Our material costs and our pricing remained flat compared with the second quarter of 2012, as we were able to offset material cost increases related to changes in product mix and commodity prices with cost savings generated from our continuous cost reduction initiatives. The increase in cost of sales as a percentage of net sales was driven by a 4% increase in manufacturing overhead, primarily reflecting lower absorption of fixed manufacturing costs due to the impact of additional capacity brought into service to support expected future growth.

Cost of sales increased $2.5 million, or 2%, in the first six months of 2013 from the first six months of 2012, despite a less than one percent reduction in net sales. As a result, our cost of sales as a percentage of net sales increased to 64.7% in the first six months of 2013 from 63.4% in the first six months of 2012. Our material costs and our pricing remained flat compared with the first six months of 2012, as we were able to offset material cost increases related to changes in product mix and commodity prices with material cost savings of approximately 1% generated from our continuous cost reduction initiatives. The increase in cost of sales as a percentage of net sales was driven by a 4% increase in other components of cost of sales, including direct labor and manufacturing overhead, primarily reflecting lower absorption of fixed manufacturing costs due to lower net sales and the impact of additional capacity brought into service to support expected future growth

Selling and Administrative Expenses

Selling and administrative expenses increased $0.1 million, or l%, in the second quarter of 2013 from the second quarter of 2012. This increase was primarily the result of $0.4 million higher legal and other professional services expenses, partially offset by $0.3 million lower employee costs related to stock-based compensation and pension and postretirement benefits. With selling and administrative expenses in this segment increasing 1% while our net sales also increased 1%, our selling and administrative expenses as a percentage of net sales was relatively flat at 13.8% in the second quarter of 2013 from 13.9% in the second quarter of 2012.

Selling and administrative expenses decreased $3.0 million, or 8%, in the first six months of 2013 from the first six months of 2012. This reduction was primarily the result of $1.5 million lower employee costs related to stock-based compensation and pension and postretirement benefits, $0.8 million lower legal and other professional services expenses, $0.5 million decline in compensation related to our profit sharing plan and $0.3 million lower bad debt expense. With selling and administrative expenses in this segment declining 8% while our net sales declined less than one percent, our selling and administrative expenses as a percentage of net sales declined to 14.3% in the first six months of 2013 from 15.5% in the first six months of 2012.

Industrial/Environmental Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2013	2012	$	%		2013	2012	$	%
Net sales	$136,660	$134,629	$2,031	2%		$259,286	$255,743	$3,543	1%
Cost of sales	89,576	88,079	1,497	2%		174,314	169,575	4,739	3%
Gross profit	47,084	46,550	534	1%		84,972	86,168	(1,196)	(1)%
Selling and administrative expenses	28,673	28,803	(130)	—%		56,883	57,716	(833)	(1)%
Operating profit	18,411	17,747	664	4%		28,089	28,452	(363)	(1)%

Gross margin	34.5%	34.6%		(0.1)	pt	32.8%	33.7%		(0.9)	pt
Selling and administrative percentage	21.0%	21.4%		(0.4)	pt	21.9%	22.6%		(0.7)	pt
Operating margin	13.5%	13.2%		0.3	pt	10.8%	11.1%		(0.3)	pt

Our Industrial/Environmental Filtration segment sells a variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and aftermarket filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2013 from the comparable periods in 2012 are detailed in the following tables:

	Second Quarter	First Six Months
Volume	—%	(1)%
Pricing	—%	1%
Modular acquisition	2%	1%
Foreign exchange	—%	—%
	2%	1%

(Dollars in thousands)	Second Quarter	First Six Months
2012	$134,629	$255,743

U.S. net sales	(28)	1,724
Foreign net sales (including export)	2,306	1,895
Foreign exchange	(247)	(76)
Net increase	2,031	3,543

2013	$136,660	$259,286

The net changes in U.S. net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2013 from the comparable periods of 2012 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Natural gas - vessels and aftermarket filters	$1,069	$5,141
Aviation - vessels and aftermarket filters	1,440	1,539
Dust collection systems	613	166
Filter sales through Total Filtration Services (TFS)	(82)	1,055
Filtration media sales through TransWeb	(927)	(2,716)
Air filtration	(1,817)	(3,161)
Other	(324)	(300)
(Decrease) increase in U.S. net sales	$(28)	$1,724

•
Higher sales in the natural gas market in the second quarter and first six months of 2013 from the comparable periods of 2012 were driven by an increase in natural gas vessel and replacement element sales arising from increased natural gas extraction and transportation activity throughout the U.S., including at various shale gas basins.

•
Higher sales in the aviation market in the second quarter and first six months of 2013 from the comparable periods of 2012 were driven by increased sales of commercial and military aviation filtration products, including filter separators, coalescers, and replacement cartridges used at various filtration points related to the storage, transportation and dispensing of aviation fuel.

•
Higher dust collection system sales in the second quarter of 2013 from the comparable period in 2012 were primarily the result of higher sales of kitchen emission ventilation systems and Dust Hog® weld fume collection systems by our United Air Specialists subsidiary.

•
Sales through our TFS distribution subsidiary were roughly flat in the second quarter of 2013 compared to the second quarter of 2012. Higher sales at TFS in the first six months of 2013 from the comparable period in 2012 were the result of higher liquid and air filter sales to a variety of customers, including those in the automotive, food and beverage and power generation markets.

•
Lower sales of filtration media at TransWeb in the second quarter and first six months of 2013 from the comparable periods of 2012 were primarily the result of lower order volume from a significant customer, which we believe was influenced by slower industry demand in the end-markets it serves, as well as uncertainty surrounding the TransWeb/3M litigation.

•
Lower sales of air filtration products in the second quarter and first six months of 2013 from the comparable periods of 2012 were driven by lower sales of heating, ventilation and air conditioning filters to various commercial and industrial customers.

The net changes in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the second quarter and first six months of 2013 from the comparable periods of 2012 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Acquisition of Modular Engineering (Australia)	$2,375	$3,096
Natural gas vessels and aftermarket filters (Middle East, Asia, South America, Canada)	2,945	2,360
Aerospace, oil drilling and other industrial filter export sales (Europe, Asia)	1,861	580
Petrochemical vessels and aftermarket filters (Europe)	(2,060)	417
Dust collector systems (Europe)	(746)	(1,220)
Military aviation and marine filters (Europe)	(2,853)	(3,886)
Other	784	548
Increase in foreign net sales	$2,306	$1,895

•
Higher sales of natural gas vessels and aftermarket filters in the second quarter and first six months of 2013 from the comparable prior year periods were driven by increased natural gas extraction, processing and transportation activity in Brazil, partially offset by lower sales in Canada, where oversupply conditions in the natural gas market have led to decreased customer activity.

•
Higher export sales of aerospace, off-shore oil drilling and other industrial filters in the second quarter of 2013 from the comparable prior year period were driven by higher sales of sand control screen filters to the oil and gas drilling industry and higher sales of cabin air, hydraulic and waste tank filters to the aerospace industry.

•
Lower sales of petrochemical vessels and aftermarket filters in the second quarter of 2013 compared to the same period last year were driven by the timing of several large petrochemical system orders in last year's second quarter that did not repeat in the second quarter of 2013.

•
Lower sales of dust collector systems in the second quarter and first six months of 2013 from the comparable prior year periods were driven by lower demand for industrial dust, fume and oil mist collectors which we believe was primarily due to weak macroeconomic conditions in Europe.

•
Lower sales of military aviation and marine filtration products in the second quarter and first six months of 2013 compared to the same periods last year were driven by lower government military spending in Europe, which we believe was primarily driven by lingering macroeconomic conditions in Europe.

Cost of Sales

Cost of sales increased $1.5 million, or 2%, in the second quarter of 2013 from the second quarter of 2012 and net sales also increased 2%. As a result, our cost of sales as a percentage of net sales remained roughly flat at 65.5% in the second quarter of 2013 compared to 65.4% in the second quarter of 2012. Our major components of cost of sales, including raw material, direct labor and manufacturing overhead all remained roughly flat as a percentage of net sales in the second quarter of 2013 from the comparable period in 2012.

Cost of sales increased $4.7 million, or 3%, in the first six months of 2013 from the comparable period of 2012, while net sales increased 1%. As a result, our cost of sales as a percentage of net sales increased to 67.2% in the first six months of 2013 from 66.3% in the first six months of 2012. Although we realized some reductions in direct material and labor costs through our continuous improvement initiatives in the first six months of 2013, our material and overhead costs as a percentage of net sales increased approximately 2% in the first six months of 2013 from the comparable prior year period, due primarily to an increased sales mix of natural gas vessels, which carry higher material content in comparison to filter elements and other replacement filters, and lower absorption of fixed manufacturing overhead due to lower sales of air filtration products and lower sales of filtration media.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.1 million, or less than one percent, in the second quarter of 2013 from the second quarter of 2012. This decrease was primarily the result of lower employee costs related to stock-based compensation and pension and postretirement benefits. With selling and administrative expenses decreasing less than one percent while our net sales increased 2%, we reduced our selling and administrative expenses as a percentage of net sales to 21.0% in the second quarter of 2013 from 21.4% in last year's second quarter.

Selling and administrative expenses decreased $0.8 million, or 1%, in the first six months of 2013 from the comparable period of 2012. This decrease was primarily the result of lower employee costs related to stock-based compensation and pension and postretirement benefits. With selling and administrative expenses decreasing 1% while our net sales increased 1%, we reduced our selling and administrative expenses as a percentage of net sales to 21.9% in the first six months of 2013 from 22.6% in the comparable period of 2012.

Packaging Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2013	2012	$	%		2013	2012	$	%
Net sales	$18,551	$19,549	$(998)	(5)%		$34,521	$35,416	$(895)	(3)%
Cost of sales	14,737	15,669	(932)	(6)%		28,132	28,919	(787)	(3)%
Gross profit	3,814	3,880	(66)	(2)%		6,389	6,497	(108)	(2)%
Selling and administrative expenses	1,920	2,144	(224)	(10)%		3,807	4,451	(644)	(14)%
Operating profit	1,894	1,736	158	9%		2,582	2,046	536	26%

Gross margin	20.6%	19.8%		0.8	pt	18.5%	18.3%		0.2	pt
Selling and administrative percentage	10.4%	11.0%		(0.6)	pt	11.0%	12.6%		(1.6)	pt
Operating margin	10.2%	8.9%		1.3	pt	7.5%	5.8%		1.7	pt

Our Packaging segment manufactures and sells consumer and industrial packaging products.

Net Sales

The $1.0 million, or 5%, reduction in net sales in the second quarter and the $0.9 million, or 3%, reduction in net sales in the first six months of 2013 at our Packaging segment from the comparable periods last year are detailed in the following table:

(Dollars in thousands)	Second Quarter	First Six Months
Confection packaging	$(1,463)	$(1,353)
Film packaging	(595)	(1,142)
Health & beauty and pharmaceutical packaging	315	465
Spice packaging	718	1,655
Other	27	(520)
Decrease in U.S. net sales	$(998)	$(895)

Lower sales of confection packaging in the second quarter and first six months of 2013 from the comparable periods of 2012 were primarily due to the loss of a significant customer in 2012, while lower film packaging sales during these periods were driven by lower sales of metal lithography film cannisters due to a continued migration within the film industry from analog to digital technologies. The increase in spice packaging sales in the second quarter and first six months of 2013 compared to the prior year was due to increased order volume from both branded and private label customers.

Cost of Sales

Cost of sales decreased $0.9 million, or 6%, in the second quarter of 2013 from the second quarter of 2012. This decrease was primarily driven by the 5% decrease in net sales. Cost of sales as a percentage of net sales decreased to 79.4% in the second quarter of 2013 from 80.2% in the second quarter of 2012. This decrease was primarily related to improved absorption of fixed manufacturing costs as production volumes increased to provide inventory in support of targeted customer service levels.

Cost of sales decreased $0.8 million, or 3%, in the first six months of 2013 from the first six months of 2012. This decrease was primarily driven by the 3% decrease in net sales. Cost of sales as a percentage of net sales decreased to 81.5% in the first six months of 2013 from 81.7% in the first six months of 2012. This decrease was primarily related to improved absorption of fixed manufacturing costs as production volumes increased to provide inventory in support of targeted customer service levels.

Selling and Administrative Expenses

Selling and administrative expenses declined $0.2 million, or 10%, in the second quarter of 2013 from the second quarter of 2012. This decrease was primarily the result of lower administrative spending, driven by our continuous commitment to cost control efforts. With selling and administrative expenses decreasing 10% while our net sales decreased 5%, we reduced our selling and administrative expenses as a percentage of net sales to 10.4% in the second quarter of 2013 from 11.0% in last year's second quarter.

Selling and administrative expenses declined $0.6 million, or 14%, in the first six months of 2013 from the first six months of 2012. This decrease was driven by $0.2 million of bad debt expense recognized in the first six months of 2012 pursuant to the Kodak bankruptcy, which did not recur in 2013, as well as lower employee costs related to stock-based compensation and pension and postretirement benefits and lower administrative spending, driven by our continuous commitment to cost control efforts. With selling and administrative expenses decreasing 14% while our net sales decreased 3%, we reduced our selling and administrative expenses as a percentage of net sales to 11.0% in the first six months of 2013 from 12.6% in the first six months of 2012.

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

We had cash, cash equivalents and restricted cash of $190.8 million at the end of the second quarter of 2013.  Approximately $98.2 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 4.6 at the end of the second quarter of 2013 increased from 3.7 at year-end 2012.  This increase was primarily due to a $30.6 million reduction in accounts payable and accrued liabilities due in part to $16.5 million of pension benefit payments made in the first six months of fiscal 2013, including $13.5 million related to pension benefits paid under our U.S. combined nonqualified pension plan to our former Executive Chairman who retired from the Company at the end of 2012, as well as a $5.9 million reduction in accrued incentive compensation from amounts paid in 2013 related to the 2012 company-wide profit sharing program, $4.0 million in payments made in fiscal 2013 related to the funding of matching contributions to the Company's defined contribution benefit plans and a $1.8 million reduction in trade accounts payable.

We entered into our Credit Facility in April 2012 under which we may borrow up to $150.0 million under a selection of currencies and rate formulas. Our Credit Facility also includes a $10.0 million swing line sub-facility and a $50.0 million letter of credit sub-facility, as well as an accordion feature that allows us to increase the Credit Facility by up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under our Credit Facility.  At our election, the interest rate under our Credit Facility is based upon either a defined base rate or LIBOR plus an applicable margin.  Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility also contains certain covenants customary to such agreements, as well as customary events of default. At the end of the second quarter of 2013, the LIBOR interest rate on our Credit Facility including margin was 0.7%.  At the end of the second quarter of 2013, there were no borrowings outstanding on our Credit Facility, but we had approximately $16.0 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $134.0 million available for further borrowing at the end of the second quarter of 2013. Our Credit Facility expires in April 2017.

Total long-term debt of $16.7 million at the end of the second quarter of 2013 included $15.8 million outstanding on industrial revenue bonds and $0.9 million of other long-term debt.  At the end of the second quarter of 2013, we were in compliance with all financial covenants as included in our Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 1.7% at the end of the second quarter of 2013 compared to 1.8% at year-end 2012.

We had 49.7 million shares of common stock outstanding at the end of the second quarter of 2013, consistent with the amount outstanding at year-end 2012.  Shares issued pursuant to stock incentive plans were primarily offset by shares repurchased in the first six months of 2013.  Shareholders’ equity increased to $939.9 million at the end of the second quarter of 2013 from $901.8 million at year-end 2012.  This $38.0 million increase resulted mainly from additional net earnings of $56.7 million and items related to stock compensation and option activity pursuant to incentive plans of $14.4 million, partially offset by dividend payments of $13.5 million, stock repurchases of $17.4 million and currency translation adjustments of $3.9 million.

Cash Flow

Net cash provided by operating activities increased $9.8 million to $43.2 million in the first six months of 2013 from $33.4 million in the first six months of 2012.  This increase was primarily due to a $13.9 million decrease in cash used for changes in working capital, which was driven primarily by improved accounts receivable and accounts payable management of $17.0 million, partly offset by a $4.9 million increase in inventory.

Net cash used in investing activities decreased $11.6 million in the first six months of 2013 from the first six months of 2012 primarily due to a $6.7 million decline in payments related to business acquisitions and a $2.5 million increase in proceeds from disposition of plant assets, including the sale of our manufacturing facility in Jeffersontown, Kentucky which had been classified within assets held for sale.

Net cash used in financing activities increased $1.1 million in the first six months of 2013 from the first six months of 2012 primarily as the result of a $6.0 million increase in cash paid for the repurchase of common stock and a $1.4 million increase in dividends paid, partially offset by an increase of $3.9 million in cash received from the sale of capital stock under stock option and employee purchase plans.

We will continue to assess repurchases of our common stock. In June 2010, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first six months of 2013, we repurchased and retired 0.3 million shares of our common stock for $17.4 million at an approximate average price of $50.17.  At the end of the second quarter of 2013, there was approximately $149.7 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

In January 2013 we announced that we intend to invest approximately $40.0 million in our Engine/Mobile Filtration segment to build a new warehouse and distribution center adjacent to our manufacturing facility in Kearney, Nebraska. The project is anticipated to take approximately two years to complete. Through the second quarter of 2013 we have not yet incurred significant costs related to this project.

In the third quarter of 2013 we expect to make a contribution of $7.6 million to our U.S. combined nonqualified pension plans related to pension benefits payable to our former Executive Chairman, who retired from the Company at the end of 2012, which is included in accounts payable and accrued liabilities at June 1, 2013.

At the end of the second quarter of 2013, our gross liability for uncertain income tax provisions was $1.8 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2012 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first six months of 2013 or 2012.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Second Quarter 2013 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

•	statements and assumptions relating to anticipated future growth, earnings, earnings per share and other financial performance measures;

•	statements regarding management's short-term and long-term performance goals;

•	statements regarding anticipated order patterns from our customers or the anticipated economic conditions of the industries and markets that we serve;

•	statements related to the performance of the U.S., European and other economies generally;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including acquisitions;

•	statements regarding our current cost structure positions and ability to capitalize on anticipated growth initiatives, including the expansion of facilities;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources, borrowing capacity and compliance with financial covenants under the Credit Facility;

•	statements regarding anticipated payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters; and

•	any other statements or assumptions that are not historical facts.

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

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2013 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this Second Quarter 2013 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Second Quarter 2013 Form 10-Q.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, which are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Our management, with the participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 1, 2013.

Based on their evaluation, such officers concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) of the Exchange Act were effective as of June 1, 2013, in achieving the objectives for which they were designed.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended June 1, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this Second Quarter 2013 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2010, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 22, 2013.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 224,100 shares of our common stock during the fiscal quarter ended June 1, 2013.  The Company had remaining authorization of approximately $149.7 million to repurchase shares as of June 1, 2013 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
March 3, 2013 through April 6, 2013	48,000	$52.35	48,000	$158,609,120
April 7, 2013 through May 4, 2013	138,100	$49.45	138,100	$151,779,616
May 5, 2013 through June 1, 2013	38,000	$54.15	38,000	$149,721,868
Total	224,100		224,100

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2013 Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

June 21, 2013	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

June 21, 2013	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer