Form 10-Q
period 2013-08-31
CLARCOR INC.
filed 2013-09-20
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013

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

Large accelerated filer	X	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)  Yes __  No X

As of September 16, 2013, 50,077,538 common shares with a par value of $1 per share were outstanding.

TABLE OF CONTENTS		PAGE

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	*
Item 4.	Mine Safety Disclosures	*
Item 5.	Other Information	*
Item 6.	Exhibits	41

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net sales	$289,126	$286,733	$832,980	$828,852
Cost of sales	197,226	191,845	561,380	549,563

Gross profit	91,900	94,888	271,600	279,289

Selling and administrative expenses	49,915	48,707	146,399	149,685

Operating profit	41,985	46,181	125,201	129,604

Other income (expense):
Interest expense	(139)	(176)	(451)	(364)
Interest income	221	156	528	459
Other, net	153	(186)	(70)	309
	235	(206)	7	404

Earnings before income taxes	42,220	45,975	125,208	130,008

Provision for income taxes	13,447	15,564	39,754	43,026

Net earnings	28,773	30,411	85,454	86,982

Net earnings attributable to noncontrolling interests	(66)	(141)	(234)	(306)

Net earnings attributable to CLARCOR Inc.	$28,707	$30,270	$85,220	$86,676

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.57	$0.60	$1.71	$1.72
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.57	$0.60	$1.69	$1.70

Weighted average number of shares outstanding - Basic	50,092,548	50,283,340	49,917,939	50,357,567
Weighted average number of shares outstanding - Diluted	50,604,809	50,863,894	50,481,049	50,979,542

Dividends paid per share	$0.1350	$0.1200	$0.4050	$0.3600

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net earnings	$28,773	$30,411	$85,454	$86,982

Other comprehensive income:
Pension and other postretirement benefits --
Pension and other postretirement benefits liability adjustments	4,432	1,726	7,074	5,180
Pension and other postretirement benefits liability adjustments tax amounts	(1,580)	(654)	(2,522)	(1,943)
Pension and other postretirement benefits liability adjustments, net of tax	2,852	1,072	4,552	3,237

Foreign currency translation --
Translation adjustments	(614)	5,086	(4,549)	(5,550)
Translation adjustments tax amounts	—	—	—	—
Translation adjustments, net of tax	(614)	5,086	(4,549)	(5,550)

Comprehensive earnings	31,011	36,569	85,457	84,669

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(27)	(134)	(168)	(77)
Comprehensive earnings attributable to redeemable noncontrolling interests	(28)	(92)	(60)	(150)

Comprehensive earnings attributable to CLARCOR Inc.	$30,956	$36,343	$85,229	$84,442

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 31, 2013	December 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$206,859	$185,496
Restricted cash	9,748	566
Accounts receivable, less allowance for losses of $10,077 and $9,554, respectively	210,182	214,474
Inventories	224,613	211,251
Deferred income taxes	27,563	34,693
Income taxes receivable	379	—
Prepaid expenses and other current assets	11,411	8,114
Total current assets	690,755	654,594

Property, plant and equipment, at cost, less accumulated depreciation of $326,598 and $315,018, respectively	197,473	195,101
Assets held for sale	—	2,000
Goodwill	240,686	241,924
Acquired intangible assets, less accumulated amortization	91,003	95,681
Other noncurrent assets	15,827	16,202
Total assets	$1,235,744	$1,205,502

LIABILITIES
Current liabilities:
Current portion of long-term debt	$224	$201
Accounts payable and accrued liabilities	135,558	172,262
Income taxes payable	—	2,428
Total current liabilities	135,782	174,891

Long-term debt, less current portion	16,469	16,391
Long-term pension and postretirement healthcare benefits liabilities	46,263	50,680
Deferred income taxes	53,015	51,385
Other long-term liabilities	5,096	8,571
Total liabilities	256,625	301,918

Contingencies (Note 11)
Redeemable noncontrolling interests	1,814	1,754

SHAREHOLDERS' EQUITY
Capital stock	50,094	49,653
Capital in excess of par value	13,281	—
Accumulated other comprehensive loss	(51,705)	(51,708)
Retained earnings	964,687	902,899
Total CLARCOR Inc. equity	976,357	900,844
Noncontrolling interests	948	986
Total shareholders' equity	977,305	901,830
Total liabilities and shareholders' equity	$1,235,744	$1,205,502

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 31, 2013	September 1, 2012
Cash flows from operating activities:
Net earnings	$85,454	$86,982
Depreciation	19,885	19,387
Amortization	4,454	4,383
Other noncash items	3,092	(24)
Net loss (gain) on disposition of assets	3,824	(792)
Stock-based compensation expense	4,074	5,397
Excess tax benefit from stock-based compensation	(7,313)	(2,606)
Deferred income taxes	6,610	8,355
Change in assets and liabilities	(48,884)	(41,325)
Net cash provided by operating activities	71,196	79,757

Cash flows from investing activities:
Restricted cash	(9,207)	(79)
Business acquisitions, net of cash acquired	(3,811)	(11,974)
Additions to plant assets	(25,491)	(29,473)
Proceeds from disposition of plant assets	2,673	502
Investment in affiliates	(615)	(801)
Net cash used in investing activities	(36,451)	(41,825)

Cash flows from financing activities:
Cash dividends paid	(20,219)	(18,132)
Payments on long-term debt	(168)	(1,253)
Payment of financing costs	—	(564)
Sale of capital stock under stock option and employee purchase plans	24,204	5,389
Payments for repurchase of common stock	(24,149)	(16,724)
Excess tax benefit from stock-based compensation	7,313	2,606
Dividend paid to noncontrolling interests	(206)	—
Net cash used in financing activities	(13,225)	(28,678)
Net effect of exchange rate changes on cash	(157)	94
Net change in cash and cash equivalents	21,363	9,348
Cash and cash equivalents, beginning of period	185,496	155,999
Cash and cash equivalents, end of period	$206,859	$165,347

Cash paid during the period for:
Interest	$301	$319
Income taxes, net of refunds	$29,947	$27,827

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Consolidated Condensed Statements of Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended August 31, 2013 and September 1, 2012 and the Consolidated Condensed Balance Sheet as of August 31, 2013 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2012 (“2012 Form 10-K”).  The December 1, 2012 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2012 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended August 31, 2013, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2012 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company also has $1,883 and $1,839 of noncurrent restricted cash recorded in Other noncurrent assets as of August 31, 2013 and December 1, 2012, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	August 31, 2013	December 1, 2012
Raw materials	$79,663	$75,928
Work in process	36,839	34,996
Finished products	108,111	100,327
Inventories	$224,613	$211,251

Property, Plant and Equipment

At December 1, 2012, land of $398 and building and building fixtures of $1,602 related to one Kentucky plant were classified as Assets held for sale. Those assets where sold March 29, 2013 for $2,211 resulting in a gain of $211, which is included in Cost of sales in the accompanying Consolidated Condensed Statements of Earnings for the nine months ended August 31, 2013.

During the third quarter of 2013 the Company made the decision to dispose of certain equipment at our air filtration operations, resulting in a loss of $4,631, which is included in Cost of sales in the accompanying Consolidated Condensed Statements of Earnings for the nine months ended August 31, 2013.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Accumulated Other Comprehensive Loss

The components of the ending balances of Accumulated other comprehensive loss are as follows:

	August 31, 2013	December 1, 2012
Pension liability, net of tax	$(46,338)	$(50,890)
Translation adjustments, net of tax	(5,367)	(818)
Accumulated other comprehensive loss	$(51,705)	$(51,708)

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

Business Acquisitions

On May 9, 2012, the Company acquired 100% of the shares in Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing. On May 8, 2013, another installment of the purchase price in the amount of $1,530 was paid. The remaining purchase price will be paid on the second anniversary of the closing date. Modular, a manufacturer of pressure vessels, process and storage tanks and other natural gas filtration products and distributor of aftermarket elements is located in Henderson, Western Australia. The acquisition of Modular gave the Company first-fit manufacturing capabilities in Western Australia, as well as a platform for aftermarket growth throughout the region. Modular has been combined into an existing Company subsidiary, which is part of the Company's Industrial/Environmental Filtration segment. An allocation of the purchase price for the acquisition has been made to major categories of assets and liabilities. Acquired finite-lived intangible assets of $2,552 were recorded in connection with the purchase. The $5,339 excess of the initial purchase price over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for income tax purposes. Net sales and Operating profit (loss) attributable to Modular for the three and nine months ended August 31, 2013 and September 1, 2012 were as follows:

	Quarter Ended		Nine Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net sales	$2,012	$2,941	$5,639	$3,513
Operating profit (loss)	(395)	197	(1,362)	229

Investments

Effective May 1, 2008, the Company acquired a 30% share in BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  During the three and nine months ended August 31, 2013, the Company did not make any additional investments. During the three months ended September 1, 2012, the Company did not make any additional investments. During the nine months ended September 1, 2012, the Company invested an additional $33. The Company also has $21 accrued which has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Condensed Balance Sheets at both August 31, 2013 and December 1, 2012. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,075 and $3,137, at August 31, 2013 and December 1, 2012, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the three and nine months ended August 31, 2013 and September 1, 2012, the Company did not receive any dividends from BPH.  The equity investment is periodically reviewed for indicators of impairment.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The Company also owns a 15.62% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the three and nine months ended August 31, 2013, the Company invested an additional $156 and $615, respectively, into Algae, of which $223 had been accrued and included in Accounts payable and accrued liabilities at December 1, 2012 in the accompanying Consolidated Condensed Balance Sheets. During the three and nine months ended September 1, 2012, the Company invested an additional $444 and $768, respectively, into Algae. The investment, with a carrying amount of $2,204 and $1,812 at August 31, 2013 and December 1, 2012, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the three and nine months ended August 31, 2013, the Company did not receive any dividends from Algae. During the three months ended September 1, 2012, the Company did not receive any dividends from Algae. During the nine months ended September 1, 2012, the Company received dividends from Algae of $1,200, which is included in Other, net in the Consolidated Condensed Statements of Earnings.

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

The following table summarizes information related to stock options and stock option exercises during the three and nine months ended August 31, 2013 and September 1, 2012.

	Quarter Ended		Nine Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Pre-tax compensation expense	$775	$1,089	$2,436	$4,307
Deferred tax benefits	(276)	(400)	(867)	(1,583)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	3,119	119	6,018	2,606
Fair value of stock options on date of grant	32	—	3,868	6,407
Total intrinsic value of stock options exercised	11,417	614	20,297	8,360
Cash received upon exercise of stock options	16,091	1,218	23,275	4,469
Addition to capital in excess of par value due to exercise of stock options	18,707	1,293	27,520	5,352

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes activity for the nine months ended August 31, 2013 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,037,151	$36.09
Granted	387,500	$45.25
Exercised	(858,093)	$29.84
Surrendered	(21,210)	$42.25
Outstanding at end of period	2,545,348	$39.54

Exercisable at end of period	1,746,885	$36.90

 At August 31, 2013, there was $6,162 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.57 years.

The following table summarizes information about the Company’s outstanding and exercisable options at August 31, 2013.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$20.57 - $28.79	208,025	$25.99	$5,877	2.62	208,025	$25.99	$5,877	2.62
$31.96 - $38.06	1,007,212	$33.55	20,844	4.97	953,453	$33.61	19,666	4.90
$40.73 - $49.91	1,330,111	$46.21	10,687	8.37	585,407	$46.14	4,741	7.95
	2,545,348	$39.54	$37,408	6.55	1,746,885	$36.90	$30,284	5.65

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Nine Months Ended
	August 31, 2013	September 1, 2012
Weighted average fair value per option at the date of grant for options granted	$9.98	$12.49
Risk-free interest rate	1.19%	1.38%
Expected dividend yield	1.19%	0.96%
Expected volatility factor	25.80%	26.52%
Expected option term in years	5.4	6.1

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 14,760 and 131,197 vested and deferred shares at August 31, 2013 and December 1, 2012, respectively.

The following table summarizes information related to restricted stock unit awards during the three and nine months ended August 31, 2013 and September 1, 2012.

	Quarter Ended		Nine Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Pre-tax compensation expense	$209	$156	$678	$1,090
Deferred tax benefits	(75)	(58)	(242)	(401)
Excess tax (expense) benefits associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	(74)	(14)	1,280	(38)
Fair value of restricted stock unit awards on date of grant	—	—	1,068	1,489
Fair value of restricted stock unit awards vested	—	—	621	997

The following table summarizes activity for the nine months ended August 31, 2013 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	39,945	$43.16
Granted	23,624	$45.19
Vested	(15,525)	$40.01
Nonvested at end of period	48,044	$45.18

As of August 31, 2013, there was $1,386 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.90 years.

Directors' Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors' option. The directors' rights to the shares vest immediately on the date of grant; however, shares issued as annual retainer fees cannot be sold for a six-month period from the date of grant. The following table summarizes information related to directors' stock compensation during the three and nine months ended August 31, 2013 and September 1, 2012.

	Quarter Ended		Nine Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Pre-tax compensation expense	$460	$50	$960	$150
Shares of Company common stock issued under the plans	—	—	18,256	4,055

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

4.	NONCONTROLLING INTERESTS

Noncontrolling interests changed as follows during the nine months ended August 31, 2013 and September 1, 2012:

	Nine Months Ended
	August 31, 2013		September 1, 2012
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$1,754	$986	$1,557	$831

Noncontrolling interests earnings (loss)	35	199	241	65
Foreign currency translation	25	(31)	(91)	12
Dividend	—	(206)	—	—

Noncontrolling interests at end of period	$1,814	$948	$1,707	$908

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  As of August 31, 2013, neither the Company nor the noncontrolling owners have exercised the purchase option. The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Condensed Balance Sheets.  The Redeemable noncontrolling interests is reflected at its carrying value, which is greater than its estimated redemption price. The Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable.  The Company has not recorded any accretion to date.

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. Based on a decline in the net sales of our TransWeb business, in the third quarter of 2013 we performed an impairment review of the related indefinite-lived intangible assets ($900 carrying value) and definite-lived intangible assets ($9,332 carrying value) and determined that the estimated future cash flows of the relevant asset group were sufficient to cover the carrying value and no impairment existed. We also performed an impairment review of goodwill at the related reporting unit, and determined that the estimated fair value of the reporting unit exceeds its book value and no impairment existed. Our analysis includes management judgment and estimates related to future cash flows, which we believe are reasonable. The following table reconciles the activity for goodwill by segment for the nine months ended August 31, 2013.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$21,593	$220,331	$—	$241,924
Currency translation adjustments	(218)	(1,020)	—	(1,238)
Goodwill at end of period	$21,375	$219,311	$—	$240,686

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
August 31, 2013
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,795	$—	$42,398

Finite Lived Intangibles:
Trademarks, gross - finite lived	$303	$488	$—	$791
Accumulated amortization	(100)	(326)	—	(426)
Trademarks, net - finite lived	$203	$162	$—	$365

Customer relationships, gross	$4,297	$45,523	$—	$49,820
Accumulated amortization	(1,827)	(19,327)	—	(21,154)
Customer relationships, net	$2,470	$26,196	$—	$28,666

Other acquired intangibles, gross	$243	$39,567	$—	$39,810
Accumulated amortization	(243)	(19,993)	—	(20,236)
Other acquired intangibles, net	$—	$19,574	$—	$19,574

Total finite lived intangible assets, net	$2,673	$45,932	$—	$48,605

Acquired intangible assets, less accumulated amortization	$3,276	$87,727	$—	$91,003

The following table summarizes estimated amortization expense.

Fiscal year 2013	$5,899
Fiscal year 2014	5,677
Fiscal year 2015	5,616
Fiscal year 2016	5,484
Fiscal year 2017	5,246

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
August 31, 2013
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$596	$596	$—	$—
Mutual fund investments - bonds	398	398	—	—
Cash and equivalents	30	30	—	—
Total restricted trust	$1,024	$1,024	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
December 1, 2012
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$614	$614	$—	$—
Mutual fund investments - bonds	425	425	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,070	$1,070	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,292	$—	$—	$1,292

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

There were no changes in the fair value determination methods or significant assumptions used in those methods during the nine months ended August 31, 2013.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the nine months ended August 31, 2013. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds. The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb on December 29, 2010, and the acquisition-date estimated fair value of the earn-out payment to one of the former owners was $1,018.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on projected 2014 and 2015 TransWeb earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement as defined by accounting literature. The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 13.2%. The fair value of the TransWeb contingent earn-out payment decreased by $1,292, based on changes in the projected earnings of TransWeb, during the nine months ended August 31, 2013.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both August 31, 2013 and December 1, 2012.  An expected present value technique is used to estimate the fair value of long-term debt.  Long-term debt had a fair value estimate of $16,570 and $16,532 at August 31, 2013 and December 1, 2012, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at August 31, 2013 and December 1, 2012 is $16,693 and $16,592, respectively.

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at August 31, 2013 and December 1, 2012 were as follows:

	August 31, 2013	December 1, 2012
Accounts payable	$67,965	$69,206
Accrued salaries, wages and commissions	11,827	16,884
Pension and postretirement healthcare benefits liabilities	240	21,442
Compensated absences	8,804	9,010
Accrued insurance liabilities	7,738	7,733
Customer deposits	12,297	14,207
Other accrued liabilities	26,687	33,780
Accounts payable and accrued liabilities	$135,558	$172,262

The Company has letters of credit totaling $28,573 and $23,307 as of August 31, 2013 and December 1, 2012, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Nine Months Ended
	August 31, 2013	September 1, 2012
Warranty accrual at beginning of period	$1,533	$2,580
Warranty accrual added through business acquisitions	—	32
Accruals for warranties issued during the period	222	242
Adjustments related to pre-existing warranties	(257)	120
Settlements made during the period	(334)	(631)
Other adjustments, including currency translation	(2)	(36)
Warranty accrual at end of period	$1,162	$2,307

8.	LONG-TERM DEBT

On April 5, 2012, the Company entered into a five-year multicurrency revolving credit agreement (“Credit Facility”) with a group of financial institutions. Under the Credit Facility, the Company may borrow up to $150,000, which includes a $10,000 swing line sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. At the Company's election, loans made under the Credit Facility bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, the federal funds rate, or a specified margin over the one-month London Interbank Offered Rate (“LIBOR”), or (2) LIBOR plus an applicable margin. Swing line loans bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility also contains certain covenants customary to such agreements, as well as customary events of default. At August 31, 2013, there were no borrowings outstanding on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at both August 31, 2013 and December 1, 2012.

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

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

	Quarter Ended		Nine Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$622	$529	$1,865	$1,589
Interest cost	1,727	1,978	5,183	5,937
Expected return on plan assets	(2,694)	(2,103)	(8,086)	(6,311)
Settlement cost	3,111	—	3,111	—
Amortization of unrecognized:
Prior service cost	(3)	(2)	(8)	(8)
Net actuarial loss (gain)	1,516	1,909	4,547	5,727
Net periodic benefit cost (income)	$4,279	$2,311	$6,612	$6,934

Cash contributions	$7,709	$5,369	$24,216	$20,297

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$4	$6	$12
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)
Net actuarial loss (gain)	(37)	(30)	(111)	(90)
Net periodic benefit cost (income)	$(66)	$(57)	$(198)	$(171)

Cash contributions	$18	$25	$54	$75

During the three and nine months ended August 31, 2013, the Company recorded a settlement cost of $3,111 related to the scheduled payment of pension benefits payable under our U.S. combined nonqualified pension plan to our former Executive Chairman, who retired from the Company at the end of 2012.

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

U.S. Qualified Plans	$2,837
U.S. Combined Nonqualified Plans	21,335
Non-U.S. Plan	340
Postretirement Healthcare Benefit Plan	70
Total expected contributions	$24,582

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

During the three and nine months ended August 31, 2013, the Company contributed $7,727 and $24,270, respectively, to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $1,024 and $1,070 at August 31, 2013 and December 1, 2012, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 6).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Nine Months Ended
	August 31, 2013	September 1, 2012
Unrecognized tax benefits at beginning of year	$2,209	$3,015
Additions for current period tax positions	348	257
Reductions for prior period tax positions	—	(6)
Reductions for lapse of statue of limitations / settlements	(334)	(390)
Changes in interest and penalties	(226)	38
Unrecognized tax benefits at end of period	$1,997	$2,914

At August 31, 2013, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,386.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense.  At August 31, 2013, the Company had $245 accrued for the payment of interest and penalties.

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

During the nine months ended August 31, 2013, the Company recognized a $985 benefit related to the extension of the research and development tax credit in January 2013.

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

The court has not yet decided whether to accept the jury's verdict on inequitable conduct and has not yet issued a final judgment in the case, pending (i) resolution of various post-trial motions made by 3M to set aside the jury verdicts adverse to 3M, and (ii) a separate procedure before a third party Special Master to quantify and qualify TransWeb's attorneys' fees that may be awarded as damages, including those subject to potential trebling under the antitrust laws. Such procedure is anticipated to take until at least September 2013 to resolve.

The Company acquired TransWeb on December 29, 2010.  Of the base purchase price, the Company withheld payment of $17,000 pending resolution of the 3M litigation, which funds could be used by the Company in connection with the same.  Any litigation related amounts incurred in excess of the amount withheld would be expensed and paid by the Company. During the three months ended August 31, 2013, the Company did not apply any legal charges against the withheld payment as the limit had been reached. During the nine months ended August 31, 2013, the Company applied legal charges of $531 against the withheld payment.  Since the acquisition, the Company has incurred legal charges of $18,258 related to the 3M litigation, of which $17,000 has been applied against the withheld portion of the TransWeb purchase price as noted above. During the three and nine months ended August 31, 2013, the Company expensed $384 and $1,258, respectively, related to the 3M litigation, which is included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.

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

	Quarter Ended		Nine Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Weighted average number of shares outstanding - Basic	50,092,548	50,283,340	49,917,939	50,357,567
Dilutive effect of stock-based arrangements	512,261	580,554	563,110	621,975
Weighted average number of shares outstanding - Diluted	50,604,809	50,863,894	50,481,049	50,979,542

Net earnings attributable to CLARCOR Inc.	$28,707	$30,270	$85,220	$86,676

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.57	$0.60	$1.71	$1.72
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.57	$0.60	$1.69	$1.70

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	Quarter Ended		Nine Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	2,500	508,350	166,846	509,600
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$6,785	$5,341	$24,149	$16,724
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	124,000	110,300	470,100	337,800

At August 31, 2013, there remained $244,841 authorized for future purchases under the Company’s $250,000 stock repurchase program that was approved by the Company's Board of Directors on June 25, 2013.

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

Segment information is summarized as follows:

	Quarter Ended		Nine Months Ended
	August 31, 2013	September 1, 2012	August 31, 2013	September 1, 2012
Net sales:
Engine/Mobile Filtration	$129,148	$126,903	$379,195	$377,863
Industrial/Environmental Filtration	139,659	138,532	398,945	394,275
Packaging	20,319	21,298	54,840	56,714
	$289,126	$286,733	$832,980	$828,852

Operating profit:
Engine/Mobile Filtration	$28,611	$28,478	$81,156	$81,403
Industrial/Environmental Filtration	11,315	15,741	39,404	44,193
Packaging	2,059	1,962	4,641	4,008
	41,985	46,181	125,201	129,604
Other income (expense), net	235	(206)	7	404
Earnings before income taxes	$42,220	$45,975	$125,208	$130,008

	August 31, 2013	December 1, 2012
Identifiable assets:
Engine/Mobile Filtration	$389,296	$372,011
Industrial/Environmental Filtration	701,511	706,610
Packaging	41,818	36,350
Corporate	103,119	90,531
	$1,235,744	$1,205,502

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

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands, except per share data)

	Third Quarter					First Nine Months
			Change					Change
	2013	2012	$	%		2013	2012	$	%
Net sales	$289,126	$286,733	$2,393	1%		$832,980	$828,852	$4,128	1%
Cost of sales	197,226	191,845	5,381	3%		561,380	549,563	11,817	2%
Gross profit	91,900	94,888	(2,988)	(3)%		271,600	279,289	(7,689)	(3)%
Selling and administrative expenses	49,915	48,707	1,208	2%		146,399	149,685	(3,286)	(2)%
Operating profit	41,985	46,181	(4,196)	(9)%		125,201	129,604	(4,403)	(3)%
Other income (expense)	235	(206)	441			7	404	(397)
Provision for income taxes	13,447	15,564	(2,117)	(14)%		39,754	43,026	(3,272)	(8)%
Net earnings attributable to CLARCOR	28,707	30,270	(1,563)	(5)%		85,220	86,676	(1,456)	(2)%
Weighted average diluted shares	50,605	50,864	(259)	(1)%		50,481	50,980	(499)	(1)%
Diluted earnings per share attributable to CLARCOR	$0.57	$0.60	$(0.03)	(5)%		$1.69	$1.70	$(0.01)	(1)%

Percentages:
Gross margin	31.8%	33.1%		(1.3)	pt	32.6%	33.7%		(1.1)	pt
Selling and administrative percentage	17.3%	17.0%		0.3	pt	17.6%	18.1%		(0.5)	pt
Operating margin	14.5%	16.1%		(1.6)	pt	15.0%	15.6%		(0.6)	pt
Effective tax rate	31.8%	33.9%		(2.1)	pt	31.8%	33.1%		(1.3)	pt
Net earnings margin	9.9%	10.6%		(0.7)	pt	10.2%	10.5%		(0.3)	pt

Third Quarter

Net Sales

Net sales increased $2.4 million, or 1%, in the third quarter of 2013 from the third quarter of 2012. Estimated components of this 1% increase in net sales are as follows:

Volume	1%
Pricing	—%
Modular acquisition	—%
Foreign exchange	—%
1%

Our $2.4 million, or 1%, increase in net sales in the third quarter of 2013 from the third quarter of 2012 was driven by a $2.3 million, or 2%, increase in net sales at our Engine/Mobile Filtration segment and a $1.1 million, or 1%, increase in net sales at our Industrial/Environmental Filtration segment, partially offset by a $1.0 million, or 5%, decrease in net sales at our Packaging segment.

•
The $2.3 million, or 2%, increase in net sales at our Engine/Mobile Filtration segment primarily resulted from $3.9 million, or 5%, higher sales within the U.S., partly offset by a $1.3 million, or 3%, decrease in foreign sales and by a $0.3 million decrease due to changes in foreign currency exchange rates. The 5% increase in U.S. sales in this segment was driven by a 6% increase in sales of heavy-duty engine filters to the U.S. aftermarket. The decrease in foreign sales was driven by a 10% decline in sales of heavy-duty engine filters in Europe, partially offset by a 5% increase in export sales of heavy-duty engine filters to Canada, Southeast Asia and South America.

•
The $1.1 million, or 1%, increase in net sales at our Industrial/Environmental Filtration segment was caused by a $2.5 million, or 7%, increase in foreign net sales, partly offset by a $1.4 million, or 1%, decrease in sales within the U.S. The 7% increase in foreign net sales primarily resulted from increased sales of natural gas vessels and aftermarket filters in Latin America and increased sales of refinery and petrochemical vessels and aftermarket filters in Europe. These effects were partly offset by lower foreign net sales of military aviation and marine filters and dust collector systems in Europe, lower sales from our Modular Engineering business in Australia, and lower sales of aerospace, oil drilling and other industrial filters. The 1% decrease in sales within the U.S. was driven by declines in sales of air filtration products, dust collector systems and filtration media. These lower sales were partly offset by increased sales within the U.S. of aviation and natural gas vessels and aftermarket filters, and increased aerospace filter sales.

•
The $1.0 million, or 5%, decrease in net sales at our Packaging segment was driven primarily by lower sales of decorated flat sheet metal products, film packaging products and confection packaging products, partially offset by higher sales of spice containers.

Cost of Sales

Cost of sales increased $5.4 million, or 3%, in the third quarter of 2013 from the third quarter of 2012. As a result, our gross margin decreased to 31.8% in the third quarter of 2013 from 33.1% in the third quarter of 2012. This decrease was primarily caused by a $4.6 million loss on disposal of equipment at our air filtration operations in the third quarter of 2013, reflecting our strategic focus within our air filtration operations on higher-end air filtration products that are not manufactured with this equipment. Gross margin was positively impacted by a less than one percent increase in selling prices of our products and a decrease in our material purchase costs of approximately 1% from the third quarter of 2012, reflecting our continued focus on cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.2 million, or 2%, in the third quarter of 2013 from the third quarter of 2012. This increase was primarily the result of a $3.1 million settlement charge in the third quarter of 2013 related to the scheduled payment of pension benefits under our U.S. combined nonqualified pension plan to our former Executive Chairman, who retired from the Company at the end of 2012. This was partially offset by lower expense of $1.4 million in the third quarter of 2013 from the third quarter of 2012 related to a change in the estimated contingent liability for a potential earn-out payment to one of the former owners of our TransWeb subsidiary. Since selling and administrative expenses increased 2% while sales increased 1%, our selling and administrative expenses as a percentage of net sales increased to 17.3% in the third quarter of 2013 from 17.0% in last year's third quarter.

First Nine Months

Net Sales

Net sales increased $4.1 million, or 1%, in the first nine months of 2013 from the first nine months of 2012. We estimate that volume and changes in foreign exchange rates each resulted in a less than one percent decrease in net sales in the first nine months of 2013 from the first nine months of 2012, while pricing and acquisitions each resulted in a less than one percent increase in net sales in the first nine months of 2013 from the first nine months of 2012.

Our $4.1 million, or 1%, increase in net sales in the first nine months of 2013 from the first nine months of 2012 reflects a $4.7 million, or 1%, increase in net sales at our Industrial/Environmental Filtration segment and a $1.3 million, or less than one percent, increase in net sales at our Engine/Mobile Filtration segment, partially offset by a $1.9 million, or 3%, decrease in net sales at our Packaging segment.

•
The $4.7 million, or 1%, increase in net sales at our Industrial/Environmental Filtration segment was driven by $2.1 million in higher sales arising from our acquisition of Modular Engineering Pty Ltd in Australia in the second quarter of 2012. Excluding the impact of the Modular acquisition, net sales at our Industrial/Environmental Filtration segment increased $2.6 million, or 1%, as growth in natural gas vessels and aftermarket filter sales in the U.S. and Latin America, as well as growth in refinery, petrochemical and aviation filter sales and growth in filter sales through our Total Filtration Services ("TFS") distribution business were partially offset by lower sales of military aviation and marine filters and dust collection systems in Europe, lower sales of commercial and industrial air filters in the U.S. and lower filtration media sales at TransWeb.

•
The $1.3 million, or less than one percent, increase in net sales at our Engine/Mobile Filtration segment was driven by a 2% increase in U.S. sales in this segment, which was primarily due to a 2% increase in sales of heavy-duty engine filters to the U.S. aftermarket. This was partially offset by a 1% decrease in foreign sales, which was due primarily to a 9% decline in heavy-duty engine filter sales in Europe, partially offset by increased export sales of heavy-duty engine filters in Canada, Southeast Asia and South America.

•
The $1.9 million, or 3%, decrease in net sales at our Packaging segment reflects lower sales of film packaging products, confection packaging products and decorated flat sheet metal products, partly offset by growth in spice containers and packaging sales to the battery and smokeless tobacco markets.

Cost of Sales

Cost of sales increased $11.8 million, or 2%, in the first nine months of 2013 from the first nine months of 2012. This increase was greater than the 1% increase in net sales. As a result, our gross margin decreased to 32.6% in the first nine months of 2013 from 33.7% in the first nine months of 2012. This decrease was driven by a $4.6 million loss on disposal of equipment at our air filtration operations in the third quarter of 2013. Our material purchase costs decreased approximately 1% from the first nine months of 2012. However, we experienced lower fixed cost absorption due to lower sales at our air filtration, filtration media and packaging businesses as well as due to costs related to increased capacity and infrastructure to support expected future growth, including the expansion of our manufacturing facility in Yankton, South Dakota.

Selling and Administrative Expenses

Selling and administrative expenses declined $3.3 million, or 2%, in the first nine months of 2013 from the first nine months of 2012. This reduction was primarily the result of $4.0 million lower pension and postretirement benefits plan expense, $1.9 million lower expense related to stock-based compensation, $1.4 million lower expense related to a change in the estimated contingent liability for a potential earn-out payment to one of the former owners of our TransWeb subsidiary and $0.9 million lower compensation expense related to our company-wide profit sharing program. This reduction was partially offset by a $3.1 million settlement charge in the third quarter of 2013 related to the scheduled payment of pension benefits under our U.S. combined nonqualified pension plan to our former Executive Chairman, who retired from the Company at the end of 2012, and by a $1.3 million increase in expenses related to the TransWeb/3M litigation. The increase in expenses related to the TransWeb/3M litigation reflects amounts incurred in excess of the $17.0 million withheld from the base purchase price when we acquired TransWeb. Since selling and administrative expenses decreased 2% while sales increased 1%, our selling and administrative expenses as a percentage of net sales decreased to 17.6% in the first nine months of 2013 from 18.1% in last year's first nine months.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Acquisitions

The acquisition of Modular Engineering Company Pty Ltd. ("Modular") in the second quarter of 2012 impacted our net sales and operating profit (loss) in the third quarter and first nine months of 2013 compared to the third quarter and first nine months of 2012 as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Net sales	$(929)	$2,126
Operating loss	(592)	(1,591)

The decline in sales at Modular in the third quarter of 2013 compared to the third quarter of 2012 was driven by the timing of several large projects in the third quarter of 2012 that did not repeat this year. The operating results at this acquired company in the third quarter and first nine months of 2013 reflect planned investments during these periods in product development and engineering capabilities, the addition of selling and administrative resources to support our long-term growth initiatives, as well as the impact of $0.2 million of bad debt expense relating to a customer bankruptcy during the first quarter of 2013.

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our 2013 translated U.S. dollar value of net sales and operating profit compared to the same periods in 2012 as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Net sales	$(265)	$(659)
Operating loss	(214)	(401)

•	Other income (expense)

Interest income (expense)

Net interest income (expense) in the third quarter and first nine months of each of 2013 and 2012 was not significant.

Foreign currency gains and (losses)

We recognized foreign currency gains (losses) in other income (expense) primarily from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
2013	$95	$(137)
2012	(184)	(701)

Other income (expense)

There was no significant other income (expense) in the third quarter of 2013 or in the third quarter of 2012. There was no significant other income (expense) in the first nine months of 2013. Other income (expense) in the first nine months of 2012 included the receipt of a $1.2 million dividend pursuant to our investment in BioProcess Algae LLC.

•	Provisions for income taxes

Our effective tax rate decreased 2.1 percentage points to 31.8% in the third quarter of 2013 from 33.9% in the third quarter of 2012 primarily due to the extension of the research and development tax credit in December 2012 and various tax planning activities. Our effective tax rate decreased 1.3 percentage points in the first nine months of 2013 from the first nine months of 2012 primarily from a $1.0 million benefit in the first nine months of 2013 related to the extension of the research and development tax credit in December 2012 and from various tax planning activities.

•	Shares outstanding

Average diluted shares outstanding decreased by 0.3 million shares in the third quarter of 2013 and by 0.5 million in the first nine months of 2013 from the comparable prior year periods of 2012 as our repurchases of common stock were only partially offset by incremental dilutive shares related to stock option exercises and the issuance of stock options and restricted shares.

SEGMENT ANALYSIS

	Third Quarter				First Nine Months
(Dollars in thousands)	2013	% Total	2012	% Total	2013	% Total	2012	% Total
Net sales:
Engine/Mobile Filtration	$129,148	45%	$126,903	44%	$379,195	46%	$377,863	46%
Industrial/Environmental Filtration	139,659	48%	138,532	48%	398,945	48%	394,275	48%
Packaging	20,319	7%	21,298	8%	54,840	6%	56,714	6%
	$289,126	100%	$286,733	100%	$832,980	100%	$828,852	100%

Gross profit:
Engine/Mobile Filtration	$46,568	51%	$45,830	48%	$134,907	50%	$137,565	49%
Industrial/Environmental Filtration	41,141	45%	44,963	47%	126,113	46%	131,132	47%
Packaging	4,191	4%	4,095	5%	10,580	4%	10,592	4%
	$91,900	100%	$94,888	100%	$271,600	100%	$279,289	100%

Operating profit:
Engine/Mobile Filtration	$28,611	68%	$28,478	62%	$81,156	65%	$81,403	63%
Industrial/Environmental Filtration	11,315	27%	15,741	34%	39,404	31%	44,193	34%
Packaging	2,059	5%	1,962	4%	4,641	4%	4,008	3%
	$41,985	100%	$46,181	100%	$125,201	100%	$129,604	100%

Gross margin:
Engine/Mobile Filtration	36.1%		36.1%		35.6%		36.4%
Industrial/Environmental Filtration	29.5%		32.5%		31.6%		33.3%
Packaging	20.6%		19.2%		19.3%		18.7%
	31.8%		33.1%		32.6%		33.7%

Operating margin:
Engine/Mobile Filtration	22.2%		22.4%		21.4%		21.5%
Industrial/Environmental Filtration	8.1%		11.4%		9.9%		11.2%
Packaging	10.1%		9.2%		8.5%		7.1%
	14.5%		16.1%		15.0%		15.6%

Engine/Mobile Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2013	2012	$	%		2013	2012	$	%
Net sales	$129,148	$126,903	$2,245	2%		$379,195	$377,863	$1,332	—%
Cost of sales	82,580	81,073	1,507	2%		244,288	240,298	3,990	2%
Gross profit	46,568	45,830	738	2%		134,907	137,565	(2,658)	(2)%
Selling and administrative expenses	17,957	17,352	605	3%		53,751	56,162	(2,411)	(4)%
Operating profit	28,611	28,478	133	—%		81,156	81,403	(247)	—%

Gross margin	36.1%	36.1%		—	pt	35.6%	36.4%		(0.8)	pt
Selling and administrative percentage	13.9%	13.7%		0.2	pt	14.2%	14.9%		(0.7)	pt
Operating margin	22.2%	22.4%		(0.2)	pt	21.4%	21.5%		(0.1)	pt

Our Engine/Mobile Filtration segment primarily sells aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine truck filters produced at our Baldwin business unit.

Net Sales

The changes in net sales for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2013 from the comparable periods of 2012 are detailed in the following tables:

	Third Quarter	First Nine Months
Volume	2%	—%
Pricing	—%	—%
Foreign exchange	—%	—%
	2%	—%

(Dollars in thousands)	Third Quarter	First Nine Months
2012	$126,903	$377,863

U.S. net sales	3,923	4,061
Foreign net sales (including export)	(1,336)	(2,068)
Foreign exchange	(342)	(661)
Net increase	2,245	1,332

2013	$129,148	$379,195

The net changes in U.S. net sales for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2013 from the comparable periods in 2012 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Heavy-duty engine filters	$3,275	$2,751
Locomotive filters	299	635
Other	349	675
Increase in U.S. net sales	$3,923	$4,061

Our U.S. net sales increased 5% in the third quarter of 2013 compared with the same period in 2012, primarily reflecting a 6% increase in heavy-duty engine filter aftermarket sales, which was driven by improved year-over-year demand from our U.S. independent distributors--our primary distribution channel. This growth exceeded the 5% year-over-year increase in heavy-duty truck tonnage for the preceding three months as measured by the American Trucking Associations, which we believe is a leading indicator of heavy-duty engine filter aftermarket demand in the U.S. We also experienced growth of approximately 7% in locomotive filter sales in the third quarter of 2013 compared with the same period in 2012, as well as growth in dust collection cartridge filter sales. Our U.S. net sales increased 2% in the first nine months of 2013 compared with the same period in 2012, primarily driven by a 2% increase in heavy-duty engine filter aftermarket sales.

The net changes in foreign net sales (adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2013 from the comparable periods in 2012 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Export sales primarily to Southeast Asia, South America and the Middle East	970	1,367
Heavy-duty engine filter sales in Australia	(356)	(388)
Heavy-duty engine filter sales in Europe	(1,062)	(3,152)
Other	(888)	105
Decrease in foreign net sales	$(1,336)	$(2,068)

Our foreign net sales decreased 3% in the third quarter of 2013 compared with the same period in 2012 and decreased 1% in the first nine months of 2013 compared with the same period in 2012. These declines in net sales were primarily the result of decreased sales in Europe, where our sales of heavy-duty engine filters declined 10% in the third quarter of 2013 and 9% in the first nine months of 2013 compared with the same periods in 2012, which we believe was primarily driven by lingering macroeconomic conditions in Europe. Sales of heavy-duty engine filters in Australia declined 10% in the third quarter of 2013 and 4% in the first nine months of 2013 compared with the same periods in 2012. These lower sales in Europe and Australia were partially offset by increased export sales of heavy-duty engine filters to Southeast Asia, South America and the Middle East during these periods.

Cost of Sales

Cost of sales increased $1.5 million, or 2%, in the third quarter of 2013 from the third quarter of 2012. This increase was consistent with the 2% increase in net sales. As a result, our gross margin stayed flat at 36.1% in the third quarter of 2013 from 36.1% in the third quarter of 2012. Our material costs and our pricing improved compared with the third quarter of 2012, as we experienced material cost decreases related to changes in product mix and were able to generate cost savings from our continuous cost reduction activities. This was offset by increased manufacturing overhead, primarily due to the impact of additional capacity brought into service to support expected future growth.

Cost of sales increased $4.0 million, or 2%, in the first nine months of 2013 from the first nine months of 2012. This increase was greater than the less than one percent increase in net sales. As a result, our gross margin decreased to 35.6% in the first nine months of 2013 from 36.4% in the first nine months of 2012. Our material costs and our pricing improved compared with the first nine months of 2012, as we experienced material cost decreases related to changes in product mix and we were able to generate cost savings from our continuous cost reduction activities. This was offset by increased manufacturing overhead, primarily reflecting lower absorption of fixed manufacturing costs due to the impact of additional capacity brought into service to support expected future growth.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.6 million, or 3%, in the third quarter of 2013 from the third quarter of 2012. This increase was primarily the result of $0.4 million higher legal and other professional services expenses and $0.4 million higher bad debt expenses. With selling and administrative expenses in this segment increasing 3% while segment net sales increased 2%, our selling and administrative expenses as a percentage of net sales increased to 13.9% in the third quarter of 2013 from 13.7% in the third quarter of 2012.

Selling and administrative expenses decreased $2.4 million, or 4%, in the first nine months of 2013 from the first nine months of 2012. This reduction was primarily the result of $1.2 million lower employee costs related to stock-based compensation and pension and postretirement benefits and $1.2 million lower legal and other professional services expenses. With selling and administrative expenses in this segment declining 4% while our net sales increased less than one percent, our selling and administrative expenses as a percentage of net sales declined to 14.2% in the first nine months of 2013 from 14.9% in the first nine months of 2012.

Industrial/Environmental Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2013	2012	$	%		2013	2012	$	%
Net sales	$139,659	$138,532	$1,127	1%		$398,945	$394,275	$4,670	1%
Cost of sales	98,518	93,569	4,949	5%		272,832	263,143	9,689	4%
Gross profit	41,141	44,963	(3,822)	(9)%		126,113	131,132	(5,019)	(4)%
Selling and administrative expenses	29,826	29,222	604	2%		86,709	86,939	(230)	—%
Operating profit	11,315	15,741	(4,426)	(28)%		39,404	44,193	(4,789)	(11)%

Gross margin	29.5%	32.5%		(3.0)	pt	31.6%	33.3%		(1.7)	pt
Selling and administrative percentage	21.4%	21.1%		0.3	pt	21.7%	22.1%		(0.4)	pt
Operating margin	8.1%	11.4%		(3.3)	pt	9.9%	11.2%		(1.3)	pt

Our Industrial/Environmental Filtration segment sells a variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and aftermarket filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the third quarter and first nine months of 2013 from the comparable periods in 2012 are detailed in the following tables:

	Third Quarter	First Nine Months
Volume	1%	—%
Pricing	—%	—%
Modular acquisition	—%	1%
Foreign exchange	—%	—%
	1%	1%

(Dollars in thousands)	Third Quarter	First Nine Months
2012	$138,532	$394,275

U.S. net sales	(1,426)	354
Foreign net sales (including export)	2,476	4,314
Foreign exchange	77	2
Net increase	1,127	4,670

2013	$139,659	$398,945

The net changes in U.S. net sales for our Industrial/Environmental Filtration segment in the third quarter and first nine months of 2013 from the comparable periods of 2012 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Natural gas - vessels and aftermarket filters	$955	$5,248
Aviation - vessels and aftermarket filters	1,258	2,796
Filter sales through Total Filtration Services (TFS)	369	1,425
Dust collector systems	(683)	(532)
Filtration media sales through TransWeb	(659)	(3,375)
Air filtration	(2,711)	(5,974)
All other, net	45	766
(Decrease) increase in U.S. net sales	$(1,426)	$354

•
Higher sales in the natural gas market in the third quarter and first nine months of 2013 from the comparable periods of 2012 were driven by an increase in natural gas vessel and replacement element sales arising from increased natural gas extraction and transportation activity throughout the U.S., including at various shale gas basins.

•
Higher sales in the aviation market in the third quarter and first nine months of 2013 from the comparable periods of 2012 were driven by increased sales of commercial and military aviation filtration products, including filter separators, coalescers, and replacement cartridges used at various filtration points related to the storage, transportation and dispensing of aviation fuel.

•
Higher sales through our TFS distribution subsidiary in the the third quarter and first nine months of 2013 from the comparable periods of 2012 were primarily the result of higher liquid and air filter sales to a variety of customers, including those in the automotive, food and beverage and heavy equipment markets.

•
Lower dust collection system sales in the third quarter and first nine months of 2013 from the comparable period in 2012 were primarily the result of lower sales of Dust Hog® weld fume collection systems and Smog Hog® industrial mist collection systems by our United Air Specialists subsidiary.

•
Lower sales of filtration media at TransWeb in the third quarter and first nine months of 2013 from the comparable periods of 2012 were primarily the result of lower order volume from a significant customer.

•
Lower sales of air filtration products in the third quarter and first nine months of 2013 from the comparable periods of 2012 were driven by lower sales of heating, ventilation and air conditioning filters to various commercial and industrial customers and lower swine filtration sales due to continuing negative impact of drought conditions in much of the U.S. and the resultant impact on capital spending decisions by agricultural customers.

The net changes in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the third quarter and first nine months of 2013 from the comparable periods of 2012 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Natural gas vessels and aftermarket filters (Middle East, Asia, South America, Canada)	$3,625	$6,414
Acquisition of Modular Engineering (Australia)	(703)	2,393
Refinery and petrochemical vessels and aftermarket filters (Europe)	1,686	2,103
Dust collector systems (Europe, China)	418	(802)
Aerospace, oil drilling and other industrial filter export sales (Europe, Asia)	(1,671)	(2,239)
Military aviation and marine filters (Europe)	(941)	(3,886)
All other, net	62	331
Increase in foreign net sales	$2,476	$4,314

•
Higher sales of natural gas vessels and aftermarket filters in the third quarter and first nine months of 2013 from the comparable prior year periods were driven by increased natural gas extraction, processing and transportation activity in Latin America, where we continue to develop key customer relationships. These increased sales were partially offset by lower sales in Canada and Southeast Asia. Lower sales in Canada reflect lower export demand from the U.S., as increased U.S. natural gas production, including at various shale gas basins, has lowered demand for natural gas exports from Canada.

•
Higher sales of refinery and petrochemical vessels and aftermarket filters in the third quarter and first nine months of 2013 compared to the same periods last year were driven by the timing of several large petrochemical system orders in Europe in 2013.

•
Sales of dust collector systems increased in the third quarter of 2013 from the comparable prior year period, driven by increased sales in China, partially offset by lower demand for industrial dust, fume and oil mist collectors in Europe, which we believe was primarily due to weak macroeconomic conditions in Europe. These lower sales in Europe have driven lower overall sales of dust collector systems in the first nine months of 2013 from the comparable prior year period.

•
Lower export sales of aerospace, off-shore oil drilling and other industrial filters in the third quarter and first nine months of 2013 from the comparable prior year periods were driven by lower sales of sand control screen filters to the oil and gas drilling industry, due primarily to timing issues with a major customer. These lower sales were partially offset by higher sales of cabin air, hydraulic and waste tank filters to the aerospace industry.

•
Lower sales of military aviation and marine filtration products in the third quarter and first nine months of 2013 compared to the same periods last year were driven by lower government military spending in Europe, which we believe was primarily driven by lingering adverse macroeconomic conditions in Europe.

Cost of Sales

Cost of sales increased $4.9 million, or 5%, in the third quarter of 2013 from the third quarter of 2012. This increase was greater than the 1% increase in net sales. As a result, our gross margin decreased to 29.5% in the third quarter of 2013 from 32.5% in the third quarter of 2012. This decrease was driven by a $4.6 million loss on disposal of equipment at our air filtration operations in the third quarter of 2013. Our gross margin was positively impacted by a reduction in material purchase costs of approximately 1% in the third quarter of 2013 from the third quarter of 2012, partially offset by lower fixed cost absorption due to lower sales at our air filtration and filtration media businesses.

Cost of sales increased $9.7 million, or 4%, in the first nine months of 2013 from the comparable period of 2012, while net sales increased 1%. As a result, our gross margin decreased to 31.6% in the first nine months of 2013 from 33.3% in the first nine months of 2012. This decrease was driven by a $4.6 million loss on disposal of equipment at our air filtration operations in the third quarter of 2013. Although we realized some reductions in direct material and labor costs through our continuous improvement initiatives in the first nine months of 2013, our material and overhead costs as a percentage of net sales increased approximately 3% in the first nine months of 2013 from the comparable prior year period. This increase was due primarily to an increased sales mix of natural gas vessels, which carry higher material content in comparison to filter elements and other replacement filters, and lower absorption of fixed manufacturing overhead due to lower sales of air filtration products and lower sales of filtration media.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.6 million, or 2%, in the third quarter of 2013 from the third quarter of 2012. This increase was primarily the result of $0.4 million higher legal and other professional services expenses and $0.3 million higher bad debt expense. With selling and administrative expenses increasing 2% while our net sales increased 1%, our selling and administrative expenses as a percentage of net sales increased to 21.4% in the third quarter of 2013 from 21.1% in last year's third quarter.

Selling and administrative expenses decreased $0.2 million, or less than one percent, in the first nine months of 2013 from the comparable period of 2012. This decrease was primarily the result of lower employee costs related to stock-based compensation and pension and postretirement benefits, and lower compensation expense related to our profit sharing program, partially offset by higher legal and other professional services expenses and higher bad debt expenses. With selling and administrative expenses decreasing less than one percent while our net sales increased 1%, we reduced our selling and administrative expenses as a percentage of net sales to 21.7% in the first nine months of 2013 from 22.1% in the comparable period of 2012.

Packaging Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2013	2012	$	%		2013	2012	$	%
Net sales	$20,319	$21,298	$(979)	(5)%		$54,840	$56,714	$(1,874)	(3)%
Cost of sales	16,128	17,203	(1,075)	(6)%		44,260	46,122	(1,862)	(4)%
Gross profit	4,191	4,095	96	2%		10,580	10,592	(12)	—%
Selling and administrative expenses	2,132	2,133	(1)	—%		5,939	6,584	(645)	(10)%
Operating profit	2,059	1,962	97	5%		4,641	4,008	633	16%

Gross margin	20.6%	19.2%		1.4	pt	19.3%	18.7%		0.6	pt
Selling and administrative percentage	10.5%	10.0%		0.5	pt	10.8%	11.6%		(0.8)	pt
Operating margin	10.1%	9.2%		0.9	pt	8.5%	7.1%		1.4	pt

Our Packaging segment manufactures and sells consumer and industrial packaging products.

Net Sales

The $1.0 million, or 5%, reduction in net sales in the third quarter and the $1.9 million, or 3%, reduction in net sales in the first nine months of 2013 at our Packaging segment from the comparable periods last year are detailed in the following table:

(Dollars in thousands)	Third Quarter	First Nine Months
Film packaging	$(573)	$(1,715)
Confection packaging	(309)	(1,662)
Decorated flat sheet metal products	(856)	(1,206)
Spice packaging	506	2,161
Other	253	548
Decrease in U.S. net sales	$(979)	$(1,874)

Lower sales of film packaging in the third quarter and first nine months of 2013 from the comparable periods of 2012 were driven by lower sales of metal lithography film cannisters due to a continued migration within the film industry from analog to digital technologies. Lower sales of confection packaging during these periods were primarily due to the loss of a significant customer in 2012. The increase in spice packaging sales in the third quarter and first nine months of 2013 compared to the prior year was due to increased order volume from both branded and private label customers.

Cost of Sales

Cost of sales decreased $1.0 million, or 6%, in the third quarter of 2013 from the third quarter of 2012. This decrease was primarily driven by the 5% decrease in net sales. Gross margin increased to 20.6% in the third quarter of 2013 from 19.2% in the third quarter of 2012. This increase was primarily related to lower depreciation costs as certain assets reached the end of their depreciable lives.

Cost of sales decreased $1.9 million, or 4%, in the first nine months of 2013 from the first nine months of 2012. This decrease was primarily driven by the 3% decrease in net sales. Gross margin increased to 19.3% in the first nine months of 2013 from 18.7% in the first nine months of 2012. This increase was primarily related to improved absorption of fixed manufacturing costs as production volumes increased to provide inventory in support of targeted customer service levels.

Selling and Administrative Expenses

Selling and administrative expenses were $2.1 million in the third quarter of 2013 and in the third quarter of 2012. With selling and administrative expenses staying flat while our net sales decreased 5%, our selling and administrative expenses as a percentage of net sales increased to 10.5% in the third quarter of 2013 from 10.0% in last year's third quarter.

Selling and administrative expenses declined $0.6 million, or 10%, in the first nine months of 2013 from the first nine months of 2012. This decrease was driven by $0.2 million of bad debt expense recognized in the first nine months of 2012 pursuant to the Kodak bankruptcy, as well as lower employee costs related to stock-based compensation and pension and postretirement benefits and lower administrative spending, driven by our continuous commitment to cost control efforts. With selling and administrative expenses decreasing 10% while our net sales decreased 3%, we reduced our selling and administrative expenses as a percentage of net sales to 10.8% in the first nine months of 2013 from 11.6% in the first nine months of 2012.

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

We had cash, cash equivalents and restricted cash of $216.6 million at the end of the third quarter of 2013.  Approximately $102.5 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 5.1 at the end of the third quarter of 2013 increased from 3.7 at year-end 2012.  This increase was primarily due to a $36.7 million reduction in accounts payable and accrued liabilities due in part to $24.3 million of pension benefit payments made in the first nine months of fiscal 2013, including $21.3 million related to pension benefits paid under our U.S. combined nonqualified pension plan to our former Executive Chairman who retired from the Company at the end of 2012, as well as a $5.1 million reduction in accrued incentive compensation from amounts paid in 2013 related to the 2012 company-wide profit sharing program, $4.0 million in payments made in fiscal 2013 related to the funding of matching contributions to the Company's defined contribution benefit plans and a $1.2 million reduction in trade accounts payable.

We entered into our Credit Facility in April 2012 under which we may borrow up to $150.0 million under a selection of currencies and rate formulas. Our Credit Facility also includes a $10.0 million swing line sub-facility and a $50.0 million letter of credit sub-facility, as well as an accordion feature that allows us to increase the Credit Facility by up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. We believe the financial institutions that are party to this arrangement have adequate capital resources and will be able to fund future borrowings under our Credit Facility.  At our election, the interest rate under our Credit Facility is based upon either a defined base rate or LIBOR plus an applicable margin.  Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility also contains certain covenants customary to such agreements, as well as customary events of default. At the end of the third quarter of 2013, the LIBOR interest rate on our Credit Facility including margin was 0.7%.  At the end of the third quarter of 2013, there were no borrowings outstanding on our Credit Facility, but we had approximately $16.0 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $134.0 million available for further borrowing at the end of the third quarter of 2013. Our Credit Facility expires in April 2017.

Total long-term debt of $16.7 million at the end of the third quarter of 2013 included $15.8 million outstanding on industrial revenue bonds and $0.9 million of other long-term debt.  At the end of the third quarter of 2013, we were in compliance with all financial covenants as included in our Credit Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 1.7% at the end of the third quarter of 2013 compared to 1.8% at year-end 2012.

We had 49.7 million shares of common stock outstanding at the end of the third quarter of 2013, consistent with the amount outstanding at year-end 2012.  Shares issued pursuant to stock incentive plans were primarily offset by shares repurchased in the first nine months of 2013.  Shareholders’ equity increased to $977.3 million at the end of the third quarter of 2013 from $901.8 million at year-end 2012.  This $75.5 million increase resulted mainly from additional net earnings of $85.5 million and items related to stock compensation and option activity pursuant to incentive plans of $34.7 million, partially offset by dividend payments of $20.2 million, stock repurchases of $24.1 million and currency translation adjustments of $4.6 million.

Cash Flow

Net cash provided by operating activities decreased $8.6 million to $71.2 million in the first nine months of 2013 from $79.8 million in the first nine months of 2012.  This decrease was primarily due to a $7.6 million increase in cash used for changes in working capital, which was driven primarily by a $21.5 million decrease in accounts payable, accrued liabilities and other liabilities and a $6.3 million increase in inventory, partly offset by improved accounts receivable management of $10.0 million and lower pension and postretirement healthcare liability payments of $12.7 million.

Net cash used in investing activities decreased $5.4 million in the first nine months of 2013 from the first nine months of 2012 primarily due to a $8.2 million decline in payments related to business acquisitions, a $4.0 million decline in capital expenditures and a $2.2 million increase in proceeds from disposition of plant assets, including the sale of our manufacturing facility in Jeffersontown, Kentucky which had been classified within assets held for sale. This was partially offset by a $9.1 million increase in restricted cash, driven by the staging of funds to execute the planned purchase of a European operating facility.

Net cash used in financing activities decreased $15.5 million in the first nine months of 2013 from the first nine months of 2012 primarily as the result of a $18.8 million increase in cash received from stock option exercises, the sale of capital stock pursuant to the Company's employee stock purchase plan and a $4.7 million increase in excess tax benefits from stock-based compensation, partially offset by a $7.4 million increase in cash paid for the repurchase of common stock and a $2.1 million increase in dividends paid.

We will continue to assess repurchases of our common stock. In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first nine months of 2013, we repurchased and retired 0.5 million shares of our common stock for $24.1 million at an approximate average price of $51.37.  At the end of the third quarter of 2013, there was approximately $244.8 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

In January 2013 we announced that we intend to invest approximately $40.0 million in our Engine/Mobile Filtration segment to build a new warehouse and distribution center adjacent to our manufacturing facility in Kearney, Nebraska. The project is anticipated to take approximately two years to complete. Through the third quarter of 2013 we have incurred $0.6 million in costs related to this project.

During the first nine months of 2013 we made contributions of $21.3 million to our U.S. combined nonqualified pension plans related to pension benefits payable to our former Executive Chairman, who retired from the Company at the end of 2012.

At the end of the third quarter of 2013, our gross liability for uncertain income tax provisions was $2.0 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2012 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first nine months of 2013 or 2012.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Third Quarter 2013 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

•	statements and assumptions relating to anticipated future growth, earnings, earnings per share, future cash flows and other financial performance measures;

•	statements regarding management's short-term and long-term performance goals;

•	statements regarding anticipated order patterns from our customers or the anticipated economic conditions of the industries and markets that we serve;

•	statements related to the performance of the U.S., European and other economies generally;

•	statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including acquisitions;

•	statements regarding our current cost structure positions and ability to capitalize on anticipated growth initiatives, including the expansion of facilities;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources, borrowing capacity and compliance with financial covenants under the Credit Facility;

•	statements regarding anticipated payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters; and

•	any other statements or assumptions that are not historical facts.

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

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2013 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this Third Quarter 2013 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Third Quarter 2013 Form 10-Q.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, with the supervision and participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 31, 2013.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) and 15d-15(e) of the Exchange Act were effective as of August 31, 2013.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended August 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this Third Quarter 2013 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2013, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 124,000 shares of our common stock during the fiscal quarter ended August 31, 2013.  The Company had remaining authorization of approximately $244.8 million to repurchase shares as of August 31, 2013 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
June 2, 2013 through July 6, 2013	44,000	$53.73	44,000	$249,261,419
July 7, 2013 through August 3, 2013	40,000	$54.91	40,000	$247,065,186
August 4, 2013 through August 31, 2013	40,000	$55.61	40,000	$244,840,693
Total	124,000		124,000

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2013 Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

September 20, 2013	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

September 20, 2013	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer