Form 10-K
period 2013-11-30
CLARCOR INC.
filed 2014-01-24
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of registrant’s most recently completed second fiscal quarter was $2,683,117,797.
There were 50,397,645 shares of Common Stock outstanding as of January 20, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders (“Proxy Statement”), currently anticipated to be held on March 25, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended November 30, 2013 .

PART I

Item 1. Business.

(a) General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware.  As used herein, the “Company” and terms such as “we,” “us” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30.  For fiscal year 2013, the year ended on November 30, 2013 and included 52 weeks.  For fiscal year 2012, the year ended on December 1, 2012 and included 52 weeks.  For fiscal year 2011, the year ended on December 3, 2011 and included 53 weeks.  In this 2013 Annual Report on Form 10-K (“2013 Form 10-K”), all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation. Unless otherwise indicated, dollar amounts, other than per share data, are in thousands.

Certain Significant Developments

Acquisitions

On December 3, 2013, the Company acquired from NV Bekaert SA, 100% of the outstanding shares of Bekaert Advanced Filtration SA (Belgium), 100% of the outstanding shares of PT Bekaert Advanced Filtration (Indonesia) and certain other assets in India, China and the U.S. (collectively, the "Bekaert Business"). The purchase price for the Bekaert Business was approximately $7.4 million and is subject to a post-closing adjustment based on the working capital of the business as of the closing. The Bekaert Business has manufacturing locations in Belgium and in Indonesia and is engaged in the manufacture and supply of engineered metal filters and systems used primarily in the polymer fiber and plastics industry. The Bekaert Business is being merged into CLARCOR's Purolator Advanced Filtration Group, headquartered in Greensboro, North Carolina, and its results will be included as part of CLARCOR's Industrial/Environmental Filtration segment. Results of operations for the Bekaert Business are not included in this 2013 Form 10-K, due to the fact that this acquisition was completed in fiscal 2014.
As reported in our Current Report on Form 8-K dated December 16, 2013, on that date the Company completed its acquisition of the Air Filtration business of General Electric Company's ("GE") Power and Water division through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the stock of a subsidiary of GE. The purchase price paid to GE at closing for this business was approximately $258.7 million in cash and is subject to a post-closing adjustment based on the working capital of the business as of the closing. This business will operate as "CLARCOR Industrial Air" and it will be headquartered in Overland Park, Kansas, with manufacturing operations in Missouri and in the U.K. Its results will be included as part of CLARCOR’s Industrial/Environmental Filtration Segment. Results of operations for CLARCOR Industrial Air are not included in this 2013 Form 10-K, due to the fact that this acquisition was completed in fiscal 2014.
New Borrowings

On November 22, 2013, the Company amended its credit facility to include a $100.0 million term loan facility, and then borrowed $100.0 million under the term loan facility and $50.0 million under the credit facility to fund a portion of the cost of our acquisition of the Air Filtration business of GE (now operated as CLARCOR Industrial Air). Further information regarding these new borrowings is included in Note G to our Consolidated Financial Statements.
(b) Financial Information About Industry Segments

During fiscal year 2013, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.  These segments are discussed in greater detail below.  Financial information for each of the Company’s reportable segments for the fiscal years 2011 through 2013 is included in Note O to our Consolidated Financial Statements.

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

Raw Materials

The primary raw materials the Company uses to manufacture its products include various types of steel, adhesives, petrochemical-based materials, wood based products and filter medias made from materials such as wood pulps, metals, polyester, polypropylene, fiberglass and other synthetic fibers.  All of these are purchased and are available from a variety of sources.  The Company experienced price volatility in fiscal year 2013 with raw material prices trending higher in most significant spend categories.  The Company was able to procure adequate supplies of raw materials throughout fiscal year 2013 and does not anticipate procurement problems in 2014, although the Company does believe that prices will generally continue to rise.

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

With respect to trademarks and trade names, the Company believes that the trademarks and trade names it uses in connection with certain products (such as “Baldwin,” “Purolator,” “Peco,” “Facet” and “TransWeb”) are valuable and significant to its business. In addition, we believe that the trademarks and tradenames of our newly acquired CLARCOR Industrial Air business and Bekaert Business are and will continue to be valuable and significant.

Seasonality

In general, the Company’s products and service offerings are not seasonal in nature, although certain of our operating companies in all our segments experience modest seasonal increases and decreases with respect to products and services supplied to particular end-use customers or industries.  These shifts are normally not material to the Company on a consolidated basis.

Customers

The 10 largest customers of the Engine/Mobile Filtration segment accounted for approximately 30% of the $507.0 million of fiscal year 2013 segment sales.

The 10 largest customers of the Industrial/Environmental Filtration segment accounted for approximately 11% of the $549.7 million of fiscal year 2013 segment sales.

The 10 largest customers of the Packaging segment accounted for approximately 77% of the $74.0 million of fiscal year 2013 segment sales.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2013 sales.

Backlog

At November 30, 2013, the Company had a backlog of open orders for products of approximately $150.4 million.  The backlog figure for November 30, 2012 was approximately $135.0 million.  Substantially all of the orders on hand at November 30, 2013 are expected to be filled during fiscal year 2014.  The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of fiscal year 2014 sales.

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

Product Development

The Company develops products on its own and in consultation or partnership with its customers.  In addition to product testing and development that occurs at the Company’s various subsidiaries, the Company maintains the CLARCOR Filtration Research Center, a standalone research and development center in Forrest Park, Ohio (“CFRC”).  The Company’s laboratories, including the CFRC, test product components and completed products to insure high-quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters and filtration systems for particular uses.  Product development is concerned with the improvement and creation of new filters and filtration media and filtration systems in order to increase their performance characteristics, broaden their respective uses and counteract obsolescence.

In fiscal year 2013, the Company employed approximately 140 professional employees on either a full-time or part-time basis on research activities relating to the development of new products or the improvement or redesign of its existing products.  During this period the Company spent approximately $11.3 million on such activities as compared with $11.8 million for fiscal year 2012 and $11.0 million for fiscal year 2011.

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

Employees

As of November 30, 2013, the Company had approximately 5,267 employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note O to our Consolidated Financial Statements.  As noted therein, total international sales for the Company in fiscal years 2013, 2012 and 2011 were $351.8 million, $342.0 million and $350.6 million, respectively.  In addition, see “Item 1A — Risk Factors” below for a discussion of certain risks of foreign operations.

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

Our corporate headquarters are located at 840 Crescent Centre Drive, Suite 600, Franklin TN 37067, and our telephone number is (615) 771-3100.  The Company’s corporate Internet site is www.clarcor.com.   The Company makes available on that site, free of charge, its Form 10-Ks, Form 10-Qs, Form 8-Ks and amendments to such reports, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC.  The information contained on the Company’s website is not incorporated herein or otherwise considered to be a part of this 2013 Form 10-K.

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

Item 1A. Risk Factors.

Our business faces a variety of risks.  These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations may suffer, and the trading price of our Common Stock could decline.  These risk factors should be read in conjunction with the other information in this 2013 Form 10-K.

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

Although improved from 2008 levels, the U.S. economy continues to show only moderate growth, and the U.S. faces near term challenges such as excessive federal and state government debt and regulatory uncertainty.

In Europe, the economies of various member-states in the European Union have experienced significant contraction, while unemployment rates, investment, access to capital and other traditional signals of economic health in many European countries are discouraging. European authorities have implemented and are considering a broad variety of governmental action and/or new regulation in the future, but there is no guarantee that any of these measures will have their desired effect in the foreseeable future, or at all.

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

Unlike in the U.S., where the majority of our Engine/Mobile Filtration segment sales are to a variety of customers in the aftermarket, sales by this segment in China are predominantly to a relatively small number of OEMs. One of these OEM customers, Weichai Power Co. Ltd ("Weichai"), accounted for approximately 33% of our Engine/Mobile segment sales in China during fiscal year 2013. Our growth in China, a strategically important and potentially high growth market, currently depends in part on our ability to maintain a good and growing commercial relationship with Weichai and the other OEMs. If we are unsuccessful in this regard, this would have a material adverse effect on our potential future results of operations, and could significantly diminish the opportunities and growth in China for our Engine/Mobile Filtration segment.

We face heightened legal challenges from our competitors with respect to intellectual property, particularly in the area of patents.

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

Approximately 31% of our fiscal 2013 sales resulted from exports to countries outside of the United States and from sales of our foreign business units.  As part of our business strategy, we expect to expand our international operations through internal growth and acquisitions. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Among others, these risks include:

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

We use a broad range of manufactured components and raw materials in our products, including steel, steel-related components, filtration media, adhesives, plastics, paper and packaging materials.  Components and materials comprise the largest component of our costs.  Increases in the price of these items could further materially increase our operating costs and significantly adversely affect our profit margins.  Similarly, transportation, energy and health care costs have risen steadily over the past few years and represent an increasingly important burden for the Company.  Although we try to contain these costs wherever possible, and although we have historically been able to pass most increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

As part of our growth strategy, we plan to continue to pursue acquisitions of other companies, assets and product lines that either complement or expand our existing business.  We may be unable, however, to find or consummate future acquisitions at acceptable prices and terms.  We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions, including our acquisitions of the Bekaert Business and CLARCOR Industrial Air, involve a number of special risks and factors, such as:

•	the focus of management’s attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;

•	the incorporation of acquired products into our product line;

•	the increasing demands on our operational and information technology systems;

•	potentially insufficient internal controls over financial activities or financial reporting at an acquired company that could impact us on a consolidated basis;

•	the failure to realize expected synergies;

•	the potential loss of customers and other material business relations as a result of changes in control;

•	the possibility that we have acquired substantial contingent or unanticipated legal liabilities; and

•	the loss of key employees of the acquired businesses.

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

We may be subject to risks relating to our information technology systems.

The Company relies on information technology systems to manage and operate its business. If these systems are damaged, intruded upon, shutdown or cease to function properly (whether by planned upgrades, force majeure, telecommunications failures, hardware or software break-ins or viruses, other cyber-security incidents or otherwise) and the Company suffers any resulting interruption in its ability to manage and operate its business, the Company's results of operations and financial condition could be materially adversely affected.

We may be subject to product liability risks.

The Company’s businesses expose it to potential product liability risks that are inherent in the design, manufacture and sale of its products and the products of third-party vendors that the Company uses or resells. Significant product liability claims could have a material adverse effect on the Company’s financial condition, liquidity and results of operations. Although the Company currently maintains what it believes to be suitable and adequate product liability insurance, there can be no assurance that the

Company will be able to maintain its insurance on acceptable terms or that its insurance will provide adequate protection against all potential liabilities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The various properties owned and leased by the Company and its operating units as of November 30, 2013, are considered by it to be in generally good repair and well maintained.  Plant asset additions in fiscal year 2014 are estimated to be between $70 and $85 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.

The following is a description of the real property owned or leased by the Company or its affiliated entities as of November 30, 2013, broken down by business segment.  All acreage and square foot measurements are approximate.

Corporate Headquarters

The Company’s corporate headquarters are located in Franklin, Tennessee, and housed in 23,000 sq ft of office space under lease to the Company.  The Company also owns a parcel of undeveloped land in Rockford, Illinois totaling 6 acres.  The Company also leases approximately 14,400 square feet of space in Forrest Park, Ohio, which is occupied by the CFRC.

Engine/Mobile Filtration Segment
United States Facilities

Location	Approximate Size	Owned or Leased
Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space.	Owned
Kearney, NE	42 acre site with 516,000 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space and 40,000 sq ft of office space.	Owned
Kearney, NE	244,696 sq ft of warehousing space.	Leased
Kearney, NE	10,250 sq ft of warehousing space.	Leased
Lancaster, PA	11.4 acre site with 160,000 sq ft of manufacturing and office space.	Owned
Lancaster, PA	20,000 sq ft of warehousing space.	Leased
Yankton, SD	20 acre site with 170,000 sq ft of manufacturing space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased
Shanghai, People's Republic of China	2,200 sq ft of office space.	Leased
Warrington, Cheshire, England	4 acre site with two facilities totaling 71,000 sq feet for manufacturing, warehousing and office space.	Leased
Runcorn, Cheshire, England	150,000 sq ft of manufacturing, warehousing and office space.	Owned
Weifang, People’s Republic of China	14 buildings, constituting 300,000 sq ft of manufacturing, warehousing and office space.	Leased
Weifang, People’s Republic of China	105,000 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	3 acre site with 76,000 sq ft of manufacturing, warehousing and office space.	Owned
Casablanca, Morocco	4 acre site with 95,000 sq ft of manufacturing, warehousing and office space.	Owned

In addition to the above properties, the Engine/Mobile Filtration segment leases and operates smaller facilities in Australia, Belgium, South Africa and the United Kingdom in order to manufacture and/or distribute applicable filtration products.

Industrial/Environmental Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased
Auburn Hills, MI	55,278 sq ft of warehousing and office space.	Leased
Birmingham, AL	10,000 sq ft of warehouse space.	Owned
Blue Ash, OH	17 acre site with 157,000 sq ft of manufacturing and office space.	Owned
Campbellsville, KY	100 acre site with250,401 sq ft of manufacturing and office space.	Owned
Corona, CA	179,790 sq feet of manufacturing, warehousing and office space.	Leased
Dallas, TX	144,824 sq feet of manufacturing, warehousing and office space.	Leased
Greensboro, NC	21 acre site with 75,000 sq ft of manufacturing, warehousing and office space.	Owned
Greensboro, NC	100,000 sq ft of manufacturing, warehousing and office space.	Owned
Goodlettsville, TN	35,000 sq ft of warehouse space.	Owned
Houston, TX	80,000 sq ft of manufacturing, warehousing and office space.	Leased
Houston, TX	11,000 sq ft of warehouse space.	Leased
Houston, TX	4,000 sq ft of warehousing and office space.	Leased
Jeffersonville, IN	607,500 sq feet of manufacturing, warehousing and office space.	Leased
Lenexa, KS	18,000 sq feet of warehousing and office space.	Leased
Mineral Wells, TX	46 acre site with 308,947 sq feet of manufacturing, warehousing and office space.	Owned
Mineral Wells, TX	30,000 sq ft of warehousing space.	Owned
Mineral Wells, TX	35,000 sq ft of warehousing space.	Leased
Mineral Wells, TX	19,950 sq ft of warehousing space	Leased
Mineral Wells, TX	16,500 sq ft of manufacturing and warehousing space.	Owned
Ottawa, KS	41,000 sq ft of manufacturing and office space.	Owned
Pittston, PA	250,000 sq feet of manufacturing, warehousing and office space.	Leased
Stilwell, OK	11 acre site with 75,000 sq feet of manufacturing, warehousing and office space.	Leased
Sacramento, CA	36,000 sq feet of manufacturing, warehousing and office space.	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space.	Owned
Tulsa, OK	16 acre site with 142,000 sq ft of manufacturing and office space.	Owned
Vineland, NJ	48,100 sq ft of manufacturing, warehousing and office space.	Owned/Leased

International Facilities

Location	Approximate Size	Owned or Leased
Calgary, Alberta, Canada	25,000 sq feet of manufacturing, warehousing and office space.	Owned
St. Catharines, Ontario, Canada	25,000 sq ft of warehouse space.	Leased
La Coruña, Spain	4 acre site with 64,583 sq ft of manufacturing and office space.	Owned
Pujiang City, People’s Republic of China	53,819 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	5 acre site with 108,000 sq ft of manufacturing, warehousing and office space.	Owned
Quzhou, People’s Republic of China	215,278 sq ft of manufacturing, warehousing and office space.	Leased
Henderson, Australia	47,598 sq ft of manufacturing and office space.	Leased

In addition to the above properties, the Industrial/Environmental Filtration segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service applicable filtration products: United States: Atlanta, GA; Auburn, WA; Evansville, WY; Chantilly, VA; Charleston, SC; Hamilton, OH; Columbus, OH; Denver, CO; Carrollton, TX; Dalton, GA; Farmington, NM; Fresno, CA; Hayward, CA; Jackson, MS; Kansas City, MO; Louisville, KY; Shakopee, MN; Ottawa, KS; Phoenix, AZ; Portland, OR; Ontario, CA; Vernal, UT; Wichita, KS; Williston, ND. International: Brazil; Canada; China; France; Germany; Italy; Malaysia; Netherlands; Singapore; United Arab Emirates; United Kingdom.

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

Following the trial, on December 12, 2012, the court ordered a third party Special Master to conduct a review to quantify and qualify TransWeb's attorneys' fees that may be awarded as damages, including those subject to potential trebling under the antitrust laws, and to make a recommendation to the court in this regard. Following 8 months of hearings and submissions by the parties, on September 24, 2013, the Special Master recommended to the court that TransWeb be entitled to approximately $26.1 million. 3M has moved the court to reject this recommendation, and TransWeb has moved the court to accept it.

The court has not yet decided whether to accept the jury's verdict on inequitable conduct or the Special Master's recommendation as to damages and has not yet issued a final judgment in the case, pending (i) resolution of various post-trial motions made by 3M to set aside the jury verdicts adverse to 3M, and (ii) resolution of the issue of the Special Master's recommendation.

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

Item 4. Mine Safety Disclosures.

Not applicable.

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of January 24, 2014:

Name	Age at 11/30/2013	Year Elected to Office
Christopher L. Conway	58	2010
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

Sam Ferrise	57	2003
President, Baldwin Filters, Inc. Mr. Ferrise was appointed President of Baldwin Filters, Inc. in 2000. He became an executive officer of the Company in 2003 while retaining the same title with Baldwin Filters, Inc.

David J. Fallon	43	2010
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

David J. Lindsay	58	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Richard M. Wolfson	47	2006
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

	Market Price
Quarter Ended	High	Low	Dividends
March 2, 2013	$52.63	$45.02	$0.1350
June 1, 2013	$55.84	$47.99	$0.1350
August 31, 2013	$57.31	$50.92	$0.1350
November 30, 2013	$61.34	$52.29	$0.1700
Total Dividends			$0.5750

	Market Price
Quarter Ended	High	Low	Dividends
March 3, 2012	$54.22	$47.41	$0.1200
June 2, 2012	$52.16	$45.95	$0.1200
September 1, 2012	$51.41	$45.12	$0.1200
December 1, 2012	$50.26	$42.75	$0.1350
Total Dividends			$0.4950

As set forth above, the quarterly dividend rate was increased in fiscal year 2013, and the Company currently expects to continue making dividend payments to shareholders.  The Company’s ability to make dividend payments is subject to restrictions contained in the credit agreement to which the Company is a party.  The Company has never been prevented from making dividend payments under its past credit agreements or its current credit agreement and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 20, 2014 was 962.

On June 25, 2013, the Company’s Board of Directors approved a three-year, $250 million stock repurchase program.  Pursuant to the authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price, general economic and market conditions, and other factors.

The Company repurchased 534,100 shares of its common stock, at an average price of $51.88 per share, and an aggregate cost of approximately $27.7 million, during the fiscal year 2013.  As set forth in the following table, the Company repurchased 64,000 shares of its common stock during the fourth quarter of fiscal year 2013.  The average price per share for the shares repurchased in the fourth quarter was $55.61 with an aggregate cost of approximately $3.6 million.  The Company had remaining authorization of approximately $241.3 million to repurchase shares as of November 30, 2013 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
September 1, 2013 through October 5, 2013	48,000	$55.52	48,000	$242,175,911
October 6, 2013 through November 2, 2013	16,000	$55.90	16,000	$241,281,522
November 3, 2013 through November 30, 2013	—	$—	—	$241,281,522
Total	64,000		64,000

5-Year Performance of the Company

The following Performance Graph compares the Company’s cumulative total return on its Common Stock for a five-year period (December 1, 2008 to November 30, 2013) with the cumulative total return of the S&P SmallCap 600 Index and the S&P 500 Industrial Machinery Index.

TOTAL RETURN TO SHAREHOLDERS
Comparison of Five-Year Cumulative Total Return Among the Company, S&P SmallCap 600 Index and
S&P 500 Industrial Machinery Index - Assumes Initial Investment of $100 and Reinvestment of All Dividends

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Fiscal Year End November 30, 2013

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50

	2008	2009	2010	2011	2012	2013
CLARCOR Inc	$100	$101	$131	$157	$151	$199
S&P SmallCap 600	$100	$120	$154	$161	$182	$259
S&P 500 Machinery	$100	$141	$176	$172	$210	$287

CLARCOR Inc — S&P SmallCap 600 — S&P 500 Machinery

Item 6. Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2013 Form 10-K.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Annual Report on Form 10-K includes certain net sales and operating profit figures (at the consolidated and segment level) and net earnings and diluted earnings per share figures for the 2011 fiscal year which exclude the impact of having an additional week in our 2011 fiscal year in comparison to our 2013 fiscal year and 2012 fiscal year. These figures are non-GAAP financial measures. For a reconciliation of these non-GAAP financial measures to GAAP financial measures, along with reasons for the inclusion of these non-GAAP financial measures and the limitations of such non-GAAP financial measures, see "Other Matters - Additional Week in 2011" later in this Management's Discussion and Analysis of Financial Condition and Results of Operations section.

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In thousands except per share data)

	2013	2012	2011	2013 vs 2012
	(52 weeks)	(52 weeks)	(53 weeks)	$ Change	% Change
Net sales	$1,130,770	$1,121,765	$1,126,601	$9,005	1%
Cost of sales	760,561	741,433	743,180	19,128	3%
Gross profit	370,209	380,332	383,421	(10,123)	(3)%
Selling and administrative expenses	195,593	197,618	202,154	(2,025)	(1)%
Operating profit	174,616	182,714	181,267	(8,098)	(4)%
Other income (expense)	(316)	283	41	(599)
Provision for income taxes	55,950	59,657	56,947	(3,707)	(6)%
Net earnings attributable to CLARCOR	$118,076	$122,986	$124,003	$(4,910)	(4)%
Weighted average diluted shares	50,539	50,882	51,191	(343)	(1)%
Diluted earnings per common share attributable to CLARCOR	$2.34	$2.42	$2.42	$(0.08)	(3)%
Percentages:
Gross margin	32.7%	33.9%	34.0%		(1.2)	pt
Selling and administrative percentage	17.3%	17.6%	17.9%		(0.3)	pt
Operating margin	15.4%	16.3%	16.1%		(0.9)	pt
Effective tax rate	32.1%	32.6%	31.4%		(0.5)	pt
Net earnings margin	10.4%	11.0%	11.0%		(0.6)	pt

2013 versus 2012

Net Sales

Net sales increased $9.0 million, or 1%, in 2013 compared to 2012. The increase in net sales in 2013 primarily reflects increased sales volume at our Industrial/Environmental Filtration and Engine/Mobile Filtration segments, increased selling prices and increased sales from business acquisitions, partly offset by a decline in sales volume at our Packaging segment and unfavorable changes in foreign currency exchange rates. Components of the $9.0 million increase in net sales are as follows:

(Dollars in millions)	Net Sales
Filtration segments combined volume	$9.9
Pricing	2.3
Acquisitions	2.2
Packaging segment volume	(3.8)
Foreign exchange	(1.6)
Increase in consolidated net sales	$9.0

•
Net sales volume in our Industrial/Environmental and Engine/Mobile Filtration segments increased $9.9 million, or 1%, on a combined basis in 2013 compared to 2012, excluding the effects of changes in foreign currency exchange rates, changes in pricing, and acquisitions. This 1% increase was primarily driven by an increase in sales of filter systems, housings and aftermarket elements for oil and natural gas applications, increased sales of aviation vessels and aftermarket filters due to increased commercial aerospace demand, and increased sales of heavy-duty engine filters to the U.S. aftermarket.

•
Changes in product pricing favorably impacted net sales by approximately $2.3 million, primarily due to selling price increases implemented on certain of our air filtration products and packaging products in 2013.

•	Net sales increased approximately $2.2 million in 2013 compared to 2012 due to business acquisitions, reflecting our acquisition of Modular Engineering Pty Ltd in the second quarter of 2012.

•
Net sales volume in our Packaging segment declined approximately $3.8 million, or 4%, in 2013 compared to 2012, excluding the effect of changes in pricing. This 4% decrease was primarily driven by lower sales of metal lithography film cannisters due to lower film industry demand for analog-based products, lower sales of confection packaging products due to the loss of a significant customer, and lower sales of decorated flat sheet metal packaging products.

•
Changes in the average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our translated U.S. dollar value of net sales by $1.6 million in 2013 compared to 2012, primarily due to the strengthening of the U.S. dollar compared to the South African Rand, Brazilian Real, Australian Dollar and Canadian Dollar in 2013, partly offset by the weakening of the U.S. dollar compared to the Euro and Mexican Peso in 2013.

Cost of Sales

Cost of sales increased $19.1 million, or 3%, in 2013 compared to 2012. This 3% increase in cost of sales was greater than the 1% increase in net sales. As a result, our gross margin decreased to 32.7% in 2013 from 33.9% in 2012. This 1.2 percentage point decrease in gross margin percentage was primarily the result of a $4.6 million loss on disposal of equipment at our air filtration operations in 2013 and lower absorption of fixed overhead costs in 2013 compared to 2012. Lower absorption of fixed overhead costs in 2013 was primarily the result of lower volume at certain of our businesses--including our TransWeb filtration media business, our Packaging business and our air filtration business--as well as investments in manufacturing capacity and other infrastructure to support anticipated future growth in our heavy duty engine filter business and our oil and natural gas filtration business. These impacts were partly offset by benefits from our ongoing cost reduction and continuous improvement initiatives across each of our businesses. Raw material costs as a percentage of net sales increased approximately 0.6 percentage points in 2013, as we experienced higher input costs for certain commodities as well as an increase in the mix of our sales towards products with higher material content, including oil and natural gas filtration vessels.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.0 million, or 1%, in 2013 compared to 2012. This decrease was primarily driven by a $4.9 million decline in annual expense related to our pension and postretirement benefit plans, a $2.0 million decline in compensation related to our company-wide profit sharing program, a $1.5 million decline in expense related to our stock-based compensation plans and $1.4 million of lower expense related to a change in the estimated contingent liability for a potential earn-out payment to one of the former owners of our TransWeb subsidiary. This was partially offset by a $3.1 million settlement loss recorded in 2013 related to the scheduled payment of pension benefits under our U.S. combined nonqualified pension plan to our former Executive Chairman, who retired from the Company at the end of 2012, approximately $2.7 million of legal, investment advisory and other professional services costs incurred in 2013 related to our acquisitions of CLARCOR Industrial Air and the Bekaert Business, both of which were completed in December 2013, as well as higher legal expenses related to the TransWeb/3M litigation. Since selling and administrative expenses decreased 1% while net sales increased 1%, our selling and administrative expenses as a percentage of net sales decreased to 17.3% in 2013 from 17.6% in 2012.

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

(Dollars in millions)	Net sales
Additional week in 2011	$(22.0)
Packaging segment volume	(15.7)
Foreign exchange	(11.9)
Filtration segments combined volume	22.7
Pricing	12.7
Acquisitions	9.4
Decrease in consolidated net sales	$(4.8)

•	The effect of our fiscal year 2012 having one less week than our fiscal year 2011 unfavorably impacted net sales by approximately $22.0 million, or 2%.

•
Excluding the impact of the additional week in 2011 and changes in pricing, net sales at our Packaging segment were approximately $15.7 million, or 17%, lower in 2012 than in 2011, primarily driven by lower sales of smokeless tobacco and confection packaging products and lower sales of decorated flat sheet metal products.

•
Changes in the average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our translated U.S. dollar value of net sales by approximately $11.9 million, or 1%, in 2012 compared to 2011, primarily due to strengthening of the U.S. dollar compared to the Euro during 2012.

•
Net sales volume in our Engine/Mobile and Industrial/Environmental Filtration segments increased approximately $22.7 million, or 2%, on a combined basis in 2012 compared to 2011, excluding the effects of the additional week in 2011, changes in foreign currency exchange rates, changes in pricing and acquisitions. This 2% increase was primarily driven by an increase in natural gas vessel and aftermarket sales in the U.S. and internationally, increased domestic sales of commercial and industrial filters through our Total Filtration Services distribution business, and increased sales of dust collection cartridges and systems.

•
Net sales increased approximately $9.4 million, or 1%, in 2012 compared to 2011 due to business acquisitions, reflecting our acquisitions of Modular Engineering Pty Ltd in the second quarter of 2012 and PDDA Filtration, Inc. in the first quarter of 2012.

Cost of Sales

Cost of sales decreased $2.0 million, or less than one percent, in 2012 compared to 2011. This less than one percent decrease in cost of sales was primarily the result of the less than one percent decrease in net sales. Our 33.9% gross margin percentage in 2012 was 0.1 percentage points lower than 2011. The decrease in gross margin percentage was primarily the result of lower absorption of fixed overhead costs in our Packaging segment due to an 18% decline in net sales in 2012 compared to 2011, partly offset by benefits from our ongoing cost reduction and continuous improvement initiatives across each of our businesses. Raw material costs as a percentage of sales remained relatively stable in 2012, as we were able to increase the selling prices of our products by approximately 1% in 2012 to effectively pass through higher commodity costs to our customers. In 2012, we had the ability to pass the impact of commodity cost increases onto our customers due in part to the fact that a majority of our sales are into the aftermarket where we do not have long-term contracts.

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

Fiscal year 2013 and fiscal year 2012 included fifty-two weeks, while fiscal year 2011 included fifty-three weeks. Refer to the "Additional Week in 2011" section within Other Matters for further discussion of the impact of this item on comparisons between the years presented.

•	Significant acquisitions

On May 9, 2012 we acquired Modular Engineering Company Pty Ltd. This acquisition, which has been integrated into our Industrial/Environmental Filtration segment, impacted our net sales and operating profit in 2013 and 2012 as follows:

(Dollars in thousands)	2013	2012
Net sales	$7,035	$5,258
Operating (loss) profit	(1,514)	149

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

The average exchange rate for foreign currencies versus the U.S. dollar unfavorably impacted our translated U.S. dollar value of net sales and operating profit in 2013 and 2012 as follows:

(Dollars in thousands)	2013	2012
Net sales	$(1,585)	$(11,918)
Operating profit	(828)	(2,004)

•	Other income (expense)

Interest expense

Interest expense was $0.6 million in 2013 and $0.5 million in each of 2012 and 2011, respectively.

Foreign currency gains and losses

Changes in foreign currency transaction gains and losses favorably impacted other income (expense) by $0.3 million in 2013 versus 2012. We recognized foreign currency losses of $0.5 million in 2013 and $0.8 million in 2012 from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currency, primarily driven by foreign holdings of U.S. dollars.

Changes in net foreign currency transaction gains and losses unfavorably impacted other income (expense) by $0.9 million in 2012 versus 2011. We recognized a foreign currency loss of $0.8 million in 2012 from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currency, primarily driven by foreign holdings of U.S. dollars. We recognized a foreign currency gain of $0.1 million in 2011.

•	Provision for income taxes

Our effective tax rate in 2013 was 32.1% compared with 32.6% in 2012. The lower effective tax rate in 2013 was primarily due to a $1.0 million benefit in 2013 related to the extension of the research and development tax credit in December 2012.

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

Average diluted shares outstanding decreased by approximately 0.3 million shares in 2013 as compared to 2012, as the number of shares repurchased and retired pursuant to our stock repurchase program exceeded the incremental dilutive shares related to the exercise of stock options and the issuance of restricted shares. Average diluted shares outstanding also decreased by approximately 0.3 million shares in 2012 as compared to 2011, as the number of shares repurchased and retired pursuant to our stock repurchase program exceeded the incremental dilutive shares related to the exercise of stock options and the issuance of restricted shares.

SEGMENT ANALYSIS

	2013		2012		2011
(Dollars in thousands)	(52 weeks)	% Total	(52 weeks)	% Total	(53 weeks)	% Total
Net sales:
Engine/Mobile Filtration	$507,024	45%	$503,607	45%	$510,012	45%
Industrial/Environmental Filtration	549,746	49%	541,364	48%	523,026	46%
Packaging	74,000	6%	76,794	7%	93,563	9%
	$1,130,770	100%	$1,121,765	100%	$1,126,601	100%
Gross profit:
Engine/Mobile Filtration	$177,815	48%	$185,419	49%	$189,511	49%
Industrial/Environmental Filtration	178,388	48%	180,402	47%	173,731	45%
Packaging	14,006	4%	14,511	4%	20,179	6%
	$370,209	100%	$380,332	100%	$383,421	100%
Operating profit:
Engine/Mobile Filtration	$106,345	61%	$111,653	61%	$112,839	62%
Industrial/Environmental Filtration	61,996	36%	64,766	35%	58,028	32%
Packaging	6,275	3%	6,295	4%	10,400	6%
	$174,616	100%	$182,714	100%	$181,267	100%
Gross margin:
Engine/Mobile Filtration	35.1%		36.8%		37.2%
Industrial/Environmental Filtration	32.4%		33.3%		33.2%
Packaging	18.9%		18.9%		21.6%
	32.7%		33.9%		34.0%
Operating margin:
Engine/Mobile Filtration	21.0%		22.2%		22.1%
Industrial/Environmental Filtration	11.3%		12.0%		11.1%
Packaging	8.5%		8.2%		11.1%
	15.4%		16.3%		16.1%

Engine/Mobile Filtration Segment

(Dollars in thousands)	2013	2012	2011	2013 v 2012			2012 v 2011
	(52 weeks)	(52 weeks)	(53 weeks)	$ Change	% Change		$ Change	% Change
Net sales	$507,024	$503,607	$510,012	$3,417	1%		$(6,405)	(1)%
Cost of sales	329,209	318,188	320,501	11,021	3%		(2,313)	(1)%
Gross profit	177,815	185,419	189,511	(7,604)	(4)%		(4,092)	(2)%
Selling and administrative expenses	71,470	73,766	76,672	(2,296)	(3)%		(2,906)	(4)%
Operating profit	$106,345	$111,653	$112,839	$(5,308)	(5)%		$(1,186)	(1)%

Gross margin	35.1%	36.8%	37.2%		(1.7)	pt		(0.4)	pt
Selling and administrative percentage	14.1%	14.6%	15.0%		(0.5)	pt		(0.4)	pt
Operating margin	21.0%	22.2%	22.1%		(1.2)	pt		0.1	pt

Our Engine/Mobile Filtration segment primarily sells aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market in this segment includes heavy-duty engine truck filters produced at our Baldwin business unit.

2013 versus 2012

Net Sales

The $3.4 million, or 1%, increase in net sales for our Engine/Mobile Filtration segment in 2013 from 2012 is detailed in the following tables:

Volume	1%
Pricing	—%
Foreign exchange	—%
1%

(Dollars in millions)	Net Sales
2012	$503.6

U.S. net sales	7.2
Foreign net sales (including export)	(2.5)
Foreign exchange	(1.3)
Net increase	3.4

2013	$507.0

The net increase in U.S. net sales for the Engine/Mobile Filtration segment in 2013 from 2012 is detailed as follows:

(Dollars in millions)	Net Sales
Heavy-duty engine filters	$4.0
Locomotive filters	2.1
Other	1.1
Increase in U.S. net sales	$7.2

Our U.S. net sales increased approximately $7.2 million, or 2%, in 2013 compared with 2012, primarily reflecting a $4.0 million, or 2%, increase in heavy-duty engine filter aftermarket sales, which was driven by growth at certain national accounts and fleet services customers. This growth was largely consistent with the 3% year-over-year increase in heavy-duty truck tonnage for the twelve months ended August 2013 as measured by the American Trucking Associations. We believe that the year-over-year change in heavy-duty truck tonnage, as measured by the American Trucking Associations, is a leading indicator of heavy-duty engine filter aftermarket demand in the U.S., after incorporating a three month time lag (i.e. U.S. truck tonnage activity in a given quarter is generally predictive of U.S. filter aftermarket demand in the following quarter). In addition, U.S. sales of locomotive filters increased approximately $2.1 million, or 9%, in 2013 compared with 2012 as U.S. rail activity expanded.

The net decrease in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in 2013 from 2012 is detailed as follows:

(Dollars in millions)	Net Sales
Heavy-duty engine filter sales in Europe	$(4.0)
Heavy-duty engine filter sales in China	3.0
Other	(1.5)
Decrease in foreign net sales	$(2.5)

The decrease in net sales outside the U.S. of approximately $2.5 million, or 1%, in 2013 compared to 2012 was primarily the result of decreased sales in Europe, where our sales of heavy-duty engine filters declined 9% in 2013 compared to 2012, which we believe was primarily driven by lingering adverse macroeconomic conditions in Europe and a resultant decline in trucking activity, as well as lower sales in Australia and South Africa. These lower sales in Europe were partially offset by an increase of $3.0 million, or 9%, of sales of heavy-duty engine filters in China in 2013 compared to 2012.

Cost of Sales

Cost of sales increased $11.0 million, or 3%, in 2013 from 2012. This 3% increase in cost of sales was greater than the 1% increase in net sales. As a result, our gross margin decreased to 35.1% in 2013 from 36.8% in 2012. This decrease in gross margin was primarily due to increased manufacturing overhead, reflecting lower absorption of fixed manufacturing costs due to the impact of additional capacity brought into service to support expected future growth as well as a reduction in inventory levels at this segment, in line with our routine production planning practices. This was partially offset by improved material costs in 2013 compared to 2012, as we experienced material cost decreases related to changes in product mix and were able to generate cost savings from our continuous cost reduction activities. Some of these decreased costs were utilized to support price reduction programs to drive sales development in 2013.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.3 million, or 3%, in 2013 from 2012. This decrease was primarily the result of $1.5 million lower employee costs related to stock-based compensation and pension and postretirement benefits, $1.2 million lower health care and self-insured employee medical costs, $0.7 million lower litigation expenses and a $0.3 million decline in compensation related to our profit sharing program, partially offset by $1.2 million higher legal, investment advisory and other professional services costs incurred in 2013 and a $0.3 million net increase in all other selling and administrative costs. With selling and administrative expenses decreasing 3% while our net sales increased 1%, we reduced our selling and administrative expenses as a percentage of net sales to 14.1% in 2013 from 14.6% in 2012.

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

Industrial/Environmental Filtration Segment

(Dollars in thousands)	2013	2012	2011	2013 v 2012			2012 v 2011
	(52 weeks)	(52 weeks)	(53 weeks)	$ Change	% Change		$ Change	% Change
Net sales	$549,746	$541,364	$523,026	$8,382	2%		$18,338	4%
Cost of sales	371,358	360,962	349,295	10,396	3%		11,667	3%
Gross profit	178,388	180,402	173,731	(2,014)	(1)%		6,671	4%
Selling and administrative expenses	116,392	115,636	115,703	756	1%		(67)	—%
Operating profit	$61,996	$64,766	$58,028	$(2,770)	(4)%		$6,738	12%

Gross margin	32.4%	33.3%	33.2%		(0.9)	pt		0.1	pt
Selling and administrative percentage	21.2%	21.4%	22.1%		(0.2)	pt		(0.7)	pt
Operating margin	11.3%	12.0%	11.1%		(0.7)	pt		0.9	pt

Our Industrial/Environmental Filtration segment sells a large variety of filtration products to various end-markets.  Included in this market are heating, ventilation and air conditioning ("HVAC") filters, natural gas vessels and aftermarket filters, aviation fuel filters and filter systems, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

2013 versus 2012

Net sales

The $8.4 million, or 2%, increase in net sales for our Industrial/Environmental Filtration segment in 2013 compared to 2012 is detailed in the following tables:

Volume	1%
Pricing	—%
Acquisitions	1%
Foreign exchange	—%
2%

(Dollars in millions)	Net Sales
2012	$541.3

Foreign net sales (including export)	14.0
U.S. net sales	(5.3)
Foreign exchange	(0.3)
Net increase	8.4

2013	$549.7

The increase in foreign net sales (including export sales and adjusted for changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in 2013 from 2012 is detailed as follows:

(Dollars in millions)	Net Sales
Latin America - natural gas vessels and aftermarket filters	$14.5
Australia - acquisition of Modular Engineering Pty Ltd.	2.2
Europe - dust collector systems	(1.9)
Europe, Middle East & Africa - aviation and marine filters	(0.5)
All other, net	(0.3)
Increase in foreign net sales	$14.0

•
Sales of natural gas vessels and aftermarket filters in Latin America, primarily Brazil, increased by $14.5 million, or over 250%, in 2013 compared to 2012 due to filtration system sales for several large onshore and off-shore oil and gas installations and strong growth in aftermarket filtration sales by our PECOFacet subsidiary.

•	The increase in sales in Australia in 2013 was driven by our acquisition of Modular Engineering Pty Ltd. in the second quarter of fiscal 2012.

•
Lower dust collection system sales in 2013 compared to 2012 were primarily the result of lower sales of Dust Hog® weld fume collection systems and Smog Hog® industrial mist collection systems by our United Air Specialists subsidiary, which we believe resulted from lower general industrial activity in Europe due to weak macroeconomic conditions.

The decrease in U.S. net sales for the Industrial/Environmental Filtration segment in 2013 from 2012 is detailed as follows:

(Dollars in millions)	Net Sales
Air filters	$(7.4)
Oil drilling and other industrial filters	(4.0)
Filtration media sales through TransWeb	(3.0)
Dust collector systems	(1.5)
Natural gas vessels and aftermarket filters	3.9
Aviation vessels and aftermarket filters	3.6
Aerospace filters	2.0
Filter sales through Total Filtration Services ("TFS")	1.8
All other, net	(0.7)
Decrease in U.S. net sales	$(5.3)

•
Lower sales of air filtration products in 2013 compared to 2012 was due to lower sales of heating, ventilation and air conditioning filters to various commercial and industrial customers and lower swine filtration sales to agricultural customers.

•
The decrease in sales to the oil drilling and other industrial filter markets in 2013 was primarily due to lower sales of sand control screen filters to the oil and gas drilling industry and lower sales of sintered metal filtration products for industrial fluid processing and power applications.

•	Lower sales of filtration media at TransWeb was primarily the result of lost business from a significant customer, which we believe selected an alternate primary source of supply.

•
Lower dust collection system sales in 2013 were the result of lower sales of Smog Hog® oil mist collector products and Dust Hog® industrial dust and fume collector products by our United Air Specialists subsidiary.

•
Higher sales to the natural gas market in 2013 were driven by an increase in natural gas vessel and replacement filter element sales arising from increased natural gas extraction and transportation activity throughout the U.S., including at various shale gas basins.

•
Higher sales in the aviation market in 2013 compared to 2012 resulted from increased sales of commercial and military aviation filtration products, including filter separators, coalescers and replacement cartridges used at various filtration points related to the storage, transportation and dispensing of aviation fuel.

•	The increase in aerospace filtration sales in 2013 was driven by higher sales of hydraulic, air, waste tank and other aerospace filters to commercial and military customers.

•
Higher sales at our TFS distribution subsidiary in 2013 compared to 2012 were primarily the result of higher liquid and air filter sales to a variety of customers, including those in the automotive, heavy equipment and food & beverage industries.

Cost of Sales

Cost of sales increased $10.4 million, or 3%, in 2013 compared to 2012. This increase was greater than the 2% increase in net sales. As a result, our gross margin decreased to 32.4% in 2013 from 33.3% in 2012. This decrease in gross margin in 2013 was primarily due to a $4.6 million loss on disposal of equipment at our air filtration business in 2013. Other major components of cost of sales, including raw material, direct labor and manufacturing overhead, remained relatively flat as a percentage of net sales in 2013 compared to 2012. Although we realized some reductions in material and labor costs through our continuous improvement initiatives, and we raised selling prices in certain of our markets including HVAC air filters, we also experienced increased material costs due to an increase in the sales mix of natural gas vessels--which carry higher material content in comparison to filter elements and other replacement filters--and lower absorption of fixed manufacturing overhead due to lower sales of air filtration products and lower sales of filtration media.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.8 million, or 1%, in 2013 compared to 2012. This increase was primarily the result of $1.4 million higher various expenses to support our domestic and international growth, $1.3 million higher legal, investment advisory and other professional services costs, $0.9 million higher employee costs and $0.9 million higher bad debt expenses, partially offset by $1.7 million lower employee costs related to stock-based compensation and pension and postretirement benefits, a $1.4 million decline in compensation related to our profit sharing program and lower health care and self-insured employee medical costs. With selling and administrative expenses increasing 1% while our net sales increased 2%, we reduced our selling and administrative expenses as a percentage of net sales to 21.2% in 2013 from 21.4% in 2012.

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

Packaging Segment

(Dollars in thousands)	2013	2012	2011	2013 v 2012			2012 v 2011
	(52 weeks)	(52 weeks)	(53 weeks)	$ Change	% Change		$ Change	% Change
Net sales	$74,000	$76,794	$93,563	$(2,794)	(4)%		$(16,769)	(18)%
Cost of sales	59,994	62,283	73,384	(2,289)	(4)%		(11,101)	(15)%
Gross profit	14,006	14,511	20,179	(505)	(3)%		(5,668)	(28)%
Selling and administrative expenses	7,731	8,216	9,779	(485)	(6)%		(1,563)	(16)%
Operating profit	$6,275	$6,295	$10,400	$(20)	—%		$(4,105)	(39)%

Gross margin	18.9%	18.9%	21.6%		—	pt		(2.7)	pt
Selling and administrative percentage	10.4%	10.7%	10.5%		(0.3)	pt		0.2	pt
Operating margin	8.5%	8.2%	11.1%		0.3	pt		(2.9)	pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

2013 versus 2012

Net Sales

The $2.8 million, or 4%, decrease in net sales for our Packaging segment in 2013 compared to 2012 is detailed in the following tables:

Volume	(5)%
Pricing	1%
(4)%

(Dollars in millions)	Net Sales
Film packaging	$(2.0)
Confection packaging	(1.9)
Decorated flat sheet metal products	(1.4)
Spice packaging	2.7
All other, net	(0.2)
Decrease in net sales	$(2.8)

The decline in net sales at our Packaging segment in 2013 compared to 2012 was primarily driven by lower sales of film packaging, confection packaging and decorated flat sheet metal products, partially offset by increased sales of spice packaging containers. Lower sales of film packaging products in 2013 was caused by lower sales of metal lithography film cannisters due to a continued migration within the film industry from analog to digital technologies, which we anticipate will continue to drive sales in this product category lower going forward. Lower sales of confection packaging products in 2013 were primarily due to the loss of a significant customer. Lower sales of decorated flat sheet metal products included lower holiday promotion sales. The increase in spice packaging sales in 2013 compared to 2012 was due to increased order volume from both branded and private label customers.

Cost of Sales

Cost of sales declined $2.3 million, or 4%, in 2013 compared to 2012. This decline was primarily the result of the 4% decline in net sales. Gross margin remained flat at 18.9% in 2013 and 18.9% in 2012.

Selling and Administrative Expenses

Selling and administrative expenses declined $0.5 million, or 6%, in 2013 compared to 2012. This reduction was primarily the result of $0.3 million lower professional services costs, $0.3 million lower bad debt expenses and $0.2 million lower employee costs related to stock-based compensation and pension and postretirement benefits, partially offset by $0.3 million higher compensation related to our profit-sharing program in 2013.

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

Completion of Acquisitions in Fiscal Year 2014

As previously noted, on December 16, 2013, the Company completed its acquisition of the Air Filtration business of GE (now operated as CLARCOR Industrial Air). The purchase price paid to GE at closing was approximately $258.7 million in cash and is subject to a post-closing adjustment based on the working capital of the business as of the closing. In addition, as noted above, on December 3, 2013, the Company acquired the Bekaert Business. The purchase price for the Bekaert Business was approximately $7.4 million and is subject to a post-closing adjustment based on the working capital of the business as of the closing.

The GE Air Filtration business expands our core filtration portfolio to include gas turbine, industrial air and membrane products and technology. The GE Air Filtration gas turbine business has a strong aftermarket filter base and a growing presence in first-fit systems, which we expect to support future growth in the aftermarket going forward. In addition, the GE Air Filtration industrial air business introduces us to new industrial filtration markets, technologies and products, and we believe we will be able to leverage existing CLARCOR filtration products into this business's highly diversified customer base. Finally, although the membrane products and technology business is the smallest of the three business lines acquired in the GE Air Filtration acquisition, we believe additional focus with membrane products and technology will allow us to unlock value in that business. In addition, the Bekaert Business was acquired to expand the technical capabilities of Purolator Advanced Filtration Group, to improve the product offerings that the Company brings to market and help us to continue to grow in Europe and in Asia. We believe these strategic acquisitions continue to diversify our core filtration portfolio.

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our credit agreement, including our five-year multicurrency revolving credit facility ("Credit Facility"), will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures, including the expansion of facilities, provide for interest and principal payments related to debt agreements, fund pension contributions and repurchase our common stock. We completed two acquisitions in December 2013 and will continue to assess acquisition opportunities in related filtration businesses. Any such acquisitions could affect operating cash flows and require changes in our debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings.

Cash, cash equivalents and restricted cash increased $226.3 million to $412.3 million at the end of 2013 from $186.1 million at the end of 2012. Of the $412.3 million of cash held at the end of 2013, $150.0 million represents borrowings entered into by the Company to partially fund our acquisition of GE's Air Filtration business (now operated as CLARCOR Industrial Air), which we completed on December 16, 2013 for a purchase price of approximately $258.7 million, subject to a post-closing adjustment based on the working capital of the business as of the closing date. Also, of the $412.3 million of cash held at the end of 2013 approximately $99.8 million was held at entities outside of the U.S. We used approximately $28.0 million of this cash to fund the acquisition of certain non-U.S. assets of GE's Air Filtration business (now operated as CLARCOR Industrial Air). Although we plan to use our remaining cash held at entities outside of the U.S. at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes. Cash and cash equivalents are held by financial institutions throughout the world. We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

We entered into the Credit Facility in April 2012, under which we may borrow up to $150.0 million under a selection of currencies and rate formulas. The Credit Facility also includes a $10.0 million swing line sub-facility and a $50.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. In November 2013, we entered into a credit agreement amendment to include a $100.0 million term loan facility (the "Term Loan Facility"), whose maturity date is April 2017. We believe the financial institutions that are party to this agreement have adequate capital resources and will be able to fund future borrowings under the Credit Facility and Term Loan Facility. At our election, the interest rate under the Credit Facility and Term Loan Facility is based upon either a defined base rate or LIBOR plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility and Term Loan Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility and Term Loan Facility also contain certain covenants customary to such agreements, as well as customary events of default.

At the end of 2013, we had $100.0 million outstanding on the the Term Loan Facility with a weighted average interest rate including margin of approximately 0.92% and we had $50.0 million outstanding on the Credit Facility with a weighted average interest rate including margin of approximately 0.71%. We entered into these borrowings to fund a portion of the cost of our acquisition of the GE Air Filtration business (now operated as CLARCOR Industrial Air). At November 30, 2013, we also had $16.0 million outstanding on the $50.0 million letter of credit subline.  Accordingly, we had approximately $134.0 million available for further borrowing at the end of 2013. The Company repaid the outstanding balance on the Credit Facility on December 27, 2013. Our Term Loan Facility expires in April 2017, although we anticipate earlier repayment through cash generated through our operations.

Total long-term debt of $166.6 million at the end of 2013 included $100.0 million outstanding on the Term Loan Facility, $50.0 million outstanding on the Credit Facility, $15.8 million outstanding on industrial revenue bonds and $0.8 million of other long-term debt.  At the end of 2013 we were in compliance with all financial covenants as included in our Credit Facility and Term Loan Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 13.9% at the end of 2013 compared to 1.8% at the end of 2012.

Our current ratio of 4.3 at the end of 2013 was greater than the current ratio of 3.7 at the end of 2012. This increase was primarily the result of a $237.5 million increase in total current assets, including the $226.3 million increase in cash, cash equivalents and restricted cash as described above, a $10.4 million increase in accounts receivable and a $7.5 million increase in inventory, partially offset by a $50.0 million increase in the current portion of long-term debt, as described above.

We had 50.4 million shares of common stock outstanding at the end of 2013 compared with 49.7 million at the end of 2012.  This 0.7 million increase was due to our issuance of 1.2 million shares in conjunction with incentive plans during 2013, offset in part by the repurchase of 0.5 million shares during 2013.  Shareholders’ equity increased to $1,032.9 million at the end of 2013 from $901.8 million at the end of 2012.  This $131.0 million increase was driven by net earnings of $118.3 million, stock issued and stock compensation expense pursuant to incentive plans of $47.5 million, pension and other postretirement benefits adjustments of $21.0 million and currency translation adjustments of $0.9 million, partially offset by dividend payments of $29.0 million and our repurchase of common stock of $27.7 million.

Cash Flow 2013 versus 2012

Net cash provided by operating activities decreased $0.6 million in 2013 to $135.2 million from $135.8 million in 2012. This decrease was primarily due to a $5.0 million decrease in net earnings, a $7.3 million increase in the decline in pension and postretirement healthcare benefit plan liabilities and a $3.4 million increase in cash required for accounts receivable, partly offset by a $14.0 million decline in cash required for accounts payable. Our pension and postretirement healthcare benefit plan contributions in 2013 included $21.2 million of contributions related to pension benefits paid in 2013 under our U.S. combined nonqualified pension plan to our former Executive Chairman, who retired from the Company at the end of 2012.

Net cash used in investing activities was $42.1 million in 2013 and $42.1 million in 2012. In 2013 we had an $8.2 million increase in capital expenditures compared to 2012, primarily due to approximately $10.3 million expended in 2013 related to the construction of a new oil & gas filtration research and manufacturing center for our Industrial/Environmental filtration business in Mineral Wells, Texas and $8.5 million to acquire a new manufacturing, warehousing and office facility for our Engine/Mobile filtration business in Runcorn, Chesire, England. This increase in capital expenditures was offset by a $5.4 million decline in payments related to business acquisitions and a $2.8 million increase in proceeds from the disposition of plant assets in 2013.

Net cash provided by financing activities increased $197.5 million to $132.6 million of net cash provided in 2013 from $64.9 million of net cash used in 2012. This increase was primarily due to $150 million of borrowings in 2013 under our revolving credit and term loan facilities to fund a portion of our December 2013 acquisition of GE's Air Filtration business (now operated as CLARCOR Industrial Air). We also experienced an increase of $28.6 million in proceeds received from the issuance of common stock pursuant to employee incentive plans and an increase in excess tax benefits from stock-based compensation of $6.5 million in 2013 compared to 2012, both of which were driven by an increase in the amount of stock options exercised in 2013 compared to 2012. Payments for our repurchase of common stock also decreased by $9.6 million to $27.7 million in 2013 from $37.3 million in 2012. We also had a $6.5 million decline in payments made for business acquisition-related seller financing. These effects were partially offset by a $3.8 million increase in cash dividends paid, which increased to $28.7 million in 2013 from $24.9 million in 2012.

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

Net cash used in investing activities increased $8.6 million in 2012 to $42.1 million from $33.5 million in 2011. This increase was primarily due to $14.0 million of increased capital expenditures, including approximately $13.3 million of investments in our Engine/Mobile filtration manufacturing facility in Yankton, South Dakota, partly offset by a $5.7 million decline in payments related to business acquisitions.

Net cash used in financing activities increased $19.3 million to $64.9 million in 2012 from $45.5 million in 2011. This increase was primarily due to a $8.0 million increase in payments for our repurchase of common stock, which increased to $37.3 million in 2012 from $29.3 million in 2011, a $3.0 million increase in cash dividends paid, which increased to $24.9 million in 2012 from $22.0 million in 2011 and a $3.0 million increase in payments related to business acquisitions. We also received $2.0 million less from the issuance of common stock pursuant to employee incentive plans in 2012 compared to 2011, and excess tax benefits from stock-based compensation declined by $3.1 million in 2012 compared to 2011, both of which were driven by a decline in the amount of stock options exercised in 2012 compared to 2011.

Fiscal Year 2014

In December 2013 we completed the acquisition of the Air Filtration business of General Electric Company's Power and Water division for approximately $258.7 million in cash, which we funded with cash on hand, $50.0 million of borrowings under our multicurrency revolving credit agreement and $100.0 million of borrowings under a term loan facility. We repaid $50.0 million of these borrowings on December 27, 2013, and anticipate making additional repayments in 2014 using cash generated from operations.

In 2011 we announced that we intend to invest approximately $28.0 million in 2011 through 2014 to expand our manufacturing facility in Yankton, South Dakota to add capacity to produce heavy-duty engine filters. This additional capacity will support sales growth in the U.S. and for export. Through the end of 2013 we had invested approximately $16.6 million in this facility. This additional capacity became operational in 2013, and we anticipate that additional equipment will be added through 2015.

In January 2013 we announced that we intend to invest approximately $40.0 million in our Engine/Mobile Filtration segment to build a new warehouse and distribution center adjacent to our manufacturing facility in Kearney, Nebraska. The project is anticipated to take approximately two years to complete. Through the end of 2013 we had incurred approximately $1.1 million in costs related to this project.

We expect to incur approximately $6.0 million of incremental costs in 2014 at our corporate level, and allocate such costs to our reporting segments, including for research and development, for the investigation of the potential implementation of a global enterprise resource planning ("ERP") system and for other growth-related infrastructure. We view these incremental costs as investments for the future to facilitate the execution of our long-term strategic growth initiatives.

We have no material long-term purchase commitments.

We will continue to assess repurchases of our common stock.  In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period.  During 2013, we repurchased and retired 0.5 million shares of our common stock for $27.7 million at an average price of $51.88 per share.  During 2012, we repurchased and retired 0.8 million shares of our common stock for $37.3 million at an average price of $47.07 per share.  At the end of 2013, there was approximately $241.3 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, debt repayments, capital expenditures, acquisitions, interest rates and the market price of our common stock.

The following table summarizes our current fixed cash obligations as of the end of fiscal year 2013 for the years indicated:

	Payments Due by Period as of November 30, 2013
(Dollars in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Pension plan and other post-retirement contributions	$18.9	$0.7	$0.4	$9.4	$8.4
Operating leases	43.8	17.0	14.5	5.2	7.1
Open purchase orders	76.7	73.4	2.9	0.4	—
Long-term debt	166.6	50.2	8.9	100.1	7.4
Interest on long-term debt	6.4	1.3	4.0	0.7	0.4
Acquisition commitments	266.1	266.1	—	—	—
Total	$578.5	$408.7	$30.7	$115.8	$23.3

Acquisition commitments as reflected in the table above represent payment obligations as of the end of fiscal year 2013 related to our acquisitions of the GE Air Filtration business (now operated as CLARCOR Industrial Air) and the Bekaert Business, each of which acquisitions were completed in December 2013 (see Note Q to the Consolidated Financial Statements).

Anticipated payments pursuant to our pension plans and for other post-retirement benefits as reflected in the table above are based upon the assumption that we make the minimum required contributions and also make additional contributions to maintain a funded percentage of at least 80% for each plan.  Future estimates of our pension plan contributions may change significantly depending upon the actual rate of return on plan assets, discount rates and regulatory requirements.

Interest payments on our variable rate debt as reflected in the table above are determined based upon current interest rates and for the Credit Facility are based on projected future interest rates and assume that no additional borrowings or payments will be made on our Credit Facility during the periods presented.

At the end of fiscal year 2013, our gross liability for uncertain income tax provisions was $2.2 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements.  We had no variable interest entity or special purpose entity agreements during 2013 or 2012.

OTHER MATTERS

Additional Week in 2011

In addition to the GAAP results provided throughout this annual report, this Management's Discussion and Analysis of Financial Condition and Results of Operations includes non-GAAP net sales, non-GAAP operating profit, non-GAAP net earnings and non-GAAP diluted earnings per share for fiscal 2011 which exclude the impact of having an additional week in fiscal 2011 in comparison to fiscal 2013 and fiscal 2012. These non-GAAP financial measures are not in accordance with, nor an alternative for, generally accepted accounting principles in the United States. The GAAP measures most directly comparable to these non-GAAP net sales, non-GAAP operating profit, non-GAAP net earnings and non-GAAP diluted earnings per share figures are net sales, operating profit, net earnings and diluted earnings per share, respectively.

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

	2013	2012	2011	2012 vs 2011
(Dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)	$ Change	% Change
Net sales	$1,130,770	$1,121,765	$1,104,635	$17,130	2%
Operating profit	174,616	182,714	177,357	5,357	3%
Net earnings attributable to CLARCOR	118,076	122,986	121,342	1,644	1%
Diluted earnings per common share attributable to CLARCOR	$2.34	$2.42	$2.37	$0.05	2%
Percentages:
Operating margin	15.4%	16.3%	16.1%		0.2	pt
Net earnings margin	10.4%	11.0%	11.0%		—	pt

The additional week amounts shown are estimates based on the number of weeks in the fourth quarter of fiscal year 2011 and do not consider certain factors or allocations that may occur only on an annual basis. The estimated amounts are based on the average week for the actual 2011 fourth quarter rather than the specific last week of the 2011 fourth quarter. These non-GAAP financial measures may have limitations as analytical tools, and the Company does not intend these measures to be considered in isolation or as a substitute for the related GAAP measures. Following are reconciliations to the most comparable GAAP financial measures of these non-GAAP financial measures.

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

The following lists the most critical accounting estimates used in preparing the Consolidated Financial Statements which require us to use significant judgment and estimates of amounts that are inherently uncertain:

•
Goodwill and Indefinite-lived Intangible Assets – At November 30, 2013 we had $284.0 million of goodwill and indefinite-lived intangible assets, representing 20% of our total assets. At November 30, 2012 we had $284.3 million of goodwill and indefinite-lived intangible assets, representing 24% of our total assets. We review goodwill for impairment annually during the fourth quarter and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These reviews of fair value involve judgment and estimates of discount rates, terminal values, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions.  All goodwill is allocated to a reporting unit component at the time of acquisition.  We have determined that the reporting unit components meet the criteria for aggregation into five reporting units.  These reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods.  In performing our impairment reviews, we estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows using market participant based assumptions.  We further analyzed various discount rates, transaction and capital market multiples and cash flows for aggregated reporting units to assess the reasonableness of our estimates and assumptions. Using the relief-from-royalty method, we assess our trademarks and trade names for impairment on an annual basis during the fourth quarter or more often if an event occurs or changes in circumstances indicate that the carrying amount of indefinite-lived intangible assets may not be recoverable. These reviews of fair value involve judgment and estimates, including projected revenues, royalty rates and discount rates.  We believe our valuation techniques and assumptions are reasonable for this purpose.  We have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets.  The results of our analysis performed as of November 30, 2013 indicated that the estimated fair value of each reporting unit and indefinite-lived intangible asset was substantially in excess of its carrying value and, accordingly, no impairment existed. Also, based on a decline in the net sales of our TransWeb business, in the third quarter of 2013 we performed an impairment review of the related indefinite-lived intangible assets ($0.9 million carrying value) and determined that the estimated future cash flows of the relevant asset group were substantially more than the carrying value and no impairment existed. We also performed an impairment review of the goodwill at the related reporting unit, and determined that the estimated fair value of the reporting unit exceeds its book value and no impairment existed. There were no goodwill or indefinite lived intangible asset impairment charges recorded in fiscal years 2013, 2012 or 2011.

•
Definite-lived Intangible Assets – At November 30, 2013 we had $47.2 million of definite-lived intangible assets, net of accumulated amortization, representing 3% of our total assets. At November 30, 2012 we had $53.3 million of definite-lived intangible assets, net of accumulated amortization, representing 4% of our total assets. We review definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the definite-lived intangible assets may not be recoverable. Based on a decline in the net sales of our TransWeb business, in the third quarter of 2013 we performed an impairment review of the related definite-lived intangible assets ($9.3 million carrying value) and determined that the estimated future cash flows of the relevant asset group were sufficient to cover the carrying value and no impairment existed. Our analysis includes management judgment and estimates related to the future cash flows, which we believe are reasonable.

•
Allowance for Losses on Accounts Receivable – Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which we sell and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends.  Our concentration of risk is also monitored and at the end of 2013, the largest outstanding customer account balance was $6.0 million and the five largest account balances totaled $23.9 million.  The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations.

•
Pensions – Our pension net periodic benefit expense and related obligations are determined using a number of significant actuarial assumptions, including those related to discount rates, long-term rates of return on pension plan assets and rates of compensation increases.  The discount rate assumption is intended to reflect the rate at which the pension benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plans. The discount rates used for each plan were based on the Citigroup Pension Discount Curve.  The projected benefit payments in each year were discounted using the appropriate spot rate from the curve.  For each plan, a single discount rate was determined that produced the same total discounted value.  That rate, rounded to 25 basis points, was the discount rate selected for the plan.  At November 30, 2013 the 4.5% discount rate used for the qualified plans for U.S. employees and the 3.25% discount rate used for the non-qualified plans for U.S. employees were selected as the best estimates of the rates at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plans using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits.  The 7.5% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.  The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the qualified plan.  The mortality table for the qualified plans is determined based on the actuarial table that is most reflective of the expected mortality of the plan participants.  The mortality table adopted (RP 2000 Projected) was developed for pension plans by a Society of Actuaries study.  The mortality table used for the nonqualified pension plan is specified by the plan agreement.  The assumptions are similarly determined for each pension obligation.  Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation.

In 2014, a 0.25% reduction in the discount rate would result in additional expense of approximately $0.3 million and a 0.25% reduction in the expected return on plan assets would result in additional expense of approximately $0.4 million for our qualified defined benefit pension plans for U.S. covered employees.  Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.  The unrecognized net actuarial loss of $48.9 million at year-end 2013 is due primarily to changes in assumptions related to discount rates and expected asset returns compared to actual asset returns.  This actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans.  See Note I to the Consolidated Financial Statements.

•
Income Taxes – We are required to estimate and record income taxes payable for each of the U.S. and international jurisdictions in which we operate.  This process involves estimating actual current tax expense and assessing temporary differences resulting from differing accounting treatment between tax and book which result in deferred tax assets and liabilities.  In addition, accruals are also estimated for federal, state and international tax transactions for which deductibility is subject to interpretation.  Taxes payable and the related deferred tax differences may be impacted by changes to tax laws, changes in tax rates and changes in taxable profits and losses.  Reserves are also estimated for uncertain tax positions that are currently unresolved.  We routinely monitor the potential impact of such situations and believe that we are properly reserved, where appropriate.

Environmental Matters and Climate Change and Energy Legislation Regulation

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). The amendments do not change the current requirement for reporting net income or other comprehensive income in financial statements; however, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2012, although early adoption is permitted. The Company does not expect the adoption of this guidance on the first day of fiscal year 2014 to have a material impact on its Consolidated Financial Statements.

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

Forward Looking Statements

This 2013 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements made in this 2013 Form 10-K, other than statements of historical fact, are forward-looking statements.  You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•
statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including the acquisitions of the GE Air Filtration business and the Bekaert Business;

•	statements regarding our current cost structure positions and ability to capitalize on anticipated growth initiatives, including the expansion of facilities;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources, borrowing capacity and compliance with financial covenants under the Credit Facility and the Term Loan Facility;

•	statements regarding anticipated payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to the anticipated outcome of the 3M lawsuit referenced in Note L; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, (15) legal challenges with respect to intellectual property, and (16) other factors described in more detail in the “Risk Factors” section of this 2013 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may differ materially from our past results as a result of various risks and uncertainties, including these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements.  These statements speak only as of the date of this 2013 Form 10-K.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this 2013 Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this 2013 Form 10-K.

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

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash, cash equivalents and certain short-term, highly liquid investments.  Interest rate fluctuations could affect earnings, cash flows or the fair value of our financial liabilities.  Our debt obligations are primarily at variable rates and are denominated in U.S. dollars.  To minimize the long-term costs of borrowing, we manage our interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements and the duration of such agreements. From time-to-time, we have also made use of derivative financial instruments to manage certain interest rate risks, although we did not utilize any such derivative financial instruments in 2013 or 2012.  The $100.0 million of long-term debt outstanding on our Term Loan Facility and $50.0 million outstanding on our Credit Facility at November 30, 2013 both bear interest at variable interest rates that fluctuate with market rates. In 2014, a hypothetical 1% increase in the interest rates that apply to the average borrowings on our Term Loan Facility and Credit Facility could cause our annual interest expense to increase by approximately $1.7 million. Our return on cash and cash equivalents is also subject to interest rate risk.  Based upon the $411.6 million in cash and cash equivalents at the end of 2013, a hypothetical 0.25% change in interest rates could impact annual interest income by approximately $1.0 million.  These hypothetical changes in interest expense and interest income would increase or decrease as cash and cash equivalents increase or decrease.

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

We are also exposed to transaction risk from changes in foreign currency rates through sales and purchasing transactions when we sell products in functional currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include U.S. Dollar, Euro, British Pound Sterling, Canadian Dollar, Chinese Yuan Renminbi, Australian Dollar, Malaysian Ringgit, Mexican Peso, Brazilian Real, Moroccan Dirham and South African Rand. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency transaction risk on sales and purchasing transactions. Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in several markets that we serve, which we believe creates a natural hedge to our foreign currency exchange rate risk. In 2013, the percentages of our net sales denominated in a currency other than the U.S. Dollar were as follows:

Percentage of 2013 Net Sales
Functional currency:
Euro	7%
British Pound	3%
Chinese Yuan	3%
Canadian Dollar	3%
All other foreign currencies	8%
24%

Currency exchange rates vary daily and often one currency strengthens against the U.S. Dollar while another currency weakens.  Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.  However, if the U.S. dollar strengthened or weakened 10% relative to the currencies where our foreign income and cash flows are derived, the estimated effect on the consolidated results of operations would be $0.06 per diluted share based upon 2013 results.  The effect of changes in the average foreign currency translation rates in 2013 compared to 2012 unfavorably impacted our operating profit by approximately $0.8 million in 2013.

Commodity Prices

We are exposed to changing commodity prices, including but not limited to, steel, filter media, resins and other chemicals. Historically, since a large majority of our business units deal with aftermarket customers (as opposed to first-fit or OEM customers) where we have greater control of pricing, we have generally been able to successfully pass significant commodity price increases onto our customers. In addition, due to the nature of our aftermarket filtration products, we believe our customer demand is rather inelastic, meaning reasonable price increases do not significantly impact customer demand. In addition, our business units which manufacture filtration vessels or systems are typically able to time customer price quotations with steel purchases and are able to base quotations on actual steel costs. If we were not able to pass through commodity price increases to our customers, we estimate a 1% increase/decrease in the price of all the commodities we purchase would increase/decrease cost of sales and decrease/increase operating profit by approximately $4.4 million.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2013 Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2013, the end of the period covered by this 2013 Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company.  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of November 30, 2013.

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of November 30, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this 2013 Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required hereunder is set forth in the Proxy Statement under the captions “Election of Directors — Information Concerning Nominees and Directors” and “Corporate Governance — Committees of the Board of Directors”, and is incorporated herein by reference. Additional information required hereunder is set forth in the Proxy Statement under the caption “Beneficial Ownership of the Company’s Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required hereunder is set forth in the Proxy Statement under the captions “Compensation of Executive Officers and Other Information”, “Corporate Governance - Compensation Committee Interlocks and Insider Participation” and “Corporate Governance — Meetings and Fees” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required hereunder is set forth in the Proxy Statement under the caption “Approval of the 2014 CLARCOR Inc. Incentive Plan - Equity Compensation Plan Information” and under the captions “Beneficial Ownership of the Company’s Common Stock - Certain Beneficial Owners” and "Beneficial Ownership of the Company's Common Stock - Directors and Executive Officers" and is incorporated herein by reference.

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

(a)(3) Exhibits

2.2
Purchase Agreement, dated as of November 5, 2013, by and between the Company and General Electric Company. Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 5, 2013.

*2.2(a)	Amendment to Purchase Agreement, dated as of December 14, 2013, by and between the Company and General Electric Company.
3.1	The registrant’s Second Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007.
3.2	The registrant’s By-Laws, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 19, 2007.
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
The registrant’s Supplemental Retirement Plan (as amended and restated effective December 1, 1994).  Incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 1994. +

10.4
Form of Change in Control Agreement with each of Sam Ferrise, David J. Fallon, David J. Lindsay, Richard M. Wolfson, Christopher L. Conway and other Company executives. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on December 30, 2008 (the “2008 8-K”). +

10.4(a)	Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 1997 (the “1997 10-K”). +
10.4(b)	Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit 10.4(e) to the 1997 10-K. +
10.5	The registrant’s 1994 Incentive Plan (the “1994 Plan”) as amended through June 30, 2000. Incorporated by reference to Exhibit 10.5 to the 2000 10-K. +
10.5(a)	Amendment to the 1994 Plan adopted December 18, 2000. Incorporated by reference to Exhibit 10.5(a) to the 2000 10-K. +
10.5(b)
The registrant’s 2004 Incentive Plan (the “2004 Plan”). Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 20, 2003 for the Annual Meeting of Shareholders held on March 24, 2003. +

10.5(c)	Amendment to the 1994 Plan and to the 2004 Plan. Incorporated by reference to Exhibit 10.5(c) to the Company’s Annual Report for the fiscal year ended November 29, 2003. +
10.6(a)
Credit Agreement, dated as of April 5, 2012, by and among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent, as swing line lender and as a letter of credit issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 6, 2012.

10.6(b)
Amendment No. 1 to Credit Agreement and Amendment No. 1 to Subsidiary Guaranty, dated as of November 22, 2013, by and among the Company, the lenders party thereto and Bank of America, N. A., as administrative agent, as swing line lender and as a letter of credit issuer. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 22, 2013.

10.7
Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including grants to executive officers, made under the 2004 Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006 (the “2006 10-K”). +

10.7(a)
Form of Stock Option Agreement used by Company for certain executive officers and certain other senior members of Company management receiving stock option awards made under the 2004 Plan. Incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007. +

10.7(b)
Form of Agreement for the Issuance of Restricted Stock Units used by Company for all employees receiving restricted stock units, including executive officers, made under the 2004 Plan.   Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009. +

*10.7(c)	Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including grants to executive officers, made under the 2009 Plan.+
*10.7(d)	Form of Agreement for the Issuance of Restricted Stock Units used by Company for all employees receiving restricted stock units, including executive officers, made under the 2009 Plan.+
10.8	CLARCOR Value Added Incentive Plan. Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 9, 2007 for the Annual Meeting of Shareholders held on March 26, 2007. +
10.9
CLARCOR Inc. 2009 Incentive Plan (the "2009 Plan").  Incorporated by reference to Appendix A to the Company’s Proxy Statement dated February 13, 2009 for the Annual Meeting of Shareholders held on March 23, 2009. +

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
___________________
*    Filed or furnished herewith.
**    Submitted electronically with this 2013 Annual Report on Form 10-K
+    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 24, 2014

CLARCOR Inc.
(Registrant)
By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway
Chairman of the Board, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 24, 2014	By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway Chairman of the Board, President & Chief Executive Officer

Date: January 24, 2014	By:	/s/ DAVID J. FALLON
David J. Fallon Chief Financial Officer & Chief Accounting Officer

Date: January 24, 2014	By:	/s/ PHILLIP R. LOCHNER, JR.
Phillip R. Lochner, Jr. Director

Date: January 24, 2014	By:	/s/ WESLEY M. CLARK
Wesley M. Clark Director

Date: January 24, 2014	By:	/s/ ROBERT J. BURGSTAHLER
Robert J. Burgstahler Director

Date: January 24, 2014	By:	/s/ PAUL DONOVAN
Paul Donovan Director

Date: January 24, 2014	By:	/s/ MARK A. EMKES
Mark A. Emkes Director

Date: January 24, 2014	By:	/s/ ROBERT H. JENKINS
Robert H. Jenkins Director

Date: January 24, 2014	By:	/s/ JAMES L. PACKARD
James L. Packard Director

CLARCOR Inc.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended November 30,
2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CLARCOR Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries (the "Company") at November 30, 2013 and December 1, 2012 and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Nashville, TN
January 24, 2014

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended November 30, 2013, 2012 and 2011
(Dollars in thousands except share data)

	2013	2012	2011
Net sales	$1,130,770	$1,121,765	$1,126,601
Cost of sales	760,561	741,433	743,180
Gross profit	370,209	380,332	383,421

Selling and administrative expenses	195,593	197,618	202,154
Operating profit	174,616	182,714	181,267

Other income (expense):
Interest expense	(615)	(527)	(469)
Interest income	690	600	649
Other, net	(391)	210	(139)
	(316)	283	41

Earnings before income taxes	174,300	182,997	181,308
Provision for income taxes	55,950	59,657	56,947

Net earnings	118,350	123,340	124,361

Net earnings attributable to noncontrolling interests, net of tax	(274)	(354)	(358)

Net earnings attributable to CLARCOR Inc.	$118,076	$122,986	$124,003

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.36	$2.45	$2.46
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.34	$2.42	$2.42

Weighted average number of shares outstanding - Basic	49,988,577	50,285,480	50,501,842
Weighted average number of shares outstanding - Diluted	50,538,947	50,882,191	51,191,435

The accompanying notes are an integral part of the consolidated financial statements.

F-4

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
For the years ended November 30, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Net earnings	$118,350	$123,340	$124,361

Other comprehensive income:
Pension and other postretirement benefits --
Pension and other postretirement benefits liability adjustments	33,315	(10,240)	(12,268)
Pension and other postretirement benefits liability adjustments tax amounts	(12,286)	4,006	4,654
Pension and other postretirement benefits liability adjustments, net of tax	21,029	(6,234)	(7,614)

Foreign currency translation --
Translation adjustments	918	(1,085)	(2,010)
Translation adjustments tax amounts	—	—	—
Translation adjustments, net of tax	918	(1,085)	(2,010)

Comprehensive earnings	140,297	116,021	114,737

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(245)	(155)	(95)
Comprehensive earnings attributable to redeemable noncontrolling interests	(82)	(197)	11

Comprehensive earnings attributable to CLARCOR Inc.	$139,970	$115,669	$114,653

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2013 and 2012
(Dollars in thousands except share data)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$411,562	$185,496
Restricted cash	763	566
Accounts receivable, less allowance for losses of $9,183 for 2013 and $9,554 for 2012	224,829	214,474
Inventories	218,786	211,251
Deferred income taxes	25,313	34,693
Income taxes receivable	1,000	—
Prepaid expenses and other current assets	9,868	8,114
Total current assets	892,121	654,594

Property, plant and equipment, at cost, less accumulated depreciation	208,953	195,101
Assets held for sale	—	2,000
Goodwill	241,299	241,924
Acquired intangibles, less accumulated amortization	89,881	95,681
Other noncurrent assets	16,589	16,202
Total assets	$1,448,843	$1,205,502
LIABILITIES
Current liabilities:
Current portion of long-term debt	$50,223	$201
Accounts payable and accrued liabilities	157,538	172,262
Income taxes payable	—	2,428
Total current liabilities	207,761	174,891

Long-term debt, less current portion	116,413	16,391
Long-term pension and postretirement healthcare benefits liabilities	19,792	50,680
Deferred income taxes	64,415	51,385
Other long-term liabilities	5,753	8,571
Total liabilities	414,134	301,918

Contingencies (Note L)
Redeemable noncontrolling interests	1,836	1,754

SHAREHOLDERS' EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 120,000,000 shares, issued 50,370,541 for 2013 and 49,652,737 for 2012	50,371	49,653
Capital in excess of par value	22,278	—
Accumulated other comprehensive loss	(29,814)	(51,708)
Retained earnings	989,013	902,899
Total CLARCOR Inc. equity	1,031,848	900,844
Noncontrolling interests	1,025	986
Total shareholders' equity	1,032,873	901,830
Total liabilities and shareholders' equity	$1,448,843	$1,205,502

 The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2013, 2012 and 2011
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total
Balance, November 30, 2010	50,334,776	$50,335	$33,698	$(35,041)	$707,478	$756,470	$1,057	$757,527
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	124,003	124,003	348	124,351
Other comprehensive loss (excludes redeemable noncontrolling interests)	—	—	—	(9,350)	—	(9,350)	(253)	(9,603)
Changes in noncontrolling interests ownership	—	—	—	—	—	—	(321)	(321)
Stock options exercised	439,582	440	2,944	—	—	3,384	—	3,384
Tax benefit applicable to stock options	—	—	5,100	—	—	5,100	—	5,100
Issuance and expense of stock under award plans	54,346	54	1,947	—	—	2,001	—	2,001
Purchase and retire stock	(683,776)	(684)	(28,633)	—	—	(29,317)	—	(29,317)
Stock option expense	—	—	4,397	—	—	4,397	—	4,397
Cash dividends - $0.4350 per common share	—	—	—	—	(21,961)	(21,961)	—	(21,961)
Balance, November 30, 2011	50,144,928	$50,145	$19,453	$(44,391)	$809,520	$834,727	$831	$835,558
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	122,986	122,986	115	123,101
Other comprehensive loss (excludes redeemable noncontrolling interests)	—	—	—	(7,317)	—	(7,317)	40	(7,277)
Stock options exercised	248,374	248	3,434	—	—	3,682	—	3,682
Tax benefit applicable to stock options	—	—	2,007	—	—	2,007	—	2,007
Issuance and expense of stock under award plans	52,316	53	1,815	—	—	1,868	—	1,868
Purchase and retire stock	(792,881)	(793)	(31,516)	—	(5,011)	(37,320)	—	(37,320)
Stock option expense	—	—	4,997	—	—	4,997	—	4,997
Other	—	—	(190)	—	315	125	—	125
Cash dividends - $0.4950 per common share	—	—	—	—	(24,911)	(24,911)	—	(24,911)
Balance, November 30, 2012	49,652,737	$49,653	$—	$(51,708)	$902,899	$900,844	$986	$901,830

			(Continued)

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2013, 2012 and 2011
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total
Balance, November 30, 2012	49,652,737	$49,653	$—	$(51,708)	$902,899	$900,844	$986	$901,830
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	118,076	118,076	257	118,333
Other comprehensive earnings (excludes redeemable noncontrolling interests)	—	—	—	21,894	—	21,894	(12)	21,882
Stock options exercised	1,128,310	1,128	31,672	—	—	32,800	—	32,800
Tax benefit applicable to stock options	—	—	7,231	—	—	7,231	—	7,231
Tax benefit applicable to restricted stock	—	—	1,280	—	—	1,280	—	1,280
Issuance and expense of stock under award plans	123,594	124	2,839	—	—	2,963	—	2,963
Purchase and retire stock	(534,100)	(534)	(23,956)	—	(3,218)	(27,708)	—	(27,708)
Stock option expense	—	—	3,212	—	—	3,212	—	3,212
Cash dividends - $0.5750 per common share	—	—	—	—	(28,744)	(28,744)	(206)	(28,950)
Balance, November 30, 2013	50,370,541	$50,371	$22,278	$(29,814)	$989,013	$1,031,848	$1,025	$1,032,873

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended November 30, 2013, 2012 and 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net earnings	$118,350	$123,340	$124,361
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	26,329	25,925	26,826
Amortization	5,904	5,890	5,609
Other noncash items	1,754	(26)	368
Net loss (gain) on disposition of assets	3,862	(725)	452
Stock-based compensation expense	5,060	6,226	5,477
Excess tax benefit from stock-based compensation	(8,528)	(2,007)	(5,100)
Deferred income taxes	1,216	9,272	9,231
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(11,044)	(7,666)	(16,918)
Inventories	(7,826)	(8,320)	(16,782)
Prepaid expenses and other current assets	(1,833)	(329)	(1,864)
Other noncurrent assets	1,396	(2,836)	746
Accounts payable, accrued liabilities and other liabilities	8,363	(5,650)	(15,954)
Pension and postretirement healthcare liabilities, net	(20,616)	(13,349)	(5,958)
Income taxes	12,854	6,104	9,055
Net cash provided by operating activities	135,241	135,849	119,549

Cash flows from investing activities:
Restricted cash	(197)	240	149
Business acquisitions, net of cash acquired	—	(5,411)	(11,121)
Payments for purchase of property, plant and equipment	(44,651)	(36,468)	(22,486)
Proceeds from disposition of plant assets	3,373	534	327
Investment in affiliate	(615)	(1,023)	(596)
Proceeds from insurance claims	—	—	200
Net cash used in investing activities	(42,090)	(42,128)	(33,527)

Cash flows from financing activities:
Borrowings under multicurrency revolving credit agreement	50,000	—	—
Borrowings under term loan facility	100,000	—	—
Payments on long-term debt, including business acquisition-related seller financing	(4,037)	(10,500)	(7,490)
Payments of financing costs	(298)	(564)	—
Sale of capital stock under stock option and employee purchase plans	35,047	6,415	8,449
Payments for repurchase of common stock	(27,708)	(37,320)	(29,317)
Excess tax benefit from stock-based compensation	8,528	2,007	5,100
Dividend paid to noncontrolling interests	(206)	—	(321)
Cash dividends paid	(28,744)	(24,911)	(21,961)
Net cash provided by (used in) financing activities	132,582	(64,873)	(45,540)
Net effect of exchange rate changes on cash	333	649	(1,505)
Net change in cash and cash equivalents	226,066	29,497	38,977
Cash and cash equivalents, beginning of period	185,496	155,999	117,022
Cash and cash equivalents, end of period	$411,562	$185,496	$155,999

Cash paid during the period for interest	$374	$397	$300
Cash paid during the period for income taxes, net of refunds	$42,602	$43,821	$37,959

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

Accounting Period

The Company's fiscal year-end is the Saturday closest to November 30, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year.  The fiscal years ended November 30, 2013 and December 1, 2012 were comprised of fifty-two weeks. The fiscal year ended December 3, 2011 was a fifty-three week year.  For clarity of presentation in the Consolidated Financial Statements, all fiscal years are shown to begin as of December 1 and end as of November 30.

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

Revisions to Previously Issued Financial Statements

The Company revised its Consolidated Statements of Cash Flows for the years ended November 30, 2012 and 2011 to properly reflect payments made for business acquisition-related seller financing amounts. The revisions resulted in decreases in the previously reported caption "Business acquisitions, net of cash acquired," a cash outflow from investing activities, of approximately $9,082 and $5,637 in 2012 and 2011, respectively, and increases in the caption "Payments on long-term debt, including business acquisition-related seller financing," a cash outflow from financing activities, of $9,082 and $5,637 in 2012 and 2011, respectively. The Company will also revise its Consolidated Statements of Cash Flows for the three and six-month periods ended March 2, 2013 and June 1, 2013 by approximately $2,281 and $3,811 respectively, the next time they are filed, to similarly decrease cash outflows from investing activities and increase cash outflows from financing activities. The foregoing revisions are not material to any prior periods' Consolidated Statement of Cash Flows and have no impact on the Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Earnings or Consolidated Statements of Comprehensive Earnings.

Foreign Currency Translation and Transactions

Financial statements of foreign subsidiaries are translated into U.S. dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period and equity accounts are translated at historical rates.  Net exchange gains or losses resulting from the translation of foreign financial statements are presented in the Consolidated Statements of Comprehensive Earnings. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Other, net, included in Other income (expense), includes net foreign currency transaction (losses) gains of $(520), $(847), and $44 in fiscal years 2013, 2012 and 2011, respectively.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company also has $1,896 and $1,839 of noncurrent restricted cash recorded in Other noncurrent assets as of November 30, 2013 and 2012, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Cash and cash equivalents and restricted cash represent financial instruments with potential credit risk.  The Company mitigates the risk by investing the assets with financially strong institutions.

Derivatives

For the years ended November 30, 2013, 2012 and 2011, the Company did not enter into any material derivative contracts.

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

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost.  The Company periodically assesses its inventories for potential excess, slow movement and obsolescence and adjusts inventory values accordingly.  Inventories are summarized as follows:

	2013	2012
Raw materials	$80,741	$75,928
Work in process	34,402	34,996
Finished products	103,643	100,327
	$218,786	$211,251

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

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

or exchanged, either individually or in combination with a related contract, asset or liability.  An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  Most of the Company’s trade names and trademarks have indefinite useful lives and are subject to impairment testing.  All other acquired intangible assets, including patents (average 13 year life), and other identifiable intangible assets with original lives ranging from 1 to 30 years, are being amortized using the straight-line method over the estimated periods to be benefited.  The Company reviews the lives of its definite-lived intangible assets at least annually during the fourth quarter, and if necessary, impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Impairment of Long-Lived Assets

The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including plant assets, associated identifiable intangible assets and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the years ended November 30, 2013, 2012 and 2011, the Company had no significant impairment losses.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustments and pension related gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through net periodic benefit costs.  The components of the ending balances of Accumulated other comprehensive loss are as follows:

	2013	2012	2011
Pension liability, net of tax	$(29,878)	$(50,890)	$(44,656)
Translation adjustments, net of tax	64	(818)	265
Accumulated other comprehensive loss	$(29,814)	$(51,708)	$(44,391)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

The Company uses the percentage of completion accounting revenue recognition method for qualifying contracts under which products are manufactured to customer specifications.  Approximately $42,002, $34,466 and $40,072 of the Company’s total revenue for fiscal year 2013, 2012 and 2011, respectively, was recognized under the percentage of completion accounting method.  Revenue is recognized on contracts utilizing the percentage of completion method based on costs incurred as a percentage of estimated total costs.  Revenue recognized on uncompleted contracts in excess of amounts billed to customers is reflected as a current asset.  Amounts billed to customers in excess of revenue recognized on uncompleted contracts are reflected as a current liability. When it is estimated that a contract will result in a loss, the entire amount of the estimated loss is accrued. The effect of revisions in costs and profit estimated for contracts is reflected in the accounting period in which the facts requiring the revisions become known.

Product Warranties

The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time existence of the claims is known and the amounts are reasonably determinable.

Research and Development

The Company charges research and development costs, relating to the development of new products or the improvement or redesign of its existing products, to expense when incurred.  These costs were approximately $11,334 in 2013, $11,811 in 2012 and $10,989 in 2011.

Insurance

Insurance coverage is obtained for certain property and casualty exposures, workers’ compensation and general liability, as well as risks that require insurance by law or contract.  The Company self-insures for certain other insurable risks, primarily employee medical coverage, which the Company carries insurance for certain losses above specified amounts.  Liabilities are determined using estimates, including actuarial where applicable, of the aggregate liability for claims incurred and an estimate of incurred but not reported claims, on an undiscounted basis.

Guarantees

At November 30, 2013 and 2012, the Company had letters of credit totaling $28,541 and $23,307, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations.  The Company believes that no payments will be required resulting from these obligations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

In June 2011, the FASB issued amendments to its comprehensive income guidance to (a) improve the comparability, consistency and transparency of financial reporting, (b) increase the prominence of items reported in other comprehensive income and (c) facilitate the convergence of U.S. GAAP with International Financial Reporting Standards ("IFRS"). The amendments require all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The required amendments, pursuant to the guidance, must be applied retrospectively. In December 2011, the FASB issued amendments to defer certain presentation requirements of the initial guidance. The guidance is effective for fiscal years and interim periods within those years, beginning after December 15, 2011, although early adoption is permitted. The adoption of this guidance on the first day of fiscal year 2013 resulted in the presentation of the Consolidated Statements of Comprehensive Earnings, but did not have a material effect on the Company’s financial position or results of operations.

B.    BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

On May 9, 2012, the Company acquired 100% of the shares of Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing. On May 8, 2013, another installment of the purchase price in the amount of $1,530 was paid. The remaining purchase price will be paid on the second anniversary of the closing date. Modular, a manufacturer of pressure vessels, process and storage tanks and other natural gas filtration products and distributor of aftermarket elements, is located in Henderson, Western Australia. The acquisition of Modular gave the Company first-fit manufacturing capabilities in Western Australia, as well as a platform for aftermarket growth throughout the region. Modular has been combined into an existing Company subsidiary, which is part of the Company's Industrial/Environmental Filtration segment. An allocation of the purchase price for the acquisition was made to major categories of assets and liabilities. Acquired finite-lived intangible assets of $2,552 were recorded in connection with the purchase. The $5,339 excess of the initial purchase price over the estimated fair value of the assets acquired and liabilities assumed was recorded as goodwill, which is not deductible for income tax purposes. Net sales and Operating profit (loss) attributable to Modular for the years ended November 30, 2013 and 2012 were as follows:

	2013	2012
Net sales	$7,035	$5,314
Operating profit (loss)	$(1,513)	$149

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

On December 29, 2010, the Company acquired 100% of the outstanding membership interests in TransWeb LLC (“TransWeb”), a privately-owned manufacturer of media used in a variety of end-use applications, including respirators and HVAC filters.  Founded in 1996 and based in Vineland, New Jersey, TransWeb supplied media to a subsidiary of the Company for several years.  TransWeb was acquired to expand the Company’s technology capabilities in the area of media development and to enhance the product offerings of the Company's filtration operating companies.  TransWeb’s results are included in the Industrial/Environmental Filtration segment from the date of acquisition.  The base purchase price to acquire TransWeb of $30,017, excluding cash acquired, included a $17,000 liability due to the former owners of TransWeb, which payment could be reduced dollar-for-dollar for qualifying costs incurred by the Company in connection with the 3M litigation (see Note L).  Since the acquisition, the Company has expensed legal costs in connection with the 3M litigation and simultaneously recorded the recovery of such costs from the former owners through a reduction of the liability due to the former owners and a corresponding reduction in legal expense. As of the date of this filing, the qualifying costs incurred by the Company have exceeded $17,000, and, as such, no further payments are due to the former owners of TransWeb. The Company incurred legal charges of $2,113, $10,140 and $6,329, respectively, during the years ended November 30, 2013, 2012, and 2011 related to the 3M litigation, of which $17,000 has been applied against the $17,000 liability due to the former owners of TransWeb, and the remaining amount of $1,582 expensed and included in Selling and administrative expenses in the Consolidated Statement of Earnings for the year ended November 30, 2013. Also, a contingent liability for a potential earn-out payment to one of the former owners of $1,018 was recorded on the acquisition date at fair value by applying the income approach. During 2013, the Company reduced the fair value of the contingent earn-out payment to $0, based on changes in the projected earnings of TransWeb.  Further, the Company assumed existing long term debt of $1,544, which was immediately repaid in connection with the closing, and paid the balance of the purchase price with available cash.  The Company recorded $13,000 of intangible assets in connection with the acquisition, excluding goodwill, and recorded the excess of cost over the fair value of the net tangible and intangible assets acquired of $7,976 as goodwill, which is deductible for income tax purposes.  The Company also incurred costs of $141 related to the acquisition which were included in Selling and administrative expenses in the Consolidated Statements of Earnings for the year ended November 30, 2011. Net sales and Operating profit (loss) attributable to TransWeb for the years ended November 30, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Net sales	$5,400	$8,607	$13,022
Operating profit (loss)	$(2,262)	$(378)	$2,552

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

Investments

The Company owns 30% of BioProcess H2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, for $4,000.  During the years ended November 30, 2013 and 2012 , the Company did not make any additional investments. During the year ended November 30, 2011, the Company invested an additional $150. Of the additional amounts invested, $21 has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Balance Sheets. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $3,097 and $3,137, at November 30, 2013 and 2012, respectively, included in Other noncurrent assets in the Consolidated Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH based on the percentage of ownership, as well as the receipt of any dividends.  The Company did not receive any dividends from BPH during the years ended November 30, 2013, 2012, or 2011  The equity investment is periodically reviewed for indicators of impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company also owns a 15.62% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the years ended November 30, 2013, 2012 and 2011, the Company invested an additional $392, $1,114 and $300, respectively, all of which the Company had funded as of November 30, 2013. The investment, with a carrying amount of $2,204 and $1,812, at November 30, 2013 and November 30, 2012, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the years ended November 30, 2013, 2012, and 2011 the Company received dividends of $0, $1,200, and $0 from Algae, which are included in Other, net, in the accompanying Consolidated Statements of Earnings.

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA ("SINFA"), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, which is included in the Engine/Mobile Filtration segment.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  As of November 30, 2013, neither the Company nor the noncontrolling interest owners had exercised the purchase option. The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Balance Sheets.  The Redeemable noncontrolling interests is reflected at its carrying value, which is greater than its estimated redemption price. The Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable. The Company has not recorded any accretion to date.

C.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following assets at November 30, 2013 and 2012:

	2013	2012
Land	$9,444	$9,326
Buildings and building fixtures	119,207	107,857
Machinery and equipment	388,669	372,358
Construction in process	24,420	20,578
	541,740	510,119
Accumulated depreciation	(332,787)	(315,018)
	$208,953	$195,101

At November 30, 2012, land of $398 and building and building fixtures of $1,602 related to one Kentucky plant were classified as Assets held for sale. Those assets were sold on March 29, 2013 for $2,211, resulting in a gain of $211, which is included in Cost of sales in the Consolidated Statement of Earnings for the year ended November 30, 2013.

During the third quarter of 2013, the Company made the decision to dispose of certain equipment at our air filtration operations, resulting in a loss of $4,631, which is included in Cost of sales in the Consolidated Statement of Earnings for the year ended November 30, 2013.

At November 30, 2013 and 2012, additions to property, plant and equipment totaling $1,700 and $1,668 were included in Accounts payable and accrued liabilities.  During the years ended November 30, 2013 and 2012, additions to property, plant and equipment of $270 and $826, respectively, were acquired under capitalized leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

D.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The following table reconciles the activity for goodwill by segment for fiscal years 2013 and 2012.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2011	$21,087	$214,443	$—	$235,530
Acquisitions	—	5,596	—	5,596
Currency translation adjustments	506	292	—	798
November 30, 2012	$21,593	$220,331	$—	$241,924
Acquisitions	—	—	—	—
Currency translation adjustments	275	(900)	—	(625)
November 30, 2013	$21,868	$219,431	$—	$241,299

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

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2013
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$42,058	$—	$42,661

Finite Lived Intangibles:
Trademarks - finite lived, gross	307	488	—	795
Accumulated amortization	(104)	(329)	—	(433)
Trademarks - finite lived, net	$203	$159	$—	$362

Customer relationships, gross	$4,309	$45,244	$—	$49,553
Accumulated amortization	(1,870)	(20,161)	—	(22,031)
Customer relationships, net	$2,439	$25,083	$—	$27,522

Other acquired intangibles, gross	$243	$39,894	$—	$40,137
Accumulated amortization	(243)	(20,558)	—	(20,801)
Other acquired intangibles, net	$—	$19,336	$—	$19,336

Total finite lived intangible assets, net	$2,642	$44,578	$—	$47,220
Acquired intangible assets, less accumulated amortization	$3,245	$86,636	$—	$89,881

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2012
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$41,729	$—	$42,332

Finite Lived Intangibles:
Trademarks - finite lived, gross	300	488	—	788
Accumulated amortization	(89)	(316)	—	(405)
Trademarks - finite lived, net	$211	$172	$—	$383

Customer relationships, gross	$4,278	$45,517	$—	$49,795
Accumulated amortization	(1,701)	(16,813)	—	(18,514)
Customer relationships, net	$2,577	$28,704	$—	$31,281

Other acquired intangibles, gross	$243	$39,885	$—	$40,128
Accumulated amortization	(243)	(18,200)	—	(18,443)
Other acquired intangibles, net	$—	$21,685	$—	$21,685

Total finite lived intangible assets, net	$2,788	$50,561	$—	$53,349
Acquired intangible assets, less accumulated amortization	$3,391	$92,290	$—	$95,681

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

Because of a decline in the net sales of our TransWeb business, in the third quarter of 2013 we also performed an impairment review of the related indefinite-lived intangible assets ($900 carrying value at August 31, 2013) and definite-lived intangible assets ($9,332 carrying value at August 31, 2013) and determined that the estimated future cash flows of the relevant asset group were sufficient to cover the carrying value and no impairment existed. We also performed an impairment review of goodwill at the related reporting unit, and determined that the estimated fair value of the reporting unit exceeded its carrying value and no impairment existed.

The following tables summarize actual amortization expense for the past three fiscal years and estimated amortization expense for the next five fiscal years.

Amortization expense for the years ended:
2013	$5,904
2012	5,890
2011	5,609

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Estimated amortization expense for the next five years:
2014	$5,685
2015	5,623
2016	5,448
2017	5,253
2018	4,589

E.    FAIR VALUE MEASUREMENTS

Fair Value Measurements

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its Consolidated Financial Statements.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability, an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Fair value measurements are categorized in a hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs are the highest level and reflect market data obtained from independent sources, while unobservable inputs are the lowest level and reflect internally developed market assumptions.  The Company classifies fair value measurements by the following hierarchy:

•	Level 1 – Quoted active market prices for identical assets;

•
Level 2 – Significant other observable inputs, such as quoted prices for similar (but not identical) instruments in active markets, quoted prices for identical or similar instruments in markets which are not active and model determined valuations in which all significant inputs or significant value-drivers are observable in active markets; and

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable.

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2013
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$593	$593	$—	$—
Mutual fund investments - bonds	400	400	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,024	$1,024	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$—	$—	$—	$—

November 30, 2012
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$614	$614	$—	$—
Mutual fund investments - bonds	425	425	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,070	$1,070	$—	$—

TransWeb contingent earn-out, included in Other long-term liabilities	$1,292	$—	$—	$1,292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

There were no changes in the fair value determination methods or significant assumptions used in those methods during the year ended November 30, 2013. There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the years ended November 30, 2013 and 2012 .  The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds. The TransWeb contingent earn-out payment was established in connection with the acquisition of TransWeb (see Note B) and the acquisition-date estimated fair value of the earn-out payment to one of the former owners was $1,018.  During 2013, the Company reduced the fair value of the contingent earn-out payment to $0, based on changes in the projected earnings of TransWeb.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both November 30, 2013 and 2012.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  A fair value estimate of $166,288 and $16,532 for long-term debt at November 30, 2013 and 2012, respectively, is based on a Level 2 measurement using the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at November 30, 2013 and 2012 is $166,636 and $16,592 respectively.

F.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at November 30, 2013 and 2012 were as follows:

	2013	2012
Accounts payable	$79,164	$69,206
Accrued salaries, wages and commissions	14,908	16,884
Pension and postretirement healthcare benefits liabilities	278	21,442
Compensated absences	8,600	9,010
Accrued insurance liabilities	7,599	7,733
Customer deposits	16,081	14,207
Other accrued liabilities	30,908	33,780
	$157,538	$172,262

No amounts within the Other accrued liabilities amount shown above exceed 5% of total current liabilities.

Accrued pension and postretirement healthcare benefits liabilities at November 30, 2012 included $21,034 related to pension benefits payable in 2013, under our U.S. combined nonqualified pension plan, to our former Executive Chairman, who retired from the Company at the end of 2012. These amounts were paid in 2013.

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold.  The expenses estimated to be incurred are provided at the time of sale, or when a claim arises, and adjusted as needed, based primarily upon experience.  Changes in the Company’s warranty accrual, which is included in Other accrued liabilities, for the years ended November 30, 2013, 2012 and 2011 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	2013	2012	2011
Warranty accrual at beginning of period	$1,533	$2,580	$3,499
Accruals for warranties issued during the period	844	514	622
Adjustments related to business acquisitions	—	32	—
Adjustments related to pre-existing warranties	(290)	(691)	(846)
Settlements made during the period	(500)	(850)	(316)
Other adjustments, including currency translation	12	(52)	(379)
Warranty accrual at end of period	$1,599	$1,533	$2,580

G.    LONG-TERM DEBT

Long-term debt at November 30, 2013 and 2012 consisted of the following:

	2013	2012
Credit Facility:
Multicurrency Revolving Credit Facility	$50,000	$—
Multicurrency Term Loan Facility	100,000	—
Industrial Revenue Bonds, at weighted average interest rates of 0.23% and 0.35%, respectively, at November 30, 2013 and 2012	15,820	15,820
Other long-term debt	816	772
Total long-term debt	$166,636	$16,592

Current portion of long-term debt	$50,223	$201
Long-term debt, less current portion	$116,413	$16,391

On April 5, 2012, the Company entered into a five-year multicurrency revolving credit agreement which included a revolving credit facility (the “Credit Facility”) with a group of financial institutions. Under the Credit Facility, the Company may borrow up to $150,000 which includes a $10,000 swing line sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. On November 22, 2013, the Company entered into a credit agreement amendment to include a $100,000 term loan facility (the "Term Loan Facility"), whose maturity date will be the same as the maturity date of the Credit Facility. At the Company's election, loans made under the Credit Facility and Term Loan Facility bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, the federal funds rate, or a specified margin over the one-month London Interbank Offered Rate (“LIBOR”), or (2) LIBOR plus an applicable margin. Swing line loans bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility and Term Loan Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The credit agreement also contains certain covenants customary to such agreements, including covenants that place limits on our ability to incur additional debt, require us to maintain minimum levels of interest coverage, and restrict certain changes in ownership, as well as customary events of default. At November 30, 2013, there was $100,000 outstanding on the Term Loan Facility with a weighted average interest rate of approximately 0.92% and there was $50,000 outstanding on the Credit Facility with a weighted average interest rate of approximately 0.71% and a remaining borrowing capacity of $133,988. The Company repaid the outstanding balance on the Credit Facility on December 27, 2013. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at November 30, 2013 and 2012.

As of November 30, 2013 and 2012, industrial revenue bonds issued by the Company include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031 and $8,410 re-issued in cooperation with the South Dakota Economic Development Finance Authority due February 1, 2016.  The interest rates on these bonds are reset weekly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Principal maturities of long-term debt as of November 30, 2013 and for the next five fiscal years ending November 30 are as follows:

2014	$50,223
2015	226
2016	8,635
2017	100,113
2018	29
Thereafter	7,410
$166,636

H.    LEASES

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through December 2034.  Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses. The following table summarizes rent expense for the past three fiscal years and commitments for minimum rentals under noncancelable leases having initial or remaining terms in excess of one year at November 30, 2013.

Rent expense for the years ended:
2013	$16,124
2012	16,699
2011	16,518

Future minimum rentals under noncancelable leases:
2014	$17,221
2015	9,001
2016	5,929
2017	3,320
2018	2,089
Thereafter	7,074

I.    PENSION AND OTHER POSTRETIREMENT PLANS

The Company has defined benefit pension plans and a postretirement healthcare benefit plan covering certain current and retired employees.  The Company has frozen participation in its defined benefit plans and postretirement healthcare benefit plan.  For one of the plans, certain current plan participants continue to participate in the plan, while other current participants do not accrue future benefits under the plan but participate in an enhanced defined contribution plan which offers an increased Company match.

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  During 2013, 2012 and 2011, the Company made voluntary contributions to its qualified U.S. pension plans of $1,493, $15,793 and $0, respectively. The Company expects to contribute $0 to its U.S. qualified plans, $216 to its U.S. combined nonqualified plans, $409 to its non-U.S. plan and $62 to its postretirement healthcare benefit plan to pay benefits during 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The projected benefit obligation ("PBO"), accumulated benefit obligation (“ABO”) and fair value of plan assets for qualified pension plans with PBOs and ABOs in excess of plan assets were $174,087, $168,562 and $156,384, respectively, at November 30, 2013.

The U.S. combined nonqualified plans are unfunded; therefore, there are no plan assets; however, the Company had funded $1,024 and $1,070 at November 30, 2013 and 2012, respectively, into a restricted trust for its U.S. combined nonqualified plans, see Note E.  This trust is included in Other noncurrent assets in the Consolidated Balance Sheets.  The PBO and ABO for the U.S. combined nonqualified plans were $2,012 and $1,871, at November 30, 2013, respectively.

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

The following tables show reconciliations of the changes in benefit obligations and plan assets for our pension plans and other postretirement benefits plan as of November 30, 2013 and 2012.  The accrued pension benefit obligation includes an unfunded benefit obligation of $2,012 and $23,337 as of November 30, 2013 and 2012, respectively, related to the Company’s U.S. combined nonqualified plans.

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$217,987	$186,841	$442	$550
Currency translation	190	200	—	—
Service cost	2,485	2,126	—	—
Interest cost	6,934	7,715	9	17
Plan participants' contributions	39	42	—	—
Actuarial (gains) losses	(22,472)	28,119	(73)	(189)
Benefits paid	(29,064)	(7,056)	(251)	(282)
Retiree contributions	—	—	229	346
Benefit obligation at end of year	$176,099	$217,987	$356	$442

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Change in plan assets
Fair value of plan assets at beginning of year	$146,307	$112,548	$—	$—
Currency translation	174	175	—	—
Actual return on plan assets	14,305	18,325	—	—
Employer contributions	24,623	22,273	251	282
Plan participants' contributions	39	42	—	—
Benefits paid	(29,064)	(7,056)	(251)	(282)
Fair value of plan assets at end of year	$156,384	$146,307	$—	$—
Funded status	$(19,715)	$(71,680)	$(356)	$(442)

Accumulated benefit obligation at end of year	$170,433	$209,572	n/a	n/a

Assumptions:
Discount rate - qualified plans	4.50%	3.50%	3.00%	2.25%
Discount rate - nonqualified plans	3.25%	1.75%	n/a	n/a
Rate of compensation increase - qualified plans	4.00%	4.00%	n/a	n/a
Rate of compensation increase - nonqualified plans	4.00%	4.00%	n/a	n/a
Measurement date	11/30/2013	11/30/2012	11/30/2013	11/30/2012

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Amounts recognized in the Consolidated Balance Sheets as of November 30
Accounts payable and accrued liabilities	$(216)	$(21,372)	$(63)	$(70)
Long-term pension and postretirement healthcare benefits liabilities	(19,499)	(50,308)	(293)	(372)
Funded status	$(19,715)	$(71,680)	$(356)	$(442)

Accumulated other comprehensive loss, pre-tax	$48,902	$83,392	$(1,632)	$(1,832)

Amounts recognized in Accumulated Other Comprehensive Loss, as of November 30
Unrecognized net actuarial loss (gain)	$48,914	$83,413	$(1,037)	$(1,114)
Unrecognized net prior service credit	(12)	(21)	(595)	(718)
Accumulated other comprehensive loss, pre-tax	48,902	83,392	(1,632)	(1,832)
Deferred taxes	(17,979)	(31,336)	587	666
Accumulated other comprehensive loss, after-tax	$30,923	$52,056	$(1,045)	$(1,166)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The amounts affecting Accumulated other comprehensive loss for the years ended November 30, 2013 and 2012 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Amortization of prior service (cost) credit, net of tax of $(6), $(6) and $(44), $(45), respectively	$3	$3	$79	$77
Amortization of actuarial (losses) gains, net of tax of $3,060, $3,164 and $(54), $(44), respectively	(5,498)	(5,159)	95	77
Current year actuarial losses (gains), net of tax of $9,304, $(7,143) and $26, $68, respectively	(16,637)	11,876	(46)	(120)
Effect of change in deferred tax rate	982	(521)	(7)	1
Total	$(21,150)	$6,199	$121	$35

The target allocation of invested assets for the U.S. plans is 50% equity securities and 50% debt securities.  The target allocation is based on the Company’s desire to maximize total return, considering the long-term funding objectives of the pension plans, but may change in the future.  Plan assets are diversified to achieve a balance between risk and return.  The Company does not invest plan assets in private equity funds or hedge funds.  The Company’s expected long-term rate of return considers historical returns on plan assets as well as future expectation given the current and target asset allocation and current economic conditions with input from investment managers and actuaries.  The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns.

As of the November 30th measurement dates, the fair values of actual pension asset allocations were as follows:

	2013	2012
Equity securities	51.0%	60.6%
Debt securities	48.7%	38.9%
Real estate	—%	—%
Cash and cash equivalents	0.3%	0.5%
	100.0%	100.0%

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).  See Note E for a discussion of the fair value hierarchy.  The following table summarizes the fair value of the pension plans’ assets.

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2013
U.S. equity securities funds	$55,129	$55,129	$—	$—
Non-U.S. equity securities funds	$24,587	24,587	—	—
Fixed income securities funds	$76,121	76,121	—	—
Cash and equivalents funds	$547	547	—	—
Total	$156,384	$156,384	$—	$—
Other items to reconcile to fair value of plan assets	—
Fair value of plan assets	$156,384

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2012
U.S. equity securities funds	$61,272	$61,272	$—	$—
Non-U.S. equity securities funds	$27,422	27,422	—	—
Fixed income securities funds	$56,854	56,854	—	—
Cash and equivalents funds	$618	618	—	—
Total	$146,166	$146,166	$—	$—
Other items to reconcile to fair value of plan assets	141
Fair value of plan assets	$146,307

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

The following table summarizes changes in the fair value of Level 3 assets for the years ended November 30, 2013 and 2012. Such assets represent real estate funds, consisting of units of other private real estate funds, which are not traded on a national exchange. The net asset value ("NAV") for such funds is calculated on a lag of approximately 30 days by the custodian of the funds. The NAV is based on the fair value of the underlying assets owned by the fund, minus its liabilities then divided by the number of units outstanding. All holdings in real estate funds were sold during 2012, consistent with changes in the target allocation of invested assets.

	2013	2012
Balance at beginning of year	$—	$3,782
Unrealized gains	—	—
Realized gains	—	279
Sale of assets	—	(4,061)
Balance at end of year	$—	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits
	2013	2012	2011
Components of net periodic benefit cost
Service cost	$2,485	$2,126	$1,968
Interest cost	6,934	7,715	8,133
Expected return on plan assets	(10,795)	(9,181)	(7,674)
Settlement costs	3,087	—	1,368
Amortization of unrecognized:
Prior service cost	(9)	(10)	(395)
Net actuarial loss	5,471	8,323	5,110
Net periodic benefit cost	$7,173	$8,973	$8,510

Assumptions:
Discount rate - qualified plans	3.50%	4.50%	5.25%
Discount rate - nonqualified plans	3.25%	1.75%	2.75%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase - qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase - nonqualified plans	4.00%	4.00%	4.00%
Measurement date - qualified plans	11/30/2012	11/30/2011	11/30/2010
Measurement date - nonqualified plans	11/30/2013	11/30/2012	11/30/2011

For the determination of 2014 expense, the Company changed its assumptions as follows: (a) leave the long-term return on assets for its qualified plans unchanged, (b) increase the discount rates on its qualified plans to 4.50%, and (c) leave the rate of compensation increase unchanged.  For its U.S. combined nonqualified plans, the Company expects to leave the discount rates and rate of compensation increase unchanged.

The changes in the fair value of plan assets, plan liabilities and in the assumptions will result in a net decrease in fiscal year 2014 expense of approximately $2,624 for the qualified U.S. pension plans. The Company also expects a net increase of approximately $187 for the U.S. combined nonqualified plans in fiscal year 2014.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of net periodic benefit income for postretirement healthcare benefits are shown below.

	Other Postretirement Benefits
	2013	2012	2011
Components of net periodic benefit income
Interest cost	9	17	23
Amortization of unrecognized:
Prior service cost	(122)	(122)	(122)
Net actuarial gain	(149)	(121)	(130)
Net periodic benefit income	$(262)	$(226)	$(229)

Assumptions:
Discount rate	2.25%	3.50%	3.75%
Measurement date	11/30/2012	11/30/2011	11/30/2010

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007.  As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants.  The Company expects to increase its discount rate assumption to 3.00% in 2014 for its other postretirement benefits plan, which will not significantly affect the fiscal year 2014 expense.

The estimated amounts that will be amortized from Accumulated other comprehensive loss at November 30, 2013 into net periodic benefit cost, pre-tax, in fiscal year 2014 are as follows:

	Pension Benefits	Other Postretirement Benefits
Prior service cost (credit)	$(10)	$(123)
Actuarial loss (gain)	2,882	(149)
Total	$2,872	$(272)

The expected cash benefit payments from the plans for the next ten fiscal years are as follows:

	Pension Benefits	Other Postretirement Benefits
2014	$8,089	$62
2015	8,441	57
2016	8,767	46
2017	9,212	38
2018	9,646	34
2019-2023	56,655	105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement.  The Company may match, at its discretion, the contributions of participating employees in the respective plans.  The Company recognized expense related to these plans for the past three fiscal years as follows:

2013	$4,482
2012	4,377
2011	3,933

J.    INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits for the years ended November 30, 2013, 2012 and 2011.

	2013	2012	2011
Unrecognized tax benefits at December 1,	$2,209	$3,015	$2,783
Additions for current period tax positions	668	382	591
Reductions for current period tax positions	—	(37)	—
Additions for prior period tax positions	—	—	—
Reductions for prior period tax positions	(40)	(631)	(193)
Reductions for lapse of statue of limitations/settlements	(431)	(460)	(203)
Changes in interest and penalties	(251)	(60)	37
Unrecognized tax benefits at November 30,	$2,155	$2,209	$3,015

At November 30, 2013 and 2012, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,354 and $1,533, respectively.  As of November 30, 2013 and 2012, the Company had $221 and $445, respectively, accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2013, will decrease by $163 over the next twelve months as a result of expected settlements with taxing authorities.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal year 2014; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Internal Revenue Service has completed its audits of the Company’s U.S. income tax returns through fiscal year 2009.  With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The provision for income taxes consisted of:

	2013	2012	2011
Current:
Federal	$34,414	$37,673	$34,374
State	2,918	2,484	1,558
Foreign	9,096	10,228	11,784
Deferred:
Federal	8,676	8,763	9,196
State	(165)	805	1,086
Foreign	1,011	(296)	(1,051)
	$55,950	$59,657	$56,947

Earnings before income taxes and noncontrolling interests included the following components:

	2013	2012	2011
Domestic income	$141,224	$145,433	$139,840
Foreign income	33,076	37,564	41,468
	$174,300	$182,997	$181,308

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates.  The reasons for these differences are as follows:

	Percent of Pre-Tax Earnings
	2013	2012	2011
Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.0	1.4	1.3
Tax credits	(0.6)	(0.1)	(0.7)
Foreign taxes at different rates, net of credits	(1.6)	(2.0)	(2.5)
Domestic production activities deduction	(2.2)	(2.6)	(2.4)
Other, net	0.5	0.9	0.7
	32.1%	32.6%	31.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of the net deferred tax liability as of November 30, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets:
Deferred compensation	$7,945	$9,925
Loss carryforward and tax credit items	2,529	2,603
Accounts receivable	5,973	5,911
Inventories	5,000	5,062
Pensions	4,781	26,222
Accrued liabilities and other	1,219	1,403
Valuation allowance	(1,102)	(1,911)
Total deferred tax assets, net	26,345	49,215
Deferred tax liabilities:
Percentage of completion	(539)	(366)
Plant assets	(24,182)	(25,708)
Goodwill and acquired intangible assets	(40,380)	(39,431)
Other deferred tax liabilities	(345)	(402)
Total deferred tax liabilities	(65,446)	(65,907)
Deferred tax liability, net	$(39,101)	$(16,692)

Of the foreign and state loss carryforwards and foreign and state tax credit items, $1,699 expires in 2014 through 2029 and $830 may be carried over indefinitely.

The Company decreased the valuation allowance by $809 and $48, respectively in 2013 and 2012 related to foreign and state net operating losses and foreign and state tax credit carryovers.  The state valuation allowance was released due to the large cash payout for prior executive pension plans. The valuation allowance reflects the estimated amount of deferred tax assets due to foreign net operating losses that may not be realized.  The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

The Company repatriated $54, $54, and $21, respectively, of accumulated foreign earnings in 2013, 2012, and 2011 related to one foreign subsidiary paying a dividend to another foreign subsidiary in those years. For the Company’s other foreign subsidiaries, the Company has not provided deferred taxes on unremitted foreign earnings from certain foreign affiliates of approximately $172,450 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits could offset in part any incremental U.S. tax liability.  Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

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

Following the trial, on December 12, 2012, the court ordered a third party Special Master to conduct a review to quantify and qualify TransWeb's attorneys' fees that may be awarded as damages, including those subject to potential trebling under the antitrust laws, and to make a recommendation to the court in this regard. Following 8 months of hearings and submissions by the parties, on September 24, 2013, the Special Master recommended to the court that TransWeb be entitled to approximately $26,147. 3M has moved the court to reject this recommendation, and TransWeb has moved the court to accept it.

The court has not yet decided whether to accept the jury's verdict on inequitable conduct or the Special Master's recommendation as to damages and has not yet issued a final judgment in the case, pending (i) resolution of various post-trial motions made by 3M to set aside the jury verdicts adverse to 3M, and (ii) resolution of the issue of the Special Master's recommendation. Following the issuance of a final judgment from the court, the parties will each have an automatic right of appeal to the Federal Circuit. If the court issues a judgment in TransWeb's favor by affirming the actual and advisory jury verdicts, the Company anticipates that 3M will appeal.

The Company acquired TransWeb on December 29, 2010 (see Note B).  The $30,017 base purchase price included a $17,000 liability due to the former owners of TransWeb, which payment could be reduced dollar-for-dollar for qualifying costs incurred by the Company in connection with the 3M litigation.  Since the acquisition date, the Company has expensed legal costs in connection with the 3M litigation and simultaneously recorded the recovery of such costs from the former owners through a reduction of the liability due to the former owners and a corresponding reduction in legal expense. During the years ended November 30, 2013 and 2012, legal costs in connection with the 3M litigation of $531 and $10,140, respectively, were accounted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

for in this manner. As of the date of this filing, the qualifying costs incurred by the Company have exceeded $17,000 and, as such, no further payments are due to the former owners of TransWeb. The Company does not anticipate incurring any liability in connection with the litigation, due to the fact that, among other factors, as noted above the Special Master has recommended to the court that TransWeb be entitled to approximately $26,147. The Company does anticipate having to expense litigation related amounts due to the significant post-trial activities and anticipated appeal referenced above. The Company does not accrue for such expenses, but recognizes them as they are incurred.

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

In addition to the matters cited above, the Company is involved in legal actions arising in the normal course of business.  The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted to reflect the status of a particular matter.  No such provisions have been taken in respect of the legal proceedings referred to above.

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

Stock Options

Nonqualified stock options are granted at exercise prices equal to the market price of CLARCOR common stock at the date of grant, which is the date the Company’s Board of Directors approves the grant and the participants receive it.  The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting.  In general, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years.  Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company.  Options granted to non-employee directors vest immediately.  Beginning in 2013, stock-based compensation for the Company's Board of Directors has been in the form of restricted stock, rather than stock options. All options expire ten years from the date of grant unless otherwise terminated. Subsequent to the end of fiscal year 2013, the Company issued 441,450 options under the 2009 Incentive Plan with exercise prices of $61.57.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table summarizes information related to stock options and stock option exercises during the years ended November 30, 2013, 2012 and 2011.

	2013	2012	2011
Pre-tax compensation expense	$3,212	$4,997	$4,397
Deferred tax benefits	(1,153)	(1,836)	(1,616)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated financial statements	7,231	2,007	5,100
Fair value of options granted	3,868	6,407	5,803
Total intrinsic value of options exercised	29,384	8,793	16,732
Cash received upon exercise of options	33,778	5,170	7,233
Addition to capital in excess of par value due to exercise of stock options	38,903	5,440	8,045

The following table summarizes activity with respect to nonqualified stock options granted by the Company and includes options granted under the 2009, 2004 and 1994 Incentive Plans.

	2013		2012		2011
	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	3,037,151	$36.09	2,907,533	$32.39	3,229,410	$29.07
Granted	387,500	$45.25	512,850	$49.84	494,750	$43.00
Exercised	(1,191,752)	$30.30	(353,793)	$25.28	(774,661)	$25.12
Surrendered	(24,585)	$42.48	(29,439)	$40.17	(41,966)	$36.06
Outstanding at end of year	2,208,314	$40.76	3,037,151	$36.09	2,907,533	$32.39

Exercisable at end of year	1,413,100	$38.19	2,035,267	$32.54	1,971,197	$30.00

At November 30, 2013, there was $5,386 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 2.42 years.

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2013.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$22.80 - $28.79	157,850	$26.84	$5,318	2.48	157,850	$26.84	$5,318	2.48
$31.96 - $38.06	726,403	$33.83	19,395	4.51	672,844	$33.95	17,885	4.39
$40.73 - $55.01	1,324,061	$46.22	18,954	8.19	582,406	$46.16	8,368	7.70
	2,208,314	$40.76	$43,667	6.57	1,413,100	$38.19	$31,571	5.54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2013	2012	2011
Weighted average fair value per option at the date of grant for options granted	$9.98	$12.49	$11.73
Risk-free interest rate	1.19%	1.38%	2.52%
Expected dividend yield	1.19%	0.96%	0.98%
Expected volatility factor	25.80%	26.52%	25.54%
Expected option term in years	5.40	6.10	6.40

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

Restricted Stock Unit Awards

The Company’s restricted stock  unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive cash compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 14,760 and 131,197 shares which were vested and deferred at November 30, 2013 and 2012. Subsequent to the end of fiscal year 2013, the Company issued 23,808 restricted stock unit awards, each with a fair value of $61.57 at the date of grant.

The following table summarizes information related to restricted stock unit awards during the years ended November 30, 2013, 2012 and 2011.

	2013	2012	2011
Pre-tax compensation expense	$888	$1,229	$1,079
Deferred tax benefits	(319)	(451)	(396)
Excess tax (expense) benefit associated with tax deductions (under) over the amount of compensation expense recognized in the consolidated financial statements	1,280	(88)	3
Fair value of restricted stock unit awards on date of grant	1,068	1,489	1,263
Fair value of restricted stock unit awards vested	621	2,359	905

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table summarizes the restricted stock unit awards.

	2013		2012		2011
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	39,945	$43.16	71,545	$36.95	70,894	$33.23
Granted	23,624	$45.19	29,839	$49.91	29,467	$42.86
Vested	(15,525)	$40.01	(60,320)	$39.11	(26,937)	$33.61
Surrendered	—	$—	(1,119)	$44.15	(1,879)	$37.18
Nonvested at end of year	48,044	$45.18	39,945	$43.16	71,545	$36.95

As of November 30, 2013, there was $1,176 of total unrecognized compensation cost related to restricted stock unit awards that the Company expects to recognize over a weighted-average period of 2.50 years.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the years ended November 30, 2013, 2012 and 2011.

	2013	2012	2011
Pre-tax compensation expense	$960	$200	$200
Shares of Company common stock issued under the plans	18,256	4,055	4,540

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount of 5%.  Effective January 1, 2006, the plan was amended to be in compliance with safe harbor rules so that the plan is not compensatory, and no expense is recognized related to the plan.  The Company issued stock under this plan with fair value upon issuance as follows during the years ended November 30, 2013, 2012 and 2011.

	2013	2012	2011
Company stock issued under the plan	$1,269	$1,244	$1,216

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2013	2012	2011
Weighted average number of shares outstanding	49,988,577	50,285,480	50,501,842
Dilutive effect of stock-based arrangements	550,370	596,711	689,593
Weighted average number of diluted shares outstanding	50,538,947	50,882,191	51,191,435

Net earnings attributable to CLARCOR Inc.	$118,076	$122,986	$124,003

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.36	$2.45	$2.46
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.34	$2.42	$2.42

The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	2013	2012	2011
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	125,135	508,167	60,000
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$27,708	$37,320	$29,317
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	534,100	792,881	683,776

On June 25, 2013, the Company’s Board of Directors approved a three-year, $250,000 stock repurchase program.  Pursuant to the authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on the Company’s stock price and market conditions.  At November 30, 2013, there remained $241,282 authorized for future purchases under the program.

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

Net sales represent sales to unaffiliated customers.  Intersegment sales were not material.  No single customer accounted for 10% or more of the Company’s consolidated sales for the years ended November 30, 2013, 2012 and 2011.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

The following tables provides segment data for the years ended November 30, 2013, 2012 and 2011:

	2013	2012	2011
Net sales:
Engine/Mobile Filtration	$507,024	$503,607	$510,012
Industrial/Environmental Filtration	549,746	541,364	523,026
Packaging	74,000	76,794	93,563
	$1,130,770	$1,121,765	$1,126,601
Operating profit:
Engine/Mobile Filtration	$106,345	$111,653	$112,839
Industrial/Environmental Filtration	61,996	64,766	58,028
Packaging	6,275	6,295	10,400
	174,616	182,714	181,267
Other income (expense), net	(316)	283	41
Earnings before income taxes	$174,300	$182,997	$181,308

	2013	2012	2011
Identifiable assets:
Engine/Mobile Filtration	$397,545	$372,011	$338,197
Industrial/Environmental Filtration	715,759	706,610	693,266
Packaging	41,030	36,350	39,571
Corporate	294,509	90,531	63,899
	$1,448,843	$1,205,502	$1,134,933
Additions to property, plant and equipment:
Engine/Mobile Filtration	$19,809	$24,062	$11,406
Industrial/Environmental Filtration	21,467	9,264	8,775
Packaging	2,467	3,250	3,824
Corporate	908	71	166
	$44,651	$36,647	$24,171
Depreciation and amortization:
Engine/Mobile Filtration	$10,488	$9,327	$9,325
Industrial/Environmental Filtration	18,093	18,692	19,231
Packaging	2,859	3,090	3,166
Corporate	793	706	713
	$32,233	$31,815	$32,435

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2013, 2012 and 2011.  Net sales by geographic area are based on sales to final customers within that region.

	2013	2012	2011
Net sales:
United States	$778,952	$779,811	$775,987
Europe	96,255	102,144	106,712
Asia	103,030	98,880	95,363
Other International	152,533	140,930	148,539
	$1,130,770	$1,121,765	$1,126,601
Property, plant and equipment, at cost, less accumulated depreciation:
United States	$183,166	$173,018	$164,712
Europe	12,499	3,619	2,924
Asia	2,702	8,013	7,561
Other International	10,586	10,451	9,795
	$208,953	$195,101	$184,992

P.    SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table provides unaudited quarterly data for 2013 and 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Net sales	$256,271	$287,583	$289,126	$297,790
Gross profit	81,486	98,214	91,900	98,609
Net earnings	23,528	33,153	28,773	32,896
Net earnings attributable to CLARCOR Inc.	23,462	33,051	28,707	32,856
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.47	$0.66	$0.57	$0.65
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.47	$0.66	$0.57	$0.65
Dividends declared and paid per common share	$0.1350	$0.1350	$0.1350	$0.1700

2012
Net sales	$257,264	$284,855	$286,733	$292,913
Gross profit	86,215	98,185	94,888	101,044
Net earnings	23,492	33,079	30,411	36,358
Net earnings attributable to CLARCOR Inc.	23,479	32,927	30,270	36,310
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.47	$0.65	$0.60	$0.73
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.46	$0.65	$0.60	$0.72
Dividends declared and paid per common share	$0.1200	$0.1200	$0.1200	$0.1350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Q.    SUBSEQUENT EVENTS

On December 3, 2013, the Company acquired from NV Bekaert SA, 100% of the outstanding shares of Bekaert Advanced Filtration SA (Belgium), 100% of the outstanding shares of PT Bekaert Advanced Filtration (Indonesia) and certain other assets in India, in China and in the U.S. (collectively, the "Bekaert Business"). The purchase price for the Bekaert Business was approximately $7,402 in cash, subject to a post-closing adjustment based on the working capital of the business as of the closing. The Bekaert Business has manufacturing locations in Belgium and in Indonesia and it is engaged in the manufacture and supply of engineered metal filters and systems used primarily in the polymer fiber and plastics industry. The Bekaert Business is being merged into CLARCOR's Purolator Advanced Filtration Group, headquartered in Greensboro, North Carolina, a component of our Industrial/Environmental Filtration Segment. The business was acquired to expand the technical capabilities of Purolator Advanced Filtration Group, to improve the product offerings that the Company brings to market and help us continue to grow in Europe and in Asia. Results of operations for the Bekaert Business will be included as a part of the Company's Industrial/Environmental Filtration segment from the acquisition date forward. The Company has not yet completed an appraisal of the assets acquired and will finalize the allocation of the purchase price to the assets acquired and liabilities assumed in fiscal 2014.

As reported in our Current Report on Form 8-K dated December 16, 2013, on that date the Company completed its acquisition of the Air Filtration business of General Electric Company's ("GE") Power and Water division through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the stock of a subsidiary of GE. The purchase price paid to GE at closing for this business was approximately $258,692 in cash and is subject to a post-closing adjustment based on the working capital of the business as of the closing. The business is a leading supplier of air filtration systems and filters used in gas turbine applications, as well as industrial air filtration products and membranes. It will operate as "CLARCOR Industrial Air" and it will be headquartered in Overland Park, Kansas, with manufacturing operations in Missouri and in the U.K. The business was acquired to significantly increase our presence in the global gas turbine filtration market, to broaden our industrial air filtration product portfolio, and to afford the Company access to various new technologies and marketplace opportunities. Results of operations for the business will be included as part of CLARCOR’s Industrial/Environmental Filtration Segment from the acquisition date forward. The Company has not yet completed an appraisal of the assets acquired and will finalize the allocation of the purchase price to the assets acquired and liabilities assumed in fiscal 2014.

CLARCOR Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended November 30, 2013, 2012 and 2011
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period
2013:
Allowance for losses on accounts receivable	$9,554	$1,863	$(1,110)	(A)	$(1,124)	(B)	$9,183
2012:
Allowance for losses on accounts receivable	$9,795	$1,029	$(96)	(A)	$(1,174)	(B)	$9,554
2011:
Allowance for losses on accounts receivable	$11,428	$(312)	$1,217	(A)	$(2,538)	(B)	$9,795

NOTES:
(A) Due to business acquisitions, reclassifications and currency translation.
(B) Bad debts written off during year, net of recoveries.

S-1