Form 10-Q
period 2014-03-01
CLARCOR INC.
filed 2014-03-21
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2014

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

As of March 17, 2014, 50,417,472 common shares with a par value of $1 per share were outstanding.

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 1, 2014	March 2, 2013
Net sales	$312,685	$256,271
Cost of sales	216,098	174,785

Gross profit	96,587	81,486

Selling and administrative expenses	65,321	47,671

Operating profit	31,266	33,815

Other income (expense):
Interest expense	(400)	(150)
Interest income	107	139
Other, net	3,971	—
	3,678	(11)

Earnings before income taxes	34,944	33,804

Provision for income taxes	10,603	10,276

Net earnings	24,341	23,528

Net earnings attributable to noncontrolling interests	(20)	(66)

Net earnings attributable to CLARCOR Inc.	$24,321	$23,462

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.48	$0.47
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.48	$0.47

Weighted average number of shares outstanding - Basic	50,463,714	49,834,701
Weighted average number of shares outstanding - Diluted	50,924,445	50,409,464

Dividends paid per share	$0.1700	$0.1350

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 1, 2014	March 2, 2013
Net earnings	$24,341	$23,528

Other comprehensive income:
Pension and other postretirement benefits --
Pension and other postretirement benefits liability adjustments	664	1,321
Pension and other postretirement benefits liability adjustments tax amounts	(267)	(510)
Pension and other postretirement benefits liability adjustments, net of tax	397	811

Foreign currency translation --
Translation adjustments	4,325	(2,225)
Translation adjustments tax amounts	—	—
Translation adjustments, net of tax	4,325	(2,225)

Comprehensive earnings	29,063	22,114

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(51)	(62)
Comprehensive earnings attributable to redeemable noncontrolling interests	23	(21)

Comprehensive earnings attributable to CLARCOR Inc.	$29,035	$22,031

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	March 1, 2014	November 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$76,430	$411,562
Restricted cash	750	763
Accounts receivable, less allowance for losses of $10,556 and $9,183, respectively	259,186	224,829
Inventories	272,543	218,786
Deferred income taxes	26,480	25,313
Income taxes receivable	—	1,000
Prepaid expenses and other current assets	14,358	9,868
Total current assets	649,747	892,121

Property, plant and equipment, at cost, less accumulated depreciation of $344,760 and $332,787 respectively	245,223	208,953
Goodwill	316,294	241,299
Acquired intangible assets, less accumulated amortization	223,457	89,881
Other noncurrent assets	15,293	16,589
Total assets	$1,450,014	$1,448,843

LIABILITIES
Current liabilities:
Current portion of long-term debt	$231	$50,223
Accounts payable and accrued liabilities	197,766	157,538
Income taxes payable	5,749	—
Total current liabilities	203,746	207,761

Long-term debt, less current portion	96,385	116,413
Long-term pension and postretirement healthcare benefits liabilities	19,775	19,792
Deferred income taxes	64,574	64,415
Other long-term liabilities	7,345	5,753
Total liabilities	391,825	414,134

Contingencies (Note 11)
Redeemable noncontrolling interests	1,813	1,836

SHAREHOLDERS' EQUITY
Capital stock	50,417	50,371
Capital in excess of par value	25,393	22,278
Accumulated other comprehensive loss	(25,100)	(29,814)
Retained earnings	1,004,756	989,013
Total CLARCOR Inc. equity	1,055,466	1,031,848
Noncontrolling interests	910	1,025
Total shareholders' equity	1,056,376	1,032,873
Total liabilities and shareholders' equity	$1,450,014	$1,448,843

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 1, 2014	March 2, 2013
Cash flows from operating activities:
Net earnings	$24,341	$23,528
Depreciation	7,292	6,581
Amortization	3,282	1,500
Other noncash items	917	24
Net gain on disposition of assets	(36)	(276)
Bargain purchase gain	(2,815)	—
Stock-based compensation expense	1,515	1,146
Excess tax benefit from stock-based compensation	(262)	(1,731)
Deferred income taxes	1,348	8,424
Change in assets and liabilities	(17,134)	(32,748)
Net cash provided by operating activities	18,448	6,448

Cash flows from investing activities:
Restricted cash	277	76
Business acquisitions, net of cash acquired	(262,741)	—
Additions to plant assets	(14,352)	(8,644)
Proceeds from disposition of plant assets	94	25
Investment in affiliates	(473)	(223)
Net cash used in investing activities	(277,195)	(8,766)

Cash flows from financing activities:
Net payments on multicurrency revolving credit facility	(50,000)	—
Payments on term loan facility	(20,000)	—
Payments on long-term debt, including business acquisition-related seller financing	(56)	(2,336)
Sale of capital stock under stock option and employee purchase plans	1,525	3,628
Payments for repurchase of common stock	—	(5,964)
Excess tax benefit from stock-based compensation	262	1,731
Dividend paid to noncontrolling interests	(166)	—
Cash dividends paid	(8,577)	(6,725)
Net cash used in financing activities	(77,012)	(9,666)
Net effect of exchange rate changes on cash	627	(248)
Net change in cash and cash equivalents	(335,132)	(12,232)
Cash and cash equivalents, beginning of period	411,562	185,496
Cash and cash equivalents, end of period	$76,430	$173,264

Cash paid during the period for:
Interest	$324	$78
Income taxes, net of refunds	$4,233	$5,742

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended March 1, 2014 and March 2, 2013 and the Consolidated Condensed Balance Sheet as of March 1, 2014 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013 (“2013 Form 10-K”).  The November 30, 2013 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2013 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended March 1, 2014, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2013 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company also has $1,644 and $1,896 of noncurrent restricted cash recorded in Other noncurrent assets as of March 1, 2014 and November 30, 2013, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	March 1, 2014	November 30, 2013
Raw materials	$102,638	$80,741
Work in process	41,961	34,402
Finished products	127,944	103,643
Inventories	$272,543	$218,786

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for three months ended March 1, 2014 are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Total
Balance at November 30, 2013, net of tax	$(29,878)		$64	$(29,814)
Other comprehensive income (loss) before reclassifications and tax	(54)		4,317	4,263
Tax benefit	22		—	22
Other comprehensive income (loss) before reclassifications, net of tax	(32)		4,317	4,285
Reclassifications, before tax	718	(a)	—	718
Tax expense	(289)		—	(289)
Reclassifications, net of tax	429		—	429
Other comprehensive income, net of tax	397		4,317	4,714
Balance at March 1, 2014, net of tax	$(29,481)		$4,381	$(25,100)
___________
(a) Includes amortization of prior service cost and net actuarial loss included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive income (loss) to selling and administrative expenses.

New Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") updated the disclosure requirements for accumulated other comprehensive income ("AOCI"). The updated guidance requires companies to disclose amounts reclassified out of AOCI by component. The updated guidance does not affect how net income or other comprehensive income are calculated or presented. The adoption of this guidance on December 1, 2013 did not have a material impact on the Consolidated Financial Statements. For additional information, refer to the "Accumulated Other Comprehensive Income (Loss)" section of Note 1 above.

Revisions to Previously Issued Financial Statements

The Company revised its Condensed Consolidated Statement of Cash Flows for the three months ended March 2, 2013 to properly reflect payments made for business acquisition-related seller financing amounts. The revision resulted in a decrease in the previously reported caption "Business acquisitions, net of cash acquired," a cash outflow from investing activities, of approximately $2,281 and an increase in the caption "Payments on long-term debt, including business acquisition-related seller financing," a cash outflow from financing activities, of approximately $2,281. This revision is not material to the Condensed Consolidated Statement of Cash Flows for the three months ended March 2, 2013 and has no impact on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Earnings or Condensed Consolidated Statement of Comprehensive Earnings.

2.	BUSINESS ACQUISITIONS AND INVESTMENTS

Business Acquisitions

CLARCOR Industrial Air
On December 16, 2013, the Company acquired the Air Filtration business of General Electric Company’s (“GE”) Power and Water division through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the stock of a subsidiary of GE. The business, which now operates as “CLARCOR Industrial Air,” was acquired to significantly increase the Company's presence in air inlet filtration products for natural gas turbines and to expand the Company’s product offerings, technologies and customer base in industrial air filtration. CLARCOR Industrial Air employs approximately 700 people and is headquartered in Overland Park, Kansas, with manufacturing operations in Missouri and the U.K. Its results are included

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The purchase price paid was approximately $257,706 in cash (cash to GE of $261,152, net of $3,446 cash acquired), which the Company funded with cash on hand, a $100,000 term loan and $50,000 of cash borrowed under the Company’s revolving credit agreement.
CLARCOR Industrial Air operates primarily in three markets -- gas turbine filtration, industrial air filtration, and specialty membranes. In gas turbine filtration, the business designs and manufactures high performance inlet filter houses and replacement filter elements for gas turbines used in a wide range of applications, including on-shore power generation plants, on-shore and off-shore oil and gas platforms and pipelines, distributed power generation and commercial and military marine applications. In industrial air filtration, CLARCOR Industrial Air designs and manufactures high performance filter elements for use in a variety of industries, sold to a wide range of customers under various trade names. The specialty membrane business designs and manufactures high performance membranes for apparel and microfiltration.
A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The Company is currently in the process of finalizing the valuations of the assets acquired and liabilities assumed. The actual allocation of the final purchase price and the resulting effect on income from operations may differ from the unaudited pro forma amounts included herein. The Company expects to finalize the purchase price allocation during fiscal 2014.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of CLARCOR Industrial Air:

Accounts receivable	$30,171
Inventories	41,959
Other current assets	1,059
Plant assets	22,784
Goodwill	72,697
Intangible assets	133,020
Total assets acquired	301,690
Total liabilities	43,984
Net assets acquired	$257,706

The Company believes the CLARCOR Industrial Air business provides it with a strong platform in the gas turbine filtration market from which to grow, both with respect to first-fit applications as well as the aftermarket, and a broad line of products, in-depth customer knowledge and service capabilities with which to grow in various industrial air filtration markets. Goodwill of $72,697 recorded in connection with the CLARCOR Industrial Air acquisition, which is deductible for tax purposes, represents the estimated value of such future opportunities. A summary of the intangible assets acquired, weighted-average useful lives and amortization methods is shown in the following table:

	Estimated	Weighted average	Amortization
Identifiable intangible assets	Value	Useful life	Method
Trade names	$35,100	Indefinite	Not amortized
Customer relationships	77,300	13 years	Straight-line
Developed technology	19,900	13 years	Straight-line
GE Transitional Trademark License	50	Less than 1 Year	Accelerated
Backlog	670	Less than 1 Year	Accelerated
	$133,020

Net sales and operating loss for CLARCOR Industrial Air subsequent to the date it was acquired by the Company for the three months ended March 1, 2014 were $45,378 and $1,048, respectively.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following unaudited pro-forma information presents the combined results of operations of CLARCOR and CLARCOR Industrial Air as if the acquisition had been completed on December 2, 2012, the beginning of fiscal 2013. The pro forma information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place at the beginning of fiscal 2013. The pro forma information combines the historical results of CLARCOR with the historical results of CLARCOR Industrial Air for that period.
Prior to the acquisition, the business now operated as CLARCOR Industrial Air was a wholly-owned business of GE’s Power and Water division, and as such was not a stand-alone entity for financial reporting purposes. Accordingly, the historical operating results of CLARCOR Industrial Air may not be indicative of the results that might have been achieved, historically or in the future, if CLARCOR Industrial Air had been a stand-alone entity.
The unaudited pro forma results for the three-month periods ended March 1, 2014 and March 2, 2013 include amortization charges for acquired intangible assets, and adjustments to depreciation expense, interest expense, transaction costs incurred (including approximately $3.6 million of transaction costs which have been pushed back to the period ended March 2, 2013 for pro forma presentation), adjustments to cost of sales to reflect the estimated fair values of inventory at the acquisition date, other income and related tax effects. These pro forma amounts are based on a preliminary allocation of the purchase price to estimates of the fair values of the assets acquired and liabilities assumed. The pro forma amounts include the Company’s preliminary determination of purchase accounting adjustments based on available information and certain assumptions that the Company believes are reasonable.

	Three Months Ended		Three Months Ended
	March 1, 2014		March 2, 2013
	As reported	Pro forma	As reported	Pro forma
Net sales	$312,685	$328,112	$256,271	$307,335
Operating profit	31,266	39,020	33,815	26,761
Net earnings attributable to CLARCOR	24,321	30,085	23,462	18,157
Diluted earnings per share	$0.48	$0.59	$0.47	$0.36

Bekaert Business
On December 3, 2013, the Company acquired from NV Bekaert SA 100% of the outstanding shares of Bekaert Advanced Filtration SA (Belgium), 100% of the outstanding shares of PT Bekaert Advanced Filtration (Indonesia) and certain other assets in India, China and the U.S. (collectively, the “Bekaert Business”). The purchase price was approximately $7,297 in cash (net of cash acquired), which the Company paid with cash on hand.
The Bekaert Business has approximately 170 employees, and manufacturing facilities located in Belgium and Indonesia, as well as sales personnel in North and South America. The business is engaged in the manufacture and supply of engineered metal filters and systems used primarily in the polymer and plastics industry. The Bekaert Business was acquired to expand the Company’s technical capabilities, improve the Company's product offerings and help the Company continue to grow in Europe and in Asia. The business has been merged into the Company’s Purolator Advanced Filtration Group, headquartered in Greensboro, North Carolina. Its results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition.
A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. Acquired finite-lived intangible assets of $2,057 were recorded in connection with the purchase. The $2,815 excess of the fair value of the identifiable assets acquired and liabilities assumed over the purchase price was recorded as a bargain purchase gain and is included in “Other, net” income in the Consolidated Condensed Statements of Earnings. Prior to recording this gain, the Company reassessed its identification of assets acquired and liabilities assumed, including the use of independent valuation experts to assist the Company in appraising the personal property, real property and intangible assets acquired. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including the business falling outside of NV Bekaert SA’s core activities and historical losses incurred by the business.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The Company is currently in the process of finalizing the valuations of all assets acquired and liabilities assumed. The actual allocation of the final purchase price and the resulting effect on income from operations may differ from the unaudited pro forma amounts included herein. The Company expects to finalize the purchase price allocation during fiscal 2014.

Net sales and operating loss for the Bekaert business subsequent to the date it was acquired by the Company for the three-months ended March 1, 2014 were $2,777 and $251, respectively.
Modular
On May 9, 2012, the Company acquired 100% of the shares in Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing with the remaining purchase price to be paid in two installments on the first and second anniversaries of the original closing date. The first installment of $1,530 was made on May 8, 2013 and the second installment is expected to be paid in May 2014.

Investments

The Company owns 30% of BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems.  During the three months ended March 1, 2014 and March 2, 2013, the Company did not make any additional investments. The Company has $21 accrued which has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Condensed Balance Sheets at both March 1, 2014 and November 30, 2013. The investment, with a carrying amount of $3,065 and $3,125, at March 1, 2014 and November 30, 2013, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the three months ended March 1, 2014 and March 2, 2013, the Company did not receive any dividends from BPH.

The Company also owns 15.65% of BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the three months ended March 1, 2014, the Company invested an additional $473 into Algae. The investment, with a carrying amount of $2,677 and $2,204 at March 1, 2014 and November 30, 2013, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the three months ended March 1, 2014 and March 2, 2013, the Company did not receive any dividends from Algae.

3.	INCENTIVE PLANS AND STOCK-BASED COMPENSATION

On March 23, 2009, the shareholders of CLARCOR approved the 2009 Incentive Plan, which replaced the 2004 Incentive Plan.  The 2009 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock, performance awards and other awards to officers, directors and key employees of up to 3,800,000 shares during a ten-year period that ends in December 2019.  Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.  The key provisions of the Company’s stock-based incentive plans are described in Note M of the Company’s Consolidated Financial Statements included in the 2013 Form 10-K.

Stock Options

Nonqualified stock options are granted at exercise prices equal to the market price of CLARCOR common stock at the date of grant, which is the date the Company’s Board of Directors approves the grant and the participants receive it.  The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting.  In general, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years.  Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company.  Options granted to non-employee directors vest immediately.  All options expire ten years from the date of grant unless otherwise terminated. Beginning in 2013, stock-based compensation for the Company's Board of Directors is in the form of a grant of shares of stock, rather than stock options.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes information related to stock options and stock option exercises during the three months ended March 1, 2014 and March 2, 2013.

	Three Months Ended
	March 1, 2014	March 2, 2013
Pre-tax compensation expense	$1,111	$887
Deferred tax benefits	(395)	(316)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	161	1,742
Fair value of stock options on date of grant	4,554	3,836
Total intrinsic value of stock options exercised	758	5,286
Cash received upon exercise of stock options	1,242	3,325
Addition to capital in excess of par value due to exercise of stock options	1,363	3,926

The following table summarizes activity for the three months ended March 1, 2014 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan and the 2009 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,208,314	$40.76
Granted	441,450	$61.57
Exercised	(33,416)	$37.17
Surrendered	(775)	$22.80
Outstanding at end of period	2,615,573	$44.32

Exercisable at end of period	1,671,929	$39.15

 At March 1, 2014, there was $8,838 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.94 years.

The following table summarizes information about the Company’s outstanding and exercisable options at March 1, 2014.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $28.79	150,600	$26.92	$4,670	2.25	150,600	$26.92	$4,671	2.25
$31.96 - $38.06	712,332	$33.83	17,167	4.26	712,082	$33.83	17,161	4.26
$40.73 - $55.01	1,311,191	$46.21	15,367	7.92	809,247	$46.11	9,562	7.61
$61.57	441,450	$61.57	—	9.79	0	$—	—	0.00
	2,615,573	$44.32	$37,204	6.91	1,671,929	$39.15	$31,394	5.70

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Three Months Ended
	March 1, 2014	March 2, 2013
Weighted average fair value per option at the date of grant for options granted	$11.53	$9.96
Risk-free interest rate	1.55%	1.19%
Expected dividend yield	1.10%	1.19%
Expected volatility factor	21.40%	25.81%
Expected option term in years	5.0	5.4

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

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 16,986 and 14,760 vested and deferred shares at March 1, 2014 and November 30, 2013, respectively.

The following table summarizes information related to restricted stock unit awards during the three months ended March 1, 2014 and March 2, 2013.

	Three Months Ended
	March 1, 2014	March 2, 2013
Pre-tax compensation expense	$404	$259
Deferred tax benefits	(144)	(92)
Excess tax (expense) benefits associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	101	96
Fair value of restricted stock unit awards on date of grant	1,466	1,068
Fair value of restricted stock unit awards vested	765	621

The following table summarizes activity for the three months ended March 1, 2014 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	48,044	$45.18
Granted	23,808	$61.57
Vested	(17,685)	$43.27
Nonvested at end of period	54,167	$53.01

As of March 1, 2014, there was $2,239 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.90 years.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

4.	NONCONTROLLING INTERESTS

Noncontrolling interests changed as follows during the three months ended March 1, 2014 and March 2, 2013:

	Three Months Ended
	March 1, 2014		March 2, 2013
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$1,836	$1,025	$1,754	$986

Noncontrolling interests earnings (loss)	(41)	61	15	51
Foreign currency translation	18	(10)	6	11
Dividend	—	(166)	—	—

Noncontrolling interests at end of period	$1,813	$910	$1,775	$1,048

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  As of March 1, 2014, neither the Company nor the noncontrolling owners have exercised the purchase option. The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Condensed Balance Sheets.  The Redeemable noncontrolling interests is reflected at its carrying value, which is greater than its estimated redemption price. The Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable.  The Company has not recorded any accretion to date.

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the three months ended March 1, 2014.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$21,868	$219,431	$—	$241,299
Acquisition	—	72,697	—	72,697
Currency translation adjustments	186	2,112	—	2,298
Goodwill at end of period	$22,054	$294,240	$—	$316,294

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
March 1, 2014
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$77,410	$—	$78,013

Finite Lived Intangibles:
Trademarks, gross - finite lived	$309	$488	$—	$797
Accumulated amortization	(108)	(332)	—	(440)
Trademarks, net - finite lived	$201	$156	$—	$357

Customer relationships, gross	$4,311	$125,389	$—	$129,700
Accumulated amortization	(1,913)	(22,252)	—	(24,165)
Customer relationships, net	$2,398	$103,137	$—	$105,535

Other acquired intangibles, gross	$243	$61,255	$—	$61,498
Accumulated amortization	(243)	(21,703)	—	(21,946)
Other acquired intangibles, net	$—	$39,552	$—	$39,552

Total finite lived intangible assets, net	$2,599	$142,845	$—	$145,444

Acquired intangible assets, less accumulated amortization	$3,202	$220,255	$—	$223,457

The following table summarizes estimated amortization expense.

Fiscal year 2014	$13,625
Fiscal year 2015	13,165
Fiscal year 2016	13,032
Fiscal year 2017	12,794
Fiscal year 2018	12,131

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
March 1, 2014
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$544	$544	$—	$—
Mutual fund investments - bonds	395	395	—	—
Cash and equivalents	30	30	—	—
Total restricted trust	$969	$969	$—	$—

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2013
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$593	$593	$—	$—
Mutual fund investments - bonds	400	400	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,024	$1,024	$—	$—

There were no changes in the fair value determination methods or significant assumptions used in those methods during the three months ended March 1, 2014.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the three months ended March 1, 2014. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value of $1,018, which was recorded as an other long-term liability at that time.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on projected 2014 and 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 13.2%. The fair value of the TransWeb contingent earn-out payment was $0 at March 1, 2014 and $0 at November 30, 2013, based on the projected adjusted earnings of TransWeb.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

instruments at both March 1, 2014 and November 30, 2013.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  Long-term debt had a fair value estimate of $95,943 and $166,288 at March 1, 2014 and November 30, 2013, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at March 1, 2014 and November 30, 2013 is $96,616 and $166,636, respectively.

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at March 1, 2014 and November 30, 2013 were as follows:

	March 1, 2014	November 30, 2013
Accounts payable	$107,738	$79,164
Accrued salaries, wages and commissions	9,344	14,908
Pension and postretirement healthcare benefits liabilities	216	278
Compensated absences	8,331	8,600
Accrued insurance liabilities	8,272	7,599
Customer deposits	20,420	16,081
Other accrued liabilities	43,445	30,908
Accounts payable and accrued liabilities	$197,766	$157,538

The Company has letters of credit totaling $29,538 and $28,541 as of March 1, 2014 and November 30, 2013, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Three Months Ended
	March 1, 2014	March 2, 2013
Warranty accrual at beginning of period	$1,599	$1,533
Warranty accrual added through business acquisitions	10,677	—
Accruals for warranties issued during the period	28	182
Adjustments related to pre-existing warranties	44	27
Settlements made during the period	(664)	(178)
Other adjustments, including currency translation	(6)	(6)
Warranty accrual at end of period	$11,678	$1,558

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

     Warranty accruals added through business acquisitions in the first quarter of 2014 relate primarily to the CLARCOR Industrial Air business, whose sales agreements, particularly for air intake filtration systems for heavy-duty gas turbine applications, include product warranties customary for such types of products. Warranty accruals for this business are established for specifically identified warranty issues known to exist on products already sold, and on a non-specific basis based primarily on past experience.

Restructuring and other charges

In the first quarter of 2014 the Company recorded a restructuring charge of $1,315, $1,186 of which is included in Cost of sales and $129 of which is included in Selling and administrative expenses in the Consolidated Condensed Statement of Earnings, related to the planned closure of one of its HVAC air filtration manufacturing facilities -- which is included in its Industrial/Environmental Filtration segment -- and the involuntary separation of certain employees at its air filtration headquarters, to better align manufacturing capacity and workforce levels with the business's growth strategy and to support of our continual focus on cost reductions and productivity improvements. The charge consisted of approximately $863 related to the impairment of long-lived assets and leasehold improvements and approximately $452 related to severance and employee termination costs, which severance and employee termination costs are included in accrued liabilities as of March 1, 2014.

8.	LONG-TERM DEBT

On April 5, 2012, the Company entered into a five-year multicurrency revolving credit agreement which included a revolving credit facility (the “Credit Facility”) with a group of financial institutions. Under the Credit Facility, the Company may borrow up to $150,000 which includes a $10,000 swing line sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. On November 22, 2013, the Company entered into a credit agreement amendment to include a $100,000 term loan facility (the "Term Loan Facility"), whose maturity date will be the same as the maturity date of the Credit Facility. At the Company's election, loans made under the Credit Facility and Term Loan Facility bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, the federal funds rate, or a specified margin over the one-month London Interbank Offered Rate (“LIBOR”), or (2) LIBOR plus an applicable margin. Swing line loans bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility and Term Loan Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The credit agreement also contains certain covenants customary to such agreements, including covenants that place limits on our ability to incur additional debt, require us to maintain levels of interest coverage, and restrict certain changes in ownership, as well as customary events of default. At March 1, 2014, there was $80,000 outstanding on the Term Loan Facility with a weighted average interest rate of approximately 0.91% and there were no borrowings outstanding outstanding on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at both March 1, 2014 and November 30, 2013.

9.	PENSION AND OTHER POSTRETIREMENT PLANS

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Three Months Ended
	March 1, 2014	March 2, 2013
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$498	$622
Interest cost	1,931	1,730
Expected return on plan assets	(2,831)	(2,699)
Settlement cost	—	—
Amortization of unrecognized:
Prior service cost	(3)	(3)
Net actuarial loss	721	1,516
Net periodic benefit cost	$316	$1,166

Cash contributions	$65	$14,942

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$2
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial gain	(37)	(37)
Net periodic benefit income	$(66)	$(66)

Cash contributions	$16	$18

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant. The Company expects to contribute up to the following amounts to its various plans to pay benefits during 2014:

U.S. Qualified Plans	$—
U.S. Combined Nonqualified Plans	216
Non-U.S. Plan	409
Postretirement Healthcare Benefit Plan	62
Total expected contributions	$687

During the three months ended March 1, 2014, the Company contributed $81 to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $969 and $1,024 at March 1, 2014 and November 30, 2013, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 6).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Three Months Ended
	March 1, 2014	March 2, 2013
Unrecognized tax benefits at beginning of year	$2,155	$2,209
Additions for current period tax positions	79	133
Reductions for prior period tax positions	—	(159)
Reductions for lapse of statue of limitations / settlements	—	—
Changes in interest and penalties	33	104
Unrecognized tax benefits at end of period	$2,267	$2,287

At March 1, 2014, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,427.  At March 1, 2014, the Company had $244 accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $163 over the next twelve months as a result of expected settlements with taxing authorities. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in the next twelve months; however, the amount cannot be estimated.

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

Following the trial, on December 12, 2012, the court ordered a third party Special Master to conduct a review to quantify and qualify TransWeb's attorneys' fees that may be awarded as damages, including those subject to potential trebling under the antitrust laws, and to make a recommendation to the court in this regard. Following eight months of hearings and submissions by the parties, on September 24, 2013, the Special Master recommended to the court that TransWeb be entitled to approximately $26,147. 3M has moved the court to reject this recommendation, and TransWeb has moved the court to accept it.

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

The Company acquired TransWeb on December 29, 2010.  The $30,017 base purchase price included a $17,000 liability due to the former owners of TransWeb, which payment could be reduced dollar-for-dollar for qualifying costs incurred by the Company in connection with the 3M litigation. Since the acquisition date, the Company has expensed legal costs in connection with the 3M litigation and simultaneously recorded the recovery of such costs from the former owners through a reduction of the liability due to the former owners and a corresponding reduction in legal expense. Qualifying costs incurred by the Company have exceeded $17,000 and, as such, no further payments are due to the former owners of TransWeb. The Company does not anticipate incurring any liability in connection with the litigation, due to the fact that, among other factors, as noted above the Special Master has recommended to the court that TransWeb be entitled to approximately $26,147. The Company does anticipate incurring additional litigation related expenses due to the significant post-trial activities and anticipated appeal referenced above. The Company does not accrue for such expenses, but recognizes them as they are incurred.

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

	Three Months Ended
	March 1, 2014	March 2, 2013
Weighted average number of shares outstanding - Basic	50,463,714	49,834,701
Dilutive effect of stock-based arrangements	460,731	574,763
Weighted average number of shares outstanding - Diluted	50,924,445	50,409,464

Net earnings attributable to CLARCOR Inc.	$24,321	$23,462

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.48	$0.47
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.48	$0.47

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	Three Months Ended
	March 1, 2014	March 2, 2013
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	441,450	498,038
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$—	$5,964
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	—	122,000

At March 1, 2014, there remained $241,282 authorized for future purchases under the Company’s $250,000 stock repurchase program that was approved by the Company's Board of Directors on June 25, 2013.

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

Segment information is summarized as follows:

	Three Months Ended
	March 1, 2014	March 2, 2013
Net sales:
Engine/Mobile Filtration	$122,497	$117,675
Industrial/Environmental Filtration	174,863	122,626
Packaging	15,325	15,970
	$312,685	$256,271

Operating profit:
Engine/Mobile Filtration	$22,874	$23,449
Industrial/Environmental Filtration	8,146	9,678
Packaging	246	688
	31,266	33,815
Other income (expense), net	3,678	(11)
Earnings before income taxes	$34,944	$33,804

	March 1, 2014	November 30, 2013
Identifiable assets:
Engine/Mobile Filtration	$357,950	$397,545
Industrial/Environmental Filtration	1,033,373	715,759
Packaging	37,747	41,030
Corporate	20,944	294,509
	$1,450,014	$1,448,843

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and accompanying notes and with the audited Consolidated Financial Statements and accompanying notes included in the 2013 Form 10-K.  Except as otherwise set forth herein, references to particular years or quarters refer to our applicable fiscal year or quarter.  The analysis of operating results focuses on our three reportable business segments:  Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands, except per share data)

	First Three Months
			Change
	2014	2013	$	%
Net sales	$312,685	$256,271	$56,414	22%
Cost of sales	216,098	174,785	41,313	24%
Gross profit	96,587	81,486	15,101	19%
Selling and administrative expenses	65,321	47,671	17,650	37%
Operating profit	$31,266	$33,815	$(2,549)	(8)%
Other income (expense)	$3,678	$(11)	$3,689
Provision for income taxes	$10,603	$10,276	$327	3%
Net earnings attributable to CLARCOR	$24,321	$23,462	$859	4%
Weighted average diluted shares	50,924	50,409	515	1%
Diluted earnings per share attributable to CLARCOR	$0.48	$0.47	$0.01	2%

Percentages:
Gross margin	30.9%	31.8%		(0.9)	pt
Selling and administrative percentage	20.9%	18.6%		2.3	pt
Operating margin	10.0%	13.2%		(3.2)	pt
Effective tax rate	30.3%	30.4%		(0.1)	pt
Net earnings margin	7.8%	9.2%		(1.4)	pt

First Quarter

Net Sales

Net sales increased $56.4 million, or 22%, in the first quarter of 2014 from the first quarter of 2013. Estimated components of this 22% increase in net sales are as follows:

Volume	4%
Pricing	—%
GE Air Filtration acquisition	18%
Bekaert Business acquisition	1%
Foreign exchange	(1)%
22%

The $56.4 million, or 22%, increase in net sales in the first quarter of 2014 from the first quarter of 2013 primarily resulted from a $52.2 million, or 43%, increase in net sales at our Industrial/Environmental Filtration segment -- which included a $45.4 million increase due to net sales from the acquisition of General Electric Company's (GE) Air Filtration business, now operated as CLARCOR Industrial Air, and a $2.8 million increase due to net sales from our acquisition of the Bekaert Business -- and a $4.8 million, or 4%, increase in net sales at our Engine/Mobile Filtration segment, partially offset by a $0.7 million, or 4%, decrease in net sales at our Packaging segment.

•
The $52.2 million, or 43%, increase in net sales at our Industrial/Environmental Filtration segment reflects a $45.4 million increase in net sales due to the December 2013 acquisition of GE's air filtration business, a $2.8 million increase in net sales due to the December 2013 acquisition of the Bekaert Business, a $3.4 million, or 11%, increase in foreign net sales excluding acquisitions, and a $1.1 million, or 1%, increase in net sales within the U.S. excluding acquisitions, partly offset by a $0.5 million decrease in net sales due to changes in foreign currency exchange rates. The $3.4 million, or 11%, increase in foreign net sales excluding acquisitions primarily resulted from increased sales of natural gas vessels and aftermarket filters in Latin America, the Middle East and Canada and increased sales of dust collector systems and replacement filter cartridges in China, partially offset by a decline in sales of natural gas vessels and aftermarket filters in Europe. The $1.1 million, or 1%, increase in U.S. net sales excluding acquisitions was driven by increased sales of dust collector systems, commercial aerospace filters and filter media, partially offset by declines in sales of HVAC air filtration products, aviation and marine filter vessels and military aerospace filters.

•
The $4.8 million, or 4%, increase in net sales at our Engine/Mobile Filtration segment was driven by $3.5 million, or 5%, higher net sales within the U.S. and $2.3 million, or 5%, higher foreign net sales, partly offset by a $0.9 million decrease in net sales due to changes in foreign currency exchange rates. The 5% increase in U.S. sales in this segment primarily resulted from a 7% increase in sales of heavy-duty engine filters to the U.S. aftermarket and a 14% increase in sales of locomotive filters, partially offset by lower sales of heavy-duty engine filters to U.S. automotive and filter company customers. The 5% increase in foreign sales was driven by a 21% increase in heavy-duty engine filtration export sales to the Middle East, as well as increased export sales of heavy-duty engine filters to Canada, Southeast Asia and South America, partially offset by an 11% decrease in heavy-duty engine filter sales in Australia, while sales in Europe and China were relatively flat.

•
The $0.7 million, or 4%, decrease in net sales at our Packaging segment was driven primarily by lower sales of spice containers, tobacco packaging products and film packaging products, partially offset by higher sales of decorated flat sheet metal products.

Cost of Sales

Cost of sales increased $41.3 million, or 24%, in the first quarter of 2014 from the first quarter of 2013. This 24% increase in cost of sales was greater than the 22% increase in net sales. As a result, our gross margin decreased to 30.9% in the first quarter of 2014 from 31.8% in the first quarter of 2013. This 0.9 percentage point decrease in gross margin primarily reflects a 0.5 percentage point decrease due to the impact of the December 2013 acquisitions of GE's air filtration business and the Bekaert Business and a 0.4 percentage point decrease due to $1.2 million of costs related to the restructuring charge recorded in the first quarter of 2014 in our Industrial/Environmental Filtration segment pursuant to the closure of one of our HVAC air filtration manufacturing facilities. We also experienced higher material costs in certain of our businesses in the first quarter of 2014 compared with the first quarter of 2013, primarily reflecting higher media and steel pricing, which was offset by improved sales mix and improved fixed overhead absorption in our Industrial/Environmental Filtration segment as well as lower costs related to workers compensation claims in the first quarter of 2014 compared with the first quarter of 2013.

Selling and Administrative Expenses

Selling and administrative expenses increased $17.7 million, or 37%, in the first quarter of 2014 from the first quarter of 2013. This increase was primarily the result of a $14.3 million increase due to the December 2013 acquisition of CLARCOR Industrial Air -- including $3.1 million of legal, investment advisory, consulting and other professional services costs related to the acquisition execution and integration, and $1.8 million of intangible asset amortization -- and a $0.9 million increase due to the December 2013 acquisition of the Bekaert Business. The remaining increase of $2.5 million in the first quarter of 2014 from the first quarter of 2013 primarily resulted from $1.7 million of increased employee costs, $1.0 million of increased costs related to professional services and $0.3 million of increased bad debt expense, partially offset by a $0.5 million decrease in pension and stock-based compensation. Since selling and administrative expenses increased 37% while sales increased 22%, our selling and administrative expenses as a percentage of net sales increased to 20.9% in the first quarter of 2014 from 18.6% in last year's first quarter. Of this 2.3 percentage point increase, approximately 1.0 percentage points was driven by the $3.1 million of costs related to the GE Air Filtration acquisition and integration in the first quarter of 2014 and approximately 0.6 percentage points was driven by the $1.8 million increase in intangible asset amortization related to the GE Air Filtration acquisition.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Acquisitions

The acquisition of GE's air filtration business, now operated as CLARCOR Industrial Air, in the first quarter of 2014 impacted the our net sales and operating profit in the first quarter of 2014 compared to the first quarter of 2013 as follows:

(Dollars in thousands)	First Three Months
Net sales	$45,378
Operating profit (loss)	(1,048)

The net sales and operating loss for CLARCOR Industrial Air reflect results from December 16, 2013, the date of acquisition, through March 1, 2014. The operating loss of approximately $1.0 million in the first quarter of 2014 includes approximately $3.6 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $3.1 million of legal, investment advisory, consulting and other professional services costs related to the acquisition and integration of the GE air filtration business, which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings. Operating results for the CLARCOR Industrial Air business in the first quarter of 2014 exceeded our expectations, driven by favorable sales mix -- including higher sales of gas turbine cartridge filters and industrial air filtration aftermarket products in relation to sales of air intake filtration systems and housings for heavy duty gas turbine installations -- as well as favorable material costs and fixed overhead absorption. We do not expect this favorable sales mix to be maintained during the balance of fiscal 2014.

The acquisition of the Bekaert Business in the first quarter of 2014 impacted our net sales and operating profit in the first quarter of 2014 compared to the first quarter of 2013 as follows:

(Dollars in thousands)	First Three Months
Net sales	$2,777
Operating profit (loss)	(251)

The net sales and operating loss for the Bekaert Business reflect results from December 3, 2013, the date of acquisition, through March 1, 2014. Operating results for the Bekaert Business in the first quarter of 2014 were materially in-line with expectations.

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our 2014 translated U.S. dollar value of net sales and operating profit compared to the same period in 2013 as follows:

(Dollars in thousands)	First Three Months
Net sales	$(1,388)
Operating profit (loss)	(342)

•	Other income (expense)

Interest income (expense)

Net interest expense was $0.3 million in the first quarter of 2014 while we did not have any significant net interest expense in the first quarter of 2013. Net interest expense in the first quarter of 2014 was driven by $0.3 million of interest expense related to borrowings on the Term Loan Facility and on the Credit Facility, which borrowings were undertaken to fund a portion of the cost of our acquisition of CLARCOR Industrial Air. At the end of 2013, we had $100.0 million outstanding on the Term Loan Facility and we had $50.0 million outstanding on the Credit Facility. At the end of the first quarter of 2014, we had $80.0 million outstanding on the Term Loan Facility and no borrowings outstanding on the Credit Facility.

Foreign currency gains and (losses)

We recognized foreign currency gains (losses) in other income (expense) as follows:

(Dollars in thousands)	First Three Months
2014	$958
2013	(44)

The foreign currency gain of approximately $1.0 million in the first quarter of 2014 primarily reflects the translation of inter-company loans -- in cases where such loans are expected to be settled in cash at some point in the future -- at certain foreign subsidiaries denominated in currencies other than their functional currencies. The foreign currency loss in the first quarter of 2013 primarily reflects the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies.

Other income (expense)

Other income of approximately $3.7 million in the first quarter of 2014 primarily resulted from the $2.8 million bargain purchase gain that resulted from the Company's acquisition of the Bekaert Business and the foreign currency gains of approximately $1.0 million as described above. There was no significant other income (expense) in the first quarter of 2013.

The purchase price paid for the Bekaert Business was approximately $7.3 million net of cash acquired. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, including property, plant and equipment of approximately $7.0 million, intangible assets of approximately $2.1 million, and net working capital of approximately $1.0 million, excluding cash acquired. The $2.8 million excess of the fair value of the net assets acquired over the purchase price was recorded as a bargain purchase gain and is included in Other, net income in the Consolidated Condensed Statements of Earnings. As the Company maintains a permanent reinvestment strategy for all foreign operations, this gain is not subject to tax.

•	Provisions for income taxes

Our effective tax rate decreased 0.1 percentage points to 30.3% in the first quarter of 2014 from 30.4% in the first quarter of 2013, primarily due to the $2.8 million bargain purchase gain recognized in the first quarter of 2014 which, as described above, was not subject to tax, partially offset by a $0.8 million tax benefit realized in the first quarter of 2013 related to the extension of the research and development tax credit in December 2012, which did not recur in the first quarter of 2014.

•	Shares outstanding

Average diluted shares outstanding increased by approximately 0.5 million shares in the first quarter of 2014 from the first quarter of 2013 primarily due incremental dilutive shares related to stock option exercises and the issuance of stock options and restricted stock units. We did not repurchase any shares of common stock in the first quarter of 2014 as excess cash on hand was used primarily to pay interest and principal related to outstanding debt.

SEGMENT ANALYSIS

	First Three Months
(Dollars in thousands)	2014	% Total	2013	% Total
Net sales:
Engine/Mobile Filtration	$122,497	39%	$117,675	46%
Industrial/Environmental Filtration	174,863	56%	122,626	48%
Packaging	15,325	5%	15,970	6%
	$312,685	100%	$256,271	100%

Gross profit:
Engine/Mobile Filtration	$40,974	42%	$41,023	50%
Industrial/Environmental Filtration	53,521	55%	37,888	46%
Packaging	2,092	3%	2,575	4%
	$96,587	100%	$81,486	100%

Operating profit:
Engine/Mobile Filtration	$22,874	73%	$23,449	69%
Industrial/Environmental Filtration	8,146	26%	9,678	29%
Packaging	246	1%	688	2%
	$31,266	100%	$33,815	100%

Gross margin:
Engine/Mobile Filtration	33.4%		34.9%
Industrial/Environmental Filtration	30.6%		30.9%
Packaging	13.7%		16.1%
	30.9%		31.8%

Operating margin:
Engine/Mobile Filtration	18.7%		19.9%
Industrial/Environmental Filtration	4.7%		7.9%
Packaging	1.6%		4.3%
	10.0%		13.2%

Engine/Mobile Filtration Segment

	First Three Months
			Change
(Dollars in thousands)	2014	2013	$	%
Net sales	$122,497	$117,675	$4,822	4%
Cost of sales	81,523	76,652	4,871	6%
Gross profit	40,974	41,023	(49)	—%
Selling and administrative expenses	18,100	17,574	526	3%
Operating profit	22,874	23,449	(575)	(2)%

Gross margin	33.4%	34.9%		(1.5)	pt
Selling and administrative percentage	14.8%	14.9%		(0.1)	pt
Operating margin	18.7%	19.9%		(1.2)	pt

Our Engine/Mobile Filtration segment primarily sells aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine truck filters produced at our Baldwin business unit.

Net Sales

The $4.8 million, or 4%, increase in net sales for our Engine/Mobile Filtration segment in the first quarter of 2014 from the first quarter of 2013 is detailed in the following tables:

First Three Months
Volume	5%
Pricing	—%
Foreign exchange	(1)%
4%

(Dollars in thousands)	First Three Months
2013	$117,675

U.S. net sales	3,512
Foreign net sales (including export)	2,251
Foreign exchange	(941)
Net increase	4,822

2014	$122,497

The net increase in U.S. net sales for our Engine/Mobile Filtration segment in the first quarter of 2014 from the first quarter of 2013 is detailed as follows:

(Dollars in thousands)	First Three Months
Heavy-duty engine filters	$3,050
Locomotive filters	861
Other	(399)
Increase in U.S. net sales	$3,512

Our U.S. net sales increased 5% in the first quarter of 2014 compared with the same period in 2013. This increase was primarily the result of a 7% increase in heavy-duty engine filter aftermarket sales, which was driven by improved year-over-year demand from our U.S. independent distributors--our primary distribution channel. This growth was generally consistent with the 9% year-over-year increase in heavy-duty truck tonnage for the preceding three months (September through November) as measured by the American Trucking Associations, which we believe is a leading indicator of heavy-duty engine filter aftermarket demand in the U.S. We also experienced growth of approximately 14% in locomotive filter sales in the first quarter of 2014 compared with the same period in 2013, as well as growth in dust collection cartridge filter sales. This growth in locomotive filter sales reflects the impact of new products and increased railroad activity leading to increased replacement filter sales. These impacts were partially offset by lower heavy-duty engine filter aftermarket sales to automotive and filter company customers.

The net change in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the first quarter of 2014 from the comparable period in 2013 is detailed as follows:

(Dollars in thousands)	First Three Months
Export sales primarily to the Middle East, Canada, Southeast Asia and South America	$3,716
Heavy-duty engine filter sales in Europe	(568)
Heavy-duty engine filter sales in Australia	(384)
Other	(513)
Increase in foreign net sales	$2,251

Our foreign net sales increased 5% in the first quarter of 2014 compared with the same period in 2013, adjusted for changes in foreign currencies. This increase was primarily the result of increased export sales of heavy-duty engine filters to the Middle East, Canada, Southeast Asia and South America, reflecting the impact of new distribution and a recovery from sales declines in certain of these markets in the comparable prior year period. Sales of heavy-duty engine filters declined in Europe, Australia and South Africa in the first quarter of 2014 compared with 2013 primarily due to weak economic conditions in those markets and a resulting decline in trucking volume and filter replacement activity.

Cost of Sales

Cost of sales increased $4.9 million, or 6%, in the first quarter of 2014 from the first quarter of 2013. This increase was greater than the 4% increase in net sales. As a result, our gross margin declined to 33.4% in the first quarter of 2014 from 34.9% in the first quarter of 2013. This decline primarily resulted from increased manufacturing overhead, reflecting the impact of additional capacity brought into service to support expected future growth, as well as higher material costs including higher media and steel pricing. We executed a customer price increase at the end of the first quarter of 2014 which we expect will partially offset these higher material costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.5 million, or 3%, in the first quarter of 2014 from the first quarter of 2013. This increase was primarily the result of $0.3 million higher salaries and wages, primarily reflecting annual wage rate increases, and $0.3 million higher bad debt expenses, partially offset by lower discretionary expenses. With selling and administrative expenses in this segment increasing 3% while segment net sales increased 4%, our selling and administrative expenses as a percentage of net sales decreased to 14.8% in the first quarter of 2014 from 14.9% in the first quarter of 2013.

Industrial/Environmental Filtration Segment

	First Three Months
			Change
(Dollars in thousands)	2014	2013	$	%
Net sales	$174,863	$122,626	$52,237	43%
Cost of sales	121,342	84,738	36,604	43%
Gross profit	53,521	37,888	15,633	41%
Selling and administrative expenses	45,375	28,210	17,165	61%
Operating profit	8,146	9,678	(1,532)	(16)%

Gross margin	30.6%	30.9%		(0.3)	pt
Selling and administrative percentage	25.9%	23.0%		2.9	pt
Operating margin	4.7%	7.9%		(3.2)	pt

Our Industrial/Environmental Filtration segment sells a variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas vessels and aftermarket filters, aviation fuel filters and filter systems, filtration systems and replacement filters for gas turbine air intake applications, industrial air filters, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

Net Sales

The $52.2 million, or 43%, increase in net sales for our Industrial/Environmental Filtration segment in the first quarter of 2014 from the first quarter in 2013 is detailed in the following tables:

First Three Months
Volume	4%
Pricing	—%
Foreign exchange	—%
GE Air Filtration acquisition	37%
Bekaert Advanced Filtration acquisition	2%
43%

(Dollars in thousands)	First Three Months
2013	$122,626

U.S. net sales	24,274
Foreign net sales (including export)	28,407
Foreign exchange	(444)
Net increase	52,237

2014	$174,863

The net increase in U.S. net sales for our Industrial/Environmental Filtration segment in the first quarter of 2014 from the first quarter of 2013 is detailed as follows:

(Dollars in thousands)	First Three Months
GE Air Filtration acquisition	$23,099
Commercial aerospace filters	1,331
Dust collector systems	1,205
Military and government aerospace filters	(852)
Aviation and marine filter vessels and aftermarket filters	(944)
All other, net	435
Increase in U.S. net sales	$24,274

•
The acquisition of GE's Air Filtration business, now operated as CLARCOR Industrial Air, in December 2013 resulted in $23.1 million of increased U.S. net sales in the first quarter of 2014, reflecting sales of filtration systems and aftermarket filters for gas turbine air intake applications, sales of pleated filters, bag filters and other industrial air filters, and sales of membrane products.

•
Higher sales of commercial aerospace filters in the first quarter of 2014 from the first quarter of 2013 was primarily the result of increased commercial aerospace demand for replacement filters as well as our continued efforts to obtain parts manufacturer approvals for various aerospace filtration applications. This increase was partially offset by lower sales of aerospace filters to military and other governmental customers.

•
Higher dust collection system sales in the first quarter of 2014 from the comparable period in 2013 was primarily the result of higher sales of Dust Hog® weld fume collection systems to OEM customers by our United Air Specialists subsidiary.

•
Lower sales of the aviation and marine filter vessels and aftermarket filters in the first quarter of 2014 from the first quarter of 2013 was driven by quarterly variability in sales of commercial and military aviation products, including filter separators, coalescers, and replacement cartridges used at various filtration points related to the storage, transportation and dispensing of aviation fuel, and similar dynamics in marine filtration sales. We also experienced a large customer order in the first quarter of 2013 that did not recur in the first quarter of 2014.

The net increase in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the first quarter of 2014 from the first quarter of 2013 is detailed as follows:

(Dollars in thousands)	First Three Months
GE Air Filtration acquisition	$22,280
Bekaert Business acquisition	2,777
Natural gas vessels and aftermarket filters	2,573
Dust collector systems	1,475
All other, net	(698)
Increase in foreign net sales	$28,407

•
The acquisition of GE's Air Filtration business, now operated as CLARCOR Industrial Air, in December 2013 resulted in $22.3 million of increased foreign net sales in the first quarter of 2014, reflecting sales of filtration systems and aftermarket filters for gas turbine air intake applications, sales of pleated filters, bag filters and other industrial air filters, and sales of membrane products, primarily in Europe, Asia, the Middle East and Latin America.

•
The acquisition of Bekaert Advanced Filtration in December 2013 resulted in $2.8 million of foreign net sales in the first quarter of 2014, reflecting sales of engineered metal filters and systems used primarily in the polymer fiber and plastics industry, sold primarily in Europe and Southeast Asia.

•
Higher sales of natural gas vessels and aftermarket filters in the first quarter of 2014 from the first quarter of 2013 was driven by increased natural gas extraction, processing and transportation activity in Latin America and the Middle East, where we continue to develop key customer relationships. Sales also increased in Canada, partly reflecting a recovery from very low sales in that market in the first quarter of 2013. These increased sales were partially offset by lower sales in Europe and Southeast Asia.

•
Sales of dust collector systems increased in the first quarter of 2014 from the comparable prior year period, driven by increased sales of industrial dust, fume and oil mist collectors in China and Europe.

Cost of Sales

Cost of sales increased $36.6 million, or 43%, in the first quarter of 2014 from the first quarter of 2013. This increase was consistent with the 43% increase in net sales. As a result, our gross margin was roughly flat, decreasing slightly to 30.6% in the first quarter of 2014 from 30.9% in the first quarter of 2013. The December 2013 acquisition of GE's Air Filtration business, now operated as CLARCOR Industrial Air, resulted in $32.2 million of increased cost of sales in the first quarter of 2014, including approximately $3.6 million related to the step-up of inventory values as of the purchase date to reflect their estimated fair values. The first quarter of 2014 also included a $1.2 million increase to cost of sales related to restructuring activities within our air filtration business. These increased costs were partially offset by improved sales mix within our oil and natural gas filtration business, improved fixed overhead absorption due to higher sales at our air filtration and filtration media businesses, lower workers compensation costs and a reduction in material purchase costs of approximately 1% in the first quarter of 2014 from the first quarter of 2013 driven by our continuous focus on cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses increased $17.2 million, or 61%, in the first quarter of 2014 from the first quarter of 2013. This increase was primarily the result of $14.3 million of selling and administrative expenses at the CLARCOR Industrial Air business, including approximately $3.1 million of costs related to the acquisition transaction and subsequent integration of the acquired business, approximately $1.8 million of intangible asset amortization, and approximately $0.9 million of selling and administrative costs at the Bekaert Business. With selling and administrative expenses increasing 61% while our net sales increased 43%, our selling and administrative expenses as a percentage of net sales increased to 25.9% in the first quarter of 2014 from 23.0% in last year's first quarter. Approximately 1.8 percentage points of this 2.9 percentage point increase was driven by the $3.1 million of acquisition and integration costs related to the CLARCOR Industrial Air acquisition as described above. Increased selling and administrative expenses in the first quarter of 2014 also reflected approximately $0.8 million of higher salaries and wages expenses related to annual wage rate increases as well as additional headcount to support growth initiatives.

Packaging Segment

	First Three Months
			Change
(Dollars in thousands)	2014	2013	$	%
Net sales	$15,325	$15,970	$(645)	(4)%
Cost of sales	13,233	13,395	(162)	(1)%
Gross profit	2,092	2,575	(483)	(19)%
Selling and administrative expenses	1,846	1,887	(41)	(2)%
Operating profit	246	688	(442)	(64)%

Gross margin	13.7%	16.1%		(2.4)	pt
Selling and administrative percentage	12.0%	11.8%		0.2	pt
Operating margin	1.6%	4.3%		(2.7)	pt

Our Packaging segment manufactures and sells consumer and industrial packaging products.

Net Sales

The $0.6 million, or 4%, reduction in net sales in the first quarter of 2014 at our Packaging segment from the comparable period last year is detailed in the following table:

(Dollars in thousands)	First Three Months
Spice packaging	$(723)
Tobacco packaging	(625)
Battery jackets	(339)
Decorated flat sheet metal products	1,453
Other	(411)
Decrease in U.S. net sales	$(645)

Lower sales of spice packaging, tobacco packaging and battery jackets in the first quarter of 2014 from the first quarter of 2013 were driven by lower demand on various customer programs. The increase in decorated flat sheet metal products in the first quarter of 2014 compared to the prior year was driven by the timing of certain promotional programs.

Cost of Sales

Cost of sales decreased $0.2 million, or 1%, in the first quarter of 2014 from the first quarter of 2013. This decrease was primarily driven by the 4% decrease in net sales. Gross margin decreased to 13.7% in the first quarter of 2014 from 16.1% in the first quarter of 2013 primarily due to lower absorption of fixed manufacturing costs as a result of lower sales volume.

Selling and Administrative Expenses

Selling and administrative expenses were $1.8 million in the first quarter of 2014 and were $1.9 million in the first quarter of 2013. With selling and administrative expenses staying roughly flat while our net sales decreased 4%, our selling and administrative expenses as a percentage of net sales increased to 12.0% in the first quarter of 2014 from 11.8% in last year's first quarter.

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our credit agreement, including our five-year multicurrency revolving credit facility ("Credit Facility"), will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures, including the expansion of facilities, provide for interest and principal payments related to debt agreements, fund pension contributions and fund potential repurchases of our common stock. We completed two acquisitions in December 2013, the GE Air Filtration business and Bekaert Advanced Filtration business, and will continue to assess acquisition opportunities in related filtration businesses. Any such acquisitions could affect operating cash flows and require changes in our debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings.

We had cash, cash equivalents and restricted cash of $77.2 million at the end of the first quarter of 2014.  Approximately $70.5 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.2 at the end of the first quarter of 2014 decreased from 4.3 at year-end 2013.  This decrease was primarily due to a $335.1 million decrease in cash and cash equivalents, due primarily to our acquisition of GE's air filtration business, now operated as CLARCOR Industrial Air, in December 2013 for approximately $254.4 million in cash (net of cash acquired) as well as our purchase of Bekaert Advanced Filtration in December 2013 for approximately $7.3 million in cash (net of cash acquired). This was partially offset by an increase of $34.4 million in accounts receivable and an increase of approximately $53.8 million in inventory at the end of the first quarter of 2014 compared to year-end 2013, both of which were primarily due to the acquisition of GE's air filtration business, now operated as CLARCOR Industrial Air.

We entered into the Credit Facility in April 2012, under which we may borrow up to $150.0 million under a selection of currencies and rate formulas. The Credit Facility also includes a $10.0 million swing line sub-facility and a $50.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. In November 2013, we entered into a credit amendment to include a $100.0 million term loan facility (the "Term Loan Facility"), whose maturity date is April 2017. We believe the financial institutions that are party to this agreement have adequate capital resources and will be able to fund future borrowings under the Credit Facility and Term Loan Facility.  At our election, the interest rate under the Credit Facility and Term Loan Facility is based upon either a defined base rate or LIBOR plus an applicable margin.  Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility and Term Loan Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility and Term Loan Facility also contain certain covenants customary to such agreements, as well as customary events of default.

At the end of the first quarter of 2014, we had $80.0 million outstanding on the Term Loan Facility with a weighted average interest rate including margin of approximately 0.91% At the end of the first quarter of 2014, there were no borrowings outstanding on our Credit Facility as the Company repaid the outstanding balance of $50.0 million during the first quarter. The Term Loan Facility and Credit Facility balances were entered into during the fourth quarter of 2013 to fund a portion of the cost of the acquisition of the GE Air Filtration business, now operated as CLARCOR Industrial Air. At March 1, 2014, we also had approximately $16.0 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $134.0 million available for further borrowing at the end of the first quarter of 2014. Our Term Loan Facility expires in April 2017, although we anticipate earlier repayment through cash generated through our operations.

Total long-term debt of $96.6 million at the end of the first quarter of 2014 included $80.0 million outstanding on the Term Loan Facility, $15.8 million outstanding on industrial revenue bonds and $0.8 million of other long-term debt.  At the end of the first quarter of 2014, we were in compliance with all financial covenants as included in our Credit Facility and Term Loan Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 8.4% at the end of the first quarter of 2014 compared to 13.9% at year-end 2013.

We had 50.4 million shares of common stock outstanding at the end of the first quarter of 2014, consistent with the amount outstanding at year-end 2013.  Less than 0.1 million shares were issued during the quarter pursuant to stock incentive plans in the first three months of 2014.  We did not repurchase any shares in the first three months of 2014 as available cash was used primarily to repay outstanding borrowings on the Term Loan Facility and Credit Facility. Shareholders’ equity increased to $1,056.4 million at the end of the first quarter of 2014 from $1,032.9 million at year-end 2013.  This $23.5 million increase resulted mainly from additional net earnings of $24.3 million, currency translation adjustments of $4.3 million and items related to stock compensation and option activity pursuant to incentive plans of $3.1 million, partially offset by dividend payments of $8.6 million.

Cash Flow

Net cash provided by operating activities increased $12.0 million to $18.4 million in the first three months of 2014 from $6.4 million in the first three months of 2013.  This increase was primarily due to a $15.6 million decrease in cash used for changes in working capital, which was driven primarily by $14.1 million lower pension and postretirement benefit plan payments.

Net cash used in investing activities increased $268.4 million in the first three months of 2014 from the first three months of 2013 primarily due to a $262.7 million increase in payments related to business acquisitions, including $255.4 million net cash paid for the acquisition of the GE Air Filtration business, now operated as CLARCOR Industrial Air, and $7.3 million net cash paid for the Bekaert Advanced Filtration acquisition, as well as a $5.7 million increase in capital expenditures.

Net cash used in financing activities increased $67.3 million in the first three months of 2014 from the first three months of 2013 primarily as the result of $50.0 million of cash used to repay outstanding borrowings on the Credit Facility and $20.0 million of cash used to repay outstanding borrowings on the Term Loan, as well as a $1.9 million increase in cash dividends paid and a $2.1 million decrease in cash received from stock option exercises and the sale of capital stock pursuant to the Company's employee stock purchase plan, partially offset by a $6.0 million decrease in cash paid for the repurchase of common stock.

We will continue to assess repurchases of our common stock. In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first three months of 2014 we did not repurchase any shares of our common stock, as available cash was used primarily to repay outstanding borrowings on the Term Loan Facility and Credit Facility.  At the end of the first quarter of 2014, there was approximately $244.8 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for further repayment of outstanding borrowings on the Term Loan Facility and Credit Facility, internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

In January 2013 we announced that we intend to invest approximately $40.0 million in our Engine/Mobile Filtration segment to build a new warehouse and distribution center adjacent to our manufacturing facility in Kearney, Nebraska. The project is anticipated to take approximately two years to complete. Through the first quarter of 2014 we have incurred approximately $4.2 million in costs related to this project.

At the end of the first quarter of 2014, our gross liability for uncertain income tax provisions was $2.3 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2013 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first three months of 2014 or 2013.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2013 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes in our critical accounting policies set forth in our 2013 Form 10-K.  These policies have been consistently applied in all material respects.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This First Quarter 2014 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•
statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including the acquisitions of the GE Air Filtration business and the Bekaert Business and potential future acquisition opportunities;

•	statements regarding our current cost structure positions and ability to capitalize on anticipated growth initiatives, including the expansion of facilities;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources, borrowing capacity and compliance with financial covenants under the Credit Facility and the Term Loan Facility;

•	statements regarding anticipated payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to pending claims or litigation, including the anticipated outcome of the 3M lawsuit referenced in Note 11; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (5) commodity price increases and/or limited availability of raw materials and component products, including steel, (6) compliance costs associated with environmental laws and regulations, (7) political factors, (8) our international operations, (9) highly competitive markets, (10) governmental laws and regulations, (11) the implementation of new information systems, (12) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (13) changes in accounting standards or adoption of new accounting standards, (14) adverse effects of natural disasters, (15) legal challenges with respect to intellectual property, and (16) other factors described in more detail in the “Risk Factors” section of our 2013 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may differ materially from our past results as a result of various risks and uncertainties, including these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2014 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this First Quarter 2014 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this First Quarter 2014 Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense on long-term debt is sensitive to changes in interest rates.  In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies.  Market risks are also discussed in our 2013 Form 10-K in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”  There have been no material changes to the disclosure regarding market risk set forth in our 2013 Form 10-K.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, with the supervision and participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 1, 2014.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) and 15d-15(e) of the Exchange Act were effective as of March 1, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended March 1, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this First Quarter 2014 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2013 Form 10-K.

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2014 Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

March 21, 2014	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

March 21, 2014	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer