Form 10-Q
period 2014-05-31
CLARCOR INC.
filed 2014-06-20
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2014

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

As of June 16, 2014, 50,456,235 common shares with a par value of $1 per share were outstanding.

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Net sales	$386,642	$287,583	$699,327	$543,854
Cost of sales	261,272	189,369	477,370	364,154

Gross profit	125,370	98,214	221,957	179,700

Selling and administrative expenses	74,223	48,813	139,544	96,484

Operating profit	51,147	49,401	82,413	83,216

Other income (expense):
Interest expense	(670)	(162)	(1,070)	(312)
Interest income	96	168	203	307
Other, net	174	(223)	4,145	(223)
	(400)	(217)	3,278	(228)

Earnings before income taxes	50,747	49,184	85,691	82,988

Provision for income taxes	16,201	16,031	26,804	26,307

Net earnings	34,546	33,153	58,887	56,681

Net loss (earnings) attributable to noncontrolling interests	6	(102)	(14)	(168)

Net earnings attributable to CLARCOR Inc.	$34,552	$33,051	$58,873	$56,513

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.68	$0.66	$1.17	$1.13
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.68	$0.66	$1.16	$1.12

Weighted average number of shares outstanding - Basic	50,513,588	49,826,567	50,488,651	49,830,634
Weighted average number of shares outstanding - Diluted	50,945,090	50,428,875	50,934,768	50,419,170

Dividends paid per share	$0.1700	$0.1350	$0.3400	$0.2700

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Net earnings	$34,546	$33,153	$58,887	$56,681

Other comprehensive income:
Pension and other postretirement benefits --
Pension and other postretirement benefits liability adjustments	619	1,321	1,283	2,642
Pension and other postretirement benefits liability adjustments tax amounts	(240)	(432)	(507)	(942)
Pension and other postretirement benefits liability adjustments, net of tax	379	889	776	1,700

Foreign currency translation --
Translation adjustments	(1,764)	(1,710)	2,561	(3,935)
Translation adjustments tax amounts	—	—	—	—
Translation adjustments, net of tax	(1,764)	(1,710)	2,561	(3,935)

Comprehensive earnings	33,161	32,332	62,224	54,446

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(82)	(79)	(133)	(141)
Comprehensive earnings attributable to redeemable noncontrolling interests	83	(11)	106	(32)

Comprehensive earnings attributable to CLARCOR Inc.	$33,162	$32,242	$62,197	$54,273

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	May 31, 2014	November 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$84,027	$411,562
Restricted cash	1,616	763
Accounts receivable, less allowance for losses of $11,266 and $9,183, respectively	311,971	224,829
Inventories	274,499	218,786
Deferred income taxes	30,519	25,313
Income taxes receivable	—	1,000
Prepaid expenses and other current assets	16,421	9,868
Total current assets	719,053	892,121

Property, plant and equipment, at cost, less accumulated depreciation of $349,868 and $332,787 respectively	263,454	208,953
Goodwill	510,485	241,299
Acquired intangible assets, less accumulated amortization	365,804	89,881
Other noncurrent assets	16,951	16,589
Total assets	$1,875,747	$1,448,843

LIABILITIES
Current liabilities:
Current portion of long-term debt	$250	$50,223
Accounts payable and accrued liabilities	213,460	157,538
Income taxes payable	3,120	—
Total current liabilities	216,830	207,761

Long-term debt, less current portion	439,326	116,413
Long-term pension and postretirement healthcare benefits liabilities	19,263	19,792
Deferred income taxes	107,556	64,415
Other long-term liabilities	7,203	5,753
Total liabilities	790,178	414,134

Contingencies (Note 11)
Redeemable noncontrolling interests	1,730	1,836

SHAREHOLDERS' EQUITY
Capital stock	50,456	50,371
Capital in excess of par value	28,161	22,278
Accumulated other comprehensive loss	(26,490)	(29,814)
Retained earnings	1,030,720	989,013
Total CLARCOR Inc. equity	1,082,847	1,031,848
Noncontrolling interests	992	1,025
Total shareholders' equity	1,083,839	1,032,873
Total liabilities and shareholders' equity	$1,875,747	$1,448,843

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	May 31, 2014	June 1, 2013
Cash flows from operating activities:
Net earnings	$58,887	$56,681
Depreciation	14,870	13,542
Amortization	7,943	2,980
Other noncash items	933	48
Net gain on disposition of assets	73	(849)
Bargain purchase gain	(2,815)	—
Stock-based compensation expense	3,654	3,090
Excess tax benefit from stock-based compensation	(351)	(4,267)
Deferred income taxes	(658)	7,265
Change in assets and liabilities	(39,786)	(35,280)
Net cash provided by operating activities	42,750	43,210

Cash flows from investing activities:
Restricted cash	(642)	368
Business acquisitions, net of cash acquired	(595,621)	—
Additions to plant assets	(28,275)	(17,165)
Proceeds from disposition of plant assets	148	2,952
Investment in affiliates	(473)	(459)
Net cash used in investing activities	(624,863)	(14,304)

Cash flows from financing activities:
Net payments on multicurrency revolving credit facility	(22,000)	—
Borrowings under term loan facility	315,000	—
Payments on term loan facility	(20,000)	—
Payments on long-term debt, including business acquisition-related seller financing	(1,487)	(3,921)
Payment of financing costs	(723)	—
Sale of capital stock under stock option and employee purchase plans	2,442	7,811
Payments for repurchase of common stock	—	(17,364)
Excess tax benefit from stock-based compensation	351	4,267
Dividend paid to noncontrolling interests	(166)	—
Cash dividends paid	(17,166)	(13,461)
Net cash provided by (used in) financing activities	256,251	(22,668)
Net effect of exchange rate changes on cash	(1,673)	(1,195)
Net change in cash and cash equivalents	(327,535)	5,043
Cash and cash equivalents, beginning of period	411,562	185,496
Cash and cash equivalents, end of period	$84,027	$190,539

Cash paid during the period for:
Interest	$598	$228
Income taxes, net of refunds	$28,812	$15,032

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended May 31, 2014 and June 1, 2013 and the Consolidated Condensed Balance Sheet as of May 31, 2014 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013 (“2013 Form 10-K”).  The November 30, 2013 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2013 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended May 31, 2014, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2013 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company also has $1,684 and $1,896 of noncurrent restricted cash recorded in Other noncurrent assets as of May 31, 2014 and November 30, 2013, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	May 31, 2014	November 30, 2013
Raw materials	$107,548	$80,741
Work in process	40,624	34,402
Finished products	126,327	103,643
Inventories	$274,499	$218,786

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for three and six months ended May 31, 2014 are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Total
Balance at March 1, 2014, net of tax	$(29,481)		$4,381	$(25,100)
Other comprehensive income (loss) before reclassifications and tax	(99)		(1,769)	(1,868)
Tax benefit	38		—	38
Other comprehensive income (loss) before reclassifications, net of tax	(61)		(1,769)	(1,830)
Reclassifications, before tax	718	(a)	—	718
Tax expense	(278)		—	(278)
Reclassifications, net of tax	440		—	440
Other comprehensive income, net of tax	379		(1,769)	(1,390)
Balance at May 31, 2014, net of tax	$(29,102)		$2,612	$(26,490)

Balance at November 30, 2013, net of tax	$(29,878)		$64	$(29,814)
Other comprehensive income (loss) before reclassifications and tax	(153)		2,548	2,395
Tax benefit	60		—	60
Other comprehensive income (loss) before reclassifications, net of tax	(93)		2,548	2,455
Reclassifications, before tax	1,436	(a)	—	1,436
Tax expense	(567)		—	(567)
Reclassifications, net of tax	869		—	869
Other comprehensive income, net of tax	776		2,548	3,324
Balance at May 31, 2014, net of tax	$(29,102)		$2,612	$(26,490)
___________
(a) Includes amortization of prior service cost and net actuarial loss included in net periodic benefit cost (see Note 9) that were reclassified from accumulated other comprehensive income (loss) to selling and administrative expenses.

Derivatives

From time-to-time, the Company may make use of derivative financial instruments to manage certain foreign currency risks, including foreign currency forward contracts. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not accounted for as hedges are adjusted to fair value through income, with realized and unrealized gains and losses on such instruments recorded in Other, net income in the Condensed Consolidated Statements of Earnings. Periodic settlement payments and receipts are recorded as a component of cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows.

New Accounting Guidance

In February 2013, the Financial Accounting Standards Board ("FASB") updated the disclosure requirements for accumulated other comprehensive income ("AOCI"). The updated guidance requires companies to disclose amounts reclassified out of AOCI by component. The updated guidance does not affect how net income or other comprehensive income are calculated or presented. The adoption of this guidance on December 1, 2013 did not have a material impact on the Consolidated Financial Statements. For additional information, refer to "Accumulated Other Comprehensive Income (Loss)" above.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2014 (fiscal year 2016 for the Company). The adoption of this update is not expected to have a material impact on the Company's Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company) and early adoption is not permitted. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 on its Consolidated Financial Statements.

Revisions to Previously Issued Financial Statements

The Company revised its Condensed Consolidated Statement of Cash Flows for the six months ended June 1, 2013 to properly reflect payments made for business acquisition-related seller financing amounts. The revision resulted in a decrease in the previously reported caption "Business acquisitions, net of cash acquired," a cash outflow from investing activities, of approximately $3,811 and an increase in the caption "Payments on long-term debt, including business acquisition-related seller financing," a cash outflow from financing activities, of approximately $3,811. This revision is not material to the Condensed Consolidated Statement of Cash Flows for the six months ended June 1, 2013 and has no impact on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Earnings or Condensed Consolidated Statement of Comprehensive Earnings.

2.	BUSINESS ACQUISITIONS AND INVESTMENTS

Business Acquisitions

CLARCOR Engine Mobile Solutions
On May 1, 2014, the Company acquired Stanadyne Corporation's diesel fuel filtration business (the “Stanadyne Business”) through the acquisition of the stock of Stanadyne Holdings, Inc. The business, which now operates as “CLARCOR Engine Mobile Solutions,” is a leading supplier of original equipment and replacement fuel filtration products, primarily for heavy-duty diesel engines used in off-road, agricultural and construction applications.
CLARCOR Engine Mobile Solutions has approximately 200 employees and is headquartered in Windsor, Connecticut, with manufacturing operations in Washington, North Carolina. Its results are included as part of the Company’s Engine/Mobile Filtration segment from the date of acquisition. The initial purchase price paid was approximately $328,012 in cash (cash to Stanadyne Corporation of $328,012, net of $0 cash acquired), which the Company funded with cash on hand, a $315,000 term loan and $10,000 borrowed under the Company’s revolving credit agreement (see Note 8). The initial purchase price is subject to a post-closing adjustment related to the amount of working capital as of the closing date, as provided in the purchase agreement, which will be determined within 60 days of the purchase date.

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The Company is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. The actual allocation of the final purchase price and the resulting effect on income from operations may differ from the unaudited pro forma amounts included herein. The Company expects to finalize the purchase price allocation during fiscal 2014.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of CLARCOR Engine Mobile Solutions:

Accounts receivable	$19,548
Inventories	7,367
Deferred income taxes	4,121
Property, plant and equipment	10,176
Goodwill	193,144
Intangible assets	147,280
Total assets acquired	381,636
Current liabilities	8,476
Deferred income taxes	45,148
Net assets acquired	$328,012

The Stanadyne Business was acquired to significantly increase CLARCOR’s presence in the design, manufacture and supply of original equipment diesel fuel filtration products and the related original equipment services aftermarket, while also providing enhanced scale and market presence to support growth for CLARCOR’s other Engine/Mobile Filtration businesses -- including the heavy-duty fuel, oil, hydraulic and air filtration products manufactured and marketed by Baldwin Filters -- through original equipment customers and services channels. Goodwill of $193,144 recorded in connection with the acquisition, which is not deductible for tax purposes, represents the estimated value of such future opportunities. A summary of the intangible assets acquired is shown in the following table:

	Estimated	Weighted average	Amortization
Identifiable intangible assets	Value	Useful life	Method
Customer relationships	$136,100	13 years	Straight-line
Developed technology	11,000	10 years	Straight-line
Trademarks	180	Indefinite	Not amortized
	$147,280

Net sales and operating loss for CLARCOR Engine Mobile Solutions subsequent to the date it was acquired by the Company (that is, the final month of the three months ended May 31, 2014) were $8,992 and $1,927 respectively.
CLARCOR Industrial Air
On December 16, 2013, the Company acquired the Air Filtration business of General Electric Company’s (“GE”) Power and Water division through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the stock of a subsidiary of GE. The business, which now operates as “CLARCOR Industrial Air”, was acquired to significantly increase the Company’s presence in air inlet filtration products for natural gas turbines and to expand the Company’s product offerings, technologies and customer base in industrial air filtration. CLARCOR Industrial Air employs approximately 700 people and is headquartered in Overland Park, Kansas, with manufacturing operations in Missouri and the U.K. Its results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The purchase price paid was approximately $260,312 in cash (cash to GE of $263,758, net of $3,446 cash acquired), which the Company funded with cash on hand, a $100,000 term loan and $50,000 of cash borrowed under the Company’s revolving credit agreement.
CLARCOR Industrial Air operates primarily in three markets -- gas turbine filtration, industrial air filtration, and specialty membranes. In gas turbine filtration, CLARCOR Industrial Air designs and manufactures high performance inlet filter houses and replacement filter elements for gas turbines used in a wide range of applications, including on-shore power generation plants, on-shore and off-shore oil and gas platforms and pipelines, distributed power generation and commercial and military marine applications. In industrial air filtration, CLARCOR Industrial Air designs and manufactures high performance filter elements for use in a variety of industries, sold to a wide range of customers under various trade names. The specialty membrane business designs and manufactures high performance membranes for apparel and microfiltration.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The Company is currently in the process of finalizing the valuations of assets acquired and liabilities assumed. The actual allocation of the final purchase price and the resulting effect on income from operations may differ from the unaudited pro forma amounts included herein. The Company expects to finalize the purchase price allocation during fiscal 2014.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of CLARCOR Industrial Air:

Accounts receivable	$34,453
Inventories	41,884
Other current assets	837
Property, plant and equipment	22,903
Goodwill	74,324
Intangible assets	133,020
Total assets acquired	307,421
Total liabilities	47,109
Net assets acquired	$260,312

The Company believes the CLARCOR Industrial Air business provides it with a strong platform in the gas turbine filtration market from which to grow, both with respect to first-fit applications as well as the aftermarket, and a broad line of products, in-depth customer knowledge and service capabilities with which to grow in various industrial air filtration markets. Goodwill of $74,324 recorded in connection with the CLARCOR Industrial Air acquisition, which is deductible for tax purposes, represents the estimated value of such future opportunities. A summary of the intangible assets acquired, weighted-average useful lives and amortization methods is shown in the following table:

	Estimated	Weighted average	Amortization
Identifiable intangible assets	Value	Useful life	Method
Trade names	$35,100	Indefinite	Not amortized
Customer relationships	77,300	13 years	Straight-line
Developed technology	19,900	13 years	Straight-line
GE Transitional Trademark License	50	Less than 1 Year	Accelerated
Backlog	670	Less than 1 Year	Accelerated
	$133,020

Net sales and operating profit for CLARCOR Industrial Air subsequent to the date it was acquired by the Company for the three and six months ended May 31, 2014 were as follows:

	Three Months Ended	Six Months Ended
	May 31, 2014	May 31, 2014
Net sales	$66,985	$112,363
Operating profit	4,820	3,772

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Pro Forma Results for CLARCOR giving effect to the acquisitions of CLARCOR Engine Mobile Solutions and CLARCOR Industrial Air
The following unaudited pro forma information presents the combined results of operations of CLARCOR, CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions as if both acquisitions had been completed on December 2, 2012, the beginning of fiscal 2013. The pro forma information is presented for information purposes only and does not purport to be indicative of the results of operations or future results that would have been achieved if the acquisitions and related borrowings had taken place at the beginning of fiscal 2013. The pro forma information combines the historical results of CLARCOR with the historical results of CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions for the periods presented.
Prior to acquisition by CLARCOR, the business now operated as CLARCOR Industrial Air was a wholly-owned business of GE’s Power and Water division, and the business now operated as CLARCOR Engine Mobile Solutions was a wholly-owned business of Stanadyne Corporation. As such, neither business was a stand-alone entity for financial reporting purposes. Accordingly, the historical operating results of CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions may not be indicative of the results that might have been achieved, historically or in the future, if CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions had been stand-alone entities.
The unaudited pro forma results for the three-month and six-month periods ended May 31, 2014 and June 1, 2013 include amortization charges for acquired intangible assets, and adjustments to depreciation expense, interest expense, transaction costs incurred, adjustments to cost of sales to reflect the estimated fair values of inventory at the acquisition date, other income and related tax effects. These pro forma amounts are based on a preliminary allocation of the purchase price to estimates of the fair values of the assets acquired and liabilities assumed. The pro forma amounts include the Company’s preliminary determination of purchase accounting adjustments based on available information and certain assumptions that the Company believes are reasonable.

	Three Months Ended						Three Months Ended
	May 31, 2014						June 1, 2013
	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma
Net sales	$386,642	$19,781		$—		$406,423	$287,583	$26,272		$49,535		$363,390
Operating profit	51,147	10,209	(a)	1,020	(b)	62,376	49,401	7,677	(d)	4,079	(f)	61,157
Net earnings attributable to CLARCOR	34,552	6,240		746		41,538	33,051	4,381		2,840		40,272
Diluted earnings per share	$0.68	$0.12		$0.01		$0.82	$0.66	$0.09		$0.06		$0.80

	Six Months Ended						Six Months Ended
	May 31, 2014						June 1, 2013
	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma
Net sales	$699,327	$46,837		$15,422		$761,586	$543,854	$50,459		$100,600		$694,913
Operating profit (loss)	82,413	17,677	(a)	8,643	(c)	108,733	83,216	9,277	(e)	(2,898)	(g)	89,595
Net earnings attributable to CLARCOR	58,873	10,485		6,426		75,784	56,513	4,801		(2,401)		58,913
Diluted earnings per share	$1.16	$0.21		$0.13		$1.49	$1.12	$0.10		$(0.05)		$1.17

(a)
Includes adjustments to remove transaction costs of $3,035 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $1,368, which have been pushed back to the three months ended March 2, 2013 for

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(b)
Includes adjustments to cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $664, which have been pushed back to the six months ended June 1, 2013 for pro forma presentation.

(c)
Includes adjustments to remove transaction costs of $2,089 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $4,216, which have been pushed back to the period ended March 2, 2013 for pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(d)
Includes adjustments to push back cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $144. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(e)
Includes adjustments to push back transaction costs of $3,740 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $4,342. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(f)	Includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(g)
Includes adjustments to push back transaction costs of $3,075 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $1,368. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

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

Net sales and operating loss for the Bekaert business subsequent to the date it was acquired by the Company for the three and six months ended May 31, 2014 were as follows:

	Three Months Ended	Six Months Ended
	May 31, 2014	May 31, 2014
Net sales	$3,526	$6,303
Operating loss	(303)	(554)

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Modular
On May 9, 2012, the Company acquired 100% of the shares in Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing with the remaining purchase price to be paid in two installments on the first and second anniversaries of the original closing date. The first installment of $1,530 was made on May 8, 2013 and the second installment of $1,391 was paid on May 8, 2014.

Investments

The Company owns 30% of BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems.  During the three and six months ended May 31, 2014 and June 1, 2013, the Company did not make any additional investments. The Company has $21 accrued which has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Condensed Balance Sheets at both May 31, 2014 and November 30, 2013. The investment, with a carrying amount of $3,077 and $3,097, at May 31, 2014 and November 30, 2013, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the three and six months ended May 31, 2014 and June 1, 2013, the Company did not receive any dividends from BPH.

The Company also owns 15.65% of BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the three and six months ended May 31, 2014, the Company invested an additional $0 and $473, respectively, into Algae. The investment, with a carrying amount of $2,677 and $2,204 at May 31, 2014 and November 30, 2013, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the three and six months ended May 31, 2014 and June 1, 2013, the Company did not receive any dividends from Algae.

3.	INCENTIVE PLANS AND STOCK-BASED COMPENSATION

On March 25, 2014, the shareholders of CLARCOR approved the 2014 Incentive Plan, which replaced the 2009 Incentive Plan. Previously, on March 23, 2009, the shareholders of CLARCOR approved the 2009 Incentive Plan, which replaced the 2004 Incentive Plan.  The 2014 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock, performance awards and other awards to officers, directors and key employees of up to 6,600,000 shares during a ten-year period that ends in April 2024.  Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.  The key provisions of the Company’s stock-based incentive plans are described in Note M of the Company’s Consolidated Financial Statements included in the 2013 Form 10-K.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes information related to stock options and stock option exercises during the three and six months ended May 31, 2014 and June 1, 2013.

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Pre-tax compensation expense	$921	$774	$2,032	$1,661
Deferred tax benefits	(328)	(275)	(723)	(591)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	88	1,168	250	2,899
Fair value of stock options on date of grant	96	—	4,650	3,836
Total intrinsic value of stock options exercised	398	3,594	1,156	8,880
Cash received upon exercise of stock options	582	3,859	1,824	7,184
Addition to capital in excess of par value due to exercise of stock options	653	4,887	2,016	8,813

The following table summarizes activity for the six months ended May 31, 2014 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan, the 2009 Incentive Plan and the 2014 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,208,314	$40.76
Granted	450,700	$61.49
Exercised	(50,630)	$36.03
Surrendered	(2,249)	$41.51
Outstanding at end of period	2,606,135	$44.43

Exercisable at end of period	1,654,715	$39.21

 At May 31, 2014, there was $8,012 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.76 years.

The following table summarizes information about the Company’s outstanding and exercisable options at May 31, 2014.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $28.79	149,900	$26.92	$4,739	2.00	149,900	$26.92	$4,739	2.00
$31.96 - $38.06	697,182	$33.85	17,209	4.03	696,932	$33.85	17,203	4.03
$40.73 - $57.74	1,318,103	$46.29	16,131	7.69	807,883	$46.11	10,030	7.36
$61.57	440,950	$61.57	—	9.54	—	$—	—	0.00
	2,606,135	$44.43	$38,079	6.70	1,654,715	$39.21	$31,972	5.47

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Six Months Ended
	May 31, 2014	June 1, 2013
Weighted average fair value per option at the date of grant for options granted	$11.50	$9.96
Risk-free interest rate	1.55%	1.19%
Expected dividend yield	1.10%	1.19%
Expected volatility factor	21.38%	25.81%
Expected option term in years	5.0	5.4

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

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 16,986 and 14,760 vested and deferred shares at May 31, 2014 and November 30, 2013, respectively.

The following table summarizes information related to restricted stock unit awards during the three and six months ended May 31, 2014 and June 1, 2013.

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Pre-tax compensation expense	$338	$210	$742	$469
Deferred tax benefits	(120)	(75)	(264)	(167)
Excess tax benefits associated with tax deductions under the amount of compensation expense recognized in the consolidated condensed financial statements	—	1,258	101	1,354
Fair value of restricted stock unit awards on date of grant	58	—	1,524	1,068
Fair value of restricted stock unit awards vested	—	—	765	621

The following table summarizes activity for the six months ended May 31, 2014 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	48,044	$45.18
Granted	24,808	$61.42
Vested	(17,685)	$43.27
Nonvested at end of period	55,167	$53.09

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

As of May 31, 2014, there was $1,958 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.90 years.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the three and six months ended May 31, 2014 and June 1, 2013.

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Pre-tax compensation expense	$880	$460	$880	$480
Shares of Company common stock issued under the plans	15,400	18,256	15,400	18,256

4.	NONCONTROLLING INTERESTS

Noncontrolling interests changed as follows during the six months ended May 31, 2014 and June 1, 2013:

	Six Months Ended
	May 31, 2014		June 1, 2013
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$1,836	$1,025	$1,754	$986

Noncontrolling interests (loss) earnings	(101)	115	31	137
Foreign currency translation	(5)	18	1	4
Dividend	—	(166)	—	—

Noncontrolling interests at end of period	$1,730	$992	$1,786	$1,127

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  As of May 31, 2014, neither the Company nor the noncontrolling owners have exercised the purchase option. The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Condensed Balance Sheets.  The Redeemable noncontrolling interests is reflected at its carrying value, which is greater than its estimated redemption price. The Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable.  The Company has not recorded any accretion to date.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the six months ended May 31, 2014.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$21,868	$219,431	$—	$241,299
Acquisition	193,144	74,324	—	267,468
Currency translation adjustments	119	1,599	—	1,718
Goodwill at end of period	$215,131	$295,354	$—	$510,485

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
May 31, 2014
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$77,178	$—	$77,961

Finite Lived Intangibles:
Trademarks, gross - finite lived	$306	$488	$—	$794
Accumulated amortization	(112)	(335)	—	(447)
Trademarks, net - finite lived	$194	$153	$—	$347

Customer relationships, gross	$140,398	$125,369	$—	$265,767
Accumulated amortization	(2,832)	(24,626)	—	(27,458)
Customer relationships, net	$137,566	$100,743	$—	$238,309

Other acquired intangibles, gross	$11,243	$61,251	$—	$72,494
Accumulated amortization	(335)	(22,972)	—	(23,307)
Other acquired intangibles, net	$10,908	$38,279	$—	$49,187

Total finite lived intangible assets, net	$148,668	$139,175	$—	$287,843

Acquired intangible assets, less accumulated amortization	$149,451	$216,353	$—	$365,804

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes estimated amortization expense.

Fiscal year 2014	$20,488
Fiscal year 2015	24,797
Fiscal year 2016	24,664
Fiscal year 2017	24,426
Fiscal year 2018	23,763

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
May 31, 2014
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$521	$521	$—	$—
Mutual fund investments - bonds	402	402	—	—
Cash and equivalents	30	30	—	—
Total restricted trust	$953	$953	$—	$—

Foreign currency forward contract	$234	$—	$234	$—

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2013
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$593	$593	$—	$—
Mutual fund investments - bonds	400	400	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,024	$1,024	$—	$—

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

There were no changes in the fair value determination methods or significant assumptions used in those methods during the six months ended May 31, 2014.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the six months ended May 31, 2014. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value of $1,018, which was recorded as an other long-term liability at that time.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on projected 2014 and 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 13.2%. The fair value of the TransWeb contingent earn-out payment was $0 at May 31, 2014 and at November 30, 2013, based on the projected adjusted earnings of TransWeb.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both May 31, 2014 and November 30, 2013.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  Long-term debt had a fair value estimate of $438,233 and $166,288 at May 31, 2014 and November 30, 2013, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at May 31, 2014 and November 30, 2013 is $439,576 and $166,636, respectively.

Fair Value of Hedging Instrument

When the Company acquired CLARCOR Industrial Air, approximately $50,000 of the $260,312 purchase price was paid through a U.K. subsidiary of the Company, using funds advanced from one of the Company's U.S. subsidiaries. The Company intends to settle this inter-company advance in cash, therefore gains and losses on translation of the inter-company advance are recognized in Other, net income on the Consolidated Condensed Statement of Earnings. To manage its exposure to translational foreign exchange risk related to this inter-company advance, in the second quarter of 2014 the Company entered into a foreign currency forward contract. The forward contract has a $50,000 notional amount and a three-month duration, which the Company anticipates rolling forward until such time as the underlying inter-company advance has been settled. Hedge accounting was not applied to the forward contract and therefore unrealized gains or losses were recorded in Other, net income in the Consolidated Condensed Statements of Earnings. In the second quarter and first six months of 2014 the Company recorded an unrealized gain of $234 on this forward contract, as well as gains of $35 and $1,323 on the translation of the underlying inter-company advances. As of May 31, 2014 no settlement payments or receipts have been made pursuant to this forward contract, which had an estimated fair value of $234.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at May 31, 2014 and November 30, 2013 were as follows:

	May 31, 2014	November 30, 2013
Accounts payable	$110,077	$79,164
Accrued salaries, wages and commissions	15,980	14,908
Pension and postretirement healthcare benefits liabilities	216	278
Compensated absences	9,375	8,600
Accrued insurance liabilities	11,381	7,599
Customer deposits	22,433	16,081
Other accrued liabilities	43,998	30,908
Accounts payable and accrued liabilities	$213,460	$157,538

The Company has letters of credit totaling $30,420 and $28,541 as of May 31, 2014 and November 30, 2013, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Six Months Ended
	May 31, 2014	June 1, 2013
Warranty accrual at beginning of period	$1,599	$1,533
Warranty accrual added through business acquisitions	10,677	—
Accruals for warranties issued during the period	1,605	104
Adjustments related to pre-existing warranties	(134)	(39)
Settlements made during the period	(3,198)	(225)
Other adjustments, including currency translation	(1)	(9)
Warranty accrual at end of period	$10,548	$1,364

Warranty accruals added through business acquisitions in the first six months of 2014 relate primarily to the CLARCOR Industrial Air business, whose sales agreements, particularly for air intake filtration systems for heavy-duty gas turbine applications, include product warranties customary for such types of products. Warranty accruals for this business are established for specifically identified warranty issues known to exist on products already sold, and on a non-specific basis based primarily on past experience.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Restructuring and other charges

In the first quarter of 2014 the Company recorded a restructuring charge of $1,315, $1,186 of which was included in Cost of sales and $129 of which was included in Selling and administrative expenses in the Consolidated Condensed Statement of Earnings, related to the planned closure of one of its HVAC air filtration manufacturing facilities -- which is included in its Industrial/Environmental Filtration segment -- and the involuntary separation of certain employees at its air filtration headquarters, to better align manufacturing capacity and workforce levels with the business's growth strategy and to support of our continual focus on cost reductions and productivity improvements. The charge consisted of approximately $863 related to the impairment of long-lived assets and leasehold improvements and approximately $452 related to severance and employee termination costs, which remaining severance and employee termination costs to be paid are included in accrued liabilities as of May 31, 2014.

8.	LONG-TERM DEBT

On April 5, 2012, the Company entered into a five-year multicurrency revolving credit agreement which included a revolving credit facility (the “Credit Facility”) with a group of financial institutions. Under the Credit Facility, the Company may borrow up to $150,000 which includes a $10,000 swing line sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. On November 22, 2013, the Company entered into a credit agreement amendment to include a $100,000 term loan facility (the "Term Loan Facility") and on May 1, 2014, the Company entered into a second credit agreement amendment to include an additional $315,000 to the Term Loan Facility, whose maturity date will be the same as the maturity date of the Credit Facility. At the Company's election, loans made under the Credit Facility and Term Loan Facility bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, the federal funds rate, or a specified margin over the one-month London Interbank Offered Rate (“LIBOR”), or (2) LIBOR plus an applicable margin. Swing line loans bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility and Term Loan Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The credit agreement also contains certain covenants customary to such agreements, including covenants that place limits on our ability to incur additional debt, require us to maintain levels of interest coverage, and restrict certain changes in ownership, as well as customary events of default.

At May 31, 2014, there was $395,000 outstanding on the Term Loan Facility with a weighted average interest rate of approximately 0.96% and there was $28,000 outstanding on the Credit Facility with a weighted average interest rate of approximately 0.70% and a remaining borrowing capacity of $105,988 on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at both May 31, 2014 and November 30, 2013.

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

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$498	$621	$996	$1,243
Interest cost	1,933	1,726	3,864	3,456
Expected return on plan assets	(2,834)	(2,693)	(5,665)	(5,392)
Amortization of unrecognized:
Prior service cost	(3)	(2)	(6)	(5)
Net actuarial loss	721	1,515	1,442	3,031
Net periodic benefit cost	$315	$1,167	$631	$2,333

Cash contributions	$62	$1,565	$127	$16,507

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$2	$4	$4
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial gain	(37)	(37)	(74)	(74)
Net periodic benefit income	$(66)	$(66)	$(132)	$(132)

Cash contributions	$16	$18	$32	$36

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

During the three months and six months ended May 31, 2014, the Company contributed $78 and $159 to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $953 and $1,024 at May 31, 2014 and November 30, 2013, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 6).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Six Months Ended
	May 31, 2014	June 1, 2013
Unrecognized tax benefits at beginning of year	$2,155	$2,209
Additions for current period tax positions	158	151
Reductions for prior period tax positions	—	—
Reductions for lapse of statue of limitations / settlements	—	(334)
Changes in interest and penalties	72	(213)
Unrecognized tax benefits at end of period	$2,385	$1,813

At May 31, 2014, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,504.  At May 31, 2014, the Company had $269 accrued for the payment of interest and penalties.

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

TransWeb/3M

On May 21, 2010, 3M Company and 3M Innovative Properties (“3M”) brought a lawsuit against TransWeb, LLC ("TransWeb") in the United States District Court for the District of Minnesota, alleging that certain TransWeb products infringe multiple claims of certain 3M patents. Shortly after receiving service of process in this litigation, TransWeb filed its own complaint against 3M in the United States District Court for the District of New Jersey, seeking a declaratory judgment that the asserted patents are invalid and that the products in question do not infringe. 3M withdrew its Minnesota action, and the parties litigated the matter in New Jersey.

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

On November 30, 2012, a six-member jury unanimously found that (i) TransWeb does not infringe the asserted claims of the 3M patent in suit, (ii) the asserted claims of the patent in suit are invalid as being obvious, (iii) 3M violated the antitrust laws in trying to enforce patents obtained through fraud on the United States Patent Office ("USPTO") (i.e., Walker Process fraud), (iv) TransWeb is entitled to recoup lost profits of approximately $34 plus its attorneys' fees as damages, and (v) 3M did not engage in "sham" litigation. The jury also rendered a unanimous advisory verdict, which was not binding on the court, that 3M's asserted patents were obtained through inequitable conduct, and thus unenforceable.

Following the trial, the court ordered a third party Special Master to conduct a review to quantify and qualify TransWeb's attorneys' fees that may be awarded as damages, including those subject to potential trebling under the antitrust laws, and to make a recommendation to the court in this regard. On September 24, 2013, the Special Master recommended to the court that TransWeb be entitled to approximately $26,147. 3M subsequently moved the court to reject the Special Master's recommendation, and TransWeb moved the court to accept it.

On April 21, 2014 the court issued a ruling in favor of TransWeb on all counts. Specifically, the court (i) upheld all of the jury's verdicts in TransWeb's favor vis-a-vis patent infringement, patent invalidity and antitrust violations by 3M; (ii) ruled that 3M's asserted patents were obtained through inequitable conduct before the USPTO, and thus unenforceable; and (iii) accepted the Special Master's recommendation that TransWeb is entitled to approximately $26,147 in damages. 3M then moved the court for a new trial, alleging that the jury's verdicts were against the manifest weight of the evidence presented at trial. The court denied 3M's motion on June 11, 2014.

Under applicable law 3M has the automatic right to appeal the court's judgment to the US Court of Appeals for the Federal Circuit. 3M must file its notice of appeal within 30 days of June 11, 2014, and the Company anticipates that 3M will do so.

The Company acquired TransWeb on December 29, 2010.  The $30,017 base purchase price included a $17,000 liability due to the former owners of TransWeb, which payment could be reduced dollar-for-dollar for qualifying costs incurred by the Company in connection with the 3M litigation. Since the acquisition date, the Company has expensed legal costs in connection with the 3M litigation and simultaneously recorded the recovery of such costs from the former owners through a reduction of the liability due to the former owners and a corresponding reduction in legal expense. Qualifying costs incurred by the Company have exceeded $17,000 and, as such, the Company believes that no further payments are due to the former owners of TransWeb. The Company does not anticipate incurring any liability in connection with the litigation, due to the fact that the district court ruled in TransWeb's favor on all counts. The Company does anticipate incurring additional litigation related expenses in connection with the anticipated appeal by 3M referenced above. The Company does not accrue for such expenses, but recognizes them as they are incurred.

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

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Weighted average number of shares outstanding - Basic	50,513,588	49,826,567	50,488,651	49,830,634
Dilutive effect of stock-based arrangements	431,502	602,308	446,117	588,536
Weighted average number of shares outstanding - Diluted	50,945,090	50,428,875	50,934,768	50,419,170

Net earnings attributable to CLARCOR Inc.	$34,552	$33,051	$58,873	$56,513

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.68	$0.66	$1.17	$1.13
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.68	$0.66	$1.16	$1.12

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	450,200	—	445,825	249,019
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$—	$11,400	$—	$17,364
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	—	224,100	—	346,100

At May 31, 2014, there remained $241,282 authorized for future purchases under the Company’s $250,000 stock repurchase program that was approved by the Company's Board of Directors on June 25, 2013.

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

Segment information is summarized as follows:

	Quarter Ended		Six Months Ended
	May 31, 2014	June 1, 2013	May 31, 2014	June 1, 2013
Net sales:
Engine/Mobile Filtration	$148,398	$132,372	$270,895	$250,047
Industrial/Environmental Filtration	219,592	136,660	394,455	259,286
Packaging	18,652	18,551	33,977	34,521
	$386,642	$287,583	$699,327	$543,854

Operating profit:
Engine/Mobile Filtration	$26,972	$29,096	$49,846	$52,545
Industrial/Environmental Filtration	23,005	18,411	31,151	28,089
Packaging	1,170	1,894	1,416	2,582
	51,147	49,401	82,413	83,216
Other income (expense), net	(400)	(217)	3,278	(228)
Earnings before income taxes	$50,747	$49,184	$85,691	$82,988

	May 31, 2014	November 30, 2013
Identifiable assets:
Engine/Mobile Filtration	$759,832	$397,545
Industrial/Environmental Filtration	1,048,691	715,759
Packaging	40,938	41,030
Corporate	26,286	294,509
	$1,875,747	$1,448,843

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and accompanying notes and with the audited Consolidated Financial Statements and accompanying notes included in the 2013 Form 10-K.  Except as otherwise set forth herein, references to particular years or quarters refer to our applicable fiscal year or quarter.  The analysis of operating results focuses on our three reportable business segments:  Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. All references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "organic" financial results, at the consolidated or reporting segment level, refer to our consolidated or segment results without giving effect to the three fiscal year 2014 acquisitions. In addition, the financial results presented herein for the acquired Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions) reflect the results of the business from May 1, 2014 (the date of closing of this acquisition) through May 31, 2014.

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands, except per share data)

	Second Quarter					First Six Months
			Change					Change
	2014	2013	$	%		2014	2013	$	%
Net sales	$386,642	$287,583	$99,059	34%		$699,327	$543,854	$155,473	29%
Cost of sales	261,272	189,369	71,903	38%		477,370	364,154	113,216	31%
Gross profit	125,370	98,214	27,156	28%		221,957	179,700	42,257	24%
Selling and administrative expenses	74,223	48,813	25,410	52%		139,544	96,484	43,060	45%
Operating profit	51,147	49,401	1,746	4%		$82,413	$83,216	$(803)	(1)%
Other income (expense)	(400)	(217)	(183)			$3,278	$(228)	$3,506
Provision for income taxes	16,201	16,031	170	1%		$26,804	$26,307	$497	2%
Net earnings attributable to CLARCOR	34,552	33,051	1,501	5%		$58,873	$56,513	$2,360	4%
Weighted average diluted shares	50,945	50,429	516	1%		50,935	50,419	516	1%
Diluted earnings per share attributable to CLARCOR	$0.68	$0.66	$0.02	3%		$1.16	$1.12	$0.04	4%

Percentages:
Gross margin	32.4%	34.2%		(1.8)	pt	31.7%	33.0%		(1.3)	pt
Selling and administrative percentage	19.2%	17.0%		2.2	pt	20.0%	17.7%		2.3	pt
Operating margin	13.2%	17.2%		(4.0)	pt	11.8%	15.3%		(3.5)	pt
Effective tax rate	31.9%	32.6%		(0.7)	pt	31.3%	31.7%		(0.4)	pt
Net earnings margin	8.9%	11.5%		(2.6)	pt	8.4%	10.4%		(2.0)	pt

Second Quarter

Net Sales

Net sales increased $99.1 million, or 34%, in the second quarter of 2014 from the second quarter of 2013. Estimated components of this 34% increase in net sales are as follows:

Organic volume	6%
Pricing	1%
Foreign exchange	—%
Business acquisitions	27%
34%

The increase in net sales in the second quarter of 2014 from the second quarter of 2013 was driven primarily by the following factors:

•
Increased net sales of $67.0 million due to the December 2013 acquisition of GE's air filtration business (now operated as CLARCOR Industrial Air), which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition. Net sales for this business in the second quarter reflect significant year-over-year growth in sales of gas turbine air intake filtration systems and replacement filters, as well as industrial air filtration products, in comparison to prior periods in which the business was owned by GE.

•
Increased net sales of $9.0 million due to the May 2014 acquisition of the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition.

•
Increased net sales of $3.5 million due to the December 2013 acquisition of the Bekaert Business, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Increased organic net sales of $12.4 million, or 9%, at our Industrial/Environmental Filtration segment. This net sales growth resulted from an $8.1 million, or 8%, increase in sales within the U.S. and a $4.4 million, or 11%, increase in foreign net sales, partially offset by a $0.1 million decrease due to changes in foreign currency exchange rates. The 8% increase in sales within the U.S. resulted primarily from increased sales of natural gas filtration vessels and aftermarket elements, higher sales of dust collector systems and air pollution control products, higher HVAC air filter sales and increased filter sales through our Total Filtration Services ("TFS") distribution business. The 11% increase in foreign net sales primarily resulted from increased sales of natural gas filtration vessels and aftermarket elements in Latin America and the Middle East and higher sales of dust collector systems and air pollution control products in Europe and China.

•
Increased organic net sales of $7.0 million, or 5%, at our Engine/Mobile Filtration segment. This net sales growth resulted from a $6.8 million, or 8%, increase in sales within the U.S. and a $0.7 million, or 1%, increase in foreign net sales, partially offset by a $0.4 million decrease due to changes in foreign currency exchange rates. The 8% increase in sales within the U.S. resulted primarily from a 9% increase in sales of heavy-duty engine filters to the U.S. aftermarket and a 9% increase in sales of locomotive filters. Relatively flat foreign net sales in this segment reflected increased volumes in Canada, Mexico and South Africa, partially offset by volume declines in Europe and Australia

•
Net sales at our Packaging segment increased $0.1 million, or 1%, due primarily to higher sales of decorated flat sheet metal products and tobacco packaging products, partially offset by lower sales of spice containers, battery jackets and film packaging products.

Cost of Sales

Cost of sales increased $71.9 million, or 38%, in the second quarter of 2014 from the second quarter of 2013. This 38% increase in cost of sales was greater than the 34% increase in net sales. As a result, our gross margin decreased to 32.4% in the second quarter of 2014 from 34.2% in the second quarter of 2013. This 1.8 percentage point decrease in gross margin primarily reflects a 0.9 percentage point decrease due to the impact of the fiscal 2014 acquisitions of GE's air filtration business, the Bekaert Business and the Stanadyne Business (including approximately $2.2 million of increased cost of sales related to the step-up of inventory values as of each acquisition's purchase date to reflect their estimated fair values), a 0.5 percentage point decrease due to increased healthcare costs and a 0.4 percentage point decrease due to increased fixed overhead costs. Gross margin was also negatively impacted by 0.3 percentage points due to higher material costs in the second quarter of 2014 compared with the second quarter of 2013, primarily reflecting higher media and steel pricing, which was offset by a 0.6 percentage point favorable impact from increases in the selling prices of our products.

Selling and Administrative Expenses

Selling and administrative expenses increased $25.4 million, or 52%, in the second quarter of 2014 from the second quarter of 2013. This increase was primarily the result of a $15.4 million increase due to the December 2013 acquisition of GE's air filtration business (including $2.2 million of intangible asset amortization), a $4.7 million increase due to the May 2014 acquisition of the Stanadyne Business (including $3.0 million of legal, investment advisory and other professional services costs related to the acquisition and $1.0 million of intangible asset amortization), and a $1.1 million increase due to the December 2013 acquisition of the Bekaert Business. The remaining organic increase of $4.2 million in the second quarter of 2014 from the second quarter of 2013 primarily resulted from $1.8 million of increased employee costs (including costs related to strategic growth initiatives), $1.6 million of increased incentive compensation expense and $0.8 million of other net cost increases. Since selling and administrative expenses increased 52% while sales increased 34%, our selling and administrative expenses as a percentage of net sales increased to 19.2% in the second quarter of 2014 from 17.0% in last year's second quarter. Of this 2.2 percentage point increase, approximately 0.8 percentage points was driven by the $3.0 million of deal costs related to the CLARCOR Engine Mobile Solutions acquisition in the second quarter of 2014 and approximately 0.8 percentage points was driven by the $3.2 million increase in intangible asset amortization related to the three businesses acquired in fiscal 2014.

First Six Months

Net Sales

Net sales increased $155.5 million, or 29%, in the first six months of 2014 from the first six months of 2013. Estimated components of this 29% increase in net sales are as follows:

Organic volume	5%
Pricing	—%
Foreign exchange	—%
Business acquisitions	24%
29%

The increase in net sales in the first six months of 2014 from the first six months of 2013 was driven primarily by the following factors:

•
Increased net sales of $112.4 million due to the December 2013 acquisition of GE's air filtration business (now operated as CLARCOR Industrial Air), which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition. Net sales for this business, from the date of acquisition, reflect significant year-over-year growth in sales of gas turbine air intake filtration systems and replacement filters, as well as industrial air filtration products, in comparison to the prior year in which this business was owned by GE.

•	Increased net sales of $9.0 million due to the May 2014 acquisition of the Stanadyne Business, which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition.

•
Increased net sales of $6.3 million due to the December 2013 acquisition of the Bekaert Business, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Increased organic net sales of $16.5 million, or 6%, at our Industrial/Environmental Filtration segment. This net sales growth resulted from a $9.3 million, or 6%, increase in sales within the U.S. and a $7.7 million, or 11%, increase in foreign net sales, partially offset by a $0.5 million decrease due to changes in foreign currency exchange rates. The 6% increase in sales within the U.S. resulted primarily from increased sales of natural gas filtration vessels and aftermarket elements, higher sales of dust collector systems and air pollution control products, and increased filter sales through our TFS distribution business. The 11% increase in foreign net sales primarily resulted from increased sales of natural gas filtration vessels and aftermarket elements in Latin America and the Middle East and higher sales of dust collector systems and air pollution control products in Europe and China.

•
Increased organic net sales of $11.9 million, or 5%, at our Engine/Mobile Filtration segment. This net sales growth resulted from a $10.3 million, or 7%, increase in sales within the U.S. and a $2.9 million, or 3%, increase in foreign net sales, partially offset by a $1.4 million decrease due to changes in foreign currency exchange rates. The 7% increase in sales within the U.S. resulted primarily from an 8% increase in sales of heavy-duty engine filters to the U.S. aftermarket and a 9% increase in sales of locomotive filters. The 3% increase in foreign sales was driven by increased export sales of heavy-duty engine filters to Canada, Southeast Asia and South America, partly offset by a 6% decline in heavy-duty engine filter sales volume in Europe and a 10% decline in Australia, reflecting lower mining activity in that region.

•
Net sales at our Packaging segment decreased $0.5 million, or 2%, due primarily to lower sales of spice containers, battery jackets and film packaging products, partially offset by higher sales of decorated flat sheet metal products.

Cost of Sales

Cost of sales increased $113.2 million, or 31%, in the first six months of 2014 from the first six months of 2013. This 31% increase in cost of sales was greater than the 29% increase in net sales. As a result, our gross margin decreased to 31.7% in the first six months of 2014 from 33.0% in the first six months of 2013. This 1.3 percentage point decrease in gross margin primarily reflects a 0.6 percentage point decrease due to the impact of the fiscal 2014 acquisitions of GE's air filtration business, the Bekaert Business and the Stanadyne Business (including approximately $5.8 million of increased cost of sales related to the step-up of inventory values as of each acquisition's purchase date to reflect their estimated fair values), a 0.3 percentage point decrease due to increased healthcare costs, a 0.2 percentage point decrease due to $1.2 million of costs related to the closure of one of our HVAC manufacturing facilities in the first quarter of 2014, and a 0.2 percentage point decrease due to increased fixed overhead costs. Gross margin was also negatively impacted by 0.4 percentage points due to higher raw material costs in certain of our businesses in the first six months of 2014 compared with the first six months of 2013, primarily reflecting higher media and steel pricing, which was partially offset by a 0.3 percentage point favorable impact from increases in the selling prices of our products.

Selling and Administrative Expenses

Selling and administrative expenses increased $43.1 million, or 45%, in the first six months of 2014 from the first six months of 2013. This increase was primarily the result of a $29.6 million increase due to the December 2013 acquisition of GE's air filtration business (including $4.0 million of intangible asset amortization and $3.6 million of legal, investment advisory, consulting and other professional services costs related to the acquisition execution and integration), a $4.7 million increase due to the May 2014 acquisition of the Stanadyne Business (including $3.0 million of legal, investment advisory and other professional services costs related to the acquisition as well as $1.0 million of intangible asset amortization), and a $2.0 million increase due to the December 2013 acquisition of the Bekaert Business. The remaining organic increase of $6.8 million in the first six months of 2014 from the first six months of 2013 primarily resulted from $2.2 million of increased employee costs, $1.7 million of increased incentive compensation expense, $1.2 million of increased corporate costs related to strategic growth initiatives and $1.7 million of other net cost increases. Since selling and administrative expenses increased 45% while sales increased 29%, our selling and administrative expenses as a percentage of net sales increased to 20.0% in the first six months of 2014 from 17.7% in the first six months of 2013. Of this 2.3 percentage point increase, approximately 1.0 percentage points was driven by the $6.7 million of deal and integration costs related to the three businesses acquired in fiscal 2014 and approximately 0.7 percentage points was driven by the $5.1 million increase in intangible asset amortization related to the three businesses acquired in fiscal 2014.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Acquisitions

The acquisition of GE's air filtration business, now operated as CLARCOR Industrial Air, in December 2013 impacted our net sales and operating profit in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013 as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Net sales	$66,985	$112,363
Operating profit	4,820	3,772

The net sales and operating profit for CLARCOR Industrial Air reflect results from December 16, 2013, the date of acquisition, through May 31, 2014. Operating profit for the second quarter and first six months of 2014 includes approximately $0.7 million and $4.2 million, respectively, of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $0.8 million and $3.6 million, respectively, of costs related to the acquisition and integration of the GE air filtration business, which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings. Operating results for the CLARCOR Industrial Air business in the second quarter and first six months of 2014 exceeded our expectations, driven by favorable sales mix -- including higher sales of gas turbine cartridge filters and industrial air filtration aftermarket products in relation to sales of air intake filtration systems and housings for heavy duty gas turbine installations -- as well as favorable operating efficiencies. We do not expect this favorable sales mix to be maintained during the balance of fiscal 2014.

The acquisition of the Bekaert Business in December 2013 impacted our net sales and operating profit in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013 as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Net sales	$3,526	$6,303
Operating profit (loss)	(303)	(554)

The net sales and operating loss for the Bekaert Business reflect results from December 3, 2013, the date of acquisition, through May 31, 2014. Operating results for the Bekaert Business in the second quarter and first six months of 2014 were materially in-line with our expectations.

The acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, in May 2014 impacted our net sales and operating profit in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013 as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Net sales	$8,992	$8,992
Operating profit (loss)	(1,927)	(1,927)

The net sales and operating loss for CLARCOR Engine Mobile Solutions reflect results from May 1, 2014, the date of acquisition, through May 31, 2014. The operating loss of approximately $1.9 million in the second quarter of 2014 includes approximately $1.4 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $3.0 million of legal, investment advisory and other professional services costs related to the acquisition and integration of the Stanadyne Business, which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our 2014 translated U.S. dollar value of net sales and operating profit compared to the same periods in 2013 as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Net sales	$(464)	$(1,852)
Operating profit (loss)	(113)	(455)

•	Other income (expense)

Interest income (expense)

We recognized net interest income (expense) in other income (expense) as follows:

(Dollars in thousands)	Second Quarter	First Six Months
2014	$(574)	$(867)
2013	5	(6)

Net interest expense in the second quarter and first six months of 2014 was driven by $0.5 million and $0.8 million, respectively, of interest expense related to borrowings on the Term Loan Facility and on the Credit Facility, which borrowings were undertaken to fund a portion of the cost of our acquisitions of the GE air filtration business and the Stanadyne Business. At the end of the second quarter of 2014, we had $395.0 million outstanding on the Term Loan Facility -- including $315.0 million outstanding pursuant to the Stanadyne Business acquisition and $80.0 million outstanding pursuant to the GE Air Filtration acquisition -- and we had $28.0 million outstanding on the Credit Facility.

Foreign currency gains and (losses)

We recognized foreign currency gains (losses) in other income (expense) as follows:

(Dollars in thousands)	Second Quarter	First Six Months
2014	$140	$1,098
2013	(188)	(232)

Foreign currency gains in the second quarter and first six months of 2014 primarily reflect the translation of inter-company loans -- in cases where such loans are expected to be settled in cash at some point in the future -- at certain foreign subsidiaries denominated in currencies other than their functional currencies. The foreign currency losses in the second quarter and first six months of 2013 primarily reflect the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies.

Other income (expense)

Other income of approximately $4.1 million in the first six months of 2014 primarily reflects the $2.8 million bargain purchase gain that resulted from the Company's acquisition of the Bekaert Business in the first quarter of 2014, as described in more detail below, and the foreign currency gains of approximately $1.1 million as described above. There was no significant other income (expense) in the first six months of 2013.

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

Our effective tax rate decreased 0.7 percentage points to 31.9% in the second quarter of 2014 from 32.6% in the second quarter of 2013, primarily due to an increase in foreign earnings in the current year, which are generally subject to lower statutory tax rates.

Our effective tax rate decreased 0.4 percentage points to 31.3% in the first six months of 2014 from 31.7% in the first six months of 2013, primarily due to the $2.8 million bargain purchase gain recognized in the first six months of 2014 which, as described above, was not subject to tax, and an increase in foreign earnings in the current year, which are generally subject to lower statutory tax rates. These impacts were partially offset by a $0.9 million tax benefit recognized in the first six months of 2013 related to the extension of the research and development tax credit in December 2012, which did not recur in the first six months of 2014.

•	Shares outstanding

Average diluted shares outstanding increased by approximately 0.5 million shares in the second quarter and first six months of 2014 from the comparable prior year periods of 2013 primarily due to incremental dilutive shares related to stock option exercises and the issuance of stock options and restricted stock units. We did not repurchase any shares of common stock in the second quarter or first six months of 2014.

SEGMENT ANALYSIS

	Second Quarter				First Six Months
(Dollars in thousands)	2014	% Total	2013	% Total	2014	% Total	2013	% Total
Net sales:
Engine/Mobile Filtration	$148,398	38%	$132,372	46%	$270,895	39%	$250,047	46%
Industrial/Environmental Filtration	219,592	57%	136,660	48%	394,455	56%	259,286	48%
Packaging	18,652	5%	18,551	6%	33,977	5%	34,521	6%
	$386,642	100%	$287,583	100%	$699,327	100%	$543,854	100%

Gross profit:
Engine/Mobile Filtration	$50,735	40%	$47,316	48%	$91,709	41%	$88,339	49%
Industrial/Environmental Filtration	71,462	57%	47,084	48%	124,983	56%	84,972	47%
Packaging	3,173	3%	3,814	4%	5,265	3%	6,389	4%
	$125,370	100%	$98,214	100%	$221,957	100%	$179,700	100%

Operating profit:
Engine/Mobile Filtration	$26,972	53%	$29,096	59%	$49,846	60%	$52,545	63%
Industrial/Environmental Filtration	23,005	45%	18,411	37%	31,151	38%	28,089	34%
Packaging	1,170	2%	1,894	4%	1,416	2%	2,582	3%
	$51,147	100%	$49,401	100%	$82,413	100%	$83,216	100%

Gross margin:
Engine/Mobile Filtration	34.2%		35.7%		33.9%		35.3%
Industrial/Environmental Filtration	32.5%		34.5%		31.7%		32.8%
Packaging	17.0%		20.6%		15.5%		18.5%
	32.4%		34.2%		31.7%		33.0%

Operating margin:
Engine/Mobile Filtration	18.2%		22.0%		18.4%		21.0%
Industrial/Environmental Filtration	10.5%		13.5%		7.9%		10.8%
Packaging	6.3%		10.2%		4.2%		7.5%
	13.2%		17.2%		11.8%		15.3%

Engine/Mobile Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2014	2013	$	%		2014	2013	$	%
Net sales	$148,398	$132,372	$16,026	12%		$270,895	$250,047	$20,848	8%
Cost of sales	97,663	85,056	12,607	15%		179,186	161,708	17,478	11%
Gross profit	50,735	47,316	3,419	7%		91,709	88,339	3,370	4%
Selling and administrative expenses	23,763	18,220	5,543	30%		41,863	35,794	6,069	17%
Operating profit	26,972	29,096	(2,124)	(7)%		49,846	52,545	(2,699)	(5)%

Gross margin	34.2%	35.7%		(1.5)	pt	33.9%	35.3%		(1.4)	pt
Selling and administrative percentage	16.0%	13.8%		2.2	pt	15.5%	14.3%		1.2	pt
Operating margin	18.2%	22.0%		(3.8)	pt	18.4%	21.0%		(2.6)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine truck filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

Net Sales

The changes in net sales for our Engine/Mobile Filtration segment in the second quarter and first six months of 2014 from the comparable periods of 2013 are detailed in the following tables:

	Second Quarter	First Six Months
Organic volume	5%	5%
Pricing	1%	1%
Foreign exchange	—%	(1)%
Stanadyne Business acquisition	6%	3%
	12%	8%

(Dollars in thousands)	Second Quarter	First Six Months
2013	$132,372	$250,047

U.S. net sales	11,874	15,386
Foreign net sales (including export)	4,569	6,820
Foreign exchange	(417)	(1,358)
Net increase	16,026	20,848

2014	$148,398	$270,895

The net increase in U.S. net sales for our Engine/Mobile Filtration segment in the second quarter and first six months of 2014 from the comparable periods of 2013 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Stanadyne Business acquisition	$5,091	$5,091
Heavy-duty engine filters	4,076	7,126
Locomotive filters	804	1,665
Other	1,903	1,504
Increase in U.S. net sales	$11,874	$15,386

Our U.S. net sales increased 14% in the second quarter of 2014 compared with the same period in 2013. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $5.1 million of increased U.S. net sales in the second quarter of 2014. The remaining increase in sales of $6.8 million was primarily the result of a 9% increase in heavy-duty engine filter aftermarket sales, which was driven by improved year-over-year demand from our U.S. national distribution accounts and fleet services customers. We believe this growth reflects our initiatives to gain new customers, and was also positively impacted by the 4% year-over-year increase in heavy-duty truck tonnage for the preceding three months (December 2013 through February 2014) as measured by the American Trucking Associations, which we believe is usually a leading indicator of heavy-duty engine filter aftermarket demand in the U.S. We also experienced growth of approximately 9% in locomotive filter sales in the second quarter of 2014 compared with the same period in 2013, as well as growth in dust collection cartridge filter sales. This growth in locomotive filter sales reflects the impact of new products and increased railroad activity leading to increased replacement filter sales. These impacts were partially offset by lower heavy-duty engine filter aftermarket sales to automotive customers.

Our U.S. net sales increased 10% in the first six months of 2014 compared with the same period in 2013. As described above, the acquisition of Stanadyne's diesel fuel filtration business in May 2014 resulted in $5.1 million of increased U.S. net sales in the first six months 2014. The remaining increase in sales of $10.3 million was primarily the result of a 8% increase in heavy-duty engine filter aftermarket sales and a 9% increase in locomotive filter sales in the first six months of 2014 compared with the same period in 2013, as well as growth in dust collection cartridge filter sales. This growth reflects the impact of general strength in the U.S. trucking and railroad shipping activity levels leading to increased replacement filter sales, as well as the impact of new products and customers.

The net change in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the second quarter and first six months of 2014 from the comparable periods in 2013 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Stanadyne Business acquisition	$3,901	$3,901
Export sales primarily to the Middle East, Canada, Southeast Asia and South America	1,280	4,996
Heavy-duty engine filter sales in Europe	(642)	(1,210)
Heavy-duty engine filter sales in Australia	(290)	(674)
Other	320	(193)
Increase in foreign net sales	$4,569	$6,820

Our foreign net sales increased 9% in the second quarter of 2014 compared with the same period in 2013, adjusted for changes in foreign currencies. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $3.9 million of increased foreign net sales in the second quarter of 2014. The remaining increase in foreign net sales of $0.7 million primarily reflects increased export sales of heavy-duty engine filters to the Middle East, Canada, Southeast Asia and South America, partly offset by sales declines in Europe and Australia primarily due to weak economic conditions in those markets and a resulting decline in trucking volume and filter replacement activity. Our foreign net sales increased 7% in the first six months of 2014 compared with the same period in 2013, reflecting substantially the same business drivers as described above with respect to the second quarter.

Cost of Sales

Cost of sales increased $12.6 million, or 15%, in the second quarter of 2014 from the second quarter of 2013. This increase was greater than the 12% increase in net sales. As a result, our gross margin declined to 34.2% in the second quarter of 2014 from 35.7% in the second quarter of 2013. This 1.5 percentage point decrease in gross margin primarily reflects a 0.9 percentage point decrease due to the Stanadyne Business acquisition (reflecting $1.4 million of increased cost of sales related to the step-up of inventory values as the purchase date to reflect their estimated fair values) and a 1.3 percentage point decrease resulting from higher material costs -- including higher media and steel pricing -- and increased manufacturing overhead, reflecting the impact of additional capacity brought into service to support expected future growth. Those impacts were partly offset by a 0.6 percentage point increase in gross margin resulting from a customer price increase we executed at the end of the first quarter of 2014.

Cost of sales increased $17.5 million, or 11%, in the first six months of 2014 from the first six months of 2013. This increase was greater than the 8% increase in net sales. As a result, our gross margin declined to 33.9% in the first six months of 2014 from 35.3% in the first six months of 2013. This 1.4 percentage point decrease in gross margin primarily reflects a 0.5 percentage point decrease due to the Stanadyne Business acquisition (reflecting $1.4 million of increased cost of sales related to the step-up of inventory values as of the purchase date to reflect their estimated fair values), a 0.8 percentage point decrease resulting from higher material costs -- including higher media and steel pricing -- and a 0.4 percentage point decrease due to increased manufacturing overhead, reflecting the impact of additional capacity brought into service to support expected future growth. Those impacts were partly offset by a 0.5 percentage point increase in gross margin resulting from a customer price increase we executed at the end of the first quarter of 2014.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.5 million, or 30%, in the second quarter of 2014 from the second quarter of 2013. This increase was primarily the result of $4.7 million of selling and administrative expenses at the CLARCOR Engine Mobile Filtration business, including approximately $3.0 million of costs related to the acquisition transaction and subsequent integration of the acquired business and approximately $1.0 million of intangible asset amortization. The remaining increase of approximately $0.8 million was primarily the result of higher incentive compensation expense. With selling and administrative expenses in this segment increasing 30% while segment net sales increased 12%, our selling and administrative expenses as a percentage of net sales increased to 16.0% in the second quarter of 2014 from 13.8% in the second quarter of 2013.

Selling and administrative expenses increased $6.1 million, or 17%, in the first six months of 2014 from the first six months of 2013. This increase was primarily the result of $4.7 million of selling and administrative expenses at the CLARCOR Engine Mobile Filtration business, as described above. The remaining increase of approximately $1.4 million was primarily the result of higher costs related to strategic growth initiatives -- including headcount and travel costs -- and higher incentive compensation expense. With selling and administrative expenses in this segment increasing 17% while segment net sales increased 8%, our selling and administrative expenses as a percentage of net sales increased to 15.5% in the first six months of 2014 from 14.3% in the first six months of 2013.

Industrial/Environmental Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2014	2013	$	%		2014	2013	$	%
Net sales	$219,592	$136,660	$82,932	61%		$394,455	$259,286	$135,169	52%
Cost of sales	148,130	89,576	58,554	65%		269,472	174,314	95,158	55%
Gross profit	71,462	47,084	24,378	52%		124,983	84,972	40,011	47%
Selling and administrative expenses	48,457	28,673	19,784	69%		93,832	56,883	36,949	65%
Operating profit	23,005	18,411	4,594	25%		31,151	28,089	3,062	11%

Gross margin	32.5%	34.5%		(2.0)	pt	31.7%	32.8%		(1.1)	pt
Selling and administrative percentage	22.1%	21.0%		1.1	pt	23.8%	21.9%		1.9	pt
Operating margin	10.5%	13.5%		(3.0)	pt	7.9%	10.8%		(2.9)	pt

Our Industrial/Environmental Filtration segment sells a variety of filtration products to various end-markets.  Included in this market are HVAC filters, natural gas filtration vessels and aftermarket filters, aviation fuel filters and filter systems, filtration systems and replacement filters for gas turbine air intake applications, industrial air filters, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2014 from the comparable periods in 2013 are detailed in the following tables:

	Second Quarter	First Six Months
Organic volume	9%	6%
Pricing	—%	—%
Foreign exchange	—%	—%
GE Air Filtration acquisition	49%	43%
Bekaert Advanced Filtration acquisition	3%	3%
	61%	52%

(Dollars in thousands)	Second Quarter	First Six Months
2013	$136,660	$259,286

U.S. net sales	38,242	62,519
Foreign net sales (including export)	44,735	73,138
Foreign exchange	(44)	(488)
Net increase	82,932	135,169

2014	$219,592	$394,455

The net increase in U.S. net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2014 from the comparable periods of 2013 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
GE Air Filtration acquisition	$30,145	$53,243
Natural gas filtration vessels and aftermarket elements	3,320	2,782
Filter sales through Total Filtration Services ("TFS")	1,618	1,914
Dust collector systems	834	2,146
HVAC and other industrial air filtration products	1,455	2,608
All other, net	870	(174)
Increase in U.S. net sales	$38,242	$62,519

•
The acquisition of GE's Air Filtration business, now operated as CLARCOR Industrial Air, in December 2013 resulted in $30.1 million and $53.2 million of increased U.S. net sales in the second quarter and first six months of 2014, respectively, reflecting sales of filtration systems and aftermarket filters for gas turbine air intake applications, sales of pleated filters, bag filters and other industrial air filters, and sales of membrane products.

•
Higher sales in the natural gas market in the second quarter and first six months of 2014 from the comparable periods of 2013 were driven by an increase in natural gas vessel and aftermarket element sales arising from increased natural gas extraction and transportation activity throughout the U.S., including at various shale gas basins.

•
Higher sales through our TFS distribution subsidiary in the second quarter and first six months of 2014 from the comparable periods in 2013 were primarily the result of higher liquid and air filter sales to a variety of customers, including those in the general industrial, food and beverage and chemical industries.

•
Higher dust collection system sales in the second quarter and first six months of 2014 from the comparable periods in 2013 was primarily the result of higher sales of Smog Hog® and Dust Hog® air pollution control systems to OEM customers by our United Air Specialists subsidiary.

•
Higher sales of HVAC and other industrial air filtration products in the second quarter and first six months of 2014 from the comparable periods in 2013 was primarily the result of increased sales of heating, ventilation and air conditioning filters to various wholesale customers.

The net changes in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the second quarter and first six months of 2014 from the comparable periods of 2013 are detailed as follows:

(Dollars in thousands)	Second Quarter	First Six Months
GE Air Filtration acquisition	$36,840	$59,120
Bekaert Business acquisition	3,526	6,303
Natural gas filtration vessels and aftermarket filters	3,272	5,846
Dust collector systems	1,842	3,210
All other, net	(745)	(1,341)
Increase in foreign net sales	$44,735	$73,138

•
The acquisition of GE's Air Filtration business, now operated as CLARCOR Industrial Air, in December 2013 resulted in $36.8 million and $59.1 million of increased foreign net sales in the second quarter and first six months of 2014, respectively, reflecting sales of filtration systems and aftermarket filters for gas turbine air intake applications, sales of pleated filters, bag filters and other industrial air filters, and sales of membrane products, primarily in Europe, Asia, the Middle East and Latin America.

•
The acquisition of the Bekaert Business in December 2013 resulted in $3.5 million and $6.3 million of foreign net sales in the second quarter and first six months of 2014, respectively, reflecting sales of engineered metal filters and systems used primarily in the polymer fiber and plastics industry, sold primarily in Europe and Southeast Asia.

•
Higher sales of natural gas vessels and aftermarket filters in the second quarter and first six months of 2014 from the comparable periods of 2013 were driven by increased natural gas extraction, processing and transportation activity in Latin America and the Middle East, where we continue to develop key customer relationships. Sales also increased in Canada, partly reflecting a recovery from very low sales in that market in 2013. These increased sales were partially offset by lower sales in Southeast Asia, primarily reflecting the pacing of capital orders within the year.

•
Sales of dust collector systems increased in the second quarter and first six months of 2014 from the comparable prior year periods, driven by increased sales of industrial dust, fume and oil mist collectors in China and Europe.

Cost of Sales

Cost of sales increased $58.6 million, or 65%, in the second quarter of 2014 from the second quarter of 2013. This increase was greater than the 61% increase in net sales. As a result, our gross margin declined to 32.5% in the second quarter of 2014 from 34.5% in the second quarter of 2013. This 2.0 percentage point decrease in gross margin primarily reflects a 1.2 percentage point decrease due to the December 2013 acquisition of the GE's Air Filtration business (now operated as CLARCOR Industrial Air) including a $0.7 million impact from increased cost of sales related to the step-up of inventory values as of the purchase date to reflect their estimated fair values, and a 0.6 percentage point decrease resulting from lower absorption of fixed costs and higher freight expenses at our HVAC air filtration operations, which primarily reflect planned actions to optimize inventory levels and our manufacturing footprint.

Cost of sales increased $95.2 million, or 55%, in the first six months of 2014 from the first six months of 2013. This increase was greater than the 52% increase in net sales. As a result, our gross margin declined to 31.7% in the first six months of 2014 from 32.8% in the first six months of 2013. This 1.1 percentage point decrease in gross margin primarily reflects a 1.1 percentage point decrease due to the December 2013 acquisition of the GE's Air Filtration business (now operated as CLARCOR Industrial Air) including a $4.2 million impact from increased cost of sales related to the step-up of inventory values as of the purchase date to reflect their estimated fair values, and a 0.3 percentage point decrease resulting from $1.2 million of increased cost of sales in the first six months of 2014 related to restructuring activities within our air filtration business.

Selling and Administrative Expenses

Selling and administrative expenses increased $19.8 million, or 69%, in the second quarter of 2014 from the second quarter of 2013. This increase was primarily the result of $15.4 million of selling and administrative expenses at the CLARCOR Industrial Air business, including approximately $0.8 million of costs related to the acquisition transaction and subsequent integration of the acquired business and approximately $1.8 million of intangible asset amortization. Other drivers behind the increase included $1.1 million of selling and administrative expenses at the Bekaert Business, and $1.4 million of increased employee costs at our legacy business units related to various growth initiatives. With selling and administrative expenses increasing 69% while our net sales increased 61%, our selling and administrative expenses as a percentage of net sales increased to 22.1% in the second quarter of 2014 from 21.0% in last year's second quarter.

Selling and administrative expenses increased $37.0 million, or 65%, in the first six months of 2014 from the first six months of 2013. This increase was primarily the result of $29.6 million of selling and administrative expenses at the CLARCOR Industrial Air business, including approximately $3.6 million of costs related to the acquisition transaction and subsequent integration of the acquired business and approximately $3.4 million of intangible asset amortization. Other drivers behind the increase included $2.0 million of selling and administrative expenses at the Bekaert Business, $2.7 million of increased employee costs at our legacy business units related to various growth initiatives, and $0.7 million of increased incentive compensation expense. With selling and administrative expenses increasing 65% while our net sales increased 52%, our selling and administrative expenses as a percentage of net sales increased to 23.8% in the first six months of 2014 from 21.9% in the comparable prior year period.

Packaging Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2014	2013	$	%		2014	2013	$	%
Net sales	$18,652	$18,551	$101	1%		$33,977	$34,521	$(544)	(2)%
Cost of sales	15,479	14,737	742	5%		28,712	28,132	580	2%
Gross profit	3,173	3,814	(641)	(17)%		5,265	6,389	(1,124)	(18)%
Selling and administrative expenses	2,003	1,920	83	4%		3,849	3,807	42	1%
Operating profit	1,170	1,894	(724)	(38)%		1,416	2,582	(1,166)	(45)%

Gross margin	17.0%	20.6%		(3.6)	pt	15.5%	18.5%		(3.0)	pt
Selling and administrative percentage	10.7%	10.3%		0.4	pt	11.3%	11.0%		0.3	pt
Operating margin	6.3%	10.2%		(3.9)	pt	4.2%	7.5%		(3.3)	pt

Our Packaging segment manufactures and sells consumer and industrial packaging products.

Net Sales

The changes in net sales in the second quarter and first six months of 2014 at our Packaging segment from the comparable periods last year are detailed in the following table:

(Dollars in thousands)	Second Quarter	First Six Months
Spice packaging	$(693)	$(1,416)
Battery jackets	(428)	(767)
Film packaging	(148)	(397)
Decorated flat sheet metal products	1,077	2,530
Other	293	(494)
Increase (decrease) in net sales	$101	$(544)

Lower sales of spice packaging, battery jackets and film packaging products in the second quarter and first six months of 2014 from the comparable periods of 2013 were driven by lower demand on various customer programs, some of which we believe reflect seasonality in the timing of order patterns within the year. The increase in decorated flat sheet metal products in the second quarter and first six months of 2014 compared to the prior year periods was driven by growth with several customers, including coating and printing services for metal packaging used on various food and promotional products.

Cost of Sales

Cost of sales increased $0.7 million, or 5%, in the second quarter of 2014 from the second quarter of 2013. This increase was greater than the 1% increase in net sales. As a result, our gross margin declined to 17.0% in the second quarter of 2014 from 20.6% in the second quarter of 2013. This 3.6 percentage point decline in gross margin was primarily driven by increased variable manufacturing expenses, including higher utility costs due to increased natural gas prices, and unfavorable sales mix related to higher sales of decorated flat sheet metal products, which generally have lower margins than other packaging products with higher lithography and metal fabrication content.

Cost of sales increased $0.6 million, or 2%, in the first six months of 2014 from the first six months of 2013. This increase was greater than the 2% decrease in net sales. As a result, our gross margin declined to 15.5% in the first six months of 2014 from 18.5% in the first six months of 2013. This 3.0 percentage point decline in gross margin was primarily driven by increased manufacturing expenses, including higher utility costs due to increased natural gas prices, lower absorption of fixed manufacturing overhead due to lower production volumes, and unfavorable sales mix related to higher sales of decorated flat sheet metal products, which generally have lower margins than other packaging products with higher lithography and metal fabrication content.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.1 million, or 4%, in the second quarter of 2014 from the second quarter of 2013. This increase was primarily driven by higher corporate expenses related to growth initiatives and incentive compensation, which are allocated to each reporting segment. With selling and administrative expenses increasing 4% while our net sales increased 1%, our selling and administrative expenses as a percentage of net sales increased to 10.7% in the second quarter of 2014 from 10.3% in last year's second quarter.

Selling and administrative expenses were $3.8 million in the first six months of 2014 and in the first six months of 2013. With selling and administrative expenses staying flat while our net sales decreased 2%, selling and administrative expenses as a percentage of net sales increased to 11.3% in the first six months of 2014 from 11.0% in the first six months of 2013.

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our credit agreement, including our five-year multicurrency revolving credit facility ("Credit Facility"), will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures, including the expansion of facilities, provide for interest and principal payments related to debt agreements, fund pension contributions and fund potential repurchases of our common stock. We completed two acquisitions in December 2013, the GE

Air Filtration business and Bekaert Advanced Filtration business, and we acquired Stanadyne Corporation's diesel fuel filtration business in May 2014, and intend to continue to assess acquisition opportunities in related filtration businesses. Any such acquisitions could affect operating cash flows and require changes in our debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings.

We had cash, cash equivalents and restricted cash of $85.6 million at the end of the second quarter of 2014.  Approximately $74.4 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.3 at the end of the second quarter of 2014 decreased from 4.3 at year-end 2013.  This decrease was primarily due to a $327.5 million decrease in cash and cash equivalents, due primarily to our acquisition of GE's air filtration business, now operated as CLARCOR Industrial Air, in December 2013 for approximately $260.3 million in cash (net of cash acquired), our purchase of the Bekaert Business in December 2013 for approximately $7.3 million in cash (net of cash acquired) and our purchase of Stanadyne Corporation's diesel fuel filtration business in May 2014 for approximately $328.0 million in cash (net of cash acquired). This was partially offset by an increase of $87.1 million in accounts receivable and an increase of $55.7 million in inventory at the end of the second quarter of 2014 compared to year-end 2013, both of which were primarily due to the acquisition of GE's air filtration business, now operated as CLARCOR Industrial Air, and the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions.

We entered into the Credit Facility in April 2012, under which we may borrow up to $150.0 million under a selection of currencies and rate formulas. The Credit Facility also includes a $10.0 million swing line sub-facility and a $50.0 million letter of credit sub-facility, as well as an accordion feature that allows the Company to increase the Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions. In November 2013, we entered into a credit amendment to include a $100.0 million term loan facility (the "Term Loan Facility") and in May 2014, we entered into a second credit agreement amendment to include an additional $315.0 million to the Term Loan Facility, whose maturity date is April 2017. We believe the financial institutions that are party to this agreement have adequate capital resources and will be able to fund future borrowings under the Credit Facility and Term Loan Facility.  At our election, the interest rate under the Credit Facility and Term Loan Facility is based upon either a defined base rate or LIBOR plus an applicable margin.  Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility and Term Loan Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The Credit Facility and Term Loan Facility also contain certain covenants customary to such agreements, as well as customary events of default.

At the end of the second quarter of 2014, we had $395.0 million outstanding on the Term Loan Facility with a weighted average interest rate including margin of approximately 0.96% and we had $28.0 million outstanding on the Credit Facility with a weighted average interest rate including margin of approximately 0.70%. We borrowed $100.0 million under the Term Loan Facility in November 2013 to fund a portion of the cost of the acquisition of the GE Air Filtration business, now operated as CLARCOR Industrial Air, of which $80.0 million was outstanding at the end of the second quarter of 2014. We borrowed $315.0 million under the Term Loan Facility in April 2014 to fund the majority of the cost of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, of which $315.0 million was outstanding at the end of the second quarter of 2014. At May 31, 2014, we also had approximately $16.0 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $106.0 million available for further borrowing at the end of the second quarter of 2014. Our Term Loan Facility expires in April 2017, although we anticipate earlier repayment through cash generated through our operations.

Total long-term debt of $439.6 million at the end of the second quarter of 2014 included $395.0 million outstanding on the Term Loan Facility, $28.0 million outstanding on the Credit Facility, $15.8 million outstanding on industrial revenue bonds and $0.8 million of other long-term debt.  At the end of the second quarter of 2014, we were in compliance with all financial covenants as included in our Credit Facility and Term Loan Facility.  We expect to be in compliance with these covenants in the foreseeable future.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 28.9% at the end of the second quarter of 2014 compared to 13.9% at year-end 2013, with the increase attributable to the $315.0 million Term Loan entered into pursuant to the acquisition of Stanadyne Corporation's diesel fuel filtration business.

We had 50.5 million shares of common stock outstanding at the end of the second quarter of 2014, consistent with the amount outstanding at year-end 2013.  Less than 0.1 million shares were issued pursuant to stock incentive plans in the first six months of 2014.  We did not repurchase any shares in the first six months of 2014. Shareholders’ equity increased to $1,083.8 million at the end of the second quarter of 2014 from $1,032.9 million at year-end 2013.  This $51.0 million increase resulted mainly from additional net earnings of $58.9 million, currency translation adjustments of $2.6 million and items related to stock compensation and option activity pursuant to incentive plans of $5.9 million, partially offset by dividend payments of $17.2 million.

Cash Flow

Net cash provided by operating activities decreased $0.5 million to $42.8 million in the first six months of 2014 from $43.2 million in the first six months of 2013.  This decrease was primarily due to a $4.5 million increase in cash used for changes in working capital, which was driven primarily by increased accounts receivable related to higher sales levels, partially offset by a $2.2 million increase in net earnings.

Net cash used in investing activities increased $610.6 million in the first six months of 2014 from the first six months of 2013 primarily due to a $595.6 million increase in payments related to business acquisitions, including $328.0 million net cash paid for the acquisition of Stanadyne Corporation's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions), $260.3 million net cash paid for the acquisition of the GE Air Filtration business (now operated as CLARCOR Industrial Air) and $7.3 million net cash paid for the acquisition of the Bekaert Business, as well as a $11.1 million increase in capital expenditures and a $2.8 million decrease in proceeds from the disposition of plant assets.

Net cash provided by financing activities increased $278.9 million in the first six months of 2014 from the first six months of 2013 primarily as the result of a $315.0 million increase in borrowings under the Term Loan Facility to fund the majority of the cost of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, as well as a $17.4 million decrease in cash used to repurchase common stock, partially offset by $22.0 million of cash used to repay outstanding borrowings on the Credit Facility, $20.0 million of cash used to repay outstanding borrowings on the Term Loan, and a $5.4 million decrease in cash received from stock option exercises and the sale of capital stock pursuant to the Company's employee stock purchase plan.

We intend to continue to assess repurchases of our common stock. In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first six months of 2014 we did not repurchase any shares of our common stock, as available cash was used primarily to repay outstanding borrowings on the Term Loan Facility and Credit Facility.  At the end of the second quarter of 2014, there was approximately $241.3 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for further repayment of outstanding borrowings on the Term Loan Facility and Credit Facility, internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

In January 2013 we announced that we intend to invest approximately $40.0 million in our Engine/Mobile Filtration segment to build a new warehouse and distribution center adjacent to our manufacturing facility in Kearney, Nebraska. The project is anticipated to take approximately two years to complete. Through the first six months of 2014 we have incurred approximately $11.8 million in costs related to this project.

At the end of the second quarter of 2014, our gross liability for uncertain income tax provisions was $2.4 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2013 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first six months of 2014 or 2013.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Second Quarter 2014 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•
statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including the acquisitions of the Stanadyne Business, the GE Air Filtration business and the Bekaert Business and potential future acquisition opportunities;

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

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) our ability to integrate the businesses we have acquired, (5) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (6) commodity price increases and/or limited availability of raw materials and component products, including steel, (7) compliance costs associated with environmental laws and regulations, (8) political factors, (9) our international operations, (10) highly competitive markets, (11) governmental laws and regulations, (12) the implementation of new information systems, (13) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (14) changes in accounting standards or adoption of new accounting standards, (15) adverse effects of natural disasters, (16) legal challenges with respect to intellectual property, and (17) other factors described in more detail in the “Risk Factors” section of our 2013 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may differ materially from our past results as a result of various risks and uncertainties, including these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2014 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements, the risks described in this Second Quarter 2014 Form 10-Q, or any other information in this Second Quarter 2014, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Second Quarter 2014 Form 10-Q.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, with the supervision and participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2014.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) and 15d-15(e) of the Exchange Act were effective as of May 31, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this Second Quarter 2014 Form 10-Q.

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

CLARCOR Inc.
(Registrant)

June 20, 2014	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

June 20, 2014	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer