Form 10-Q
period 2014-08-30
CLARCOR INC.
filed 2014-09-19
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 2014

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

As of September 15, 2014, 50,125,358 common shares with a par value of $1 per share were outstanding.

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net sales	$400,152	$289,126	$1,099,479	$832,980
Cost of sales	264,827	197,226	742,197	561,380

Gross profit	135,325	91,900	357,282	271,600

Selling and administrative expenses	73,099	49,915	212,643	146,399

Operating profit	62,226	41,985	144,639	125,201

Other income (expense):
Interest expense	(1,336)	(139)	(2,406)	(451)
Interest income	101	221	304	528
Other, net	(279)	153	3,866	(70)
	(1,514)	235	1,764	7

Earnings before income taxes	60,712	42,220	146,403	125,208

Provision for income taxes	18,947	13,447	45,751	39,754

Net earnings	41,765	28,773	100,652	85,454

Net earnings attributable to noncontrolling interests	(62)	(66)	(76)	(234)

Net earnings attributable to CLARCOR Inc.	$41,703	$28,707	$100,576	$85,220

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.83	$0.57	$1.99	$1.71
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.82	$0.57	$1.98	$1.69

Weighted average number of shares outstanding - Basic	50,395,007	50,092,548	50,457,436	49,917,939
Weighted average number of shares outstanding - Diluted	50,881,594	50,604,809	50,917,020	50,481,049

Dividends paid per share	$0.1700	$0.1350	$0.5100	$0.4050

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net earnings	$41,765	$28,773	$100,652	$85,454

Other comprehensive income:
Pension and other postretirement benefits --
Pension and other postretirement benefits liability adjustments	621	4,432	1,904	7,074
Pension and other postretirement benefits liability adjustments tax amounts	(241)	(1,580)	(748)	(2,522)
Pension and other postretirement benefits liability adjustments, net of tax	380	2,852	1,156	4,552

Foreign currency translation --
Translation adjustments	(4,379)	(614)	(1,818)	(4,549)
Translation adjustments tax amounts	—	—	—	—
Translation adjustments, net of tax	(4,379)	(614)	(1,818)	(4,549)

Comprehensive earnings	37,766	31,011	99,990	85,457

Comprehensive earnings attributable to non-redeemable noncontrolling interests	139	(27)	6	(168)
Comprehensive earnings attributable to redeemable noncontrolling interests	44	(28)	150	(60)

Comprehensive earnings attributable to CLARCOR Inc.	$37,949	$30,956	$100,146	$85,229

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 30, 2014	November 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$77,625	$411,562
Restricted cash	—	763
Accounts receivable, less allowance for losses of $11,400 and $9,183, respectively	313,745	224,829
Inventories	280,961	218,786
Deferred income taxes	30,540	25,313
Income taxes receivable	—	1,000
Prepaid expenses and other current assets	18,221	9,868
Total current assets	721,092	892,121

Property, plant and equipment, at cost, less accumulated depreciation of $354,735 and $332,787 respectively	276,924	208,953
Goodwill	511,212	241,299
Acquired intangible assets, less accumulated amortization	357,955	89,881
Other noncurrent assets	17,324	16,589
Total assets	$1,884,507	$1,448,843

LIABILITIES
Current liabilities:
Current portion of long-term debt	$233	$50,223
Accounts payable and accrued liabilities	224,898	157,538
Income taxes payable	4,665	—
Total current liabilities	229,796	207,761

Long-term debt, less current portion	425,268	116,413
Long-term pension and postretirement healthcare benefits liabilities	18,743	19,792
Deferred income taxes	105,424	64,415
Other long-term liabilities	9,262	5,753
Total liabilities	788,493	414,134

Contingencies (Note 11)
Redeemable noncontrolling interests	1,686	1,836

SHAREHOLDERS' EQUITY
Capital stock	50,143	50,371
Capital in excess of par value	9,560	22,278
Accumulated other comprehensive loss	(30,244)	(29,814)
Retained earnings	1,063,838	989,013
Total CLARCOR Inc. equity	1,093,297	1,031,848
Noncontrolling interests	1,031	1,025
Total shareholders' equity	1,094,328	1,032,873
Total liabilities and shareholders' equity	$1,884,507	$1,448,843

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 30, 2014	August 31, 2013
Cash flows from operating activities:
Net earnings	$100,652	$85,454
Depreciation	22,359	19,885
Amortization	14,126	4,454
Other noncash items	972	1,800
Net loss on disposition of assets	67	3,824
Bargain purchase gain	(2,815)	—
Stock-based compensation expense	4,909	4,074
Excess tax benefit from stock-based compensation	(705)	(7,313)
Deferred income taxes	(1,166)	6,610
Change in assets and liabilities	(39,550)	(47,592)
Net cash provided by operating activities	98,849	71,196

Cash flows from investing activities:
Restricted cash	1,364	(9,207)
Business acquisitions, net of cash acquired	(595,328)	—
Additions to plant assets	(52,524)	(25,491)
Proceeds from disposition of plant assets	354	2,673
Investment in affiliates	(473)	(615)
Net cash used in investing activities	(646,607)	(32,640)

Cash flows from financing activities:
Net payments on multicurrency revolving credit facility	(36,000)	—
Borrowings under term loan facility	315,000	—
Payments on term loan facility	(20,000)	—
Payments on long-term debt, including business acquisition-related seller financing	(1,562)	(3,979)
Payment of financing costs	(723)	—
Sale of capital stock under stock option and employee purchase plans	4,208	24,204
Payments for repurchase of common stock	(21,959)	(24,149)
Excess tax benefit from stock-based compensation	705	7,313
Dividend paid to noncontrolling interests	(166)	(206)
Cash dividends paid	(25,751)	(20,219)
Net cash provided by (used in) financing activities	213,752	(17,036)
Net effect of exchange rate changes on cash	69	(157)
Net change in cash and cash equivalents	(333,937)	21,363
Cash and cash equivalents, beginning of period	411,562	185,496
Cash and cash equivalents, end of period	$77,625	$206,859

Cash paid during the period for:
Interest	$1,831	$301
Income taxes, net of refunds	$44,226	$29,947

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

The Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended August 30, 2014 and August 31, 2013 and the Consolidated Condensed Balance Sheet as of August 30, 2014 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2013 (“2013 Form 10-K”).  The November 30, 2013 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2013 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended August 30, 2014, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2013 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company also has $1,294 and $1,896 of noncurrent restricted cash recorded in Other noncurrent assets as of August 30, 2014 and November 30, 2013, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	August 30, 2014	November 30, 2013
Raw materials	$108,685	$80,741
Work in process	43,923	34,402
Finished products	128,353	103,643
Inventories	$280,961	$218,786

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component for three and nine months ended August 30, 2014 are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Total
Balance at May 31, 2014, net of tax	$(29,102)		$2,612	$(26,490)
Other comprehensive income (loss) before reclassifications and tax	(97)		(4,134)	(4,231)
Tax benefit	26		—	26
Other comprehensive income (loss) before reclassifications, net of tax	(71)		(4,134)	(4,205)
Reclassifications, before tax	718	(a)	—	718
Tax expense	(267)		—	(267)
Reclassifications, net of tax	451		—	451
Other comprehensive income, net of tax	380		(4,134)	(3,754)
Balance at August 30, 2014, net of tax	$(28,722)		$(1,522)	$(30,244)

Balance at November 30, 2013, net of tax	$(29,878)		$64	$(29,814)
Other comprehensive income (loss) before reclassifications and tax	(250)		(1,586)	(1,836)
Tax benefit	86		—	86
Other comprehensive income (loss) before reclassifications, net of tax	(164)		(1,586)	(1,750)
Reclassifications, before tax	2,154	(a)	—	2,154
Tax expense	(834)		—	(834)
Reclassifications, net of tax	1,320		—	1,320
Other comprehensive income, net of tax	1,156		(1,586)	(430)
Balance at August 30, 2014, net of tax	$(28,722)		$(1,522)	$(30,244)
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

Revisions to Previously Issued Financial Statements

The Company revised its Condensed Consolidated Statement of Cash Flows for the nine months ended August 31, 2013 to properly reflect payments made for business acquisition-related seller financing amounts. The revision resulted in a decrease in the previously reported caption "Business acquisitions, net of cash acquired," a cash outflow from investing activities, of approximately $3,811 and an increase in the caption "Payments on long-term debt, including business acquisition-related seller financing," a cash outflow from financing activities, of approximately $3,811. This revision is not material to the Condensed Consolidated Statement of Cash Flows for the nine months ended August 31, 2013 and has no impact on the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Earnings or Condensed Consolidated Statement of Comprehensive Earnings.

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
CLARCOR Engine Mobile Solutions has approximately 200 employees and is headquartered in Windsor, Connecticut, with manufacturing operations in Washington, North Carolina. Its results are included as part of the Company’s Engine/Mobile Filtration segment from the date of acquisition. The purchase price paid was approximately $327,719 in cash (cash to Stanadyne Corporation of $327,719, net of $0 cash acquired), which the Company funded with cash on hand, a $315,000 term loan and $10,000 borrowed under the Company’s revolving credit agreement (see Note 8).

A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The Company is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. The actual allocation of the final purchase price and the resulting effect on income from operations may differ from the unaudited pro forma amounts included herein. The Company expects to finalize the purchase price allocation within one year of the purchase date.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of CLARCOR Engine Mobile Solutions:

Accounts receivable	$19,548
Inventories	7,367
Deferred income taxes	4,121
Property, plant and equipment	10,176
Goodwill	194,618
Intangible assets	146,430
Total assets acquired	382,260
Current liabilities	8,476
Other noncurrent liabilities	2,000
Deferred income taxes	44,065
Net assets acquired	$327,719

The Stanadyne Business was acquired to significantly increase CLARCOR’s presence in the design, manufacture and supply of original equipment diesel fuel filtration products and the related original equipment services aftermarket, while also providing enhanced scale and market presence to support growth for CLARCOR’s other Engine/Mobile Filtration businesses -- including the heavy-duty fuel, oil, hydraulic and air filtration products manufactured and marketed by Baldwin Filters -- through original equipment customers and services channels. Goodwill of $194,618 recorded in connection with the acquisition, which is not deductible for tax purposes, represents the estimated value of such future opportunities. A summary of the intangible assets acquired is shown in the following table:

	Estimated	Weighted average	Amortization
Identifiable intangible assets	Value	Useful life	Method
Customer relationships	$135,250	13 years	Straight-line
Developed technology	11,000	10 years	Straight-line
Trademarks	180	Indefinite	Not amortized
	$146,430

Net sales and operating profit for CLARCOR Engine Mobile Solutions subsequent to the date it was acquired by the Company for the three and nine months ended August 30, 2014 (which, in the case of the nine-month period ended August 30, 2014, includes the period from May 1, 2014, to August 30, 2014) were as follows:

	Three Months Ended	Nine Months Ended
	August 30, 2014	August 30, 2014
Net sales	$28,014	$37,006
Operating profit	7,275	5,348

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
A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The Company is currently in the process of finalizing the valuations of assets acquired and liabilities assumed. The actual allocation of the final purchase price and the resulting effect on income from operations may differ from the unaudited pro forma amounts included herein. The Company expects to finalize the purchase price allocation within one year of the purchase date.

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
	$133,020

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Net sales and operating profit for CLARCOR Industrial Air subsequent to the date it was acquired by the Company for the three and nine months ended August 30, 2014 (which, in the case of the nine-month period ended August 30, 2014, includes the period from December 16, 2013 to August 30, 2014) were as follows:

	Three Months Ended	Nine Months Ended
	August 30, 2014	August 30, 2014
Net sales	$59,842	$172,205
Operating profit	5,038	8,810

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
The unaudited pro forma results for the three-month and nine-month periods ended August 30, 2014 and August 31, 2013 include amortization charges for acquired intangible assets, and adjustments to depreciation expense, interest expense, transaction costs incurred, adjustments to cost of sales to reflect the estimated fair values of inventory at the acquisition date, other income and related tax effects. The unaudited pro forma results do not give effect to any synergies, operating efficiencies or cost savings that may result from these acquisitions. These pro forma amounts are based on a preliminary allocation of the purchase price to estimates of the fair values of the assets acquired and liabilities assumed. The pro forma amounts include the Company’s preliminary determination of purchase accounting adjustments based on available information and certain assumptions that the Company believes are reasonable.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Three Months Ended						Three Months Ended
	August 30, 2014						August 31, 2013
	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma
Net sales	$400,152	$—		$—		$400,152	$289,126	$27,384		$63,019		$379,529
Operating profit	62,226	—		171	(b)	62,397	41,985	8,325	(d)	6,467	(f)	56,777
Net earnings attributable to CLARCOR	41,703	—		125		41,828	28,707	4,849		4,586		38,142
Diluted earnings per share	$0.82	$—		$—		$0.82	$0.57	$0.10		$0.09		$0.76

	Nine Months Ended						Nine Months Ended
	August 30, 2014						August 31, 2013
	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma
Net sales	$1,099,479	$46,837		$15,422		$1,161,738	$832,980	$77,843		$163,618		$1,074,441
Operating profit	144,639	17,677	(a)	8,814	(c)	171,130	125,201	17,602	(e)	3,213	(g)	146,016
Net earnings attributable to CLARCOR	100,576	10,485		6,551		117,612	85,220	9,650		1,956		96,826
Diluted earnings per share	$1.98	$0.21		$0.13		$2.32	$1.69	$0.19		$0.04		$1.92

(a)
Includes adjustments to remove transaction costs of $3,035 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $1,368, which have been pushed back to the nine months ended August 31, 2013 for pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(b)
Includes adjustments to cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $126, which have been pushed back to the three and nine month periods ended August 31, 2013 for pro forma presentation.

(c)
Includes adjustments to remove transaction costs of $2,089 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $4,342, which have been pushed back to the nine months ended August 31, 2013 for pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(d)	Includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(e)
Includes adjustments to push back transaction costs of $3,075 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $1,368. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(f)
Includes adjustments to push back cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $126. Also includes adjustments to intangible asset amortization, depreciation expense and interest expenese.

(g)
Includes adjustments to push back transaction costs of $3,740 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $4,468. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

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
The Company is currently in the process of finalizing the valuations of all assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation within one year of the purchase date.

Net sales and operating loss for the Bekaert business subsequent to the date it was acquired by the Company for the three and nine months ended August 30, 2014 were as follows:

	Three Months Ended	Nine Months Ended
	August 30, 2014	August 30, 2014
Net sales	$2,809	$9,111
Operating loss	(125)	(679)
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

Investments

The Company owns 30% of BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems.  During the three and nine months ended August 30, 2014 and August 31, 2013, the Company did not make any additional investments. The Company has $21 accrued which has not yet been funded and is included in Accounts payable and accrued liabilities in the accompanying Consolidated Condensed Balance Sheets at both August 30, 2014 and November 30, 2013. The investment, with a carrying amount of $3,032 and $3,097, at August 30, 2014 and November 30, 2013, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends.  During the three and nine months ended August 30, 2014 and August 31, 2013, the Company did not receive any dividends from BPH.

The Company also owns 15.65% of BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the three and nine months ended August 30, 2014, the Company invested an additional $600 and $1,073, respectively, into Algae.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The investment, with a carrying amount of $3,277 and $2,204 at August 30, 2014 and November 30, 2013, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the three and nine months ended August 30, 2014 and August 31, 2013, the Company did not receive any dividends from Algae.

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

The following table summarizes information related to stock options and stock option exercises during the three and nine months ended August 30, 2014 and August 31, 2013.

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Pre-tax compensation expense	$925	$775	$2,957	$2,436
Deferred tax benefits	(330)	(276)	(1,053)	(867)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	354	3,119	604	6,018
Fair value of stock options on date of grant	—	32	4,650	3,868
Total intrinsic value of stock options exercised	1,253	11,417	2,409	20,297
Cash received upon exercise of stock options	1,430	16,091	3,254	23,275
Addition to capital in excess of par value due to exercise of stock options	1,740	18,707	3,756	27,520

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes activity for the nine months ended August 30, 2014 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan, the 2009 Incentive Plan and the 2014 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,208,314	$40.76
Granted	450,700	$61.49
Exercised	(94,411)	$34.47
Surrendered	(20,610)	$53.05
Outstanding at end of period	2,543,993	$44.56

Exercisable at end of period	1,612,484	$39.39

 At August 30, 2014, there was $7,087 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.59 years.

The following table summarizes information about the Company’s outstanding and exercisable options at August 30, 2014.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $28.79	133,900	$26.98	$4,850	1.92	133,900	$26.98	$4,851	1.92
$31.96 - $38.06	675,883	$33.85	19,842	3.77	675,883	$33.85	19,842	3.77
$40.73 - $49.91	1,291,010	$46.20	21,965	7.42	802,076	$46.12	13,704	7.10
$55.01 - $61.57	443,200	$61.45	780	9.30	625	$55.01	5	8.75
	2,543,993	$44.56	$47,437	6.49	1,612,484	$39.39	$38,402	5.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Nine Months Ended
	August 30, 2014	August 31, 2013
Weighted average fair value per option at the date of grant for options granted	$11.50	$9.98
Risk-free interest rate	1.55%	1.19%
Expected dividend yield	1.10%	1.19%
Expected volatility factor	21.38%	25.80%
Expected option term in years	5.0	5.4

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 16,986 and 14,760 vested and deferred shares at August 30, 2014 and November 30, 2013, respectively.

The following table summarizes information related to restricted stock unit awards during the three and nine months ended August 30, 2014 and August 31, 2013.

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Pre-tax compensation expense	$330	$209	$1,072	$678
Deferred tax benefits	(118)	(75)	(382)	(242)
Excess tax (expense) benefits associated with tax deductions (under) over the amount of compensation expense recognized in the consolidated condensed financial statements	—	(74)	101	1,280
Fair value of restricted stock unit awards on date of grant	—	—	1,524	1,068
Fair value of restricted stock unit awards vested	—	—	765	621

The following table summarizes activity for the nine months ended August 30, 2014 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	48,044	$45.18
Granted	24,808	$61.42
Vested	(17,685)	$43.27
Nonvested at end of period	55,167	$53.09

As of August 30, 2014, there was $1,628 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.50 years.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the three and nine months ended August 30, 2014 and August 31, 2013.

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Pre-tax compensation expense	$—	$460	$880	$960
Shares of Company common stock issued under the plans	—	—	15,400	18,256

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

4.	NONCONTROLLING INTERESTS

Noncontrolling interests changed as follows during the nine months ended August 30, 2014 and August 31, 2013:

	Nine Months Ended
	August 30, 2014		August 31, 2013
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$1,836	$1,025	$1,754	$986

Noncontrolling interests (loss) earnings	(96)	172	35	199
Foreign currency translation	(54)	—	25	(31)
Dividend	—	(166)	—	(206)

Noncontrolling interests at end of period	$1,686	$1,031	$1,814	$948

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  As of August 30, 2014, neither the Company nor the noncontrolling owners have exercised the purchase option. The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Condensed Balance Sheets.  The Redeemable noncontrolling interests is reflected at its carrying value, which is greater than its estimated redemption price. If applicable, the Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable.  The Company has not recorded any accretion to date.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

5.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the nine months ended August 30, 2014.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$21,868	$219,431	$—	$241,299
Acquisition	194,618	74,324	—	268,942
Currency translation adjustments	(135)	1,106	—	971
Goodwill at end of period	$216,351	$294,861	$—	$511,212

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
August 30, 2014
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$77,048	$—	$77,831

Finite Lived Intangibles:
Trademarks, gross - finite lived	$301	$488	$—	$789
Accumulated amortization	(115)	(339)	—	(454)
Trademarks, net - finite lived	$186	$149	$—	$335

Customer relationships, gross	$139,547	$124,768	$—	$264,315
Accumulated amortization	(5,399)	(27,001)	—	(32,400)
Customer relationships, net	$134,148	$97,767	$—	$231,915

Other acquired intangibles, gross	$11,243	$61,172	$—	$72,415
Accumulated amortization	(603)	(23,938)	—	(24,541)
Other acquired intangibles, net	$10,640	$37,234	$—	$47,874

Total finite lived intangible assets, net	$144,974	$135,150	$—	$280,124

Acquired intangible assets, less accumulated amortization	$145,757	$212,198	$—	$357,955

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes estimated amortization expense.

Fiscal year 2014	$20,334
Fiscal year 2015	24,686
Fiscal year 2016	24,553
Fiscal year 2017	24,315
Fiscal year 2018	23,652

6.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
August 30, 2014
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$444	$444	$—	$—
Mutual fund investments - bonds	454	454	—	—
Cash and equivalents	16	16	—	—
Total restricted trust	$914	$914	$—	$—

Foreign currency forward contracts	$812	$—	$812	$—

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2013
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$593	$593	$—	$—
Mutual fund investments - bonds	400	400	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,024	$1,024	$—	$—

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

There were no changes in the fair value determination methods or significant assumptions used in those methods during the nine months ended August 30, 2014.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the nine months ended August 30, 2014. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value of $1,018, which was recorded as an other long-term liability at that time.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on projected 2014 and 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent consideration payment is revalued to its current fair value at each reporting date.  Any increase or decrease in the fair value, as a result of changes in significant inputs such as the discount rate, the discount period or other factors used in the calculation, is recognized in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings in the period the estimated fair value changes. The fair value of the contingent consideration was estimated using a probability-weighted discounted cash flow model with a discount rate of 13.2%. The fair value of the TransWeb contingent earn-out payment was $0 at August 30, 2014 and at November 30, 2013, based on the projected adjusted earnings of TransWeb.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both August 30, 2014 and November 30, 2013.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  Long-term debt had a fair value estimate of $423,601 and $166,288 at August 30, 2014 and November 30, 2013, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at August 30, 2014 and November 30, 2013 is $425,501 and $166,636, respectively.

Fair Value of Hedging Instruments

When the Company acquired CLARCOR Industrial Air, approximately $50,000 of the $260,312 purchase price was paid through a U.K. subsidiary of the Company, using funds advanced from one of the Company's U.S. subsidiaries through a European holding company. The Company intends to settle the underlying inter-company advances in cash, therefore gains and losses on translation of the inter-company advances are recognized in Other, net income on the Consolidated Condensed Statements of Earnings. The Company has entered into foreign currency forward contracts to manage its exposure to translational foreign exchange risk related to these inter-company advances. The forward contracts have a three-month duration, which the Company anticipates rolling forward until such time as the underlying inter-company advances have been settled. Hedge accounting was not applied to the forward contracts and therefore unrealized gains or losses are recorded in Other, net income in the Consolidated Condensed Statements of Earnings. In the third quarter of 2014 the Company recorded unrealized losses of $39 on the forward contracts as well as a loss of $149 on the translation of the underlying inter-company advances. In the first nine months of 2014 the Company recorded unrealized gains of $195 on the forward contracts, as well as a gain of $1,174 on the translation of the underlying inter-company advances. As of August 30, 2014 forward contracts are recorded at their estimated fair value of $812 within Prepaid expenses and other current assets on the Consolidated Condensed Balance Sheets.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

7.	ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND GUARANTEES

Accounts payable and accrued liabilities at August 30, 2014 and November 30, 2013 were as follows:

	August 30, 2014	November 30, 2013
Accounts payable	$113,905	$79,164
Accrued salaries, wages and commissions	22,095	14,908
Pension and postretirement healthcare benefits liabilities	216	278
Compensated absences	9,655	8,600
Accrued insurance liabilities	11,182	7,599
Customer deposits	24,544	16,081
Other accrued liabilities	43,301	30,908
Accounts payable and accrued liabilities	$224,898	$157,538

The Company has letters of credit totaling $31,230 and $28,541 as of August 30, 2014 and November 30, 2013, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Nine Months Ended
	August 30, 2014	August 31, 2013
Warranty accrual at beginning of period	$1,599	$1,533
Warranty accrual added through business acquisitions	10,946	—
Accruals for warranties issued during the period	1,691	222
Adjustments related to pre-existing warranties	(96)	(257)
Settlements made during the period	(4,945)	(334)
Other adjustments, including currency translation	(136)	(2)
Warranty accrual at end of period	$9,059	$1,162

Warranty accruals added through business acquisitions in the first nine months of 2014 relate primarily to the CLARCOR Industrial Air business, whose sales agreements, particularly for air intake filtration systems for heavy-duty gas turbine applications, include product warranties customary for such types of products. Warranty accruals for this business are established for specifically identified warranty issues known to exist on products already sold, and on a non-specific basis based primarily on past experience.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Restructuring and other charges

In the first quarter of 2014 the Company recorded a restructuring charge of $1,315, $1,186 of which was included in Cost of sales and $129 of which was included in Selling and administrative expenses in the Consolidated Condensed Statement of Earnings, related to the planned closure of one of its HVAC air filtration manufacturing facilities -- which is included in its Industrial/Environmental Filtration segment -- and the involuntary separation of certain employees at its air filtration headquarters, to better align manufacturing capacity and workforce levels with the business's growth strategy and to support our continual focus on cost reductions and productivity improvements. The charge consisted of approximately $863 related to the impairment of long-lived assets and leasehold improvements and approximately $452 related to severance and employee termination costs, all of which have been paid as of August 30, 2014.

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

At August 30, 2014, there was $395,000 outstanding on the Term Loan Facility with a weighted average interest rate of approximately 1.06% and there was $14,000 outstanding on the Credit Facility with a weighted average interest rate of approximately 0.85% and a remaining borrowing capacity of $119,988 on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at both August 30, 2014 and November 30, 2013.

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

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$499	$622	$1,495	$1,865
Interest cost	1,934	1,727	5,798	5,183
Expected return on plan assets	(2,835)	(2,694)	(8,500)	(8,086)
Settlement cost	—	3,111	—	3,111
Amortization of unrecognized:
Prior service cost	(3)	(3)	(9)	(8)
Net actuarial loss	721	1,516	2,163	4,547
Net periodic benefit cost	$316	$4,279	$947	$6,612

Cash contributions	$66	$7,709	$193	$24,216

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$2	$6	$6
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)
Net actuarial gain	(37)	(37)	(111)	(111)
Net periodic benefit income	$(66)	$(66)	$(198)	$(198)

Cash contributions	$16	$18	$48	$54

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

During the three months and nine months ended August 30, 2014, the Company contributed $82 and $241 to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $914 and $1,024 at August 30, 2014 and

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

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

	Nine Months Ended
	August 30, 2014	August 31, 2013
Unrecognized tax benefits at beginning of year	$2,155	$2,209
Additions for current period tax positions	237	348
Reductions for prior period tax positions	—	—
Reductions for lapse of statue of limitations / settlements	(22)	(334)
Changes in interest and penalties	53	(226)
Unrecognized tax benefits at end of period	$2,423	$1,997

At August 30, 2014, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,521.  At August 30, 2014, the Company had $256 accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $175 over the next twelve months as a result of expected settlements with taxing authorities or the lapse of the statue of limitations in certain jurisdictions. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in the next twelve months; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Company's federal tax returns for years subsequent to August 31, 2010 are open for examination. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2009.

11.	CONTINGENCIES

Legal Contingencies

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial claimed amounts) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property and other matters.  Certain significant items included in these other matters are discussed below.  The Company believes recorded reserves in its Consolidated Condensed Financial Statements are adequate in light of the probable and estimable outcomes of the items discussed below and other applicable matters.  Any recorded liabilities were not material to the Company’s financial position, results of operation or liquidity for the periods presented, and the Company does not currently believe that any pending claims or litigation, including those identified below, will materially affect its financial position, results of operation or liquidity.

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

Following a trial in which a six-member jury unanimously found in TransWeb's favor on substantially all counts and a procedure whereby a third party Special Master quantified and qualified TransWeb's attorneys' fees to be awarded as damages, on April 21, 2014 the court issued a ruling in favor of TransWeb on all counts, and awarded TransWeb approximately $26,147 in damages. 3M then moved the court for a new trial, alleging that the jury's verdicts were against the manifest weight of the evidence presented at trial. The court denied 3M's motion on June 11, 2014.

As anticipated, 3M timely exercised its automatic right to appeal the court's judgment to the US Court of Appeals for the Federal Circuit. 3M currently has until November 3, 2014 to file its opening appellate brief.

The Company acquired TransWeb on December 29, 2010.  The $30,017 base purchase price included a $17,000 liability due to the former owners of TransWeb, which payment could be reduced dollar-for-dollar for qualifying costs incurred by the Company in connection with the 3M litigation. Since the acquisition date, the Company has expensed legal costs in connection with the 3M litigation and simultaneously recorded the recovery of such costs from the former owners through a reduction of the liability due to the former owners and a corresponding reduction in legal expense. Qualifying costs incurred by the Company have exceeded $17,000 and, as such, the Company believes that no further payments are due to the former owners of TransWeb. The Company does not anticipate incurring any liability in connection with the litigation, due to the fact that the district court ruled in TransWeb's favor on all counts. The Company does anticipate incurring additional litigation related expenses in connection with the appeal by 3M referenced above. The Company does not accrue for such expenses, but recognizes them as they are incurred.

Other

Additionally, the Company is party to various proceedings relating to environmental issues.  The U.S. Environmental Protection Agency and/or other responsible state agencies have designated the Company as a potentially responsible party, along with other companies, in remedial activities for the cleanup of waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly referred to as the federal Superfund statute).  Additionally, the North Carolina Department of Environmental Protection has identified the property on which one of the Company's subsidiaries, CLARCOR Engine Mobile Solutions, LLC, currently operates as having concentrations of certain chemicals in groundwater that are above regulatory action levels. Although it is not certain what future environmental claims, if any, may be asserted in connection with these known environmental matters, the Company currently believes that its potential liability for known environmental matters is not material and that it has adequately reserved for any associated liabilities based on the information available to the Company.  However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the nature and extent of the contamination at issue, the length of time remediation may require, the complexity of the environmental regulation, the continuing advancement of remediation technology, and the potential imposition of joint and several liability on each potentially responsible party for the cleanup.

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

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Weighted average number of shares outstanding - Basic	50,395,007	50,092,548	50,457,436	49,917,939
Dilutive effect of stock-based arrangements	486,587	512,261	459,584	563,110
Weighted average number of shares outstanding - Diluted	50,881,594	50,604,809	50,917,020	50,481,049

Net earnings attributable to CLARCOR Inc.	$41,703	$28,707	$100,576	$85,220

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.83	$0.57	$1.99	$1.71
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.82	$0.57	$1.98	$1.69

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	431,450	2,500	441,003	166,846
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$21,959	$6,785	$21,959	$24,149
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	362,502	124,000	362,502	470,100

At August 30, 2014, there remained $219,322 authorized for future purchases under the Company’s $250,000 stock repurchase program that was approved by the Company's Board of Directors on June 25, 2013.

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

Segment information is summarized as follows:

	Quarter Ended		Nine Months Ended
	August 30, 2014	August 31, 2013	August 30, 2014	August 31, 2013
Net sales:
Engine/Mobile Filtration	$165,910	$129,148	$436,805	$379,195
Industrial/Environmental Filtration	213,752	139,659	608,207	398,945
Packaging	20,490	20,319	54,467	54,840
	$400,152	$289,126	$1,099,479	$832,980

Operating profit:
Engine/Mobile Filtration	$36,741	$28,611	$86,587	$81,156
Industrial/Environmental Filtration	23,873	11,315	55,024	39,404
Packaging	1,612	2,059	3,028	4,641
	62,226	41,985	144,639	125,201
Other income (expense), net	(1,514)	235	1,764	7
Earnings before income taxes	$60,712	$42,220	$146,403	$125,208

	August 30, 2014	November 30, 2013
Identifiable assets:
Engine/Mobile Filtration	$771,687	$397,545
Industrial/Environmental Filtration	1,036,768	715,759
Packaging	41,894	41,030
Corporate	34,158	294,509
	$1,884,507	$1,448,843

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

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands, except per share data)

	Third Quarter					First Nine Months
			Change					Change
	2014	2013	$	%		2014	2013	$	%
Net sales	$400,152	$289,126	$111,026	38%		$1,099,479	$832,980	$266,499	32%
Cost of sales	264,827	197,226	67,601	34%		742,197	561,380	180,817	32%
Gross profit	135,325	91,900	43,425	47%		357,282	271,600	85,682	32%
Selling and administrative expenses	73,099	49,915	23,184	46%		212,643	146,399	66,244	45%
Operating profit	62,226	41,985	20,241	48%		$144,639	$125,201	$19,438	16%
Other income (expense)	(1,514)	235	(1,749)			$1,764	$7	$1,757
Provision for income taxes	18,947	13,447	5,500	41%		$45,751	$39,754	$5,997	15%
Net earnings attributable to CLARCOR	41,703	28,707	12,996	45%		$100,576	$85,220	$15,356	18%
Weighted average diluted shares	50,882	50,605	277	1%		50,917	50,481	436	1%
Diluted earnings per share attributable to CLARCOR	$0.82	$0.57	$0.25	44%		$1.98	$1.69	$0.29	17%

Percentages:
Gross margin	33.8%	31.8%		2.0	pt	32.5%	32.6%		(0.1)	pt
Selling and administrative percentage	18.3%	17.3%		1.0	pt	19.3%	17.6%		1.7	pt
Operating margin	15.6%	14.5%		1.1	pt	13.2%	15.0%		(1.8)	pt
Effective tax rate	31.2%	31.8%		(0.6)	pt	31.3%	31.8%		(0.5)	pt
Net earnings margin	10.4%	9.9%		0.5	pt	9.1%	10.2%		(1.1)	pt

Third Quarter

Net Sales

Net sales increased $111.0 million, or 38%, in the third quarter of 2014 from the third quarter of 2013. Estimated components of this 38% increase in net sales are as follows:

Organic volume	6%
Pricing	1%
Foreign exchange	—%
Business acquisitions	31%
38%

The increase in net sales in the third quarter of 2014 from the third quarter of 2013 was driven primarily by the following factors:

•
Increased net sales of $59.8 million due to the December 2013 acquisition of GE's air filtration business (now operated as CLARCOR Industrial Air), which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition. Net sales for this business in the third quarter increased approximately 3% in comparison to the prior year period in which the business was owned by GE, reflecting approximately 13% growth in sales of replacement filters for gas turbine air intake and industrial air filtration applications, partly offset by declines in sales of gas turbine air intake filtration systems and membrane products.

•
Increased net sales of $28.0 million due to the May 2014 acquisition of the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition. Net sales for this business in the third quarter increased approximately 3% in comparison to the prior year period in which the business was owned by Stanadyne Corporation, reflecting approximately 6% growth in sales of replacement filter elements, partially offset by declines in sales of first-fit fuel filter assemblies due to lower demand from OEM customers.

•
Increased net sales of $2.8 million due to the December 2013 acquisition of the Bekaert Business, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Increased organic net sales volume of $10.2 million, or 7%, at our Industrial/Environmental Filtration segment. This net sales growth resulted from a $13.0 million, or 13%, increase in sales within the U.S., which was partly offset by a $2.8 million, or 7%, decrease in foreign net sales, excluding the impact of changes in foreign currency exchange rates. The 13% increase in sales volume within the U.S. resulted primarily from increased sales of natural gas filtration vessels and aftermarket elements, higher sales of dust collector systems and air pollution control products, higher HVAC air filter sales and increased filter sales through our Total Filtration Services ("TFS") distribution business. The 7% decrease in foreign net sales primarily resulted from lower sales of natural gas filtration vessels in Latin America and the Middle East due to several large filtration vessel sales in the third quarter of 2013 that did not recur in 2014.

•
Increased organic net sales volume of $6.7 million, or 5%, at our Engine/Mobile Filtration segment. This net sales growth resulted from a $3.8 million, or 5%, increase in sales within the U.S. and a $2.9 million, or 6%, increase in foreign net sales, excluding the impact of changes in foreign currency exchange rates. The 5% increase in sales volume within the U.S. resulted primarily from an 8% increase in sales of heavy-duty engine filters to the U.S. aftermarket and a 10% increase in sales of locomotive filters. The 6% increase in foreign net sales volume in this segment reflected increased volumes in Canada, Mexico, China and South Africa, partially offset by volume declines in Europe.

•
Net sales at our Packaging segment increased $0.2 million, or 1%, due primarily to higher sales of decorated flat sheet metal products and selling price increases on certain products, partially offset by lower sales volume of spice containers, battery jackets and film packaging products.

Cost of Sales

Cost of sales increased $67.6 million, or 34%, in the third quarter of 2014 from the third quarter of 2013. This 34% increase in cost of sales was less than the 38% increase in net sales. As a result, our gross margin increased to 33.8% in the third quarter of 2014 from 31.8% in the third quarter of 2013. This 2.0 percentage point increase in gross margin primarily reflects a 1.2 percentage point increase due to the impact of a $4.6 million loss on disposal of equipment at our air filtration operations in the third quarter of 2013 which did not recur in 2014, and a 1.0 percentage point increase due to the acquisitions of the Stanadyne Business and GE's air filtration business. These benefits were partly offset by a 0.4 percentage point decrease in gross margin from sales mix at our Engine/Mobile Filtration and Packaging businesses and a 0.2 percentage point decrease due to higher compensation expense related to our company-wide profit sharing plan. Also, gross margin was negatively impacted by 0.1 percentage points due to higher material costs in the third quarter of 2014 compared with the third quarter of 2013, primarily reflecting higher media and steel pricing; however this was more than offset by a 0.7 percentage point favorable impact from increases in the selling prices of our products.

Selling and Administrative Expenses

Selling and administrative expenses increased $23.2 million, or 46%, in the third quarter of 2014 from the third quarter of 2013. This increase was primarily the result of a $13.6 million increase due to the December 2013 acquisition of GE's air filtration business (including $1.8 million of intangible asset amortization), a $5.6 million increase due to the May 2014 acquisition of the Stanadyne Business (including $2.8 million of intangible asset amortization), and a $1.1 million increase due to the December 2013 acquisition of the Bekaert Business (including $0.1 million of intangible asset amortization). The remaining organic increase of $2.9 million in the third quarter of 2014 from the third quarter of 2013 primarily resulted from $2.5 million of increased employee and professional services costs (including costs related to strategic growth initiatives), $2.0 million of increased compensation expense related to our company-wide profit sharing plan and $1.4 million due to an expense reduction in the third quarter of 2013 -- related to a net change in the estimated contingent liability for a potential earn-out related to one of the former owners of our TransWeb subsidiary -- which did not recur in 2014. These increases were partly offset by a $3.0 million decrease in pension expense, which was primarily the result of a $3.1 million pension settlement charge in the third quarter of 2013 which did not recur in 2014. Since selling and administrative expenses increased 46% while net sales increased 38%, our selling and administrative expenses as a percentage of net sales increased to 18.3% in the third quarter of 2014 from 17.3% in last year's third quarter. Of this 1.0 percentage point increase, approximately 1.2 percentage points was driven by the $4.7 million increase in intangible asset amortization related to the three businesses acquired in fiscal 2014, with all other selling and administrative expenses driving a 0.2 percentage point decrease in costs as a percentage of net sales.

First Nine Months

Net Sales

Net sales increased $266.5 million, or 32%, in the first nine months of 2014 from the first nine months of 2013. Estimated components of this 32% increase in net sales are as follows:

Organic volume	5%
Pricing	1%
Foreign exchange	—%
Business acquisitions	26%
32%

The increase in net sales in the first nine months of 2014 from the first nine months of 2013 was driven primarily by the following factors:

•
Increased net sales of $172.2 million due to the December 2013 acquisition of GE's air filtration business (now operated as CLARCOR Industrial Air), which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition. Net sales for this business, from the date of acquisition, reflect significant year-over-year growth in sales of gas turbine air intake filtration systems and replacement filters, as well as industrial air filtration products, in comparison to the prior year period in which this business was owned by GE.

•
Increased net sales of $37.0 million due to the May 2014 acquisition of the Stanadyne Business, which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition. Net sales for this business, from the date of acquisition, reflect increased sales of replacement filter elements, partly offset by declines in sales of first-fit fuel filter assemblies due to lower demand from OEM customers, in comparison to the prior year period in which the business was owned by Stanadyne Corporation.

•
Increased net sales of $9.1 million due to the December 2013 acquisition of the Bekaert Business, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Increased organic net sales of $26.7 million, or 7%, at our Industrial/Environmental Filtration segment. This net sales growth resulted from a $21.7 million, or 9%, increase in sales within the U.S. and a $5.0 million, or 4%, increase in foreign net sales, excluding the impact of changes in foreign currency exchange rates. The 9% increase in sales within the U.S. resulted primarily from increased sales of natural gas filtration vessels and aftermarket elements, higher sales of dust collector systems and air pollution control products, higher HVAC air filter sales and increased filter sales through our TFS distribution business. The 4% increase in foreign net sales primarily resulted from higher sales of dust collector systems and air pollution control products in Europe and China, as well as increased sales of natural gas filtration vessels and aftermarket elements in Europe and the Middle East.

•
Increased organic net sales of $18.4 million, or 5%, at our Engine/Mobile Filtration segment. This net sales growth resulted from a $12.6 million, or 5%, increase in sales within the U.S. and a $5.7 million, or 4%, increase in foreign net sales, excluding the impact of changes in foreign currency exchange rates. The 5% increase in sales within the U.S. resulted primarily from an 8% increase in sales of heavy-duty engine filters to the U.S. aftermarket. The 4% increase in foreign sales was driven by increased export sales of heavy-duty engine filters to Canada, Southeast Asia and South America, partly offset by a 5% decline in heavy-duty engine filter sales volume in Europe and a 7% decline in Australia, reflecting lower mining activity in that region.

•
Net sales at our Packaging segment decreased $0.4 million, or 1%, due primarily to lower sales of spice containers, battery jackets and film packaging products, partially offset by higher sales of decorated flat sheet metal products and selling price increases on certain products.

Cost of Sales

Cost of sales increased $180.8 million, or 32%, in the first nine months of 2014 from the first nine months of 2013. This 32% increase in cost of sales was less than one percent greater than the 32% increase in net sales. As a result, our gross margin decreased to 32.5% in the first nine months of 2014 from 32.6% in the first nine months of 2013. This 0.1 percentage point decrease in gross margin primarily reflects a 0.4 percentage point decrease due to growth-related investments within our heavy-duty engine filtration business, a 0.2 percentage point decrease due to unfavorable sales mix and overhead cost absorption within our Packaging business, a 0.1 percentage point decrease due to $1.2 million of costs related to the closure of one of our HVAC manufacturing facilities in the first quarter of 2014 and a 0.1 percentage point decrease due to higher compensation expense related to our company-wide profit sharing plan. These impacts were partially offset by a 0.4 percentage point increase in gross margin due to the impact of a $4.6 million loss on disposal of equipment at our air filtration operations in the third quarter of 2013 which did not recur in 2014. Gross margin was also favorably impacted by 0.5 percentage points due to increases in the selling prices of our products, which was partly offset by a 0.1 percentage point decrease in gross margin due to higher raw material costs in certain of our businesses, primarily reflecting higher media and steel pricing. The fiscal 2014 acquisitions of GE's air filtration business, the Bekaert Business and the Stanadyne Business did not significantly impact gross margin in the first nine months of 2014 compared to the first nine months of 2013, as a 0.5 percentage point gross margin decrease due to the impact of approximately $6.0 million of increased cost of sales related to the step-up of inventory values as of each acquisition's purchase date to reflect their estimated fair values was offset by a 0.5 percentage point increase in gross margin from the base operations of these acquired businesses.

Selling and Administrative Expenses

Selling and administrative expenses increased $66.2 million, or 45%, in the first nine months of 2014 from the first nine months of 2013. This increase was primarily the result of a $43.2 million increase due to the December 2013 acquisition of GE's air filtration business (including $5.9 million of intangible asset amortization and $4.0 million of legal, investment advisory, consulting and other professional services costs related to the acquisition execution and integration), a $10.3 million increase due to the May 2014 acquisition of the Stanadyne Business (including $3.0 million of legal, investment advisory and other professional services costs related to the acquisition as well as $3.8 million of intangible asset amortization), and a $3.1 million increase due to the December 2013 acquisition of the Bekaert Business. The remaining organic increase of $9.7 million in the first nine months of 2014 from the first nine months of 2013 primarily resulted from $7.5 million of increased employee and professional services costs (including costs related to strategic growth initiatives), $3.7 million of higher compensation expense related to our company-wide profit sharing program and $1.4 million of increased costs due to an expense reduction in the third quarter of 2013 related to a net change in the estimated contingent liability for a potential earn-out related to one of the former owners of our TransWeb subsidiary, which did not recur in 2014. These organic cost increases were partially offset by a $3.1 million pension settlement charge in the third quarter of 2013 which did not recur in 2014. Since selling and administrative expenses increased 45% while net sales increased 32%, our selling and administrative expenses as a percentage of net sales increased to 19.3% in the first nine months of 2014 from 17.6% in the first nine months of 2013. Of this 1.7 percentage point increase, approximately 0.7 percentage points was driven by the $7.2 million of deal and integration costs related to the three businesses acquired in fiscal 2014 and approximately 0.8 percentage points was driven by the $9.2 million increase in intangible asset amortization related to the three businesses acquired in fiscal 2014.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Acquisitions

The acquisition of GE's air filtration business, now operated as CLARCOR Industrial Air, in December 2013 impacted our net sales and operating profit in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Net sales	$59,842	$172,205
Operating profit	5,038	8,810

The net sales and operating profit for CLARCOR Industrial Air reflect results from December 16, 2013, the date of acquisition, through August 30, 2014. Operating profit for the third quarter and first nine months of 2014 includes approximately $0.1 million and $4.3 million, respectively, of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, which are included in Cost of sales in the Consolidated Condensed Statements of Earnings, as well as approximately $0.4 million and $4.0 million, respectively, of costs related to the acquisition and integration of the GE air filtration business, which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.

The acquisition of the Bekaert Business in December 2013 impacted our net sales and operating profit in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Net sales	$2,809	$9,111
Operating profit (loss)	(125)	(679)

The net sales and operating loss for the Bekaert Business reflect results from December 3, 2013, the date of acquisition, through August 30, 2014.

The acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, in May 2014 impacted our net sales and operating profit in the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013 as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Net sales	$28,014	$37,006
Operating profit	7,275	5,348

The net sales and operating profit for CLARCOR Engine Mobile Solutions reflect results from May 1, 2014, the date of acquisition, through August 30, 2014. The operating profit of approximately $5.3 million from the date of acquisition through August 30, 2014 includes approximately $1.4 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $3.0 million of legal, investment advisory and other professional services costs related to the acquisition and integration of the Stanadyne Business, which are included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar favorably (unfavorably) impacted our 2014 translated U.S. dollar value of net sales and operating profit compared to the same periods in 2013 as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Net sales	$626	$(1,226)
Operating profit (loss)	(98)	(553)

•	Other income (expense)

Interest income (expense)

We recognized net interest income (expense) in other income (expense) as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
2014	$(1,235)	$(2,102)
2013	82	77

Net interest expense in the third quarter and first nine months of 2014 was driven by $1.2 million and $1.9 million, respectively, of interest expense related to borrowings on the Term Loan Facility and on the Credit Facility, which borrowings were undertaken to fund a portion of the cost of our acquisitions of the GE air filtration business and the Stanadyne Business. At the end of the third quarter of 2014, we had $395.0 million outstanding on the Term Loan Facility -- including $315.0 million outstanding in connection with the Stanadyne Business acquisition and $80.0 million outstanding in connection with the GE Air Filtration acquisition -- and we had $14.0 million outstanding on the Credit Facility.

Foreign currency gains and (losses)

We recognized foreign currency gains (losses) in other income (expense) as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
2014	$(587)	$511
2013	95	(137)

Foreign currency gains (losses) in the third quarter and first nine months of 2014, and in the comparable periods in 2013, primarily reflect the translation of inter-company loans -- in cases where such loans are expected to be settled in cash at some point in the future -- at certain foreign subsidiaries denominated in currencies other than their functional currencies, as well as the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies.

Other income (expense)

Other income of approximately $3.4 million in the first nine months of 2014 primarily reflects the $2.8 million bargain purchase gain that resulted from the Company's acquisition of the Bekaert Business in the first quarter of 2014, as described in more detail below, and the foreign currency gains of approximately $0.5 million as described above. There was no significant other income (expense) in the first nine months of 2013.

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

Our effective tax rate decreased 0.6 percentage points to 31.2% in the third quarter of 2014 from 31.8% in the third quarter of 2013, reflecting various tax planning strategies.

Our effective tax rate decreased 0.5 percentage points to 31.3% in the first nine months of 2014 from 31.8% in the first nine months of 2013, primarily due to the $2.8 million bargain purchase gain recognized in the first nine months of 2014 which, as described above, was not subject to tax, and an increase in foreign earnings in the current year, which are generally subject to lower statutory tax rates. These impacts were partially offset by a $1.0 million tax benefit recognized in the first nine months of 2013 related to the extension of the research and development tax credit in December 2012, which did not recur in the first nine months of 2014.

•	Shares outstanding

Average diluted shares outstanding increased by approximately 0.3 million shares in the third quarter of 2014 and by 0.4 million shares in the first nine months of 2014 from the comparable prior year periods of 2013 as incremental dilutive shares related to stock option exercises and the issuance of stock options and restricted stock units were only partially offset by our repurchases of common stock.

SEGMENT ANALYSIS

	Third Quarter				First Nine Months
(Dollars in thousands)	2014	% Total	2013	% Total	2014	% Total	2013	% Total
Net sales:
Engine/Mobile Filtration	$165,910	41%	$129,148	45%	$436,805	40%	$379,195	46%
Industrial/Environmental Filtration	213,752	53%	139,659	48%	608,207	55%	398,945	48%
Packaging	20,490	6%	20,319	7%	54,467	5%	54,840	6%
	$400,152	100%	$289,126	100%	$1,099,479	100%	$832,980	100%

Gross profit:
Engine/Mobile Filtration	$61,319	45%	$46,568	51%	$153,027	43%	$134,907	50%
Industrial/Environmental Filtration	70,531	52%	41,141	45%	195,515	55%	126,113	46%
Packaging	3,475	3%	4,191	4%	8,740	2%	10,580	4%
	$135,325	100%	$91,900	100%	$357,282	100%	$271,600	100%

Operating profit:
Engine/Mobile Filtration	$36,741	59%	$28,611	68%	$86,587	60%	$81,156	65%
Industrial/Environmental Filtration	23,873	38%	11,315	27%	55,024	38%	39,404	31%
Packaging	1,612	3%	2,059	5%	3,028	2%	4,641	4%
	$62,226	100%	$41,985	100%	$144,639	100%	$125,201	100%

Gross margin:
Engine/Mobile Filtration	37.0%		36.1%		35.0%		35.6%
Industrial/Environmental Filtration	33.0%		29.5%		32.1%		31.6%
Packaging	17.0%		20.6%		16.0%		19.3%
	33.8%		31.8%		32.5%		32.6%

Operating margin:
Engine/Mobile Filtration	22.1%		22.2%		19.8%		21.4%
Industrial/Environmental Filtration	11.2%		8.1%		9.0%		9.9%
Packaging	7.9%		10.1%		5.6%		8.5%
	15.6%		14.5%		13.2%		15.0%

Engine/Mobile Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2014	2013	$	%		2014	2013	$	%
Net sales	$165,910	$129,148	$36,762	28%		$436,805	$379,195	$57,610	15%
Cost of sales	104,591	82,580	22,011	27%		283,778	244,288	39,490	16%
Gross profit	61,319	46,568	14,751	32%		153,027	134,907	18,120	13%
Selling and administrative expenses	24,578	17,957	6,621	37%		66,440	53,751	12,689	24%
Operating profit	36,741	28,611	8,130	28%		86,587	81,156	5,431	7%

Gross margin	37.0%	36.1%		0.9	pt	35.0%	35.6%		(0.6)	pt
Selling and administrative percentage	14.8%	13.9%		0.9	pt	15.2%	14.2%		1.0	pt
Operating margin	22.1%	22.2%		(0.1)	pt	19.8%	21.4%		(1.6)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

Net Sales

The changes in net sales for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2014 from the comparable periods of 2013 are detailed in the following tables:

	Third Quarter	First Nine Months
Organic volume	5%	5%
Pricing	1%	1%
Foreign exchange	—%	(1)%
Stanadyne Business acquisition	22%	10%
	28%	15%

(Dollars in thousands)	Third Quarter	First Nine Months
2013	$129,148	$379,195

U.S. net sales	21,110	36,496
Foreign net sales (including export)	15,446	22,268
Foreign exchange	206	(1,154)
Net increase	36,762	57,610

2014	$165,910	$436,805

The net increase in U.S. net sales for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2014 from the comparable periods of 2013 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Stanadyne Business acquisition	$15,851	$20,942
Heavy-duty engine filters	3,965	11,090
Locomotive filters	903	2,522
Other	391	1,942
Increase in U.S. net sales	$21,110	$36,496

Our U.S. net sales increased 25% in the third quarter of 2014 compared with the same period in 2013. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $15.9 million of increased U.S. net sales in the third quarter of 2014. The remaining increase in sales of $5.2 million was primarily the result of an 8% increase in heavy-duty engine filter aftermarket sales, which was driven by improved year-over-year demand from our U.S. national distribution and fleet services customers. We believe this growth reflects our initiatives to gain new customers and extend our product line, and was also positively impacted by the 4% year-over-year increase in heavy-duty truck tonnage for the preceding three months (March 2014 through May 2014) as measured by the American Trucking Associations, which we believe is usually a leading indicator of heavy-duty engine filter aftermarket demand in the U.S. We also experienced growth of approximately 10% in locomotive filter sales in the third quarter of 2014 compared with the same period in 2013, as well as growth in dust collection cartridge filter sales. This growth in locomotive filter sales reflects the impact of new products and increased railroad activity leading to increased replacement filter sales. These impacts were partially offset by lower filter aftermarket sales to automotive customers.

Our U.S. net sales increased 15% in the first nine months of 2014 compared with the same period in 2013. The acquisition of Stanadyne's diesel fuel filtration business in May 2014 resulted in $20.9 million of increased U.S. net sales in the first nine months of 2014. The remaining increase in sales of $15.6 million was primarily the result of an 8% increase in heavy-duty engine filter aftermarket sales and a 9% increase in locomotive filter sales in the first nine months of 2014 compared with the same period in 2013, as well as growth in dust collection cartridge filter sales.

The net change in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2014 from the comparable periods in 2013 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Stanadyne Business acquisition	$12,163	$16,064
Export sales primarily to the Middle East, Canada, Southeast Asia and Latin America	2,698	7,694
Heavy-duty engine filter sales in Europe	(375)	(1,584)
Other	960	94
Increase in foreign net sales	$15,446	$22,268

Our foreign net sales increased 34% in the third quarter of 2014 compared with the same period in 2013, adjusted for changes in foreign currencies. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $12.2 million of increased foreign net sales in the third quarter of 2014. The remaining increase in foreign net sales of $3.3 million primarily reflects increased export sales of heavy-duty engine filters to the Middle East, Canada, Southeast Asia and Latin America, partly offset by sales declines in Europe and Australia primarily due to weak economic conditions in those markets and a resulting decline in trucking volume and filter replacement activity. Our foreign net sales increased 16% in the first nine months of 2014 compared with the same period in 2013, reflecting substantially the same business drivers as described above with respect to the third quarter.

Cost of Sales

Cost of sales increased $22.0 million, or 27%, in the third quarter of 2014 from the third quarter of 2013. This increase was less than the 28% increase in net sales. As a result, our gross margin increased to 37.0% in the third quarter of 2014 from 36.1% in the third quarter of 2013. This 0.9 percentage point increase in gross margin primarily reflects a 1.7 percentage point increase due to the Stanadyne Business acquisition and a 1.1 percentage point increase in gross margin resulting from a customer price increase that we executed at the end of the first quarter of 2014. Those impacts were partly offset by a 0.6 percentage point decrease in gross margin resulting from higher material costs (including higher media and steel pricing), a 0.5 percentage point decrease resulting from increased growth-related costs (including costs related to new customers, new products and expanded capacity brought into service to support expected future growth), and a 0.3 percentage point decrease due to higher compensation expense related to our company-wide profit sharing program.

Cost of sales increased $39.5 million, or 16%, in the first nine months of 2014 from the first nine months of 2013. This increase was greater than the 15% increase in net sales. As a result, our gross margin declined to 35.0% in the first nine months of 2014 from 35.6% in the first nine months of 2013. This 0.6 percentage point decrease in gross margin primarily reflects a 1.3 percentage point decrease due to costs related to growth initiatives (including new customer and new product costs as well as additional capacity brought into service to support expected future growth), a 0.4 percentage point decrease resulting from higher material costs (including higher media and steel pricing ) and a 0.2 percentage point decrease due to higher compensation expense related to our company-wide profit sharing program. These impacts were partly offset by a 0.8 percentage point increase in gross margin resulting from a customer price increase that we executed at the end of the first quarter of 2014 and a 0.5 percentage point increase resulting from the Stanadyne Business acquisition (reflecting accretive ongoing results from this business, net of $1.4 million of increased cost of sales related to the step-up of inventory values as of the purchase date to reflect their estimated fair values).

Selling and Administrative Expenses

Selling and administrative expenses increased $6.6 million, or 37%, in the third quarter of 2014 from the third quarter of 2013. This increase was primarily the result of $5.6 million of selling and administrative expenses at the CLARCOR Engine Mobile Filtration business, including approximately $2.8 million of intangible asset amortization. The remaining increase of approximately $1.0 million was primarily the result of higher compensation expense related to our company-wide profit sharing program and higher allocated corporate costs, including growth-related costs. With selling and administrative expenses in this segment increasing 37% while segment net sales increased 28%, our selling and administrative expenses as a percentage of net sales increased to 14.8% in the third quarter of 2014 from 13.9% in the third quarter of 2013.

Selling and administrative expenses increased $12.7 million, or 24%, in the first nine months of 2014 from the first nine months of 2013. This increase was primarily the result of $10.3 million of selling and administrative expenses at the CLARCOR Engine Mobile Filtration business, including approximately $3.8 million of intangible asset amortization and $3.0 million of costs related to the acquisition transaction and subsequent integration of the acquired business. The remaining increase of approximately $2.4 million was primarily the result of higher compensation expense related to our company-wide profit sharing program and higher allocated corporate costs, including growth-related costs. With selling and administrative expenses in this segment increasing 24% while segment net sales increased 15%, our selling and administrative expenses as a percentage of net sales increased to 15.2% in the first nine months of 2014 from 14.2% in the first nine months of 2013.

Industrial/Environmental Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2014	2013	$	%		2014	2013	$	%
Net sales	$213,752	$139,659	$74,093	53%		$608,207	$398,945	$209,262	52%
Cost of sales	143,221	98,518	44,703	45%		412,692	272,832	139,860	51%
Gross profit	70,531	41,141	29,390	71%		195,515	126,113	69,402	55%
Selling and administrative expenses	46,658	29,826	16,832	56%		140,491	86,709	53,782	62%
Operating profit	23,873	11,315	12,558	111%		55,024	39,404	15,620	40%

Gross margin	33.0%	29.5%		3.5	pt	32.1%	31.6%		0.5	pt
Selling and administrative percentage	21.8%	21.4%		0.4	pt	23.1%	21.7%		1.4	pt
Operating margin	11.2%	8.1%		3.1	pt	9.0%	9.9%		(0.9)	pt

Our Industrial/Environmental Filtration segment sells a variety of filtration products to various end-markets.  Included in these markets are HVAC filters, natural gas filtration vessels and aftermarket filters, aviation fuel filters and filter systems, filtration systems and replacement filters for gas turbine air intake applications, industrial air filters, and other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the third quarter and first nine months of 2014 from the comparable periods in 2013 are detailed in the following tables:

	Third Quarter	First Nine Months
Organic volume	7%	7%
Pricing	1%	—%
Foreign exchange	—%	—%
GE Air Filtration acquisition	43%	43%
Bekaert Advanced Filtration acquisition	2%	2%
	53%	52%

(Dollars in thousands)	Third Quarter	First Nine Months
2013	$139,659	$398,945

U.S. net sales	46,125	108,593
Foreign net sales (including export)	27,544	100,736
Foreign exchange	424	(67)
Net increase	74,093	209,262

2014	$213,752	$608,207

The net increase in U.S. net sales for our Industrial/Environmental Filtration segment in the third quarter and first nine months of 2014 from the comparable periods of 2013 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
GE Air Filtration acquisition	$32,337	$85,580
Natural gas filtration vessels and aftermarket elements	7,753	10,535
Filter sales through Total Filtration Services ("TFS")	2,193	4,107
Dust collector systems	848	2,994
HVAC and other industrial air filtration products	1,223	3,831
All other, net	1,771	1,546
Increase in U.S. net sales	$46,125	$108,593

•
The acquisition of GE's Air Filtration business, now operated as CLARCOR Industrial Air, in December 2013 resulted in $32.3 million and $85.6 million of increased U.S. net sales in the third quarter and first nine months of 2014, respectively, reflecting sales of filtration systems and aftermarket filters for gas turbine air intake applications, sales of pleated filters, bag filters and other industrial air filters, and sales of membrane products.

•
Higher sales in the natural gas market in the third quarter and first nine months of 2014 from the comparable periods of 2013 were driven by an increase in natural gas vessel and aftermarket element sales arising from increased natural gas extraction and transportation activity throughout the U.S., including at various shale gas basins.

•
Higher sales through our TFS distribution subsidiary in the third quarter and first nine months of 2014 from the comparable periods in 2013 were primarily the result of higher liquid and air filter sales to a variety of customers, including those in the general industrial, food and beverage and chemical industries.

•
Higher dust collection system sales in the third quarter and first nine months of 2014 from the comparable periods in 2013 was primarily the result of higher sales of Smog Hog® and Dust Hog® air pollution control systems to OEM customers by our United Air Specialists subsidiary.

•
Higher sales of HVAC and other industrial air filtration products in the third quarter and first nine months of 2014 from the comparable periods in 2013 was primarily the result of increased sales of heating, ventilation and air conditioning filters to various wholesale customers.

The net changes in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the third quarter and first nine months of 2014 from the comparable periods of 2013 are detailed as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
GE Air Filtration acquisition	$27,505	$86,625
Bekaert Business acquisition	2,809	9,111
Dust collector systems	1,467	4,677
Natural gas filtration vessels and aftermarket filters	(4,935)	911
All other, net	698	(588)
Increase in foreign net sales	$27,544	$100,736

•
The acquisition of GE's Air Filtration business, now operated as CLARCOR Industrial Air, in December 2013 resulted in $27.5 million and $86.6 million of increased foreign net sales in the third quarter and first nine months of 2014, respectively, reflecting sales of filtration systems and aftermarket filters for gas turbine air intake applications, sales of pleated filters, bag filters and other industrial air filters, and sales of membrane products, primarily in Europe, Asia, the Middle East and Latin America.

•
The acquisition of the Bekaert Business in December 2013 resulted in $2.8 million and $9.1 million of foreign net sales in the third quarter and first nine months of 2014, respectively, reflecting sales of engineered metal filters and systems used primarily in the polymer fiber and plastics industry, sold primarily in Europe and Southeast Asia.

•
Sales of dust collector systems increased in the third quarter and first nine months of 2014 from the comparable prior year periods, driven by increased sales of industrial dust, fume and oil mist collectors in China and Europe.

•
Lower sales of natural gas vessels and aftermarket filters in the third quarter of 2014 from the comparable period of 2013 were driven by lower sales in Latin America and Europe due to several large filtration vessel shipments in the third quarter of 2013 that did not recur in 2014. Increased sales of natural gas vessels and aftermarket filters in the first nine months of 2014 from the comparable period in 2013 reflects global growth in natural gas extraction, processing and transportation activity.

Cost of Sales

Cost of sales increased $44.7 million, or 45%, in the third quarter of 2014 from the third quarter of 2013. This increase was less than the 53% increase in net sales. As a result, our gross margin increased to 33.0% in the third quarter of 2014 from 29.5% in the third quarter of 2013. This 3.5 percentage point increase in gross margin primarily reflects a 2.2 percentage point increase in gross margin due to the impact of a $4.6 million loss on disposal of equipment at our air filtration operations in the third quarter of 2013 which did not recur in 2014. Gross margin was also favorably impacted by 0.5 percentage points due to the December 2013 acquisition of GE's Air Filtration business (now operated as CLARCOR Industrial Air) and by 0.4 percentage points due to increases in the selling prices of our products.

Cost of sales increased $139.9 million, or 51%, in the first nine months of 2014 from the first nine months of 2013. This increase was less than the 52% increase in net sales. As a result, our gross margin increased to 32.1% in the first nine months of 2014 from 31.6% in the first nine months of 2013. This 0.5 percentage point increase in gross margin primarily reflects a 0.8 percentage point increase in gross margin due to the impact of a $4.6 million loss on disposal of equipment at our air filtration operations in the third quarter of 2013 which did not recur in 2014. Gross margin was also favorably impacted by 0.2 percentage points due to increases in the selling prices of our products. These benefits were partly offset by a 0.4 percentage point decrease in gross margin due to the December 2013 acquisition of GE's Air Filtration business (now operated as CLARCOR Industrial Air), including a $4.3 million impact from increased cost of sales related to the step-up of inventory values as of the purchase date to reflect their estimated fair values, and a 0.2 percentage point decrease resulting from $1.2 million of increased cost of sales in the first nine months of 2014 related to restructuring activities within our air filtration business.

Selling and Administrative Expenses

Selling and administrative expenses increased $16.8 million, or 56%, in the third quarter of 2014 from the third quarter of 2013. This increase was primarily the result of $13.6 million of selling and administrative expenses at the CLARCOR Industrial Air business, including approximately $1.8 million of intangible asset amortization. Other drivers behind the increase included $1.1 million of selling and administrative expenses at the Bekaert Business and $1.5 million of increased costs, including higher allocated corporate costs, related to growth initiatives. With selling and administrative expenses increasing 56% while our net sales increased 53%, our selling and administrative expenses as a percentage of net sales increased to 21.8% in the third quarter of 2014 from 21.4% in last year's third quarter.

Selling and administrative expenses increased $53.8 million, or 62%, in the first nine months of 2014 from the first nine months of 2013. This increase was primarily the result of $43.2 million of selling and administrative expenses at the CLARCOR Industrial Air business, including approximately $4.0 million of costs related to the acquisition transaction and subsequent integration of the acquired business and approximately $5.3 million of intangible asset amortization. Other drivers behind the increase included $3.1 million of selling and administrative expenses at the Bekaert Business, $2.4 million of increased employee costs related to growth initiatives, $0.7 million of higher compensation expense related to our company-wide profit sharing program and higher allocated corporate costs. With selling and administrative expenses increasing 62% while our net sales increased 52%, our selling and administrative expenses as a percentage of net sales increased to 23.1% in the first nine months of 2014 from 21.7% in the comparable prior year period.

Packaging Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2014	2013	$	%		2014	2013	$	%
Net sales	$20,490	$20,319	$171	1%		$54,467	$54,840	$(373)	(1)%
Cost of sales	17,015	16,128	887	5%		45,727	44,260	1,467	3%
Gross profit	3,475	4,191	(716)	(17)%		8,740	10,580	(1,840)	(17)%
Selling and administrative expenses	1,863	2,132	(269)	(13)%		5,712	5,939	(227)	(4)%
Operating profit	1,612	2,059	(447)	(22)%		3,028	4,641	(1,613)	(35)%

Gross margin	17.0%	20.6%		(3.6)	pt	16.0%	19.3%		(3.3)	pt
Selling and administrative percentage	9.1%	10.5%		(1.4)	pt	10.5%	10.8%		(0.3)	pt
Operating margin	7.9%	10.1%		(2.2)	pt	5.6%	8.5%		(2.9)	pt

Our Packaging segment manufactures and sells consumer and industrial packaging products.

Net Sales

The changes in net sales in the third quarter and first nine months of 2014 at our Packaging segment from the comparable periods last year are detailed in the following table:

(Dollars in thousands)	Third Quarter	First Nine Months
Spice packaging	$(667)	$(2,083)
Battery jackets	(239)	(1,006)
Film packaging	(390)	(787)
Decorated flat sheet metal products	1,782	4,312
Other, net	(315)	(809)
Increase (decrease) in net sales	$171	$(373)

Lower sales of spice packaging, battery jackets and film packaging products in the third quarter and first nine months of 2014 from the comparable periods of 2013 were driven by lower demand on various customer programs, some of which we believe reflect seasonality in the timing of order patterns within the year. The increase in sales of decorated flat sheet metal products in the third quarter and first nine months of 2014 compared to the prior year periods was driven by new business opportunities, including increased sales of coating and printing services for metal packaging used on various food and promotional products.

Cost of Sales

Cost of sales increased $0.9 million, or 6%, in the third quarter of 2014 from the third quarter of 2013. This increase was greater than the 1% increase in net sales. As a result, our gross margin declined to 17.0% in the third quarter of 2014 from 20.6% in the third quarter of 2013. This 3.6 percentage point decline in gross margin was primarily driven by increased variable manufacturing expenses, including higher utility costs due to increased natural gas prices, lower absorption of fixed manufacturing overhead due to lower production volumes, and unfavorable sales mix related to higher sales of decorated flat sheet metal products, which generally have lower margins than other packaging products with higher lithography and metal fabrication content.

Cost of sales increased $1.5 million, or 3%, in the first nine months of 2014 from the first nine months of 2013. This increase was greater than the 1% decrease in net sales. As a result, our gross margin declined to 16.0% in the first nine months of 2014 from 19.3% in the first nine months of 2013. This 3.3 percentage point decline in gross margin reflects the same factors experienced in the third quarter, as described above.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.3 million, or 13%, in the third quarter of 2014 from the third quarter of 2013. This decrease was primarily driven by lower compensation expense related to our company-wide profit sharing program and lower administrative spending, partly offset by higher corporate expenses related to growth initiatives and our company-wide profit sharing program, which are allocated to each reporting segment. With selling and administrative expenses decreasing 13% while our net sales increased 1%, our selling and administrative expenses as a percentage of net sales decreased to 9.1% in the third quarter of 2014 from 10.5% in last year's third quarter.

Selling and administrative expenses decreased $0.2 million, or 4%, in the first nine months of 2014 from the first nine months of 2013. This decrease primarily reflects the same factors experienced in the third quarter, as described above. With selling and administrative expenses decreasing 4% while our net sales decreased 1%, selling and administrative expenses as a percentage of net sales decreased to 10.5% in the first nine months of 2014 from 10.8% in the first nine months of 2013.

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our credit agreement, including our five-year multicurrency revolving credit facility ("Credit Facility"), will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures, including the expansion of facilities, provide for interest and principal payments related to debt agreements, fund pension contributions and fund potential repurchases of our common stock. We completed two acquisitions in December 2013, the acquisitions of the GE Air Filtration business and the Bekaert Advanced Filtration business, and we acquired Stanadyne Corporation's diesel fuel filtration business in May 2014, and we intend to continue to assess acquisition opportunities in related filtration businesses. Any such acquisitions could affect operating cash flows and require changes in our debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings.

We had cash, cash equivalents and restricted cash of $77.6 million at the end of the third quarter of 2014.  Approximately $65.3 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.1 at the end of the third quarter of 2014 decreased from 4.3 at year-end 2013.  This decrease was primarily due to a $334.7 million decrease in cash, cash equivalents and restricted cash, due primarily to our acquisition of GE's air filtration business, now operated as CLARCOR Industrial Air, in December 2013 for approximately $260.3 million in cash (net of cash acquired), our purchase of the Bekaert Business in December 2013 for approximately $7.3 million in cash (net of cash acquired) and our purchase of Stanadyne Corporation's diesel fuel filtration business in May 2014 for approximately $327.7 million in cash (net of cash acquired). This was partially offset by an increase of $88.9 million in accounts receivable and an increase of $62.2 million in inventory at the end of the third quarter of 2014 compared to year-end 2013, both of which were primarily due to the acquisition of GE's air filtration business, now operated as CLARCOR Industrial Air, and the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions.

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

At the end of the third quarter of 2014, we had $395.0 million outstanding on the Term Loan Facility with a weighted average interest rate including margin of approximately 1.06% and we had $14.0 million outstanding on the Credit Facility with a weighted average interest rate including margin of approximately 0.85%. We borrowed $100.0 million under the Term Loan Facility in November 2013 to fund a portion of the cost of the acquisition of the GE Air Filtration business, now operated as CLARCOR Industrial Air, of which $80.0 million was outstanding at the end of the third quarter of 2014. We borrowed $315.0 million under the Term Loan Facility in April 2014 to fund the majority of the cost of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, of which $315.0 million was outstanding at the end of the third quarter of 2014. At August 30, 2014, we also had approximately $16.0 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $120.0 million available for further borrowing at the end of the third quarter of 2014. Our Term Loan Facility expires in April 2017.

Total long-term debt of $425.5 million at the end of the third quarter of 2014 included $395.0 million outstanding on the Term Loan Facility, $14.0 million outstanding on the Credit Facility, $15.8 million outstanding on industrial revenue bonds and $0.7 million of other long-term debt.  At the end of the third quarter of 2014, we were in compliance with all financial covenants as included in our Credit Facility and Term Loan Facility. The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 28.0% at the end of the third quarter of 2014 compared to 13.9% at year-end 2013, with the increase attributable to the $315.0 million Term Loan entered into pursuant to the acquisition of Stanadyne Corporation's diesel fuel filtration business.

We had 50.1 million shares of common stock outstanding at the end of the third quarter of 2014 compared with 50.4 million shares outstanding at year-end 2013.  This 0.3 million decrease was due to the repurchase of 0.4 million shares during the three and nine month periods ended August 30, 2014, partly offset by 0.1 million shares issued pursuant to stock incentive plans in the first nine months of 2014.  Shareholders’ equity increased to $1,094.3 million at the end of the third quarter of 2014 from $1,032.9 million at year-end 2013.  This $61.4 million increase resulted mainly from additional net earnings of $100.7 million and items related to stock compensation and option activity pursuant to incentive plans of $9.0 million, partially offset by dividend payments of $25.8 million and our repurchase of common stock of $21.6 million.

Cash Flow

Net cash provided by operating activities increased $27.6 million to $98.8 million in the first nine months of 2014 from $71.2 million in the first nine months of 2013.  This increase was primarily due to a $15.2 million increase in net earnings and a $8.0 million decrease in cash used for changes in working capital, which was driven primarily by increased accounts payable.

Net cash used in investing activities increased $614.0 million in the first nine months of 2014 from the first nine months of 2013 primarily due to a $595.3 million increase in payments related to business acquisitions, including $327.7 million net cash paid for the acquisition of Stanadyne Corporation's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions), $260.3 million net cash paid for the acquisition of the GE Air Filtration business (now operated as CLARCOR Industrial Air) and $7.3 million net cash paid for the acquisition of the Bekaert Business, as well as a $27.0 million increase in capital expenditures and a $2.3 million decrease in proceeds from the disposition of plant assets.

Net cash provided by financing activities increased $230.8 million in the first nine months of 2014 from the first nine months of 2013 primarily as the result of a $315.0 million increase in borrowings under the Term Loan Facility to fund the majority of the cost of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, as well as a $2.2 million decrease in cash used to repurchase common stock, partially offset by $36.0 million of cash used to repay outstanding borrowings on the Credit Facility, $20.0 million of cash used to repay outstanding borrowings on the Term Loan, and a $19.9 million decrease in cash received from stock option exercises and the sale of capital stock pursuant to the Company's employee stock purchase plan.

We intend to continue to assess repurchases of our common stock. In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first nine months of 2014 we repurchased and retired 0.4 million shares of our common stock for $22.0 million at an approximate average price of $60.58.  At the end of the third quarter of 2014, there was approximately $219.3 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for further repayment of outstanding borrowings on the Term Loan Facility and Credit Facility, internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

In January 2013 we announced that we intend to invest approximately $40.0 million in our Engine/Mobile Filtration segment to build a new warehouse and distribution center adjacent to our manufacturing facility in Kearney, Nebraska. The project is anticipated to take approximately two years to complete. Through the first nine months of 2014 we have incurred approximately $18.3 million in costs related to this project.

At the end of the third quarter of 2014, our gross liability for uncertain income tax provisions was $2.4 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note H to the Consolidated Financial Statements in our 2013 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first nine months of 2014 or 2013.

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

Environmental Matters and Climate Change and Energy Legislation and Regulation

Our operations are subject to U.S. and non-U.S. environmental laws and regulations governing emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties.  Currently, we believe that any potential environmental liabilities with respect to known environmental matters involving our former or existing operations are not material, but there is no assurance that we will not be adversely impacted by such liabilities, costs or claims in the future, either under present laws and regulations or those that may be adopted or imposed in the future.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Third Quarter 2014 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of words such as “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•	statements regarding our current cost structure positions and ability to capitalize on anticipated growth initiatives, including the expansion of facilities;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources and borrowing capacity under the Credit Facility and the Term Loan Facility;

•	statements regarding anticipated payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to pending claims or litigation, including the anticipated outcome of the 3M lawsuit referenced in Note 11; and

•	any other statements or assumptions that are not historical facts.

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

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2014 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements, the risks described in this Third Quarter 2014 Form 10-Q, or any other information in this Third Quarter 2014 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Third Quarter 2014 Form 10-Q.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, with the supervision and participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 30, 2014.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) and 15d-15(e) of the Exchange Act were effective as of August 30, 2014.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended August 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this Third Quarter 2014 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2013, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 362,502 shares of our common stock during the fiscal quarter ended August 30, 2014.  The Company had remaining authorization of approximately $219.3 million to repurchase shares as of August 30, 2014 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
June 1, 2014 through July 5, 2014	80,525	$62.12	80,525	236,279,550
July 6, 2014 through August 2, 2014	241,977	$60.04	241,977	221,751,407
August 3, 2014 through August 30, 2014	40,000	$60.73	40,000	219,322,331
Total	362,502		362,502

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2014 Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

September 19, 2014	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

September 19, 2014	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer