Form 10-K
period 2014-11-29
CLARCOR INC.
filed 2015-01-26
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 29, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of registrant’s most recently completed second fiscal quarter was $2,938,211,151.
There were 50,213,428 shares of Common Stock outstanding as of January 20, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders (“Proxy Statement”), currently anticipated to be held on March 24, 2015, are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended November 29, 2014.

PART I

Item 1. Business.

(a) General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware.  As used herein, the “Company” and terms such as “we,” “us” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30.  For fiscal year 2014, the year ended on November 29, 2014 and included 52 weeks.  For fiscal year 2013, the year ended on November 30, 2013 and included 52 weeks.  For fiscal year 2012, the year ended on December 1, 2012 and included 52 weeks.  In this 2014 Annual Report on Form 10-K (“2014 Form 10-K”), all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation. Unless otherwise indicated, dollar amounts, other than per share data, are in thousands.

Certain Significant Developments

Acquisitions

On December 3, 2013, the Company acquired from NV Bekaert SA, 100% of the outstanding shares of Bekaert Advanced Filtration SA (Belgium), 100% of the outstanding shares of PT Bekaert Advanced Filtration (Indonesia) and certain other assets in India, China and the U.S. (collectively, the “Bekaert Business”). The purchase price for this business was approximately $7.3 million in cash. The Bekaert Business is headquartered in Belgium and has manufacturing facilities located in Belgium and Indonesia. Its results are included as part of the Company’s Industrial/Environmental Filtration segment.
On December 16, 2013, the Company completed its acquisition of the Air Filtration business of General Electric Company's ("GE") Power and Water division through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the stock of a subsidiary of GE. The purchase price for this business was approximately $260.3 million in cash. This business now operates as "CLARCOR Industrial Air" and is headquartered in Overland Park, Kansas, with manufacturing facilities located in Missouri and the United Kingdom. Its results are included as part of the Company’s Industrial/Environmental Filtration segment.
On May 1, 2014, the Company acquired Stanadyne Corporation's diesel fuel filtration business (the “Stanadyne Business”) through the acquisition of the stock of Stanadyne Holdings, Inc. The purchase price for the Stanadyne Business was approximately $327.7 million in cash. The business now operates as “CLARCOR Engine Mobile Solutions” and is headquartered in Windsor, Connecticut, with a manufacturing facility in North Carolina. Its results are included as part of the Company’s Engine/Mobile Filtration segment.
On December 17, 2014, the Company acquired 100% of the outstanding shares of Filter Resources, Inc., Filtration, Inc. and Fabrication Specialties, Inc. (collectively, "Filter Resources"). The purchase price for Filter Resources was approximately $21.9 million, and is subject to post-closing adjustments based on the working capital of the business as of the closing and the completion of certain capital equipment projects. The operations of Filter Resources are being merged into the Company's PECOFacet group of companies, headquartered in Mineral Wells, Texas, and its results will be included as part of the Company's Industrial/Environmental Filtration segment. Results of operations for Filter Resources are not included in this 2014 Form 10-K, due to the fact that this acquisition was completed in fiscal 2015.
New Borrowings

On May 1, 2014, the Company entered into a credit agreement amendment to include an additional $315.0 million to its existing term loan facility, and then borrowed $315.0 million under the term loan facility to fund a portion of the purchase price with respect to our acquisition of the Stanadyne Business. Further information regarding these new borrowings is included in Note H to our Consolidated Financial Statements.
(b) Financial Information About Industry Segments

During fiscal year 2014, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.  These segments are discussed in greater detail below.  Financial information for each of the Company’s reportable segments for the fiscal years 2012 through 2014 is included in Note O to our Consolidated Financial Statements.

(c) Narrative Description of Business

Engine/Mobile Filtration

The Company’s Engine/Mobile Filtration segment manufactures and sells filtration products for on-road and off-road mobile and stationary applications, including trucks, agricultural machinery, construction and mining equipment, power generation, marine, automobiles, transit buses, locomotives and other industrial and specialty applications.  The segment’s filtration products are manufactured and sold throughout the world, primarily in the aftermarket, but also to first-fit original equipment manufacturers ("OEMs") and through original equipment suppliers and wholesale distribution channels.

The products manufactured and sold in the Engine/Mobile Filtration segment include both "first-fit" filtration systems as well as replacement products such as oil, air, fuel, coolant, transmission and hydraulic filters that are used in a wide variety of applications and in processes where filtration efficiency, capacity and reliability are critical. Most of these applications involve a process through which impurities in an air or fluid stream are removed by engineered filtration media such as semi-porous paper, corrugated paper, cotton, synthetic, chemical or membrane filter media with varying filtration efficiency characteristics.  The impurities captured by the media are generally disposed of when the filter is changed.

Industrial/Environmental Filtration

The Company’s Industrial/Environmental Filtration segment manufactures and sells filtration products used in industrial and commercial processes, and in buildings and infrastructures of various types.  The segment’s products are sold throughout the world, and include liquid process, natural gas and air filtration products and systems used to protect critical equipment, to support the processing and transportation of fuels and feedstocks, to maintain high interior air quality and to control exterior pollution.
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

The segment’s air filtration products represent air filters and systems, including advanced medias and treatments and high efficiency first-fit systems.  These products are used in gas turbine power generation systems, heavy industrial manufacturing processes, thermal power plants, commercial buildings, hospitals, general factories, residential buildings, residences, paint spray booths, medical devices and facilities, motor vehicle systems, aircraft cabins, clean rooms, compressors and compressor stations.

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

Containers and packaging specialties are usually manufactured only upon orders received from customers, and individualized containers and packaging specialties are designed and manufactured, usually with distinctive decoration, to meet each customer’s marketing and packaging requirements and specifications.

Distribution

Products in both the Engine/Mobile Filtration and Industrial/Environmental Filtration segments are sold primarily through a combination of independent distributors, OEMs and their dealer networks, retail stores and directly to end-use customers such as truck and equipment fleet users, manufacturing companies and contractors.  In addition, both segments manufacture and distribute products worldwide through their respective foreign subsidiaries and through export sales from the United States to independent distributors and end-use customers. In the Packaging segment, J.L. Clark uses an internal sales force and sells its products directly to customers for containers and packaging specialties.

Financial information related to the geographic areas in which the Company operates and sells its products is included in Note O to our Consolidated Financial Statements.

Class of Products

No class of similar products accounted for 10% or more of the total sales of the Company in any of the Company’s last three fiscal years.

Raw Materials

The primary raw materials the Company uses to manufacture and package its products include various types of steel, adhesives, petrochemical-based materials, wood based products and filter medias made from materials such as wood pulps, metals, polyester, polypropylene, fiberglass and other synthetic fibers.  All of these are purchased and are available from a variety of sources.  The Company experienced price volatility in fiscal year 2014 with raw material prices trending higher in most significant spend categories.  The Company was able to procure adequate supplies of raw materials throughout fiscal year 2014 and does not anticipate procurement problems in 2015, although the Company does believe that prices will generally continue to rise over the long term.

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

With respect to trademarks and trade names, the Company believes that the trademarks and trade names it uses in connection with certain products (such as “Baldwin,” “Purolator,” “PecoFacet,” “Fuel Manager,” “Altair” and “BHA”) are valuable and significant to its business.

Seasonality

In general, the Company’s products and service offerings are not seasonal in nature, although certain of our operating companies in all our segments experience modest seasonal increases and decreases with respect to products and services supplied to particular end-use customers or industries.  These shifts are normally not material to the Company on a consolidated basis.

Customers

The 10 largest customers of the Engine/Mobile Filtration segment accounted for approximately 29% of the $603.8 million of fiscal year 2014 segment sales.

The 10 largest customers of the Industrial/Environmental Filtration segment accounted for approximately 15% of the $833.1 million of fiscal year 2014 segment sales.

The 10 largest customers of the Packaging segment accounted for approximately 77% of the $75.9 million of fiscal year 2014 segment sales.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2014 sales.

Backlog

At November 30, 2014, the Company had a backlog of open orders for products of approximately $224.8 million.  The backlog figure for November 30, 2013 was approximately $150.4 million.  The increase in backlog at November 30, 2014 compared to November 30, 2013 was primarily due to our acquisitions of CLARCOR Industrial Air, the Stanadyne Business and the Bekaert Business, as well as growth in orders for filtration vessels in the natural gas market served by our Industrial/Environmental Filtration segment. Substantially all of the orders on hand at November 30, 2014 are expected to be filled during fiscal year 2015.  The

Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of fiscal year 2015 sales.

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

Product Development

The Company develops products on its own and in consultation or partnership with its customers.  In addition to product testing and development that occurs at the Company’s various subsidiaries, the Company has historically maintained the CLARCOR Filtration Research Center, a standalone research and development center in Forest Park, Ohio (“CFRC”). During fiscal year 2014, the Company began to transition the personnel and assets at the CFRC to a new facility - the CLARCOR Innovation Center - in Columbia, Tennessee (“CIC”). The CIC will house research scientists and engineers, will serve as the Company's central research and development ("R&D") center in support of the Company's operating subsidiaries, and is anticipated to fully replace the CFRC in fiscal year 2015.

The Company’s laboratories, including the CFRC and the CIC, test product components and completed products to ensure high-quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters and filtration systems for particular uses.  Product development is concerned with the improvement and creation of new filters and filtration media and filtration systems in order to increase their performance characteristics, broaden their respective uses and counteract obsolescence.

In fiscal year 2014, the Company employed approximately 157 professional employees on either a full-time or part-time basis to conduct research activities relating to the development of new products or the improvement or redesign of its existing products.  During this period, the Company spent approximately $18.1 million on such activities as compared with $11.3 million for fiscal year 2013 and $11.8 million for fiscal year 2012.

Environmental Factors

The Company is not aware of any facts which would cause it to believe that it is in material violation of existing applicable standards with respect to emissions to the atmosphere, discharges to waters, or treatment, storage and disposal of solid or hazardous wastes.

The Company is party to various proceedings relating to environmental issues.  The U.S. Environmental Protection Agency and/or other responsible state agencies have designated the Company as a potentially responsible party, along with other companies, in remedial activities for the cleanup of waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly referred to as the federal Superfund statute).  Additionally, the North Carolina Department of Environmental Protection has identified the property on which one of the Company's subsidiaries, CLARCOR Engine Mobile Solutions, currently operates as having concentrations of certain chemicals in groundwater that are above regulatory action levels.

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

Employees

As of November 30, 2014, the Company had approximately 6,015 employees.

(d) Financial Information About Geographic Areas

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note O to our Consolidated Financial Statements.  As noted therein, total international sales for the Company in fiscal years 2014, 2013 and 2012 were $485.8 million, $351.8 million and $342.0 million, respectively.  In addition, see “Item 1A — Risk Factors” below for a discussion of certain risks of foreign operations.

(e) Available Information

Pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company files electronically with the Securities and Exchange Commission (“SEC”) required current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Exchange Act; and registration statements on Form S-8, as necessary; and any other form or report as required.

Our corporate headquarters are located at 840 Crescent Centre Drive, Suite 600, Franklin, TN 37067, and our telephone number is (615) 771-3100.  The Company’s corporate Internet site is www.clarcor.com.   The Company makes available on that site, free of charge, its Form 10-Ks, Form 10-Qs, Form 8-Ks and amendments to such reports, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC.  The information contained on the Company’s website is not incorporated herein or otherwise considered to be a part of this 2014 Form 10-K.

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

Item 1A. Risk Factors.

Our business faces a variety of risks.  These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations could be materially and adversely affected, and the trading price of our Common Stock could decline.  These risk factors should be read in conjunction with the other information in this 2014 Form 10-K.

Our business is affected by the health of the markets we serve, including the oil and gas market.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial market, the trucking market, and the oil and gas market.  Demand in these markets fluctuates in response to overall economic conditions, although the replacement nature of our aftermarket products helps mitigate the effects of these changes, particularly in our Engine/Mobile Filtration segment.  In addition, a general economic downturn may have an adverse effect on sales of more expensive filtration systems and products, such as capital equipment sold by our PECOFacet division (which may be affected by, among other things, a decrease in the cost of oil and natural gas), CLARCOR Engine Mobile Solutions (which may be affected by, among other things, a decrease in the OEM market for heavy-duty engines, particularly in the agricultural sector) and CLARCOR Industrial Air (which may be affected by, among other things, decrease in gas turbine system sales).  An economic downturn in the markets we serve may result in reductions in sales and pricing of our products, which could have a material adverse effect on our potential earnings and future results of operations.

Additionally, a prolonged depression in the price of oil and natural gas would likely negatively impact several of our key business units, including our PECOFacet division and certain of our other subsidiaries that sell products used in the exploration, extraction, storage and transmission of oil and natural gas. Depending on the length and extent of such depression, this could have a material adverse effect on our potential earnings and future results of operations.

Adverse U.S. and global economic conditions could materially and negatively affect our revenues, profitability and results of operations.

Our business depends on the strength of economies in various parts of the world, primarily in North America, but increasingly in Europe and China, and any deterioration in these economies could adversely impact our earnings.

Although the U.S. economy has improved, the U.S. continues to face near term challenges such as excessive federal and state government debt and regulatory uncertainty.

Global macroeconomic conditions and the rate of economic recovery have stabilized to an extent. However, declining or relatively flat growth persists in certain economic regions in which we conduct substantial operations, including in various member-states of the European Union. The continued effects of the global economic downturn and the rate of recovery may have an adverse effect on our business, results of operations and financial condition, and on the general economic activity in many of the industries and markets in which we and our distributors, customers and suppliers operate. We cannot predict changes in worldwide or regional economic conditions, as such conditions are highly volatile and beyond our control. If these conditions deteriorate or do not return to previous levels, however, our business, results of operations and financial condition could be materially adversely affected.

While our current China sales are significantly less than either our U.S. or European sales, we anticipate China becoming more economically and strategically important to our business over time. If China experiences slowed or even negative economic growth, this would adversely impact our business there, as most of the sales we make in China are for domestic Chinese consumption and not for export. In addition, if adverse economic conditions in China were to cause a reduction of the level of infrastructure projects and lower diesel engine manufacturing volume in the country, this would likely have a negative effect on our Engine/Mobile Filtration segment sales there. This is because most of our current Engine/Mobile Filtration sales in China are to OEMs that make large diesel engines for heavy-duty equipment which is used in such infrastructure projects.

We face customer concentration issues in certain geographic locations and/or in respect of certain of our businesses.

Although we serve a diverse customer base across the totality of our business, we do face customer concentration in certain geographic locations and in certain end-markets. For example, the majority of our Engine/Mobile Filtration segment sales in China are predominantly to a relatively small number of OEMs, including most notably Weichai Power Co. Ltd., a large Chinese diesel engine and truck manufacturer (“Weichai”). Our growth in China, a strategically important and potentially high growth market, currently depends in part on our ability to maintain a good and growing commercial relationship with Weichai and the other OEMs. If we are unsuccessful in this regard, this could have a material adverse effect on our potential earnings and future results of operations, and could significantly diminish the opportunities and growth in China for our Engine/Mobile Filtration segment.

Similarly, a significant percentage of the sales of CLARCOR Engine Mobile Solutions, the division of our Engine/Mobile Filtration segment that focuses on OEM customers, are to a relatively small number of OEMs, including John Deere and JCB, or to other filter companies servicing the OEM market, such as Wix Filtration, and a significant percentage of the sales of gas turbine inlet systems and filters by our Clarcor Industrial Air division, which is part of our Industrial/Environmental Filtration segment, are to divisions of General Electric Company. The success of these businesses currently depends in part on our ability to maintain a good and growing commercial relationship with the aforementioned customers. If we are unsuccessful in this regard, this could have a material adverse effect on our potential earnings and future results of operations.

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

Our operations are subject to U.S. and non-U.S. environmental laws and regulations governing emissions to air; discharges to water; the generation, handling, storage, transportation, treatment and disposal of waste materials; and the cleanup of contaminated properties.  In this regard, the U.S. Environmental Protection Agency and/or other responsible state agencies have designated us as a potentially responsible party, along with other companies, in remedial activities for the cleanup of waste sites under the federal Superfund statute. Additionally, the North Carolina Department of Environmental Protection has identified the property on which one of our subsidiaries currently operates as having concentrations of certain chemicals in groundwater that are above regulatory action levels. Currently, we believe that any potential environmental liabilities with respect to our former or existing operations are not material, but there is no assurance that we will not be adversely impacted by such liabilities, costs or claims in the future, either under present laws and regulations or those that may be adopted or imposed in the future. In addition, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the nature and extent of the contamination at issue, the length of time remediation may require, the complexity of the environmental regulation, the continuing advancement of remediation technology, and the potential imposition of joint and several liability on each potentially responsible party for the cleanup.

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

Approximately 32% of our fiscal 2014 sales resulted from exports to countries outside of the United States and from sales by our foreign business units.  As part of our business strategy, we expect to expand our international operations through internal growth and acquisitions. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Among others, these risks include:

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

We use a broad range of manufactured components and raw materials in our products, including steel, steel-related components, filtration media, adhesives, plastics, paper and packaging materials.  Components and materials comprise the largest component of our costs.  Increases in the price of these items could further materially increase our operating costs and materially and adversely affect our profit margins.  Similarly, transportation, energy and health care costs have risen steadily over the past few years and represent an increasingly important burden for the Company.  Although we try to contain these costs wherever possible, and although we have historically been able to pass most increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

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

As part of our growth strategy, we plan to continue to pursue acquisitions of other companies, assets and product lines that either complement or expand our existing business.  We may be unable, however, to find or consummate future acquisitions at acceptable prices and terms.  We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions, including our acquisitions of the Bekaert Business, CLARCOR Industrial Air, the Stanadyne Business and our acquisition of Filter Resources during fiscal 2015, involve a number of special risks and factors, such as:

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

Our business operations may be adversely affected by information systems interruptions or intrusions.

We are dependent on various information technologies throughout our company to administer, store and support multiple business activities.  If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation.  While we attempt to mitigate these risks by employing a number of measures, including technical security controls, employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse affect on our business, financial condition or results of operations.

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

Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.

Due to the international scope of our operations, we are subject to a complex system of commercial and trade regulations around the world, and our foreign operations are governed by laws, rules and business practices that often differ from those of the U.S. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted, which could have a material and negative impact on our business and our results of operation. For example, recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption, such as the U.S. Foreign Corrupt Practices Act and similar laws in other countries. While we maintain a variety of internal policies and controls and take steps, including periodic training and internal audits, that we believe are reasonably calculated to discourage, prevent and detect violations of such laws, we cannot guarantee that such actions will be effective or sufficient or that individual employees will not engage in inappropriate behavior in contravention of our policies and instructions. Such conduct, or even the allegation thereof, could result in costly investigations and the imposition of severe criminal or civil sanctions, could disrupt our business, and could materially and adversely affect our reputation, business and results of operations or financial condition.

The Company may be subject to risks relating to changes in its tax rates or exposure to additional income tax liabilities.

The Company is subject to income taxes in the United States and various non-U.S. jurisdictions. Domestic and international tax liabilities are subject to the allocation of income among various tax jurisdictions. The Company’s effective tax rate could be affected by changes in the mix of earnings among countries with differing statutory tax rates, changes in the valuation allowance of deferred tax assets or changes in tax laws or regulations. The amount of income taxes paid is subject to regular audits by United States federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts reserved, future financial results may include unfavorable adjustments to the Company’s tax liabilities, which could have an adverse effect on the Company’s results of operations and liquidity.

We face certain risks associated with potential labor disruptions.

Some of our employees around the world are covered by collective bargaining agreements and/or are represented by unions or workers' councils. While we believe that our relations with our employees are generally good, we cannot provide assurances that the Company will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The various properties owned and leased by the Company and its operating units as of November 30, 2014, are considered by it to be in generally good repair and well maintained.  Plant asset additions in fiscal year 2015 are estimated to be between $75 and $95 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.

The following is a description of the real property owned or leased by the Company or its affiliated entities as of November 30, 2014, broken down by business segment. All acreage and square foot measurements are approximate.

Corporate Headquarters

The Company’s corporate headquarters are located in Franklin, Tennessee, and housed in 26,084 square feet of office space under lease to the Company.  The Company also owns a parcel of undeveloped land in Rockford, Illinois totaling 6 acres.  The Company also leases approximately 14,400 square feet of space in Forest Park, Ohio, which is occupied by the CFRC, and approximately 62,500 square feet of space in Columbia, Tennessee, which is occupied by the CIC.

Engine/Mobile Filtration Segment
United States Facilities

Location	Approximate Size	Owned or Leased
Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space.	Owned
Kearney, NE	42 acre site with 982,500 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space and 53,000 sq ft of office space.	Owned
Kearney, NE	244,696 sq ft of warehousing space.	Leased
Kearney, NE	10,250 sq ft of warehousing space.	Leased
Lancaster, PA	11.4 acre site with 168,000 sq ft of manufacturing and office space.	Owned
Yankton, SD	286,000 sq ft of manufacturing space.	Owned
Washington, NC	185,000 sq ft of manufacturing and office space.	Owned
Windsor, CT	26,000 sq ft of office and R&D space.	Leased

International Facilities

Location	Approximate Size	Owned or Leased
Shanghai, People's Republic of China	8,282 sq ft of office space.	Leased
Warrington, Cheshire, England	51,000 sq feet for manufacturing, warehousing and office space.	Leased
Runcorn, Cheshire, England	150,000 sq ft of manufacturing, warehousing and office space.	Owned
Capetown, South Africa	127,000 sq ft of manufacturing, warehousing and office space.	Owned
Weifang, People’s Republic of China	14 buildings, constituting 348,000 sq ft of manufacturing, warehousing and office space.	Leased
Weifang, People’s Republic of China	24,415 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	3 acre site with 78,000 sq ft of manufacturing, warehousing and office space.	Owned
Casablanca, Morocco	4 acre site with 95,000 sq ft of manufacturing, warehousing and office space.	Owned

In addition to the above properties, the Engine/Mobile Filtration segment leases and operates smaller facilities in Australia, Belgium, South Africa and the United Kingdom in order to manufacture and/or distribute filtration products.

Industrial/Environmental Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased
Auburn Hills, MI	55,278 sq ft of warehousing and office space.	Leased
Birmingham, AL	10,000 sq ft of warehouse space.	Owned
Blue Ash, OH	17 acre site with 157,000 sq ft of manufacturing and office space.	Owned
Campbellsville, KY	100 acre site with 250,401 sq ft of manufacturing and office space.	Owned
Corona, CA	179,790 sq feet of manufacturing, warehousing and office space.	Leased
Dallas, TX	144,824 sq feet of manufacturing, warehousing and office space.	Leased
Greensboro, NC	21 acre site with 75,000 sq ft of manufacturing, warehousing and office space.	Owned
Greensboro, NC	100,000 sq ft of manufacturing, warehousing and office space.	Owned
Goodlettsville, TN	35,000 sq ft of warehouse space.	Owned
Houston, TX	80,000 sq ft of manufacturing, warehousing and office space.	Leased
Houston, TX	11,000 sq ft of warehouse space.	Leased
Houston, TX	4,000 sq ft of warehousing and office space.	Leased
Jeffersonville, IN	607,500 sq feet of manufacturing, warehousing and office space.	Leased
Lenexa, KS	18,000 sq feet of warehousing and office space.	Leased
Mineral Wells, TX	46 acre site with 308,947 sq feet of manufacturing, warehousing and office space.	Owned
Mineral Wells, TX	30,000 sq ft of warehousing space.	Owned
Mineral Wells, TX	19,950 sq ft of warehousing space	Leased
Mineral Wells, TX	16,500 sq ft of manufacturing and warehousing space.	Owned
Ottawa, KS	41,000 sq ft of manufacturing and office space.	Owned
Ottawa, KS	22,500 sq ft of warehousing space.	Leased
Pittston, PA	250,000 sq feet of manufacturing, warehousing and office space.	Leased
Stilwell, OK	11 acre site with 75,000 sq feet of manufacturing, warehousing and office space.	Leased
Sacramento, CA	36,000 sq feet of manufacturing, warehousing and office space.	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space.	Owned
Tulsa, OK	16 acre site with 142,000 sq ft of manufacturing and office space.	Owned
Vineland, NJ	48,100 sq ft of manufacturing, warehousing and office space.	Leased
Slater, MO	55,000 sq ft of manufacturing, warehousing and office space.	Owned
Slater, MO	217,000 sq ft of manufacturing, warehousing and office space.	Owned
Lee's Summit, MO	49,500 sq ft of manufacturing, warehousing and office space.	Owned
Overland Park, KS	39,000 sq ft of office space.	Leased
Salisbury, MO	53,000 sq ft of warehousing space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased
Calgary, Alberta, Canada	25,000 sq feet of manufacturing, warehousing and office space.	Owned
St. Catharines, Ontario, Canada	25,000 sq ft of warehouse space.	Leased
La Coruña, Spain	4 acre site with 64,583 sq ft of manufacturing and office space.	Owned
Pujiang City, People’s Republic of China	54,000 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	5 acre site with 108,000 sq ft of manufacturing, warehousing and office space.	Owned
Quzhou, People’s Republic of China	215,278 sq ft of manufacturing, warehousing and office space.	Leased
Henderson, Australia	47,598 sq ft of manufacturing and office space.	Leased
Spirimont, Belgium	48,500 sq ft of manufacturing, warehousing and office space.	Owned
Karawang, Indonesia	47,360 sq ft of manufacturing, warehousing and office space.	Owned
Alton, United Kingdom	59,000 sq ft of manufacturing, warehousing and office space.	Owned/Leased

In addition to the above properties, the Industrial/Environmental Filtration segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service filtration products: United States: Atlanta, GA; Auburn, WA; Evansville, WY; Chantilly, VA; Charleston, SC; Columbus, OH; Denver, CO; Carrollton, TX; Dalton, GA; Farmington, NM; Fresno, CA; Hayward, CA; Kansas City, MO; Louisville, KY; Shakopee, MN; Phoenix, AZ; Portland, OR; Ontario, CA; Vernal, UT; Wichita, KS; Williston, ND. International: Brazil; China; France; Germany; Italy; Malaysia; Netherlands; Singapore; United Arab Emirates; United Kingdom; Japan; Mexico.

Packaging Segment

Location	Approximate Size	Owned or Leased
Rockford, IL	34 acre site with buildings totaling 405,000 sq ft of manufacturing, warehousing and office space.	Owned
Lancaster, PA	11 acre site with 243,500 sq ft of manufacturing and office space.	Owned

Item 3. Legal Proceedings.

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property and other matters.  The Company recognizes a liability for any contingency that is probable of occurrence and reasonably estimable.  The Company continually assesses the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Included in these matters are the following:

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

During the litigation TransWeb sought judgment that (i) the asserted 3M patents are invalid, the TransWeb products in question do not infringe, and the 3M patents are unenforceable due to inequitable conduct by 3M in obtaining the patents, and (ii) 3M violated U.S. federal antitrust laws under theories of Walker Process fraud and sham litigation. Following a 2012 trial in which a six-member jury unanimously found in TransWeb's favor on all counts other than sham litigation, on April 21, 2014 the U.S. District Court for the District of New Jersey issued a ruling in favor of TransWeb and awarded TransWeb approximately $26,147 in damages.

3M timely exercised its automatic right to appeal the court's judgment to the U.S. Court of Appeals for the Federal Circuit, and the matter is currently under active appeal before such tribunal.

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

Item 4. Mine Safety Disclosures.

Not applicable.

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of January 23, 2015:

Name	Age at 11/30/2014	Year Elected to Office
Christopher L. Conway	59	2010
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

Sam Ferrise	58	2003
President-CLARCOR Engine/Mobile Filtration Group. Mr. Ferrise was appointed President of Baldwin Filters, Inc. in 2000 and held that position until 2014, when he was named President-CLARCOR Engine/Mobile Filtration Group. He became an executive officer of the Company in 2003.

David J. Fallon	44	2010
Vice President-Finance & Chief Financial Officer. Mr. Fallon has been  employed by the Company since 2009, when he was elected Vice President-Finance.  He was elected Chief Financial Officer in 2010.  Prior to joining the Company, Mr. Fallon held various positions for Noble International, Ltd. and its affiliates, including the position of Chief Financial Officer of Noble International, Ltd. immediately prior to his employment with the Company.

David J. Lindsay	59	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Richard M. Wolfson	48	2006
Vice President-General Counsel and Secretary. Mr. Wolfson was employed by the Company and elected Vice President, General Counsel and Secretary in 2006. Prior to joining the Company, he was a principal of the InterAmerican Group, an advisory services and private equity firm, from 2001 until 2006.

Keith White	43	2014
President-CLARCOR Industrial Air Filtration Group. Mr. White has been  employed by the Company since 2013, when he was elected President-CLARCOR Industrial Air.  He was elected President-CLARCOR Industrial Air Filtration Group in 2014. Prior to joining the Company, Mr. White held various positions for General Electric Company and its affiliates from 2001 to December 2013. He was most recently with GE Power & Water - Filtration beginning in 2011, where he was General Manager and then President. GE Power & Water - Air Filtration supported GE Oil and Gas, GE Power Generation and other GE business segments. It had annual sales of approximately $270 million and had approximately 800 employees.

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

	Market Price
Quarter Ended	High	Low	Dividends
March 1, 2014	$65.08	$52.70	$0.1700
May 31, 2014	$59.15	$54.16	$0.1700
August 30, 2014	$64.11	$57.79	$0.1700
November 29, 2014	$67.60	$58.55	$0.2000
Total Dividends			$0.7100

	Market Price
Quarter Ended	High	Low	Dividends
March 2, 2013	$52.63	$45.02	$0.1350
June 1, 2013	$55.84	$47.99	$0.1350
August 31, 2013	$57.31	$50.92	$0.1350
November 30, 2013	$61.34	$52.29	$0.1700
Total Dividends			$0.5750

As set forth above, the quarterly dividend rate was increased in fiscal year 2014, and the Company currently expects to continue making dividend payments to shareholders.  The Company’s ability to make dividend payments is subject to restrictions contained in the credit agreement to which the Company is a party.  The Company has never been prevented from making dividend payments under its past credit agreements or its current credit agreement and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 20, 2015 was 916.

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

The Company repurchased 535,703 shares of its common stock, at an average price of $61.27 per share, and an aggregate cost of approximately $32.8 million, during the fiscal year 2014.  As set forth in the following table, the Company repurchased 173,201 shares of its common stock during the fourth quarter of fiscal year 2014.  The average price per share for the shares repurchased in the fourth quarter was $62.71 with an aggregate cost of approximately $10.9 million.  The Company had remaining authorization of approximately $208.5 million to repurchase shares as of November 30, 2014 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
August 31, 2014 through October 4, 2014	48,000	$63.72	48,000	$216,263,705
October 5, 2014 through November 1, 2014	87,201	$60.51	87,201	$210,986,946
November 2, 2014 through November 29, 2014	38,000	$66.50	38,000	$208,459,947
Total	173,201		173,201

5-Year Performance of the Company

The following Performance Graph compares the Company’s cumulative total return on its Common Stock for a five-year period (December 1, 2009 to November 29, 2014) with the cumulative total return of the S&P SmallCap 600 Index and the S&P 500 Industrial Machinery Index.

TOTAL RETURN TO SHAREHOLDERS
Comparison of Five-Year Cumulative Total Return Among the Company, S&P SmallCap 600 Index and
S&P 500 Industrial Machinery Index - Assumes Initial Investment of $100 and Reinvestment of All Dividends

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Fiscal Year End November 29, 2014

$250
$225
$200
$175
$150
$125
$100
$75
$50

	2009	2010	2011	2012	2013	2014
CLARCOR Inc	$100	$130	$156	$150	$197	$217
S&P SmallCap 600	$100	$128	$134	$151	$215	$222
S&P 500 Machinery	$100	$125	$122	$149	$204	$223

CLARCOR Inc — S&P SmallCap 600 — S&P 500 Machinery

Item 6. Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2014 Form 10-K.

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

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In thousands except per share data)

				2014 vs 2013
	2014	2013	2012	$ Change	% Change
Net sales	$1,512,854	$1,130,770	$1,121,765	$382,084	34%
Cost of sales	1,015,819	760,561	741,433	255,258	34%
Gross profit	497,035	370,209	380,332	126,826	34%
Selling and administrative expenses	286,607	195,593	197,618	91,014	47%
Operating profit	210,428	174,616	182,714	35,812	21%
Other income (expense)	1,135	(316)	283	1,451
Provision for income taxes	67,380	55,950	59,657	11,430	20%
Net earnings attributable to CLARCOR	$144,084	$118,076	$122,986	$26,008	22%
Weighted average diluted shares	50,871	50,539	50,882	332	1%
Diluted earnings per common share attributable to CLARCOR	$2.83	$2.34	$2.42	$0.49	21%
Percentages:
Gross margin	32.9%	32.7%	33.9%		0.2	pt
Selling and administrative percentage	18.9%	17.3%	17.6%		1.6	pt
Operating margin	13.9%	15.4%	16.3%		(1.5)	pt
Effective tax rate	31.8%	32.1%	32.6%		(0.3)	pt
Net earnings margin	9.5%	10.4%	11.0%		(0.9)	pt

2014 versus 2013

Net Sales

Net sales increased $382.1 million, or 34%, in 2014 compared to 2013. The increase in net sales in 2014 primarily reflects increased net sales from business acquisitions, increased sales volume at our Industrial/Environmental Filtration and Engine/Mobile Filtration segments and increased selling prices, partly offset by unfavorable changes in foreign currency exchange rates. Components of the $382.1 million increase in net sales are as follows:

(Dollars in millions)	Net Sales
Business acquisitions	$306.3
Industrial/Environmental Filtration segment volume	42.9
Engine/Mobile Filtration segment volume	28.6
Pricing	8.5
Packaging segment volume	1.0
Foreign exchange	(5.2)
Increase in consolidated net sales	$382.1

The increase in net sales in 2014 compared to 2013 was driven primarily by the following factors:

•
Increased net sales of $226.7 million due to the December 2013 acquisition of GE's air filtration business (now operated as CLARCOR Industrial Air), which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition. Net sales for this business, from the date of acquisition (December 16, 2013), increased approximately 9% in comparison to the prior year period in which the business was owned by GE, reflecting approximately 16% growth in sales of replacement filters for gas turbine air intake systems and industrial air filtration applications, partly offset by approximately 1% growth in sales of gas turbine air intake filtration systems and a decline in sales of membrane and performance fabric products.

•
Increased net sales of $65.7 million due to the May 2014 acquisition of the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition (May 1, 2014). Net sales for this business, from the date of acquisition, increased approximately 2% in comparison to the prior year period in which the business was owned by Stanadyne, reflecting approximately 5% growth in sales of replacement filter elements, partially offset by approximately 6% lower sales of first-fit fuel filter assemblies due to lower demand from OEM customers.

•
Increased organic net sales of $42.9 million, or 8%, at our Industrial/Environmental Filtration segment in 2014 compared to 2013, excluding the effects of changes in foreign currency exchange rates, changes in pricing, and acquisitions. This 8% increase was primarily driven by an increase in sales of filter systems, housings and aftermarket elements for oil and natural gas applications, higher sales of dust collector systems and air pollution control products, higher HVAC air filter sales and increased filter sales through our TFS distribution business.

•
Increased organic net sales of $28.6 million, or 6%, at our Engine/Mobile Filtration segment in 2014 compared to 2013, excluding the effects of changes in foreign currency exchange rates, changes in pricing, and acquisitions. This 6% increase was primarily driven by a 10% increase in sales of heavy-duty engine filters to the U.S. aftermarket, as well as an 12% increase in sales of locomotive filters in the U.S. and increased export sales of heavy-duty engine filters to Canada, Southeast Asia and South America, partly offset by a 3% decline in heavy-duty engine filter sales volume in Europe and a 5% decline in heavy-duty engine filter sales volume in Australia.

•
Changes in product pricing favorably impacted net sales by approximately $8.5 million, primarily due to selling price increases implemented on certain of our air filtration products and heavy-duty engine filtration products in 2014.

•
Net sales volume in our Packaging segment increased approximately $1.0 million, or 1%, in 2014 compared to 2013, excluding the effect of changes in pricing. This 1% increase was primarily driven by increased sales of decorated flat sheet metal packaging products and smokeless tobacco packaging products, partly offset by lower sales of packaging products for spice, battery and film markets.

•
Changes in the average exchange rates for foreign currencies versus the U.S. Dollar unfavorably impacted our translated U.S. Dollar value of net sales by $5.2 million in 2014 compared to 2013, due to the strengthening of the U.S. Dollar compared to several foreign currencies in 2014.

Cost of Sales

Cost of sales increased $255.3 million, or 34%, in 2014 compared to 2013. This approximately 34% increase in cost of sales was slightly less than the approximately 34% increase in net sales. As a result, our gross margin increased to 32.9% in 2014 from 32.7% in 2013. This 0.2 percentage point increase in gross margin percentage was primarily the result of a 0.6 percentage point increase from changes in product pricing, a 0.3 percentage point increase due to a $4.6 million loss on disposal of equipment at our air filtration operations in 2013 that did not recur in 2014, and benefits from our ongoing cost reduction and continuous improvement initiatives across each of our businesses. These impacts were partly offset by a 0.4 percentage point reduction in gross margin due to the fiscal 2014 acquisitions of GE's air filtration business, the Stanadyne Business and the Bekaert Business, due primarily to approximately $6.0 million of increased cost of sales related to the step-up of inventory values as of each acquisition's purchase date to reflect their estimated fair values, as well as a 0.3 percentage point reduction in gross margin due to investments in manufacturing capacity and other infrastructure to support anticipated future growth in our heavy duty engine filter business.

Selling and Administrative Expenses

Selling and administrative expenses increased $91.0 million, or 47%, in 2014 compared to 2013. This increase was primarily the result of a $56.0 million increase due to the December 2013 acquisition of GE's air filtration business (including $8.4 million of intangible asset amortization and $4.0 million of legal, investment advisory, consulting and other professional services related to the acquisition execution and integration), a $16.0 million increase due to the May 2014 acquisition of the Stanadyne Business (including $6.7 million of intangible asset amortization and $3.0 million of legal, investment advisory and other professional services costs related to the acquisition), and a $4.2 million increase due to the December 2013 acquisition of the Bekaert Business (including $0.3 million of intangible asset amortization and $0.1 million of legal and professional services costs related to the acquisition). The remaining increase in selling and administrative expenses of $14.8 million, or 8%, in 2014 compared to 2013 resulted primarily from $7.1 million of increased employee salaries and related benefits (including new headcount related to strategic growth initiatives), $6.5 million of increased compensation related to our company-wide profit sharing plan, a $2.3 million increase in expense related to our stock-based compensation plans and $2.0 million of other increases (including increased sales commissions driven by higher sales). This was partially offset by a $3.1 million pension settlement loss recorded in 2013 which did not recur in 2014. Since selling and administrative expenses increased 47% while net sales increased 34%, our selling and administrative expenses as a percentage of net sales increased to 18.9% in 2014 from 17.3% in 2013. Of this 1.6 percentage point increase, approximately 1.0 percentage points was driven by a $15.3 million increase in intangible asset amortization related to the three businesses acquired in fiscal 2014 and approximately 0.5 percentage points was driven by $7.2 million of deal and integration costs related to the three businesses acquired in fiscal 2014.

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

Cost of Sales

Cost of sales increased $19.1 million, or 3%, in 2013 compared to 2012. This 3% increase in cost of sales was greater than the 1% increase in net sales. As a result, our gross margin decreased to 32.7% in 2013 from 33.9% in 2012. This 1.2 percentage point decrease in gross margin percentage was primarily the result of a $4.6 million loss on disposal of equipment at our air filtration operations in 2013 and lower absorption of fixed overhead costs in 2013 compared to 2012. Lower absorption of fixed overhead costs in 2013 was primarily the result of lower volume at certain of our businesses—including our TransWeb filtration media business, our Packaging business and our air filtration business—as well as investments in manufacturing capacity and other infrastructure to support anticipated future growth in our heavy duty engine filter business and our oil and natural gas filtration business. These impacts were partly offset by benefits from our ongoing cost reduction and continuous improvement initiatives across each of our businesses. Raw material costs as a percentage of net sales increased approximately 0.6 percentage points in 2013, as we experienced higher input costs for certain commodities as well as an increase in the mix of our sales towards products with higher material content, including oil and natural gas filtration vessels.

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

Other Items

Other significant items impacting the comparison between the years presented are as follows:

•	Significant acquisitions

On December 3, 2013 the Company acquired from NV Bekaert SA, 100% of the outstanding shares of Bekaert Advanced Filtration SA (Belgium), 100% of the outstanding shares of PT Bekaert Advanced Filtration (Indonesia) and certain other assets in India, China and the U.S. (collectively, the "Bekaert Business"). The impact of including the Bekaert Business's results, which are reported within our Industrial/Environmental Filtration segment, from the date of acquisition increased our 2014 net sales by $13.9 million and did not have a material impact on our 2014 operating profit.

On December 16, 2013 the Company acquired GE's air filtration business, which is now operated as CLARCOR Industrial Air. The impact of including CLARCOR Industrial Air's results, which are reported within our Industrial/Environmental Filtration segment, from the date of acquisition increased our 2014 net sales and operating profit by $226.7 million and $14.0 million, respectively. Operating profit of $14.0 million for this business in 2014, from the date of acquisition, reflects approximately $4.3 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, which are included in Cost of sales in the Consolidated Statements of Earnings, as well as approximately $4.0 million of costs related to the acquisition and integration of the business, which are included in Selling and administrative expenses in the Consolidated Statements of Earnings.

On May 1, 2014 the Company acquired Stanadyne Corporation's diesel fuel filtration business, which is now operated as CLARCOR Engine Mobile Solutions. The impact of including CLARCOR Engine Mobile Solutions' results, which are reported within our Engine/Mobile Filtration segment, from the date of acquisition increased our 2014 net sales and operating profit by $65.7 million and $11.6 million, respectively. Operating profit of $11.6 million for this business in 2014, from the date of acquisition, reflects approximately $1.4 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, which are included in Cost of sales in the Consolidated Statements of Earnings, as well as approximately $3.0 million of costs related to the acquisition and integration of the business, which are included in Selling and administrative expenses in the Consolidated Statements of Earnings.

•	Foreign exchange

The average exchange rate for foreign currencies versus the U.S. dollar unfavorably impacted our translated U.S. dollar value of net sales and operating profit in 2014 and 2013 as follows:

(Dollars in thousands)	2014	2013
Net sales	$(5,242)	$(1,585)
Operating profit	(1,549)	(828)

•	Other income (expense)

Interest expense

Interest expense was $3.6 million in 2014 and $0.6 million in 2013. Net interest expense in 2014 was driven by $3.0 million of interest expense related to borrowings on the Term Loan Facility and on the Credit Facility, which borrowings were undertaken to fund a portion of the purchase price of the Company's acquisitions of the GE Air Filtration business and the Stanadyne Business. At November 30, 2014 we had $395.0 million outstanding on the Term Loan Facility — including $315.0 million outstanding in connection with the Stanadyne Business acquisition and $80.0 million outstanding in connection with the GE Air Filtration acquisition — and we did not have any borrowings outstanding on the Credit Facility.

Foreign currency gains and losses

Changes in foreign currency transaction gains and losses favorably impacted other income (expense) by $1.8 million in 2014 versus 2013. We recognized foreign currency gains of $1.3 million in 2014 and foreign currency losses of $0.5 million in 2013 primarily from the translation of inter-company loans — in cases where such loans are expected to be settled in cash at some point in the future — and from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currency, primarily driven by foreign holdings of U.S. dollars.

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

•	Provision for income taxes

Our effective tax rate in 2014 was 31.8% compared with 32.1% in 2013. The lower effective tax rate in 2014 was primarily due to an increase in earnings in jurisdictions with lower tax rates and a higher domestic production activities deduction, partly offset by a $1.0 million benefit in 2013 related to the extension of the research and development tax credit in December 2012, which did not recur for 2014.

Our effective tax rate in 2013 was 32.1% compared with 32.6% in 2012. The lower effective tax rate in 2013 was primarily due to a $1.0 million benefit in 2013 related to the extension of the research and development tax credit in December 2012.

•	Shares outstanding

Average diluted shares outstanding increased by approximately 0.3 million shares in 2014 as compared to 2013, as the number of incremental dilutive shares related to the exercise of stock options and the issuance of stock awards and restricted shares exceeded the number of shares repurchased and retired pursuant to our stock repurchase program. Average diluted shares outstanding decreased by approximately 0.3 million shares in 2013 as compared to 2012, as the number of shares repurchased and retired pursuant to our stock repurchase program exceeded the incremental dilutive shares related to the exercise of stock options and the issuance of restricted shares.

SEGMENT ANALYSIS

	2014		2013		2012
(Dollars in thousands)	2014	% Total	2013	% Total	2012	% Total
Net sales:
Engine/Mobile Filtration	$603,805	40%	$507,024	45%	$503,607	45%
Industrial/Environmental Filtration	833,100	55%	549,746	49%	541,364	48%
Packaging	75,949	5%	74,000	6%	76,794	7%
	$1,512,854	100%	$1,130,770	100%	$1,121,765	100%
Gross profit:
Engine/Mobile Filtration	$214,146	43%	$177,815	48%	$185,419	49%
Industrial/Environmental Filtration	270,446	54%	178,388	48%	180,402	47%
Packaging	12,443	3%	14,006	4%	14,511	4%
	$497,035	100%	$370,209	100%	$380,332	100%
Operating profit:
Engine/Mobile Filtration	$122,365	58%	$106,345	61%	$111,653	61%
Industrial/Environmental Filtration	83,351	40%	61,996	36%	64,766	35%
Packaging	4,712	2%	6,275	3%	6,295	4%
	$210,428	100%	$174,616	100%	$182,714	100%
Gross margin:
Engine/Mobile Filtration	35.5%		35.1%		36.8%
Industrial/Environmental Filtration	32.5%		32.4%		33.3%
Packaging	16.4%		18.9%		18.9%
	32.9%		32.7%		33.9%
Operating margin:
Engine/Mobile Filtration	20.3%		21.0%		22.2%
Industrial/Environmental Filtration	10.0%		11.3%		12.0%
Packaging	6.2%		8.5%		8.2%
	13.9%		15.4%		16.3%

Engine/Mobile Filtration Segment

	2014	2013	2012	2014 v 2013			2013 v 2012
(Dollars in thousands)	2014	2013	2012	$ Change	% Change		$ Change	% Change
Net sales	$603,805	$507,024	$503,607	$96,781	19%		$3,417	1%
Cost of sales	389,659	329,209	318,188	60,450	18%		11,021	3%
Gross profit	214,146	177,815	185,419	36,331	20%		(7,604)	(4)%
Selling and administrative expenses	91,781	71,470	73,766	20,311	28%		(2,296)	(3)%
Operating profit	$122,365	$106,345	$111,653	$16,020	15%		$(5,308)	(5)%

Gross margin	35.5%	35.1%	36.8%		0.4	pt		(1.7)	pt
Selling and administrative percentage	15.2%	14.1%	14.6%		1.1	pt		(0.5)	pt
Operating margin	20.3%	21.0%	22.2%		(0.7)	pt		(1.2)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market in this segment includes heavy-duty engine truck filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

2014 versus 2013

Net Sales

The $96.8 million, or 19%, increase in net sales for our Engine/Mobile Filtration segment in 2014 from 2013 is detailed in the following tables:

Stanadyne Business acquisition	13%
Organic volume	6%
Pricing	1%
Foreign exchange	(1)%
19%

(Dollars in millions)	Net Sales
2013	$507.0

U.S. net sales	62.4
Foreign net sales (including export)	37.1
Foreign exchange	(2.7)
Net increase	96.8

2014	$603.8

The net increase in U.S. net sales for the Engine/Mobile Filtration segment in 2014 from 2013 is detailed as follows:

(Dollars in millions)	Net Sales
Stanadyne Business acquisition	$37.6
Heavy-duty engine filters	19.2
Locomotive filters	2.9
Other	2.7
Increase in U.S. net sales	$62.4

Our U.S. net sales increased approximately 19% in 2014 compared with 2013. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $37.6 million of increased U.S. net sales in 2014, primarily reflecting sales of original equipment and replacement fuel filtration products for heavy-duty diesel engines used in off-road, agricultural and construction applications. The remaining increase in U.S. net sales of $24.8 million, or 8%, in 2014 compared to 2013 was primarily the result of a 10% increase in heavy-duty engine filter aftermarket sales, which was driven by improved year-over-year demand from our U.S. national distribution and fleet services customers and by new customer growth within those markets. We believe this growth reflects our initiatives to gain new customers and extend our product line, and was also positively impacted by the 4% year-over-year increase in heavy-duty truck tonnage for the twelve months ended August 2014 as measured by the American Trucking Associations, which we believe is usually a leading indicator of heavy-duty engine filter aftermarket demand in the U.S. We also experienced growth of approximately 12% in locomotive filter sales in 2014 compared to 2013, which we believe reflects the impact of our new products and increased rail activity in the U.S. leading to increased replacement filter sales.

The net increase in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in 2014 from 2013 is detailed as follows:

(Dollars in millions)	Net Sales
Stanadyne Business acquisition	$28.1
Export sales primarily to Canada, the Middle East, Southeast Asia and Latin America	11.3
Heavy-duty engine filter sales in Europe	(1.2)
Other	(1.1)
Increase in foreign net sales	$37.1

Net sales outside the U.S. increased approximately $37.1 million, or 20%, in 2014 compared to 2013, adjusted for changes in foreign currencies. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $28.1 million of increased foreign net sales in 2014. The remaining increase in foreign net sales of $9.0 million primarily reflects increased export sales of heavy-duty engine filters to Canada, the Middle East, Southeast Asia and Latin America, partly offset by declines in Europe and Australia primarily due to weak economic conditions in those markets and a resulting decline in trucking volume and filter replacement activity.

Cost of Sales

Cost of sales increased $60.5 million, or 18%, in 2014 from 2013. This 18% increase in cost of sales was less than the 19% increase in net sales. As a result, our gross margin increased to 35.5% in 2014 from 35.1% in 2013. This 0.4 percentage point increase in gross margin primarily reflects a 0.9 percentage point increase in gross margin resulting from a customer price increase that we executed at the end of the first quarter of 2014 and a 0.7 percentage point increase due to the Stanadyne Business acquisition (including $1.4 million of increased cost of sales related to the step-up of inventory values as of the acquisition's purchase date to reflect their estimated fair values). Those favorable impacts were partly offset by a 0.8 percentage point decrease resulting from increased growth-related costs (including costs related to new customers, new products and expanded capacity brought into service to support expected future growth) and a 0.4 percentage point decrease in gross margin resulting from higher material costs (including higher media and steel pricing).

Selling and Administrative Expenses

Selling and administrative expenses increased $20.3 million, or 28%, in 2014 from 2013. This increase was primarily the result of $16.0 million of selling and administrative expenses at our CLARCOR Engine Mobile Solutions business, including approximately $6.7 million of intangible asset amortization and $3.0 million of costs related to the acquisition transaction and subsequent integration of the acquired business. The remaining increase of approximately $4.3 million, or 6%, in selling and administrative costs in 2014 from 2013 was primarily the result of $2.3 million of higher allocated corporate costs -- including costs related to research and development, information technology and other strategic growth initiatives -- and $2.0 million of higher compensation expense related to our company-wide profit sharing program. With selling and administrative expenses in this segment increasing 28% while segment net sales increased 19%, selling and administrative expenses as a percentage of net sales in this segment increased to 15.2% in 2014 from 14.1% in 2013.

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

Industrial/Environmental Filtration Segment

	2014	2013	2012	2014 v 2013			2013 v 2012
(Dollars in thousands)	2014	2013	2012	$ Change	% Change		$ Change	% Change
Net sales	$833,100	$549,746	$541,364	$283,354	52%		$8,382	2%
Cost of sales	562,654	371,358	360,962	191,296	52%		10,396	3%
Gross profit	270,446	178,388	180,402	92,058	52%		(2,014)	(1)%
Selling and administrative expenses	187,095	116,392	115,636	70,703	61%		756	1%
Operating profit	$83,351	$61,996	$64,766	$21,355	34%		$(2,770)	(4)%

Gross margin	32.5%	32.4%	33.3%		0.1	pt		(0.9)	pt
Selling and administrative percentage	22.5%	21.2%	21.4%		1.3	pt		(0.2)	pt
Operating margin	10.0%	11.3%	12.0%		(1.3)	pt		(0.7)	pt

Our Industrial/Environmental Filtration segment sells a large variety of filtration products to various end-markets.  Included in these markets are heating, ventilation and air conditioning ("HVAC") filters, natural gas filtration vessels and aftermarket filters, aviation fuel filters and filter systems, filtration systems and replacement filters for gas turbine air intake applications, industrial air filters, and filtration products for other markets including oil drilling, aerospace, fibers and resins and dust collector systems.

2014 versus 2013

Net sales

The $283.4 million, or 52%, increase in net sales for our Industrial/Environmental Filtration segment in 2014 compared to 2013 is detailed in the following tables:

GE Air Filtration acquisition	41%
Organic volume	8%
Bekaert Business acquisition	3%
Pricing	—%
Foreign exchange	—%
52%

(Dollars in millions)	Net Sales
2013	$549.7

U.S. net sales	154.4
Foreign net sales (including export)	131.5
Foreign exchange	(2.5)
Net increase	283.4

2014	$833.1

The net increase in U.S. net sales for our Industrial/Environmental Filtration segment in 2014 from 2013 is detailed as follows:

(Dollars in millions)	Net Sales
GE Air Filtration acquisition	$117.1
Natural gas filtration vessels and aftermarket filters	18.5
HVAC and other industrial air filtration products	5.9
Filter sales through Total Filtration Services ("TFS")	5.2
Dust collector systems	3.8
Aerospace filters	2.0
All other, net	1.9
Increase in U.S. net sales	$154.4

•
The acquisition of GE's Air Filtration business, now operated as CLARCOR Industrial Air, in December 2013 resulted in $117.1 million of increased U.S. net sales in 2014 compared to 2013, primarily reflecting sales of filtration systems and aftermarket filters for gas turbine air intake applications as well as sales of pleated filters, bag filters and other industrial air filters.

•
Higher sales of filtration vessel and aftermarket filter products in the natural gas market in 2014 compared to 2013 were driven by an increase in extraction, transportation and processing of natural gas and natural gas liquids (such as ethane, propane and butane) throughout the U.S., including at various shale gas basins.

•
Higher sales of HVAC and other industrial air filtration products in 2014 compared to 2013 was primarily the result of increased sales of heating, ventilation and air conditioning filters to various wholesale customers.

•
Increased sales through our TFS distribution subsidiary in 2014 compared to 2013 was primarily the result of higher liquid and air filter sales to a variety of customers, including those in the general industrial, food and beverage and chemical markets.

•
Increased sales of dust collector systems in 2014 compared to 2013 primarily resulted from higher sales by our United Air Specialists subsidiary of Smog Hog® oil mist collector products and Dust Hog® industrial dust and fume collector products to several original equipment customers.

•
Increased aerospace filtration sales in 2014 compared to 2013 primarily resulted from higher sales of hydraulic, air and auxiliary aerospace filters to commercial customers, for use in fixed-wing and rotary applications, partly offset by lower aerospace filtration sales to military customers.

The net increase in foreign net sales (including export sales and adjusted for changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in 2014 from 2013 is detailed as follows:

(Dollars in millions)	Net Sales
GE Air Filtration acquisition	$109.6
Bekaert Business acquisition	13.9
Dust collector systems	5.5
Natural gas filtration vessels and aftermarket filters	1.8
All other, net	0.7
Increase in foreign net sales	$131.5

•
The acquisition of GE's Air Filtration business, now operated as CLARCOR Industrial Air, in December 2013 resulted in $109.6 million of increased foreign net sales in 2014 compared to 2013, reflecting sales of filtration systems and aftermarket filters for gas turbine air intake applications, sales of pleated filters, bag filters and other industrial air filters, and sales of membrane and performance fabric products, primarily in Europe, Asia, the Middle East and Latin America.

•
The acquisition of the Bekaert Business in December 2013 resulted in $13.9 million of increased foreign net sales in 2014 compared to 2013, reflecting sales of engineered metal filters and systems used primarily in the polymer fiber and plastics industry, sold primarily in Europe and Southeast Asia.

•
Foreign net sales of dust collector systems increased approximately $5.5 million in 2014 compared to 2013, primarily reflecting increased sales of industrial dust, fume and oil mist collectors in China and Europe.

•
Higher foreign net sales of natural gas vessels and aftermarket filters in 2014 compared to 2013 reflects global growth in the extraction, transportation and processing of natural gas and natural gas liquids (such as ethane, propane and butane), which was partly offset by lower sales in Europe and Latin America due to certain large filtration vessel orders in 2013 that did not recur in 2014.

Cost of Sales

Cost of sales increased $191.3 million, or approximately 52%, in 2014 compared to 2013. This increase was slightly less than the approximately 52% increase in net sales. As a result, our gross margin increased to 32.5% in 2014 from 32.4% in 2013. This 0.1 percentage point increase in gross margin primarily reflects a 0.6 percentage point increase in gross margin due to the impact of a $4.6 million loss on disposal of equipment at our air filtration business in 2013 which did not recur in 2014, a 0.5 percentage point increase in gross margin due to reductions in material and labor costs through our continuous improvement initiatives and a 0.3 percentage point increase in gross margin resulting from customer price increases. These favorable impacts were partly offset by a 0.7 percentage point decrease in gross margin due to lower absorption of fixed manufacturing overhead and unfavorable sales mix in our HVAC air filtration business, and a 0.5 percentage point reduction in gross margin due to the fiscal 2014 acquisitions of GE's Air Filtration business and the Bekaert Business, due primarily to approximately $4.6 million of increased cost of sales related to the step-up of inventory values as of each acquisition's purchase date to reflect their estimated fair values.

Selling and Administrative Expenses

Selling and administrative expenses increased $70.7 million, or 61%, in 2014 compared to 2013. This increase was primarily the result of $56.0 million of selling and administrative expenses at the CLARCOR Industrial Air business, including approximately $8.4 million of intangible asset amortization and approximately $4.0 million of costs related to the acquisition transaction and subsequent integration of the acquired business as well as $4.2 million of selling and administrative expenses at the Bekaert Business, including approximately $0.3 million of intangible asset amortization. The remaining increase of approximately $10.5 million, or 9%, in selling and administrative costs in 2014 from 2013 was primarily the result of $3.5 million of higher allocated corporate costs — including costs related to research and development, information technology and other strategic growth initiatives — as well as $2.5 million of higher employee costs and $1.2 million of higher compensation expense related to our company-wide profit sharing program. With selling and administrative expenses in this segment increasing 61% while segment net sales increased 52%, our selling and administrative expenses as a percentage of net sales in this segment increased to 22.5% in 2014 from 21.2% in 2013.

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

Cost of Sales

Cost of sales increased $10.4 million, or 3%, in 2013 compared to 2012. This increase was greater than the 2% increase in net sales. As a result, our gross margin decreased to 32.4% in 2013 from 33.3% in 2012. This decrease in gross margin in 2013 was primarily due to a $4.6 million loss on disposal of equipment at our air filtration business in 2013. Other major components of cost of sales, including raw material, direct labor and manufacturing overhead, remained relatively flat as a percentage of net sales in 2013 compared to 2012. Although we realized some reductions in material and labor costs through our continuous improvement initiatives, and we raised selling prices in certain of our markets including HVAC air filters, we also experienced increased material costs due to an increase in the sales mix of natural gas vessels—which carry higher material content in comparison to filter elements and other replacement filters—and lower absorption of fixed manufacturing overhead due to lower sales of air filtration products and lower sales of filtration media.

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

Packaging Segment

	2014	2013	2012	2014 v 2013			2013 v 2012
(Dollars in thousands)	2014	2013	2012	$ Change	% Change		$ Change	% Change
Net sales	$75,949	$74,000	$76,794	$1,949	3%		$(2,794)	(4)%
Cost of sales	63,506	59,994	62,283	3,512	6%		(2,289)	(4)%
Gross profit	12,443	14,006	14,511	(1,563)	(11)%		(505)	(3)%
Selling and administrative expenses	7,731	7,731	8,216	—	—%		(485)	(6)%
Operating profit	$4,712	$6,275	$6,295	$(1,563)	(25)%		$(20)	—%

Gross margin	16.4%	18.9%	18.9%		(2.5)	pt		—	pt
Selling and administrative percentage	10.2%	10.4%	10.7%		(0.2)	pt		(0.3)	pt
Operating margin	6.2%	8.5%	8.2%		(2.3)	pt		0.3	pt

Our Packaging segment manufactures and markets consumer and industrial packaging products.

2014 versus 2013

Net Sales

The $1.9 million, or 3%, increase in net sales for our Packaging segment in 2014 compared to 2013 is detailed in the following tables:

Volume	2%
Pricing	1%
3%

(Dollars in millions)	Net Sales
Decorated flat sheet metal products	$6.1
Smokeless tobacco packaging	1.0
Film packaging	(1.0)
Battery jackets	(1.1)
Spice packaging	(2.3)
All other, net	(0.8)
Increase in net sales	$1.9

The 3% increase in net sales at our Packaging segment in 2014 compared to 2013 primarily resulted from increased sales of decorated flat sheet metal products, which was driven by new business opportunities including coating and printing services for metal packaging used on various food and promotional products. This was partly offset by lower sales of spice packaging, battery jackets and film packaging due to lower customer demand.

Cost of Sales

Cost of sales in this segment increased $3.5 million, or 6%, in 2014 compared to 2013. This increase was greater than the 3% increase in segment net sales. As a result, gross margin in this segment declined to 16.4% in 2014 from 18.9% in 2013. This 2.5 percentage point decline in gross margin was primarily driven by increased variable manufacturing expenses, including higher utility costs, lower absorption of fixed manufacturing overhead due to lower production volumes, and unfavorable sales mix related to higher sales of decorated flat sheet metal products, which generally have lower profit margins than other packaging products with higher lithography and metal fabrication content.

Selling and Administrative Expenses

Selling and administrative expenses were $7.7 million in both 2014 and 2013, respectively. This flat year-over-year comparison included an increase of $0.3 million due to higher allocated corporate costs — including costs related to research and development, information technology and other strategic growth initiatives — offset by $0.3 million of lower compensation related to our company-wide profit sharing program in 2014 compared to 2013. With flat selling and administrative expenses in this segment while segment net sales increased 3%, our selling and administrative expenses as a percentage of net sales in this segment decreased to 10.2% in 2014 from 10.4% in 2013.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our credit agreement, including our five-year multicurrency revolving credit facility ("Credit Facility"), will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures, including the expansion of facilities, provide for interest and principal payments related to debt agreements, fund pension contributions and repurchase our common stock. We completed two acquisitions in December 2013, the acquisitions of the GE Air Filtration business and the Bekaert Advanced Filtration business, we acquired Stanadyne Corporation's diesel fuel filtration business in May 2014, and we acquired Filter Resources in December 2014, and we intend to continue to assess acquisition opportunities in related filtration businesses. Any such acquisitions could affect operating cash flows and require changes in our debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings.

Cash, cash equivalents and restricted cash decreased $318.2 million to $94.1 million at the end of 2014 from $412.3 million at the end of 2013. This decrease was primarily due to the use of cash on hand to partially fund our acquisition of GE's Air Filtration business (now operated as CLARCOR Industrial Air), which we completed on December 16, 2013 for a purchase price of approximately $260.3 million. Of the $94.1 million of cash at the end of 2014, approximately $71.4 million was held at entities outside of the U.S. Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes. Cash and cash equivalents are held by financial institutions throughout the world. We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.2 at the end of 2014 was lower than the current ratio of 4.3 at the end of 2013. This decrease was primarily the result of a $163.2 million decrease in total current assets, due mainly to a $318.2 million decrease in cash, cash equivalents and restricted cash as described above. This was partially offset by an increase of $80.8 million in accounts receivable and an increase of $55.9 million in inventories at the end of 2014 compared to the end of 2013, both of which were primarily due to the acquisition of GE's Air Filtration business, now operated as CLARCOR Industrial Air, and the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions.

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

At the end of 2014, we had $395.0 million outstanding on the the Term Loan Facility with a weighted average interest rate including margin of approximately 1.05%. We borrowed $100.0 million under the Term Loan Facility in November 2013 to fund a portion of the cost of the acquisition of the GE Air Filtration business, now operated as CLARCOR Industrial Air, of which $80.0 million was outstanding at the end of 2014. We borrowed $315.0 million under the Term Loan Facility in April 2014 to fund the majority of the purchase price of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, of which $315.0 million was outstanding at the end of the 2014. At November 30, 2014, we also had approximately $16.0 million outstanding on the $50.0 million letter of credit sub-facility.  Accordingly, we had approximately $134.0 million available for further borrowing at the end of 2014. Our Term Loan Facility expires in April 2017.

Total long-term debt of $411.6 million at the end of 2014 included $395.0 million outstanding on the Term Loan Facility, $15.8 million outstanding on industrial revenue bonds and $0.7 million of other long-term debt.  At the end of 2014 we were in compliance with all financial covenants as included in our Credit Facility and Term Loan Facility.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 27.1% at the end of 2014 compared to 13.9% at the end of 2013, with the increase attributable to the $315.0 million Term Loan entered into pursuant to the acquisition of Stanadyne Corporation's diesel fuel filtration business.

We had 50.2 million shares of common stock outstanding at the end of 2014 compared with 50.4 million at the end of 2013.  This 0.2 million decrease was due to the repurchase of 0.5 million shares during 2014, offset in part by our issuance of 0.3 million shares in conjunction with stock-based incentive plans during 2014.  Shareholders’ equity increased to $1,105.1 million at the end of 2014 from $1,032.9 million at the end of 2013.  This $72.2 million increase was driven by net earnings of $144.3 million and stock issued and stock compensation expense pursuant to incentive plans of $21.0 million, partly offset by dividend payments of $36.0 million, our repurchase of common stock of $32.8 million, currency translation adjustments of $16.5 million and pension and other postretirement benefits adjustments of $7.8 million.

Cash Flow 2014 versus 2013

Net cash provided by operating activities increased $21.1 million in 2014 to $156.3 million from $135.2 million in 2013. This increase was primarily attributable to a $25.8 million increase in net earnings, an $18.5 million increase in non-cash provisions primarily due to an $18.2 million increase in depreciation and amortization expense in 2014 compared to 2013, and a $24.1 million decline in pension and postretirement benefit plan contributions. This was partly offset by a $24.9 million increase in taxes paid and a $17.7 million increase in accounts receivable.

Net cash used in investing activities increased $622.2 million in 2014 to $664.3 million from $42.1 million in 2013, primarily due to a $595.3 million increase in payments related to business acquisitions, including $327.7 million net cash paid for the acquisition of Stanadyne Corporation's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions), $260.3 million net cash paid for the acquisition of the GE Air Filtration business (now operated as CLARCOR Industrial Air) and $7.3 million net cash paid for the acquisition of the Bekaert Business. In 2014 we also had a $25.0 million increase in capital expenditures compared to 2013, primarily due to approximately $25.1 million expended in 2014 related to the construction of a new warehouse and distribution center adjacent to our Engine/Mobile filtration manufacturing facility in Kearney, Nebraska.

Net cash provided by financing activities increased $56.1 million to $188.7 million in 2014 from $132.6 million in 2013. This increase was primarily due to $315.0 million of borrowings in 2014 under the Term Loan Facility to fund the majority of the cost of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions. This was partly offset by $50.0 million of cash used to repay outstanding borrowings on the Credit Facility and $20.0 million of cash used to repay outstanding borrowings on the Term Loan Facility, as well as a $23.0 million decrease in proceeds received from the issuance of common stock pursuant to employee incentive plans — due primarily to a decrease in the amount of stock options exercised in 2014 compared to 2013 — and a $7.1 million increase in cash dividends paid, which increased to $35.8 million in 2014 from $28.7 million in 2013. Payments for our repurchase of common stock increased by $5.1 million to $32.8 million in 2014 from $27.7 million in 2013.

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

Fiscal Year 2015

In December 2014 we acquired 100% of the outstanding shares of Filter Resources, Inc., Filtration, Inc. and Fabrication Specialties, Inc. (collectively, "Filter Resources") for approximately $21.9 million, approximately $20.9 million of which was paid in cash at closing, which we funded with cash on hand.

In 2011 we announced that we intended to invest approximately $28.0 million to expand our manufacturing facility in Yankton, South Dakota to add capacity to produce heavy-duty engine filters. This additional capacity will support sales growth in the U.S. and for export. Through the end of 2014 we had invested approximately $17.1 million in this facility, which additional capacity became operational in 2013. We anticipate that additional equipment investments of approximately $10.9 million will be added to this facility through 2017.

In January 2013 we announced that we intend to invest approximately $40.0 million in our Engine/Mobile Filtration segment to build a new warehouse and distribution center adjacent to our manufacturing facility in Kearney, Nebraska. Through the end of 2014 we had incurred approximately $26.1 million in costs related to this project. The project is anticipated to be completed in 2015.

We expect to incur incremental costs of $4.0 million to $5.0 million in 2015 for planning and implementation of strategic information technology projects, including the expected implementation of an enterprise resource planning ("ERP") system at our Engine/Mobile Filtration segment global operating units. We view these incremental costs as investments for the future to facilitate the execution of our long-term strategic growth initiatives.

We have no material long-term purchase commitments.

We will continue to assess repurchases of our common stock.  In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period.  During 2014, we repurchased and retired 0.5 million shares of our common stock for $32.8 million at an average price of $61.27 per share.  During 2013, we repurchased and retired 0.5 million shares of our common stock for $27.7 million at an average price of $51.88 per share.  At the end of 2014, there was approximately $208.5 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, debt repayments, capital expenditures, acquisitions, interest rates and the market price of our common stock.

The following table summarizes our current fixed cash obligations as of the end of fiscal year 2014 for the years indicated:

	Payments Due by Period as of November 30, 2014
(Dollars in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Pension plan and other post-retirement contributions	$15.2	$0.7	$0.5	$6.5	$7.5
Operating leases	39.4	12.6	14.6	5.7	6.5
Open purchase orders	158.4	150.4	6.8	1.2	—
Long-term debt	411.6	0.2	403.8	0.1	7.5
Interest on long-term debt	17.8	5.4	12.1	—	0.3
Total	$642.4	$169.3	$437.8	$13.5	$21.8

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

At the end of fiscal year 2014, our gross liability for uncertain income tax provisions was $2.5 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note I to the Consolidated Financial Statements.  We had no variable interest entity or special purpose entity agreements during 2014 or 2013.

OTHER MATTERS

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

The following lists the most critical accounting estimates used in preparing the Consolidated Financial Statements which require us to use significant judgment and estimates of amounts that are inherently uncertain:

•
Goodwill and Indefinite-lived Intangible Assets – At November 30, 2014 we had $584.1 million of goodwill and indefinite-lived intangible assets, representing 31% of our total assets. At November 30, 2013 we had $284.0 million of goodwill and indefinite-lived intangible assets, representing 20% of our total assets. We review goodwill for impairment annually during the fourth quarter and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These reviews of fair value involve judgment and estimates of discount rates, terminal values, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions.  All goodwill is allocated to a reporting unit component at the time of acquisition.  We have determined that the reporting unit components meet the criteria for aggregation into five reporting units.  These reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods.  In performing our impairment reviews, we estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows using market participant based assumptions.  We further analyzed various discount rates, transaction and capital market multiples and cash flows for aggregated reporting units to assess the reasonableness of our estimates and assumptions. Using the relief-from-royalty method, we assess our trademarks and trade names for impairment on an annual basis during the fourth quarter or more often if an event occurs or changes in circumstances indicate that the carrying amount of indefinite-lived intangible assets may not be recoverable. These reviews of fair value involve judgment and estimates, including projected revenues, royalty rates and discount rates.  We believe our valuation techniques and assumptions are reasonable for this purpose.  We have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets.  The results of our analysis performed as of November 30, 2014 indicated that the estimated fair value of each reporting unit and indefinite-lived intangible asset was substantially in excess of its carrying value and, accordingly, no impairment existed. There were no goodwill or indefinite-lived intangible asset impairment charges recorded in fiscal years 2014, 2013 or 2012.

•
Definite-lived Intangible Assets – At November 30, 2014 we had $270.6 million of definite-lived intangible assets, net of accumulated amortization, representing 14% of our total assets. At November 30, 2013 we had $47.2 million of definite-lived intangible assets, net of accumulated amortization, representing 3% of our total assets. We review definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the definite-lived intangible assets may not be recoverable. There were no definite-lived intangible asset impairment charges recorded in fiscal years 2014, 2013 or 2012.

•
Allowance for Losses on Accounts Receivable – Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which we sell and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends.  Our concentration of risk is also monitored and at the end of 2014, the largest outstanding customer account balance was $18.5 million and the five largest account balances totaled $43.2 million.  The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations.

•
Pensions – Our pension net periodic benefit expense and related obligations are determined using a number of significant actuarial assumptions, including those related to discount rates, long-term rates of return on pension plan assets and rates of compensation increases.  The discount rate assumption is intended to reflect the rate at which the pension benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plans. The discount rates used for each plan were based on the Citigroup Pension Discount Curve.  The projected benefit payments in each year were discounted using the appropriate spot rate from the curve.  For each plan, a single discount rate was determined that produced the same total discounted value.  That rate, rounded to 25 basis points, was the discount rate selected for the plan.  At November 30, 2014 the 3.75% discount rate used for the qualified plans for U.S. employees and the 3.0% discount rate used for the non-qualified plans for U.S. employees were selected as the best estimates of the rates at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plans using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits.  The 7.0% expected return on plan assets was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.  The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the qualified plan.  The mortality table for the qualified plans is determined based on the actuarial table that is most reflective of the expected mortality of the plan participants.  The mortality table adopted (RP 2014 blend with MP-2014 mortality table) was developed for pension plans by a Society of Actuaries study.  The mortality table used for the nonqualified pension plan is specified by the plan agreement.  The assumptions are similarly determined for each pension obligation.  Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation.

In 2015, a 0.25% reduction in the discount rate would result in additional expense of approximately $0.3 million and a 0.25% reduction in the expected return on plan assets would result in additional expense of approximately $0.4 million for our qualified defined benefit pension plans for U.S. covered employees.  Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.  The unrecognized net actuarial loss of $61.1 million at year-end 2014 is due primarily to changes in assumptions related to discount rates and expected asset returns compared to actual asset returns.  This actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans.  See Note J to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). The amendments do not change the current requirement for reporting net income or other comprehensive income in financial statements; however, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2012, although early adoption is permitted. The adoption of this guidance on the first day of fiscal year 2014 did not have a material impact on the Company's Consolidated Financial Statements.

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2014 (fiscal year 2016 for the Company). The Company does not expect the adoption of this guidance on the first day of fiscal year 2016 to have a material impact on its Consolidated Financial Statements.

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

Forward Looking Statements

This 2014 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements made in this 2014 Form 10-K, other than statements of historical fact, are forward-looking statements.  You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

•	statements and assumptions relating to anticipated future growth, earnings, earnings per share, future cash flows and other financial performance measures;

•	statements regarding management's short-term and long-term performance goals;

•	statements regarding anticipated order patterns from our customers and our backlog or the anticipated economic conditions of the industries and markets that we serve;

•	statements related to the performance of the U.S., European and other economies generally;

•
statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including the acquisitions of Filter Resources, the Stanadyne Business, the GE Air Filtration business and the Bekaert Business and potential future acquisition opportunities;

•	statements regarding our current cost structure positions and ability to capitalize on anticipated growth initiatives, including the expansion of facilities;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources and borrowing capacity under the Credit Facility and the Term Loan Facility;

•	statements regarding anticipated payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to pending claims or litigation, including the anticipated outcome of the 3M lawsuit referenced in Note L;

•	statements relating to the availability of raw materials and other supplies; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) the health of the markets we serve, including the oil & gas market, (5) customer concentration issues in certain geographic locations and in respect of certain of our businesses, (6) our ability to integrate the businesses we have acquired, (7) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (8) commodity price increases and/or limited availability of raw materials and component products, including steel, (9) compliance costs associated with environmental laws and regulations, (10) political factors, (11) our international operations, (12) highly competitive markets, (13) governmental laws and regulations, (14) potential information systems interruptions and intrusions, (15) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (16) changes in accounting standards or adoption of new accounting standards, (17) adverse effects of natural disasters, (18) legal challenges, including with respect to intellectual property, (19) product liability exposure, (20) changes in tax rates or exposure to additional income tax liabilities, (21) potential labor disruptions, and (22) other factors described in more detail in the “Risk Factors” section of this 2014 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may differ materially from our past results as a result of various risks and uncertainties, including these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements.  These statements speak only as of the date of this 2014 Form 10-K.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risks described in this 2014 Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason after the date of this 2014 Form 10-K.

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

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash, cash equivalents and certain short-term, highly liquid investments.  Interest rate fluctuations could affect earnings, cash flows or the fair value of our financial liabilities.  Our debt obligations are primarily at variable rates and are denominated in U.S. dollars.  To minimize the long-term costs of borrowing, we manage our interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements and the duration of such agreements. From time-to-time, we have also made use of derivative financial instruments to manage certain interest rate risks, although we did not utilize any such derivative financial instruments in 2014 or 2013.  The $395.0 million of long-term debt outstanding on our Term Loan Facility at November 30, 2014 bears interest at a variable interest rate that fluctuates with market rates. In 2015, a hypothetical 1% increase in the interest rates that apply to the average borrowings on our Term Loan Facility could cause our annual interest expense to increase by approximately $4.0 million. Our return on cash and cash equivalents is also subject to interest rate risk.  Based upon the $94.1 million in cash and cash equivalents at the end of 2014, a hypothetical 0.25% change in interest rates could impact annual interest income by approximately $0.2 million.  These hypothetical changes in interest expense and interest income would increase or decrease as cash and cash equivalents increase or decrease.

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

When we acquired CLARCOR Industrial Air, approximately $50.0 million of the $260.3 million purchase price was paid through a U.K. subsidiary of the Company, using funds advanced from one of our U.S. subsidiaries through a European holding company. We intend to settle the underlying inter-company advances in cash. Therefore, we are exposed to translation risk from changes in foreign currency rates on the inter-company advances. In 2014 we made use of foreign currency forward contracts to manage this translational foreign exchange risk. From time to time, we also use foreign currency forward contracts to hedge against changes in foreign currency exchange rates on certain unrecognized firm sales commitments expected to be settled at future dates. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We mitigate this market risk by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. We enter into derivative instruments for risk management purposes only. We do not hold or issue derivatives for trading or speculative purposes. For more information on derivative instruments and hedging activities, see Note F in the Notes to Consolidated Financial Statements.

We are also exposed to transaction risk from changes in foreign currency rates through sales and purchasing transactions when we sell products in functional currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include U.S. Dollar, Euro, British Pound Sterling, Canadian Dollar, Chinese Yuan Renminbi, Australian Dollar, Malaysian Ringgit, Mexican Peso, Brazilian Real, Moroccan Dirham and South African Rand. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency transaction risk on sales and purchasing transactions. Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in several markets that we serve, which we believe creates a natural hedge to our foreign currency exchange rate risk. In 2014, the percentages of our net sales denominated in a currency other than the U.S. Dollar were as follows:

Percentage of 2014 Net Sales
Functional currency:
Euro	6%
British Pound	5%
Chinese Yuan	3%
Canadian Dollar	3%
All other foreign currencies	5%
22%

Currency exchange rates vary daily and often one currency strengthens against the U.S. Dollar while another currency weakens.  Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.  However, if the U.S. Dollar strengthened or weakened 10% relative to the currencies where our foreign income and cash flows are derived, the estimated effect on the consolidated results of operations would be $0.06 per diluted share based upon 2014 results.  The effect of changes in the average foreign currency translation rates in 2014 compared to 2013 unfavorably impacted our operating profit by approximately $1.5 million in 2014.

Commodity Prices

We are exposed to changing commodity prices, including but not limited to, steel, filter media, resins and other chemicals. Historically, since a large majority of our business units deal with aftermarket customers (as opposed to first-fit or OEM customers) where we have greater control of pricing, we have generally been able to successfully pass significant commodity price increases onto our customers. In addition, due to the nature of our aftermarket filtration products, we believe our customer demand is rather inelastic, meaning reasonable price increases do not significantly impact customer demand. In addition, our business units which manufacture filtration vessels or systems are typically able to time customer price quotations with steel purchases and are able to base quotations on actual steel costs. If we were not able to pass through commodity price increases to our customers, we estimate a 1% increase/decrease in the price of all the commodities we purchase would increase/decrease cost of sales and decrease/increase operating profit by approximately $6.1 million based upon 2014 results.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2014 Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 29, 2014, the end of the period covered by this 2014 Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company.  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of November 29, 2014.

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended November 29, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On December 16, 2013, the Company acquired the Air Filtration business of General Electric Company's Power & Water division (now operated as "CLARCOR Industrial Air") and on May 1, 2014, the Company acquired the Stanadyne Business (now operated as "CLARCOR Engine Mobile Solutions"), each of which was a material business combination, as discussed in Note B in the Notes to Consolidated Financial Statements included in Part IV, Item 15(a)(1) of this 2014 Form 10-K. We considered the results of our pre-acquisition due diligence activities, the continuation by CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions of their respective established internal controls over financial reporting, and preliminary additional internal controls over financial reporting put in place at such businesses by the Company on or prior to November 29, 2014. The objectives of the established internal controls over financial reporting at CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions are consistent, in all material respects, with the Company's objectives. The Company is in the process of completing a more comprehensive review of internal controls over financial reporting at CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions, respectively, and will be implementing changes to further align such reporting and internal controls with the rest of the Company. As a result of the timing of the acquisitions and the changes that are anticipated to be made, the Company has excluded CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions from management's assessment of the Company's internal control over financial reporting as of November 29, 2014. CLARCOR Industrial Air's total assets and total revenues represent 17% and 15%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended November 29, 2014. CLARCOR Engine Mobile Solution's total assets and total revenues represent 21% and 4%, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended November 29, 2014.

The effectiveness of the Company’s internal control over financial reporting as of November 29, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this 2014 Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required hereunder is set forth in the Proxy Statement under the captions “Election of Directors — Information Concerning Nominees and Directors” and “Corporate Governance — Committees of the Board”, and is incorporated herein by reference. Additional information required hereunder is set forth in the Proxy Statement under the caption “Beneficial Ownership of the Company’s Common Stock — Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required hereunder is set forth in the Proxy Statement under the captions “Compensation of Executive Officers and Other Information”, “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Corporate Governance — Meetings and Fees” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required hereunder is set forth in the Proxy Statement under the caption “Equity Compensation Plan Information” and under the captions “Beneficial Ownership of the Company’s Common Stock — Certain Beneficial Owners” and "Beneficial Ownership of the Company's Common Stock — Directors and Executive Officers" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required hereunder is set forth in the Proxy Statement under the captions “Corporate Governance — Certain Transactions” and “Corporate Governance — Independence” and under the caption “Corporate Governance — Committees of the Board” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required hereunder is set forth in the Proxy Statement under the captions “Ratification of Appointment of Independent Registered Accounting Firm — Amounts Paid to PricewaterhouseCoopers LLP” and "Ratification of Appointment of Independent Registered Accounting Firm — Audit Committee Pre-Approval Process" and is incorporated herein by reference.

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

2.2(a)
Amendment to Purchase Agreement, dated as of December 14, 2013, by and between the Company and General Electric Company. Incorporated by reference to Exhibit 2.2(a) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2013.

2.3
Stock Purchase Agreement, dated as of April 28, 2014, by and among the Company, Clean Seller, LLC, Stanadyne Holdings, Inc. and Stanadyne Corporation. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed April 28, 2014.

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
The registrant’s Supplemental Retirement Plan (as amended and restated effective December 1, 1994).  Incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 1994. +

10.4
Form of Change in Control Agreement with each of the Company's executive officers and other Company executives. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on December 30, 2008 (the “2008 8-K”). +

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

10.6(c)
Amendment No. 2 to Credit Agreement and Amendment No. 2 to Subsidiary Guaranty, dated as of May 1, 2014, by and among the Company, the lenders party thereto and Bank of America, N. A., as administrative agent, as swing line lender and as a letter of credit issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2014.

10.7
Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including grants to executive officers, made under the 2004 Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006 (the “2006 10-K”). +

10.7(a)
Form of Stock Option Agreement used by Company for certain executive officers and certain other senior members of Company management receiving stock option awards made under the 2004 Plan. Incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007. +

10.7(b)
Form of Agreement for the Issuance of Restricted Stock Units used by Company for all employees receiving restricted stock units, including executive officers, made under the 2004 Plan.   Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009. +

10.7(c)
Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including grants to executive officers, made under the 2009 Plan. Incorporated by reference to Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2013. +

10.7(d)
Form of Agreement for the Issuance of Restricted Stock Units used by Company for all employees receiving restricted stock units, including executive officers, made under the 2009 Plan. Incorporated by reference to Exhibit 10.7(d) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2013. +

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

*10.10	Summary of Compensation Paid to Non-Employee Directors and Named Executive Officers. +
10.11	CLARCOR Inc. 2014 Incentive Plan (the “2014 Plan”). Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2014. +
*12.1	Statement Re Computation of Certain Ratios.
*13	The “11-Year Financial Review.”
*21	Subsidiaries of the Registrant.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Christopher L. Conway, President and Chief Executive Officer of the Company, pursuant to Rule13a-14(a) of the Exchange Act.
*31.2	Certification of David J. Fallon, Chief Financial Officer and Chief Accounting Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*32.1	Certification of Christopher L. Conway, President and Chief Executive Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32.2	Certification of David J. Fallon, Chief Financial Officer and Chief Accounting Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
___________________
*    Filed or furnished herewith.
**    Submitted electronically with this 2014 Annual Report on Form 10-K
+    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 23, 2015

CLARCOR Inc.
(Registrant)
By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway
Chairman of the Board, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 23, 2015	By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway Chairman of the Board, President & Chief Executive Officer

Date: January 23, 2015	By:	/s/ DAVID J. FALLON
David J. Fallon Chief Financial Officer & Chief Accounting Officer

Date: January 23, 2015	By:	/s/ JAMES W. BRADFORD, JR.
James W. Bradford, Jr. Director

Date: January 23, 2015	By:	/s/ ROBERT J. BURGSTAHLER
Robert J. Burgstahler Director

Date: January 23, 2015	By:	/s/ WESLEY M. CLARK
Wesley M. Clark Director

Date: January 23, 2015	By:	/s/ PAUL DONOVAN
Paul Donovan Director

Date: January 23, 2015	By:	/s/ MARK A. EMKES
Mark A. Emkes Director

Date: January 23, 2015	By:	/s/ ROBERT H. JENKINS
Robert H. Jenkins Director

Date: January 23, 2015	By:	/s/ PHILLIP R. LOCHNER, JR.
Phillip R. Lochner, Jr. Director

Date: January 23, 2015	By:	/s/ JAMES L. PACKARD
James L. Packard Director

CLARCOR Inc.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended November 30,
2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CLARCOR Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries (the "Company") at November 29, 2014 and November 30, 2013 and the results of their operations and their cash flows for each of the three years in the period ended November 29, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 29, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control over Financial Reporting, management has excluded CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions from its assessment of internal control over financial reporting as of November 29, 2014 because these businesses were acquired by the Company in fiscal year 2014. We have also excluded these two businesses from our audit of internal control over financial reporting. CLARCOR Industrial Air is a subsidiary whose assets and revenues represent 17% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 29, 2014. CLARCOR Engine Mobile Solutions is a subsidiary whose assets and revenues represent 21% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended November 29, 2014.

/s/ PricewaterhouseCoopers LLP
Nashville, TN
January 23, 2015

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended November 30, 2014, 2013 and 2012
(Dollars in thousands except share data)

	2014	2013	2012
Net sales	$1,512,854	$1,130,770	$1,121,765
Cost of sales	1,015,819	760,561	741,433
Gross profit	497,035	370,209	380,332

Selling and administrative expenses	286,607	195,593	197,618
Operating profit	210,428	174,616	182,714

Other income (expense):
Interest expense	(3,700)	(615)	(527)
Interest income	420	690	600
Other, net	4,415	(391)	210
	1,135	(316)	283

Earnings before income taxes	211,563	174,300	182,997
Provision for income taxes	67,380	55,950	59,657

Net earnings	144,183	118,350	123,340

Net earnings attributable to noncontrolling interests, net of tax	(99)	(274)	(354)

Net earnings attributable to CLARCOR Inc.	$144,084	$118,076	$122,986

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.86	$2.36	$2.45
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.83	$2.34	$2.42

Weighted average number of shares outstanding - Basic	50,405,549	49,988,577	50,285,480
Weighted average number of shares outstanding - Diluted	50,871,249	50,538,947	50,882,191

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
For the years ended November 30, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Net earnings	$144,183	$118,350	$123,340

Other comprehensive income:
Pension and other postretirement benefits —
Pension and other postretirement benefits liability adjustments	(12,434)	33,315	(10,240)
Pension and other postretirement benefits liability adjustments tax amounts	4,645	(12,286)	4,006
Pension and other postretirement benefits liability adjustments, net of tax	(7,789)	21,029	(6,234)

Foreign currency translation —
Translation adjustments	(16,477)	918	(1,085)
Translation adjustments tax amounts	—	—	—
Translation adjustments, net of tax	(16,477)	918	(1,085)

Comprehensive earnings	119,917	140,297	116,021

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(184)	(245)	(155)
Comprehensive loss (earnings) attributable to redeemable noncontrolling interests	249	(82)	(197)

Comprehensive earnings attributable to CLARCOR Inc.	$119,982	$139,970	$115,669

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2014 and 2013
(Dollars in thousands except share data)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$94,064	$411,562
Restricted cash	—	763
Accounts receivable, less allowance for losses of $10,811 for 2014 and $9,183 for 2013	305,580	224,829
Inventories	274,718	218,786
Deferred income taxes	37,749	25,313
Income taxes receivable	—	1,000
Prepaid expenses and other current assets	16,796	9,868
Total current assets	728,907	892,121

Property, plant and equipment, at cost, less accumulated depreciation	288,356	208,953
Goodwill	507,172	241,299
Acquired intangibles, less accumulated amortization	347,578	89,881
Other noncurrent assets	16,756	16,589
Total assets	$1,888,769	$1,448,843
LIABILITIES
Current liabilities:
Current portion of long-term debt	$233	$50,223
Accounts payable	97,885	79,164
Accrued liabilities	120,036	78,374
Income taxes payable	6,226	—
Total current liabilities	224,380	207,761

Long-term debt, less current portion	411,330	116,413
Long-term pension and postretirement healthcare benefits liabilities	33,266	19,792
Deferred income taxes	104,250	64,415
Other long-term liabilities	8,853	5,753
Total liabilities	782,079	414,134

Contingencies (Note L)
Redeemable noncontrolling interests	1,587	1,836

SHAREHOLDERS' EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 120,000,000 shares, issued 50,204,497 for 2014 and 50,370,541 for 2013	50,204	50,371
Capital in excess of par value	10,644	22,278
Accumulated other comprehensive loss	(54,080)	(29,814)
Retained earnings	1,097,292	989,013
Total CLARCOR Inc. equity	1,104,060	1,031,848
Noncontrolling interests	1,043	1,025
Total shareholders' equity	1,105,103	1,032,873
Total liabilities and shareholders' equity	$1,888,769	$1,448,843

 The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2014, 2013 and 2012
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

			(Continued)

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2014, 2013 and 2012
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total
Balance, November 30, 2013	50,370,541	$50,371	$22,278	$(29,814)	$989,013	$1,031,848	$1,025	$1,032,873
Net earnings (excludes redeemable noncontrolling interests)			—	—	144,084	144,084	233	144,317
Other comprehensive loss (excludes redeemable noncontrolling interests)			—	(24,266)	—	(24,266)	(49)	(24,315)
Stock options exercised	322,473	322	10,416	—	—	10,738	—	10,738
Tax benefit applicable to stock options	—	—	2,668	—	—	2,668	—	2,668
Tax benefit applicable to restricted stock	—	—	101	—	—	101	—	101
Issuance and expense of stock under award plans	47,186	47	2,441	—	—	2,488	—	2,488
Purchase and retire stock	(535,703)	(536)	(32,286)	—	—	(32,822)	—	(32,822)
Stock option expense	—	—	5,026	—	—	5,026	—	5,026
Cash dividends - $0.7100 per common share	—	—	—	—	(35,805)	(35,805)	(166)	(35,971)
Balance, November 30, 2014	50,204,497	$50,204	$10,644	$(54,080)	$1,097,292	$1,104,060	$1,043	$1,105,103

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended November 30, 2014, 2013 and 2012
(Dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net earnings	$144,183	$118,350	$123,340
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	30,065	26,329	25,925
Amortization	20,362	5,904	5,890
Other noncash items	995	1,754	(26)
Net loss (gain) on disposition of assets	67	3,862	(725)
Bargain purchase gain	(2,815)	—	—
Stock-based compensation expense	7,278	5,060	6,226
Excess tax benefit from stock-based compensation	(2,769)	(8,528)	(2,007)
Deferred income taxes	911	1,216	9,272
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(28,748)	(11,044)	(7,666)
Inventories	(7,846)	(7,826)	(8,320)
Prepaid expenses and other current assets	(7,004)	(1,833)	(329)
Other noncurrent assets	(2,384)	1,396	(2,836)
Accounts payable, accrued liabilities and other liabilities	2,591	8,363	(5,650)
Pension and postretirement healthcare liabilities, net	915	(20,616)	(13,349)
Income taxes	545	12,854	6,104
Net cash provided by operating activities	156,346	135,241	135,849

Cash flows from investing activities:
Restricted cash	1,339	(197)	240
Business acquisitions, net of cash acquired	(595,328)	—	(5,411)
Payments for purchase of property, plant and equipment	(69,681)	(44,651)	(36,468)
Proceeds from disposition of plant assets	491	3,373	534
Investment in affiliates	(1,073)	(615)	(1,023)
Net cash used in investing activities	(664,252)	(42,090)	(42,128)

Cash flows from financing activities:
Net (payments) borrowings under multicurrency revolving credit agreement	(50,000)	50,000	—
Borrowings under term loan facility	315,000	100,000	—
Payments on term loan facility	(20,000)	—	—
Payments on long-term debt, including business acquisition-related seller financing	(1,620)	(4,037)	(10,500)
Payments of financing costs	(752)	(298)	(564)
Sale of capital stock under stock option and employee purchase plans	12,076	35,047	6,415
Payments for repurchase of common stock	(32,822)	(27,708)	(37,320)
Excess tax benefit from stock-based compensation	2,769	8,528	2,007
Dividend paid to noncontrolling interests	(166)	(206)	—
Cash dividends paid	(35,805)	(28,744)	(24,911)
Net cash provided by (used in) financing activities	188,680	132,582	(64,873)
Net effect of exchange rate changes on cash	1,728	333	649
Net change in cash and cash equivalents	(317,498)	226,066	29,497
Cash and cash equivalents, beginning of period	411,562	185,496	155,999
Cash and cash equivalents, end of period	$94,064	$411,562	$185,496

Cash paid during the period for interest	$3,028	$374	$397
Cash paid during the period for income taxes, net of refunds	$67,534	$42,602	$43,821

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

Accounting Period

The Company's fiscal year-end is the Saturday closest to November 30, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year.  The fiscal years ended November 29, 2014, November 30, 2013 and December 1, 2012 were comprised of fifty-two weeks.  For clarity of presentation in the Consolidated Financial Statements, all fiscal years are shown to begin as of December 1 and end as of November 30.

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

Foreign Currency Translation and Transactions

Financial statements of foreign subsidiaries are translated into U.S. Dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period and equity accounts are translated at historical rates.  Net exchange gains or losses resulting from the translation of foreign financial statements are presented in the Consolidated Statements of Comprehensive Earnings. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Other, net, included in Other income (expense), includes net foreign currency transaction gains (losses) of $1,251, $(520), and $(847) in fiscal years 2014, 2013 and 2012, respectively.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company also has $1,294 and $1,896 of noncurrent restricted cash recorded in Other noncurrent assets as of November 30, 2014 and 2013, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Balance Sheets.

Cash and cash equivalents and restricted cash represent financial instruments with potential credit risk.  The Company mitigates the risk by investing the assets with institutions it believes to be financially sound.

Derivative Instruments and Hedging Activities

The Company is exposed to various market risks that arise from transactions entered into in the normal course of business, including market risks associated with changes in foreign currency exchange rates and changes in interest rates. The Company may make use of derivative instruments to manage certain such risks, including derivatives designated as accounting hedges and/or those utilized as economic hedges which are not designated as accounting hedges. The Company does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recorded at fair value in the Consolidated Balance Sheets. Each derivative is designated as either a fair value hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

hedges are recognized currently in net income. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in fair value of undesignated hedges are recognized currently in net income. All ineffective changes in derivative fair values are recognized currently in net income.

The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedge transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued. Further information related to derivatives and hedging activities is included in Note F of the Notes to Consolidated Financial Statements.

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

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost.  The Company periodically assesses its inventories for potential excess, slow movement and obsolescence and adjusts inventory values accordingly.  Inventories are summarized as follows:

	2014	2013
Raw materials	$101,848	$80,741
Work in process	41,729	34,402
Finished products	131,141	103,643
	$274,718	$218,786

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

Plant assets classified as Assets held for sale are initially measured at the lesser of the assets’ carrying amount or the fair value less costs to sell.  Gains or losses are recognized for any subsequent changes in the fair value less cost to sell; however, gains are only recognized to the extent of cumulative losses previously recognized.  Plant assets classified as Assets held for sale are not depreciated. The Company had no plant assets classified as held for sale as of November 30, 2014 and 2013, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability.  An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  Most of the Company’s trade names and trademarks have indefinite useful lives and are subject to impairment testing.  All other acquired intangible assets, including patents which have an average 14 year life, and other identifiable intangible assets with original lives ranging from 1 to 30 years, are being amortized using the straight-line method over the estimated periods to be benefited.  The Company reviews the lives of its definite-lived intangible assets at least annually during the fourth quarter, and if necessary, impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Impairment of Long-Lived Assets

The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including plant assets, associated identifiable intangible assets and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the years ended November 30, 2014, 2013 and 2012, the Company had no significant impairment losses.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustments and pension related gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through net periodic benefit costs.  Changes in Accumulated other comprehensive loss by component are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Total
Balance at November 30, 2013, net of tax	$(29,878)		$64	$(29,814)
Other comprehensive loss before reclassifications and tax	(15,085)		(16,477)	(31,562)
Tax benefit	5,565		—	5,565
Other comprehensive loss before reclassifications, net of tax	(9,520)		(16,477)	(25,997)
Reclassifications, before tax	2,651	(a)	—	2,651
Tax expense	(920)		—	(920)
Reclassifications, net of tax	1,731		—	1,731
Other comprehensive loss, net of tax	(7,789)		(16,477)	(24,266)
Balance at November 30, 2014, net of tax	$(37,667)		$(16,413)	$(54,080)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

(a) Includes amortization of prior service cost and net actuarial loss included in net periodic benefit cost (see Note J) that were reclassified from accumulated other comprehensive loss to selling and administrative expenses.

Stock-based Compensation

Stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the beginning of fiscal year 2006.  The Company issues stock option awards and restricted stock unit awards to employees and issues shares of common stock to non-employee directors under its stock-based incentive plans.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  Compensation cost related to restricted stock units is recorded based on the market price of the Company’s common stock on the grant date.  The Company recognizes compensation expense from the date of grant on a straight-line basis over a four year period or to the date retirement eligibility is achieved, whichever is shorter.  For those who are already retirement eligible on the date of grant, compensation expense is recognized immediately.

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

The Company uses the percentage of completion accounting revenue recognition method for qualifying contracts under which products are manufactured to customer specifications.  Approximately $35,537, $42,002 and $34,466 of the Company’s total revenue for fiscal years 2014, 2013 and 2012, respectively, was recognized under the percentage of completion accounting method.  Revenue is recognized on contracts utilizing the percentage of completion method based on costs incurred as a percentage of estimated total costs.  Revenue recognized on uncompleted contracts in excess of amounts billed to customers is reflected as a current asset.  Amounts billed to customers in excess of revenue recognized on uncompleted contracts are reflected as a current liability. When it is estimated that a contract will result in a loss, the entire amount of the estimated loss is accrued. The effect of revisions in costs and profit estimated for contracts is reflected in the accounting period in which the facts requiring the revisions become known.

Product Warranties

The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time existence of the claims is known and the amounts are reasonably determinable.

Research and Development

The Company charges research and development costs, relating to the development of new products or the improvement or redesign of its existing products, to expense when incurred.  These costs were approximately $18,102 in 2014, $11,334 in 2013 and $11,811 in 2012.

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

Guarantees

At November 30, 2014 and 2013, the Company had letters of credit totaling $33,359 and $28,541, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations.  The Company believes that no payments will be required resulting from these obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined.  The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

New Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued guidance to improve the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). The amendments do not change the current requirement for reporting net income or other comprehensive income in financial statements; however, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance is effective for annual and interim periods beginning after December 15, 2012, although early adoption is permitted. The adoption of this guidance on December 1, 2013 did not have a material impact on the Consolidated Financial Statements. For additional information, refer to "Accumulated Other Comprehensive Loss" above.

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
CLARCOR Engine Mobile Solutions has approximately 200 employees and is headquartered in Windsor, Connecticut, with manufacturing operations in Washington, North Carolina. Its results are included as part of the Company’s Engine/Mobile Filtration segment from the date of acquisition. The purchase price paid was approximately $327,719 in cash (cash to Stanadyne Corporation of $327,719, net of $0 cash acquired), which the Company funded with cash on hand, a $315,000 term loan and $10,000 borrowed under the Company’s revolving credit agreement (see Note H).

An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The Company is currently in the process of finalizing the valuation of the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation within one year of the purchase date.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of CLARCOR Engine Mobile Solutions:

Accounts receivable	$19,548
Inventories	7,257
Deferred income taxes	4,121
Property, plant and equipment	10,176
Goodwill	194,989
Intangible assets	146,430
Total assets acquired	382,521
Current liabilities	8,963
Other noncurrent liabilities	2,000
Deferred income taxes	43,839
Net assets acquired	$327,719

The Stanadyne Business was acquired to significantly increase CLARCOR’s presence in the design, manufacture and supply of original equipment diesel fuel filtration products and the related original equipment services aftermarket, while also providing enhanced scale and market presence to support growth for CLARCOR’s other Engine/Mobile Filtration businesses — including the heavy-duty fuel, oil, hydraulic and air filtration products manufactured and marketed by Baldwin Filters — through original equipment customers and services channels. Goodwill of $194,989 recorded in connection with the acquisition, which is not deductible for tax purposes, represents the estimated value of such future opportunities. A summary of the intangible assets acquired is shown in the following table:

	Estimated	Weighted average	Amortization
Identifiable intangible assets	Value	Useful life	Method
Customer relationships	$135,250	13 years	Straight-line
Developed technology	11,000	10 years	Straight-line
Trademarks	180	Indefinite	Not amortized
	$146,430

Net sales and operating profit attributable to CLARCOR Engine Mobile Solutions from May 1, 2014 (the date of the closing of the acquisition) through November 30, 2014 were $65,701 and $11,604, respectively.
CLARCOR Industrial Air
On December 16, 2013, the Company acquired the Air Filtration business of General Electric Company’s (“GE”) Power and Water division through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the stock of a subsidiary of GE. The business, which now operates as “CLARCOR Industrial Air”, was acquired to significantly increase the Company’s presence in air inlet filtration products for natural gas turbines and to expand the Company’s product offerings, technologies and customer base in industrial air filtration. CLARCOR Industrial Air employs approximately 700 people and is headquartered in Overland Park, Kansas, with manufacturing operations in Missouri and the United Kingdom. Its results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The purchase price paid was approximately $260,312 in cash (cash to GE of $263,758, net of $3,446 cash acquired), which the Company funded with cash on hand, a $100,000 term loan and $50,000 of cash borrowed under the Company’s revolving credit agreement (see Note H).
CLARCOR Industrial Air operates primarily in three markets — gas turbine filtration, industrial air filtration, and specialty membranes. In gas turbine filtration, CLARCOR Industrial Air designs and manufactures high performance inlet filter houses and replacement filter elements for gas turbines used in a wide range of applications, including on-shore power generation plants,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

on-shore and off-shore oil and gas platforms and pipelines, distributed power generation and commercial and military marine applications. In industrial air filtration, CLARCOR Industrial Air designs and manufactures high performance filter elements for use in a variety of industries, sold to a wide range of customers under various trade names. The specialty membrane business designs and manufactures high performance membranes for apparel and microfiltration.
An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The Company is currently in the process of finalizing the valuations of assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation within one year of the purchase date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of CLARCOR Industrial Air:

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
	$133,020

Net sales and operating profit attributable to CLARCOR Industrial Air from December 16, 2013 (the date of the closing of the acquisition) through November 30, 2014 were $226,709 and $13,984, respectively.
Unaudited Pro Forma Results for CLARCOR giving effect to the acquisitions of CLARCOR Engine Mobile Solutions and CLARCOR Industrial Air
The following unaudited pro forma information presents the combined results of operations of CLARCOR, CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions as if both acquisitions had been completed on the first day of fiscal 2013. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations or future results that would have been achieved if the acquisitions and related borrowings had taken place at the beginning of fiscal 2013. The pro forma information combines the historical results of CLARCOR with the historical results of CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions for the periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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
The unaudited pro forma results for the twelve months ended November 30, 2014 and November 30, 2013 include amortization charges for acquired intangible assets, and adjustments to depreciation expense, interest expense, transaction costs incurred, adjustments to cost of sales to reflect the estimated fair values of inventory at the acquisition date, other income and related tax effects. The unaudited pro forma results do not give effect to any synergies, operating efficiencies or cost savings that may result from these acquisitions. These pro forma amounts are based on an allocation of the purchase price to estimates of the fair values of the assets acquired and liabilities assumed. The pro forma amounts include the Company’s determination of purchase accounting adjustments based on available information and certain assumptions that the Company believes are reasonable.

	Twelve Months Ended November 30, 2014						Twelve Months Ended November 30, 2013
	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma
Net sales	$1,512,854	$46,837		$15,422		$1,575,113	$1,130,770	$105,744		$222,546		$1,459,060
Operating profit	210,428	17,677	(a)	8,814	(b)	236,919	174,616	24,830	(c)	3,047	(d)	202,493
Net earnings attributable to CLARCOR	144,084	10,485		6,551		161,120	118,076	13,789		1,703		133,568
Diluted earnings per share	$2.83	$0.21		$0.13		$3.17	$2.34	$0.27		$0.03		$2.64

(a)
Includes adjustments to remove transaction costs of $3,035 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $1,368, which have been pushed back to the twelve months ended November 30, 2013 for pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(b)
Includes adjustments to remove transaction costs of $2,089 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $4,342, which have been pushed back to the twelve months ended November 30, 2013 for pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(c)
Includes adjustments to push back transaction costs of $3,035 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $1,368. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(d)
Includes adjustments to push back transaction costs of $2,089 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $4,342. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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
An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. Acquired finite-lived intangible assets of $2,057 were recorded in connection with the purchase. The $2,815 excess of the fair value of the identifiable assets acquired and liabilities assumed over the purchase price was recorded as a bargain purchase gain and is included in “Other, net” income in the Consolidated Statements of Earnings. Prior to recording this gain, the Company reassessed its identification of assets acquired and liabilities assumed, including the use of independent valuation experts to assist the Company in appraising the personal property, real property and intangible assets acquired. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including the business falling outside of NV Bekaert SA’s core activities and historical losses incurred by the business. The Company expects to finalize the purchase price allocation within one year of the purchase date.
Net sales and operating loss attributable to the Bekaert Business for the year ended November 30, 2014 were $13,926 and $21, respectively.
Modular
On May 9, 2012, the Company acquired 100% of the shares of Modular Engineering Company Pty Ltd. ("Modular") for $7,875. An initial payment of $5,237 was made at closing with the remaining purchase price, and interest thereon, to be paid in two installments on the first and second anniversaries of the original closing date. The first installment of $1,530 was made on May 8, 2013 and the second installment of $1,391 was paid on May 8, 2014.

Investments

The Company owns 30% of BioProcess H2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, with an original cost of $4,000.  During the years ended November 30, 2014, 2013, and 2012 the Company did not make any additional investments. Under the terms of the agreement with BPH, the Company has the right, but not the obligation, to acquire additional ownership shares and eventually complete ownership of BPH over several years at a price based on, among other factors, BPH’s operating income.  The investment, with a carrying amount of $2,918 and $3,097, at November 30, 2014 and 2013, respectively, included in Other noncurrent assets in the Consolidated Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH based on the percentage of ownership, as well as the receipt of any dividends.  The Company did not receive any dividends from BPH during the years ended November 30, 2014, 2013, or 2012.  The equity investment is periodically reviewed for indicators of impairment.

The Company also owns a 14.85% share in BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the years ended November 30, 2014, 2013 and 2012, the Company invested an additional $1,073, $392 and $1,114, respectively, all of which the Company had funded as of November 30, 2014. The investment, with a carrying amount of $3,277 and $2,204, at November 30, 2014 and November 30, 2013, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has occurred.  During the years ended November 30, 2014, 2013, and 2012 the Company received dividends of $0, $0, and $1,200 from Algae, which are included in Other, net, in the accompanying Consolidated Statements of Earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA ("SINFA"), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, which is included in the Engine/Mobile Filtration segment.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  As of November 30, 2014, neither the Company nor the noncontrolling interest owners had exercised the purchase option. The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Balance Sheets.  The Redeemable noncontrolling interests is reflected at its carrying value, which is greater than its estimated redemption price. The Redeemable noncontrolling interests will be accreted to the redemption price, through equity, at the point at which the redemption becomes probable. The Company has not recorded any accretion to date.

C.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following assets at November 30, 2014 and 2013:

	2014	2013
Land	$12,330	$9,444
Buildings and building fixtures	154,296	119,207
Machinery and equipment	428,530	388,669
Construction in process	50,764	24,420
	645,920	541,740
Accumulated depreciation	(357,564)	(332,787)
	$288,356	$208,953

At November 30, 2014 and 2013, additions to property, plant and equipment totaling $3,135 and $1,079, respectively, were included in Accounts payable and $1,983 and $621, respectively, were included in Accrued liabilities.  During the years ended November 30, 2014 and 2013, additions to property, plant and equipment of $156 and $270, respectively, were acquired under capitalized leases.

D.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The following table reconciles the activity for goodwill by segment for fiscal years 2014 and 2013.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2012	$21,593	$220,331	$—	$241,924
Acquisitions	—	—	—	—
Currency translation adjustments	275	(900)	—	(625)
November 30, 2013	$21,868	$219,431	$—	$241,299
Acquisitions	194,989	74,324	—	269,313
Currency translation adjustments	(743)	(2,697)	—	(3,440)
November 30, 2014	$216,114	$291,058	$—	$507,172

The Company completed an annual impairment review at each fiscal year-end and concluded there was no impairment of goodwill.  In performing the impairment reviews, the Company estimated the fair values of the reporting units using a present

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2014
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$76,150	$—	$76,933

Finite Lived Intangibles:
Trademarks - finite lived, gross	$294	$488	$—	$782
Accumulated amortization	(119)	(342)	—	(461)
Trademarks - finite lived, net	$175	$146	$—	$321

Customer relationships, gross	$139,551	$121,741	$—	$261,292
Accumulated amortization	(8,109)	(29,285)	—	(37,394)
Customer relationships, net	$131,442	$92,456	$—	$223,898

Other acquired intangibles, gross	$11,243	$60,958	$—	$72,201
Accumulated amortization	(884)	(24,891)	—	(25,775)
Other acquired intangibles, net	$10,359	$36,067	$—	$46,426

Total finite lived intangible assets, net	$141,976	$128,669	$—	$270,645
Acquired intangible assets, less accumulated amortization	$142,759	$204,819	$—	$347,578

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2013
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$603	$42,058	$—	$42,661

Finite Lived Intangibles:
Trademarks - finite lived, gross	$307	$488	$—	$795
Accumulated amortization	(104)	(329)	—	(433)
Trademarks - finite lived, net	$203	$159	$—	$362

Customer relationships, gross	$4,309	$45,244	$—	$49,553
Accumulated amortization	(1,870)	(20,161)	—	(22,031)
Customer relationships, net	$2,439	$25,083	$—	$27,522

Other acquired intangibles, gross	$243	$39,894	$—	$40,137
Accumulated amortization	(243)	(20,558)	—	(20,801)
Other acquired intangibles, net	$—	$19,336	$—	$19,336

Total finite lived intangible assets, net	$2,642	$44,578	$—	$47,220
Acquired intangible assets, less accumulated amortization	$3,245	$86,636	$—	$89,881

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

Amortization expense for the years ended:
2014	$20,362
2013	5,904
2012	5,890

Estimated amortization expense for the next five years:
2015	$24,400
2016	24,269
2017	24,031
2018	23,368
2019	23,221

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2014
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$437	$437	$—	$—
Mutual fund investments - bonds	442	442	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$893	$893	$—	$—

Foreign exchange contracts, included in Prepaid expenses and other current assets	$362	$—	$362	$—

Foreign exchange contracts, included in Accrued liabilities	$367		$367

November 30, 2013
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$593	$593	$—	$—
Mutual fund investments - bonds	400	400	—	—
Cash and equivalents	31	31	—	—
Total restricted trust	$1,024	$1,024	$—	$—

There were no changes in the fair value determination methods or significant assumptions used in those methods during the year ended November 30, 2014. There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the years ended November 30, 2014 and 2013.  The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value $1,018, which was recorded as an other long-term liability at that time. The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during the Company's fiscal year 2016. The fair value measurement of the contingent earn-out payment is based primarily on projected 2014 and 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent earn-out payment is revalued to its current fair value at each reporting date. The fair value of the TransWeb contingent earn-out payment was $0 at November 30, 2014 and 2013, based on the projected adjusted earnings of TransWeb.

See Note F for information related to the fair values of hedging instruments.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust, derivative instruments and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both November 30, 2014 and 2013.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  A fair value estimate of $408,208 and $166,288 for long-term debt at November 30, 2014 and 2013, respectively, is based on a Level 2 measurement using the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at November 30, 2014 and 2013 is $411,563 and $166,636 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

F.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to various market risks that arise from transactions entered into in the normal course of business. The Company selectively uses derivative instruments to manage certain such risks, including market risks associated with changes in foreign currency exchange rates and changes in interest rates. The Company does not hold or issue derivatives for trading or speculative purposes. A description of each type of derivative utilized by the Company to manage risk is included below. In addition, refer to Note E for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

The Company may elect to designate certain derivatives as hedging instruments under the accounting standards for derivatives and hedging. The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions.

All derivatives are recognized on the balance sheet at fair value and classified based on the instrument's maturity date. The total notional amount of derivatives outstanding at November 30, 2014 was $97,479, which consists of undesignated derivative instruments to manage translational foreign exchange risk related to inter-company advances, and derivatives designated as fair value hedges to manage the risk of changes in foreign currency exchange rates on certain firm sales commitments expected to be settled at future dates.

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets at November 30, 2014 and 2013:

	2014	2013
Prepaid expenses and other current assets
Designated as hedging instruments:
Foreign exchange contracts	—	—
Unrecognized firm sales commitments	248	—
Total designated	$248	$—
Not designated as hedging instruments:
Foreign exchange contracts	362	—
Total not designated	$362	$—
Total derivatives	$610	$—

Accrued liabilities
Designated as hedging instruments:
Foreign exchange contracts	245	—
Unrecognized firm sales commitments	—	—
Total designated	$245	$—
Not designated as hedging instruments:
Foreign exchange contracts	122	—
Total not designated	$122	$—
Total derivatives	$367	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the amounts affecting the Consolidated Statements of Earnings for the years ended November 30, 2014 and 2013:

	2014	2013
Fair value hedges
Foreign exchange contracts - Selling and administrative expenses	$(250)	$—
Unrecognized firm sales commitments - Selling and administrative expenses	252	—
Total designated	$2	$—

Not designated as hedges
Foreign exchange contracts - Selling and administrative expenses	$(135)	$—
Foreign exchange contracts - Other, net income (expense)	2,421	—
Total not designated	$2,286	$—

Fair Value Hedges

The Company is exposed to changes in foreign currency exchange rates on certain unrecognized firm sales commitments expected to be settled at future dates. The Company may use foreign currency forward contracts to manage certain such risks. The Company designates each such contract as a fair value hedge from the date the firm sales commitment and derivative contract are entered into through the date the related sale occurs, at which point the foreign currency forward contract is de-designated as a fair value hedging instrument. All realized and unrealized gains or losses on such foreign currency forward contracts are recognized in income as incurred. Changes in the fair value of the related unrecognized firm sales commitments that arise due to fluctuations in foreign currency exchange rates are also reflected in income and as an asset or liability on the Consolidated Balance Sheets.

The total notional amount of foreign currency contracts designated as fair value hedges outstanding at November 30, 2014 was $6,013. There were no such fair value hedges entered into during the year ended November 30, 2013. The cash flows associated with the periodic settlement of the Company's fair value hedges are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

Undesignated Derivative Instruments

The Company is exposed to changes in foreign currency exchange rates on certain inter-company advances. The Company may use foreign currency forward contracts to manage certain such risks. These forward contracts are not designated as hedging instruments under the accounting standards for derivatives and hedging. These undesignated instruments are recorded at fair value as an asset or liability on the Consolidated Balance Sheets and all realized and unrealized gains or losses on such foreign currency forward contracts are recognized in income as incurred.

The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of November 30, 2014 was $87,440. Additionally, the total notional amount of foreign currency contracts de-designated as fair value hedges outstanding at November 30, 2014 was $4,026. There were no such foreign currency contracts entered into during the year ended November 30, 2013. The cash flows associated with the periodic settlement of the Company's undesignated derivative instruments are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

Counterparty credit risk

By using derivative instruments to manage certain of its risk exposures, the Company is subject, from time to time, to credit risk and market risk on such derivative instruments. Credit risk arises from the potential failure of the counterparty to perform under the terms of the derivative instrument. When the fair value of a derivative instrument is positive, the counterparty owes the Company, which creates credit risk for the Company. The Company mitigates this credit risk by entering into transactions with only creditworthy counterparties. Market risk arises from the potential adverse effects on the value of the derivative that result from changes in foreign currency exchange rates or interest rates, depending on the nature of the derivative. The Company mitigates this market risk by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

G.    ACCRUED LIABILITIES

Accrued liabilities at November 30, 2014 and 2013 were as follows:

	2014	2013
Accrued salaries, wages and commissions	$29,621	$14,908
Pension and postretirement healthcare benefits liabilities	279	278
Compensated absences	9,967	8,600
Accrued insurance liabilities	11,358	7,599
Warranties	9,405	1,599
Customer deposits	23,045	16,081
Other accrued liabilities	36,361	29,309
	$120,036	$78,374

No amounts within the Other accrued liabilities amount shown above exceed 5% of total current liabilities.

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold.  The expenses estimated to be incurred are provided at the time of sale, or when a claim arises, and adjusted as needed, based primarily upon experience.  Changes in the Company’s warranty accrual for the years ended November 30, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Warranty accrual at beginning of period	$1,599	$1,533	$2,580
Accruals for warranties issued during the period	2,187	844	514
Adjustments related to business acquisitions	10,946	—	32
Adjustments related to pre-existing warranties	818	(290)	(691)
Settlements made during the period	(5,872)	(500)	(850)
Other adjustments, including currency translation	(273)	12	(52)
Warranty accrual at end of period	$9,405	$1,599	$1,533

H.    LONG-TERM DEBT

Long-term debt at November 30, 2014 and 2013 consisted of the following:

	2014	2013
Credit Facility:
Multicurrency Revolving Credit Facility	$—	$50,000
Multicurrency Term Loan Facility	395,000	100,000
Industrial Revenue Bonds, at weighted average interest rates of 0.22% and 0.23%, respectively, at November 30, 2014 and 2013	15,820	15,820
Other long-term debt	743	816
Total long-term debt	$411,563	$166,636

Current portion of long-term debt	$233	$50,223
Long-term debt, less current portion	$411,330	$116,413

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

At November 30, 2014, there was $395,000 outstanding on the Term Loan Facility with a weighted average interest rate of approximately 1.05%, there was $0 outstanding on the Credit Facility, and the Company had a remaining borrowing capacity of $133,988. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at both November 30, 2014 and 2013.

As of November 30, 2014 and 2013, industrial revenue bonds issued by the Company include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031 and $8,410 re-issued in cooperation with the South Dakota Economic Development Finance Authority due February 1, 2016.  The interest rates on these bonds are reset weekly.

Principal maturities of long-term debt as of November 30, 2014 and for the next five fiscal years ending November 30 are as follows:

2015	$233
2016	8,659
2017	395,127
2018	42
2019	7
Thereafter	7,495
$411,563

I.    LEASES

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through December 2034.  Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses. The following table summarizes rent expense for the past three fiscal years and commitments for minimum rentals under noncancelable leases having initial or remaining terms in excess of one year at November 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Rent expense for the years ended:
2014	$20,251
2013	16,124
2012	16,699

Future minimum rentals under noncancelable leases:
2015	$12,853
2016	9,110
2017	5,902
2018	3,368
2019	2,379
Thereafter	6,511

J.    PENSION AND OTHER POSTRETIREMENT PLANS

The Company has defined benefit pension plans and a postretirement healthcare benefit plan covering certain current and retired employees.  The Company has frozen participation in its defined benefit plans and postretirement healthcare benefit plan.  For one of the plans, certain current plan participants continue to accrue benefits in the plan, while other current participants do not accrue future benefits under the plan but participate in the Company's defined contribution plan which offers an increased Company match.

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  During 2014, 2013 and 2012, the Company made voluntary contributions to its qualified U.S. pension plans of $0, $1,493 and $15,793, respectively. The Company expects to contribute $0 to its U.S. qualified plans, $221 to its U.S. combined nonqualified plans, $394 to its non-U.S. plan and $58 to its postretirement healthcare benefit plan to pay benefits during 2015.

The projected benefit obligation ("PBO"), accumulated benefit obligation (“ABO”) and fair value of plan assets for qualified pension plans with PBOs and ABOs in excess of plan assets were $202,622, $197,278 and $172,280, respectively, at November 30, 2014.

The U.S. combined nonqualified plans are unfunded; therefore, there are no plan assets; however, the Company had funded $893 and $1,024 at November 30, 2014 and 2013, respectively, into a restricted trust for its U.S. combined nonqualified plans, see Note E.  This trust is included in Other noncurrent assets in the Consolidated Balance Sheets.  The PBO and ABO for the U.S. combined nonqualified plans were $2,358 and $2,198, at November 30, 2014, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following tables show reconciliations of the changes in benefit obligations and plan assets for our pension plans and other postretirement benefits plan as of November 30, 2014 and 2013.  The accrued pension benefit obligation includes an unfunded benefit obligation of $2,358 and $2,012 as of November 30, 2014 and 2013, respectively, related to the Company’s U.S. combined nonqualified plans.

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$176,099	$217,987	$356	$442
Currency translation	(357)	190	—	—
Service cost	1,990	2,485	—	—
Interest cost	7,704	6,934	10	9
Plan participants' contributions	22	39	—	—
Actuarial (gains) losses	27,232	(22,472)	17	(73)
Benefits paid	(7,708)	(29,064)	(197)	(251)
Retiree contributions	—	—	211	229
Benefit obligation at end of year	$204,982	$176,099	$397	$356

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Change in plan assets
Fair value of plan assets at beginning of year	$156,384	$146,307	$—	$—
Currency translation	(348)	174	—	—
Actual return on plan assets	23,396	14,305	—	—
Employer contributions	534	24,623	197	251
Plan participants' contributions	22	39	—	—
Benefits paid	(7,708)	(29,064)	(197)	(251)
Fair value of plan assets at end of year	$172,280	$156,384	$—	$—
Funded status	$(32,702)	$(19,715)	$(397)	$(356)

Accumulated benefit obligation at end of year	$199,476	$170,433	n/a	n/a

Assumptions:
Discount rate - qualified plans	3.75%	4.50%	3.25%	3.00%
Discount rate - nonqualified plans	3.00%	3.25%	n/a	n/a
Rate of compensation increase - qualified plans	4.00%	4.00%	n/a	n/a
Rate of compensation increase - nonqualified plans	4.00%	4.00%	n/a	n/a
Measurement date	11/30/2014	11/30/2013	11/30/2014	11/30/2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Amounts recognized in the Consolidated Balance Sheets as of November 30
Accounts payable and accrued liabilities	$(221)	$(216)	$(59)	$(63)
Long-term pension and postretirement healthcare benefits liabilities	(32,481)	(19,499)	(338)	(293)
Funded status	$(32,702)	$(19,715)	$(397)	$(356)

Accumulated other comprehensive loss, pre-tax	$61,096	$48,902	$(1,346)	$(1,632)

Amounts recognized in Accumulated Other Comprehensive Loss, as of November 30
Unrecognized net actuarial loss (gain)	$61,098	$48,914	$(873)	$(1,037)
Unrecognized net prior service credit	(2)	(12)	(473)	(595)
Accumulated other comprehensive loss, pre-tax	61,096	48,902	(1,346)	(1,632)
Deferred taxes	(22,535)	(17,979)	475	587
Accumulated other comprehensive loss, after-tax	$38,561	$30,923	$(871)	$(1,045)

The amounts affecting Accumulated other comprehensive loss for the years ended November 30, 2014 and 2013 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Amortization of prior service (cost) credit, net of tax of $(5), $(6) and $(43), $(44), respectively	$5	$3	$79	$79
Amortization of actuarial (losses) gains, net of tax of $1,063, $3,060 and $(52), $(54), respectively	(1,821)	(5,498)	95	95
Current year actuarial losses (gains), net of tax of $(5,559), $9,304 and $(6), $26, respectively	9,509	(16,637)	11	(46)
Effect of change in deferred tax rate	(78)	982	(11)	(7)
Total	$7,615	$(21,150)	$174	$121

The target allocation of invested assets for the U.S. plans is 40% equity securities and 60% debt securities.  The target allocation is based on the Company’s desire to maximize total return, considering the long-term funding objectives of the pension plans, but may change in the future.  Plan assets are diversified to achieve a balance between risk and return.  The Company does not invest plan assets in private equity funds or hedge funds.  The Company’s expected long-term rate of return considers historical returns on plan assets as well as future expectation given the current and target asset allocation and current economic conditions with input from investment managers and actuaries.  The expected rate of return on plan assets is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns.

As of the November 30th measurement dates, the fair values of actual pension asset allocations were as follows:

	2014	2013
Equity securities	39.9%	51.0%
Debt securities	59.5%	48.7%
Real estate	—%	—%
Cash and cash equivalents	0.6%	0.3%
	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).  See Note E for a discussion of the fair value hierarchy.  The following table summarizes the fair value of the pension plans’ assets.

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2014
U.S. equity securities funds	$47,181	$47,181	$—	$—
Non-U.S. equity securities funds	$21,546	21,546	—	—
Fixed income securities funds	$102,561	102,561	—	—
Cash and equivalents funds	$703	703	—	—
Total	$171,991	$171,991	$—	$—
Other items to reconcile to fair value of plan assets	289
Fair value of plan assets	$172,280

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2013
U.S. equity securities funds	$55,129	$55,129	$—	$—
Non-U.S. equity securities funds	$24,587	24,587	—	—
Fixed income securities funds	$76,121	76,121	—	—
Cash and equivalents funds	$547	547	—	—
Total	$156,384	$156,384	$—	$—
Other items to reconcile to fair value of plan assets	—
Fair value of plan assets	$156,384

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

The Company had no Level 3 assets for the years ended November 30, 2014 and 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits
	2014	2013	2012
Components of net periodic benefit cost
Service cost	$1,990	$2,485	$2,126
Interest cost	7,704	6,934	7,715
Expected return on plan assets	(11,306)	(10,795)	(9,181)
Settlement costs	—	3,087	—
Amortization of unrecognized:
Prior service cost	(10)	(9)	(10)
Net actuarial loss	2,884	5,471	8,323
Net periodic benefit cost	$1,262	$7,173	$8,973

Assumptions:
Discount rate - qualified plans	4.50%	3.50%	4.50%
Discount rate - nonqualified plans	3.25%	3.25%	1.75%
Expected return on plan assets	7.50%	7.50%	7.50%
Rate of compensation increase - qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase - nonqualified plans	4.00%	4.00%	4.00%
Measurement date - qualified plans	11/30/2013	11/30/2012	11/30/2011
Measurement date - nonqualified plans	11/30/2013	11/30/2013	11/30/2012

For the determination of 2015 expense, the Company changed its assumptions as follows: (a) decrease the long-term return on assets for its qualified plans to 7.00%, (b) decrease the discount rates on its qualified plans to 3.75%, (c) leave the rate of compensation increase unchanged, and (d) adopt the RP 2014 blend with MP-2014 mortality table developed for pension plans by a Society of Actuaries study.  For its U.S. combined nonqualified plans, the Company decreased the discount rates to 3.00% and left the rate of compensation increase unchanged.

The changes in the fair value of plan assets, plan liabilities and in the assumptions will result in a net decrease in fiscal year 2015 expense of approximately $534 for the qualified U.S. pension plans. The Company also expects a net increase of approximately $45 for the U.S. combined nonqualified plans in fiscal year 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Other Postretirement Benefits
	2014	2013	2012
Components of net periodic benefit income
Interest cost	$10	$9	$17
Amortization of unrecognized:
Prior service cost	(122)	(122)	(122)
Net actuarial gain	(147)	(149)	(121)
Net periodic benefit income	$(259)	$(262)	$(226)

Assumptions:
Discount rate	3.00%	2.25%	3.50%
Measurement date	11/30/2013	11/30/2012	11/30/2011

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007.  As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants.  The Company expects to increase its discount rate assumption to 3.25% in 2015 for its other postretirement benefits plan, which will not significantly affect the fiscal year 2015 expense.

The estimated amounts that will be amortized from Accumulated other comprehensive loss at November 30, 2014 into net periodic benefit cost, pre-tax, in fiscal year 2015 are as follows:

	Pension Benefits	Other Postretirement Benefits
Prior service credit	$(3)	$(123)
Actuarial loss (gain)	3,869	(87)
Total	$3,866	$(210)

The expected cash benefit payments from the plans for the next ten fiscal years are as follows:

	Pension Benefits	Other Postretirement Benefits
2015	$8,427	$58
2016	8,754	49
2017	9,229	41
2018	9,703	37
2019	10,184	34
2020-2024	59,950	124

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement.  The Company may match, at its discretion, the contributions of participating employees in the respective plans.  The Company recognized expense related to these plans for the past three fiscal years as follows:

2014	$7,945
2013	4,482
2012	4,377

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

K.    INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits for the years ended November 30, 2014, 2013 and 2012.

	2014	2013	2012
Unrecognized tax benefits at December 1,	$2,155	$2,209	$3,015
Additions for current period tax positions	465	668	382
Reductions for current period tax positions	—	—	(37)
Additions for prior period tax positions	40	—	—
Reductions for prior period tax positions	—	(40)	(631)
Reductions for lapse of statute of limitations/settlements	(240)	(431)	(460)
Changes in interest and penalties	67	(251)	(60)
Unrecognized tax benefits at November 30,	$2,487	$2,155	$2,209

At November 30, 2014 and 2013, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $1,555 and $1,354, respectively.  As of November 30, 2014 and 2013, the Company had $273 and $221, respectively, accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2014, will decrease by $253 over the next twelve months as a result of expected settlements with taxing authorities or the lapse of the statute of limitations in certain jurisdictions.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal year 2015; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Company's Federal tax returns for fiscal years 2010 and later remain open to examination by the Internal Revenue Service.  With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for fiscal years 2009 and earlier.

The provision for income taxes consisted of:

	2014	2013	2012
Current:
Federal	$56,764	$34,414	$37,673
State	4,760	2,918	2,484
Foreign	10,112	9,096	10,228
Deferred:
Federal	(4,102)	8,676	8,763
State	(359)	(165)	805
Foreign	205	1,011	(296)
	$67,380	$55,950	$59,657

Earnings before income taxes and noncontrolling interests included the following components:

	2014	2013	2012
Domestic income	$166,101	$141,224	$145,433
Foreign income	45,462	33,076	37,564
	$211,563	$174,300	$182,997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates.  The reasons for these differences are as follows:

	Percent of Pre-Tax Earnings
	2014	2013	2012
Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.0	1.4
Tax credits	(0.2)	(0.6)	(0.1)
Foreign taxes at different rates, net of credits	(2.3)	(1.6)	(2.0)
Domestic production activities deduction	(2.7)	(2.2)	(2.6)
Other, net	0.7	0.5	0.9
	31.8%	32.1%	32.6%

The components of the net deferred tax liability as of November 30, 2014 and 2013 were as follows:

	2014	2013
Deferred tax assets:
Deferred compensation	$9,074	$7,945
Loss carryforward and tax credit items	19,620	2,529
Accounts receivable	6,538	5,973
Inventories	5,484	5,000
Pensions	10,019	4,781
Accrued liabilities and other	6,999	1,219
Valuation allowance	(1,268)	(1,102)
Total deferred tax assets, net	56,466	26,345
Deferred tax liabilities:
Percentage of completion	(740)	(539)
Plant assets	(24,818)	(24,182)
Goodwill and acquired intangible assets	(97,179)	(40,380)
Other deferred tax liabilities	(230)	(345)
Total deferred tax liabilities	(122,967)	(65,446)
Deferred tax liability, net	$(66,501)	$(39,101)

The Company acquired approximately $45,500 of federal net operating loss carryforwards and $1,700 of general business credit carryforwards with the acquisitions of the Stanadyne Business on May 1, 2014. These acquired balances are estimated pending completion and filing of the federal tax returns of Stanadyne Corporation with respect to the pre-acquisition period. Such filings are expected to be completed in January 2015. The utilization of the acquired federal loss carryforwards are subject to annual limitations of approximately $20,000 based on restrictions under Section 382 of the Internal Revenue Code. As such, the Company has approximately $33,833 of federal loss carryforwards and all of the federal credit carryforwards remaining as of November 30, 2014, which will expire in 2031 through 2033. The remaining balance of deferred tax asset for loss carryforwards and tax credits available as of November 30, 2014 consists of foreign and state amounts, of which $1,319 expires in 2015 through 2029 and $4,748 may be carried over indefinitely.

The Company increased the valuation allowance by $166 in 2014 and decreased the valuation allowance by $809 in 2013 related to the generation and utilization of foreign and state net operating losses and tax credit carryovers respectively.  The valuation allowance release in 2013 included a state valuation release due to cash contributions related to pension benefits paid in 2013 under the Company's U.S. combined nonqualified pension plan to our former Executive Chairman, who retired from the Company at the end of 2012. The valuation allowance reflects the estimated amount of deferred tax assets due to foreign net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

operating losses and other foreign and state temporary differences that may not be realized.  The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

The Company repatriated $17, $54, and $54, respectively, of accumulated foreign earnings in 2014, 2013, and 2012 related to one foreign subsidiary paying a dividend to another foreign subsidiary in those years. For the Company’s other foreign subsidiaries, the Company has not provided deferred taxes on unremitted foreign earnings from certain foreign affiliates of approximately $203,656 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits could offset in part any incremental U.S. tax liability.  Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

L.    CONTINGENCIES

Legal Contingencies

From time to time, the Company is subject to lawsuits, investigations and disputes (some of which involve substantial claimed amounts) arising out of the conduct of its business, including matters relating to commercial transactions, product liability, intellectual property and other matters.  Certain significant items included in these other matters are discussed below.  The Company believes recorded reserves in its Consolidated Financial Statements are adequate in light of the probable and reasonably estimable outcomes of the items discussed below and other applicable matters.  Any recorded liabilities were not material to the Company’s financial position, results of operation or liquidity for the periods presented, and the Company does not currently believe that any pending claims or litigation, including those identified below, will materially affect its financial position, results of operation or liquidity.

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

During the litigation TransWeb sought judgment that (i) the asserted 3M patents are invalid, the TransWeb products in question do not infringe, and the 3M patents are unenforceable due to inequitable conduct by 3M in obtaining the patents, and (ii) 3M violated U.S. federal antitrust laws under theories of Walker Process fraud and sham litigation. Following a 2012 trial in which a six-member jury unanimously found in TransWeb's favor on all counts other than sham litigation, on April 21, 2014 the U.S. District Court for the District of New Jersey issued a ruling in favor of TransWeb and awarded TransWeb approximately $26,147 in damages.

3M timely exercised its automatic right to appeal the court's judgment to the U.S. Court of Appeals for the Federal Circuit, and the matter is currently under active appeal before such tribunal.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

M.    INCENTIVE PLANS AND STOCK-BASED COMPENSATION

On March 25, 2014, the shareholders of CLARCOR approved the 2014 Incentive Plan, which replaced the 2009 Incentive Plan.  The 2014 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock awards, performance awards and other awards to officers, directors and key employees of up to 6,600,000 shares during a ten-year period that ends in 2024.  Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.

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

The following table summarizes information related to stock options and stock option exercises during the years ended November 30, 2014, 2013 and 2012.

	2014	2013	2012
Pre-tax compensation expense	$5,025	$3,212	$4,997
Deferred tax benefits	(1,834)	(1,153)	(1,836)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated financial statements	2,668	7,231	2,007
Fair value of options granted	5,186	3,868	6,407
Total intrinsic value of options exercised	9,696	29,384	8,793
Cash received upon exercise of options	10,738	33,778	5,170
Addition to capital in excess of par value due to exercise of stock options	13,084	38,903	5,440

The following table summarizes activity with respect to nonqualified stock options granted by the Company and includes options granted under the 2014, 2009, 2004 and 1994 Incentive Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	2014		2013		2012
	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,208,314	$40.76	3,037,151	$36.09	2,907,533	$32.39
Granted	450,700	$61.49	387,500	$45.25	512,850	$49.84
Exercised	(322,473)	$33.30	(1,191,752)	$30.30	(353,793)	$25.28
Surrendered	(25,821)	$52.47	(24,585)	$42.48	(29,439)	$40.17
Outstanding at end of year	2,310,720	$45.71	2,208,314	$40.76	3,037,151	$36.09

Exercisable at end of year	1,409,359	$40.70	1,413,100	$38.19	2,035,267	$32.54

At November 30, 2014, there was $5,019 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 2.04 years.

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2014.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $28.79	66,100	$26.59	$2,598	2.63	66,100	$26.59	$2,598	2.63
$31.96 - $36.48	523,009	$33.62	16,876	3.72	523,009	$33.62	16,876	3.72
$42.86 - $49.91	1,279,161	$46.20	25,193	7.17	808,125	$46.13	15,969	6.87
$55.01 - $61.57	442,450	$61.45	1,962	9.05	12,125	$61.23	56	9.02
	2,310,720	$45.71	$46,629	6.62	1,409,359	$40.70	$35,499	5.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2014	2013	2012
Weighted average fair value per option at the date of grant for options granted	$11.51	$9.98	$12.49
Risk-free interest rate	1.55%	1.19%	1.38%
Expected dividend yield	1.10%	1.19%	0.96%
Expected volatility factor	21.38%	25.80%	26.52%
Expected option term in years	5.00	5.40	6.10

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

Restricted Stock Unit Awards

The Company’s restricted stock  unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period (generally four years).  During the vesting period, officers and key employees receive cash compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 19,457 and 14,760 shares which were vested and deferred at November 30, 2014 and 2013.

The following table summarizes information related to restricted stock unit awards during the years ended November 30, 2014, 2013 and 2012.

	2014	2013	2012
Pre-tax compensation expense	$1,373	$888	$1,229
Deferred tax benefits	(501)	(319)	(451)
Excess tax (expense) benefit associated with tax deductions (under) over the amount of compensation expense recognized in the consolidated financial statements	101	1,280	(88)
Fair value of restricted stock unit awards on date of grant	1,524	1,068	1,489
Fair value of restricted stock unit awards vested	893	621	2,359

The following table summarizes the restricted stock unit awards.

	2014		2013		2012
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	48,044	$45.18	39,945	$43.16	71,545	$36.95
Granted	24,808	$61.42	23,624	$45.19	29,839	$49.91
Vested	(20,156)	$44.29	(15,525)	$40.01	(60,320)	$39.11
Surrendered	(1,684)	$54.36	—	$—	(1,119)	$44.15
Nonvested at end of year	51,012	$53.12	48,044	$45.18	39,945	$43.16

As of November 30, 2014, there was $1,235 of total unrecognized compensation cost related to restricted stock unit awards that the Company expects to recognize over a weighted-average period of 2.40 years.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the years ended November 30, 2014, 2013 and 2012.

	2014	2013	2012
Pre-tax compensation expense	$880	$960	$200
Shares of Company common stock issued under the plans	15,400	18,256	4,055

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount of 5%.  Effective January 1, 2006, the plan was amended to be in compliance with safe harbor rules so that the plan is not compensatory, and no expense is recognized related to the plan.  The Company issued stock under this plan with fair value upon issuance as follows during the years ended November 30, 2014, 2013 and 2012.

	2014	2013	2012
Company stock issued under the plan	$1,338	$1,269	$1,244

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2014	2013	2012
Weighted average number of shares outstanding	50,405,549	49,988,577	50,285,480
Dilutive effect of stock-based arrangements	465,700	550,370	596,711
Weighted average number of diluted shares outstanding	50,871,249	50,538,947	50,882,191

Net earnings attributable to CLARCOR Inc.	$144,084	$118,076	$122,986

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.86	$2.36	$2.45
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.83	$2.34	$2.42

The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	2014	2013	2012
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	441,033	125,135	508,167
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$32,822	$27,708	$37,320
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	535,703	534,100	792,881

On June 25, 2013, the Company’s Board of Directors approved a three-year, $250,000 stock repurchase program.  Pursuant to the authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on the Company’s stock price and market conditions.  At November 30, 2014, there remained $208,460 authorized for future purchases under the program.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

Net sales represent sales to unaffiliated customers.  Intersegment sales were not material.  No single customer accounted for 10% or more of the Company’s consolidated sales for the years ended November 30, 2014, 2013 and 2012.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

The following tables provides segment data for the years ended November 30, 2014, 2013 and 2012:

	2014	2013	2012
Net sales:
Engine/Mobile Filtration	$603,805	$507,024	$503,607
Industrial/Environmental Filtration	833,100	549,746	541,364
Packaging	75,949	74,000	76,794
	$1,512,854	$1,130,770	$1,121,765
Operating profit:
Engine/Mobile Filtration	$122,365	$106,345	$111,653
Industrial/Environmental Filtration	83,351	61,996	64,766
Packaging	4,712	6,275	6,295
	210,428	174,616	182,714
Other income (expense), net	1,135	(316)	283
Earnings before income taxes	$211,563	$174,300	$182,997

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	2014	2013	2012
Identifiable assets:
Engine/Mobile Filtration	$781,204	$397,545	$372,011
Industrial/Environmental Filtration	1,022,996	715,759	706,610
Packaging	41,817	41,030	36,350
Corporate	42,752	294,509	90,531
	$1,888,769	$1,448,843	$1,205,502
Additions to property, plant and equipment:
Engine/Mobile Filtration	$46,496	$19,809	$24,062
Industrial/Environmental Filtration	20,215	21,467	9,264
Packaging	1,989	2,467	3,250
Corporate	4,884	908	71
	$73,584	$44,651	$36,647
Depreciation and amortization:
Engine/Mobile Filtration	$18,170	$10,488	$9,327
Industrial/Environmental Filtration	28,789	18,093	18,692
Packaging	2,438	2,859	3,090
Corporate	1,030	793	706
	$50,427	$32,233	$31,815

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2014, 2013 and 2012.  Net sales by geographic area are based on sales to final customers within that region.

	2014	2013	2012
Net sales:
United States	$1,027,028	$778,952	$779,811
Europe	165,446	96,255	102,144
Asia	146,859	103,030	98,880
Other International	173,521	152,533	140,930
	$1,512,854	$1,130,770	$1,121,765
Property, plant and equipment, at cost, less accumulated depreciation:
United States	$238,413	$183,166	$173,018
Europe	24,783	12,499	3,619
Asia	11,466	2,702	8,013
Other International	13,694	10,586	10,451
	$288,356	$208,953	$195,101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

P.    SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table provides unaudited quarterly data for 2014 and 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Net sales	$312,685	$386,642	$400,152	$413,375
Gross profit	96,587	125,370	135,325	139,753
Net earnings	24,341	34,546	41,765	43,531
Net earnings attributable to CLARCOR Inc.	24,321	34,552	41,703	43,508
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.48	$0.68	$0.83	$0.87
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.48	$0.68	$0.82	$0.86
Dividends declared and paid per common share	$0.1700	$0.1700	$0.1700	$0.2000

2013
Net sales	$256,271	$287,583	$289,126	$297,790
Gross profit	81,486	98,214	91,900	98,609
Net earnings	23,528	33,153	28,773	32,896
Net earnings attributable to CLARCOR Inc.	23,462	33,051	28,707	32,856
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.47	$0.66	$0.57	$0.65
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.47	$0.66	$0.57	$0.65
Dividends declared and paid per common share	$0.1350	$0.1350	$0.1350	$0.1700

Q.    SUBSEQUENT EVENT

On December 17, 2014, the Company acquired 100% of the outstanding shares of Filter Resources, Inc., Filtration, Inc. and Fabrication Specialties, Inc. (collectively, "Filter Resources"). The purchase price for Filter Resources was approximately $21,904, subject to post-closing adjustments based on the working capital of the business as of the closing and the completion of certain capital equipment projects. Filter Resources manufactures and distributes filters to the petrochemical and refining industries, predominantly in the Texas gulf coast and Louisiana region. The operations of Filter Resources are being merged into CLARCOR's PECOFacet group of companies, headquartered in Mineral Wells, Texas, a component of our Industrial/Environmental Filtration Segment. Filter Resources was acquired to help the Company continue to grow its oil and gas filtration business in the petrochemical and refining markets. Results of operations for Filter Resources will be included as a part of the Company's Industrial/Environmental Filtration segment from the acquisition date forward. The Company has not yet completed an appraisal of the assets acquired and expects to finalize the allocation of the purchase price to the assets acquired and liabilities assumed in fiscal 2015.

CLARCOR Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended November 30, 2014, 2013 and 2012
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period
2014:
Allowance for losses on accounts receivable	$9,183	$1,583	$802	(A)	$(757)	(B)	$10,811
2013:
Allowance for losses on accounts receivable	$9,554	$1,863	$(1,110)	(A)	$(1,124)	(B)	$9,183
2012:
Allowance for losses on accounts receivable	$9,795	$1,029	$(96)	(A)	$(1,174)	(B)	$9,554

NOTES:
(A) Due to business acquisitions, reclassifications and currency translation.
(B) Bad debts written off during year, net of recoveries.

S-1