Form 10-Q
period 2015-02-28
CLARCOR INC.
filed 2015-03-20
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015

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

As of March 16, 2015, 50,159,596 common shares with a par value of $1 per share were outstanding.

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except share data)
(Unaudited)

	Quarter Ended
	February 28, 2015	March 1, 2014
Net sales	$351,123	$312,685
Cost of sales	238,148	216,098

Gross profit	112,975	96,587

Selling and administrative expenses	73,782	65,321

Operating profit	39,193	31,266

Other income (expense):
Interest expense	(1,071)	(400)
Interest income	141	107
Other, net	(116)	3,971
	(1,046)	3,678

Earnings before income taxes	38,147	34,944

Provision for income taxes	11,410	10,603

Net earnings	26,737	24,341

Net earnings attributable to noncontrolling interests	(28)	(20)

Net earnings attributable to CLARCOR Inc.	$26,709	$24,321

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.53	$0.48
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.53	$0.48

Weighted average number of shares outstanding - Basic	50,255,915	50,463,714
Weighted average number of shares outstanding - Diluted	50,792,483	50,924,445

Dividends paid per share	$0.2000	$0.1700

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Quarter Ended
	February 28, 2015	March 1, 2014
Net earnings	$26,737	$24,341

Other comprehensive income:
Pension and other postretirement benefits —
Pension and other postretirement benefits liability adjustments	861	664
Pension and other postretirement benefits liability adjustments tax amounts	(262)	(267)
Pension and other postretirement benefits liability adjustments, net of tax	599	397

Foreign currency translation —
Translation adjustments	(16,614)	4,325
Translation adjustments tax amounts	—	—
Translation adjustments, net of tax	(16,614)	4,325

Comprehensive earnings	10,722	29,063

Comprehensive earnings (loss) attributable to non-redeemable noncontrolling interests	32	(51)
Comprehensive earnings attributable to redeemable noncontrolling interests	143	23

Comprehensive earnings attributable to CLARCOR Inc.	$10,897	$29,035

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	February 28, 2015	November 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$84,353	$94,064
Accounts receivable, less allowance for losses of $10,579 and $10,811, respectively	277,701	305,580
Inventories	297,867	274,718
Deferred income taxes	34,075	37,749
Prepaid expenses and other current assets	19,110	16,796
Total current assets	713,106	728,907

Property, plant and equipment, at cost, less accumulated depreciation of $359,955 and $357,564 respectively	299,404	288,356
Asset held for sale	1,964	—
Goodwill	516,885	507,172
Acquired intangible assets, less accumulated amortization	349,827	347,578
Other noncurrent assets	18,198	16,756
Total assets	$1,899,384	$1,888,769

LIABILITIES
Current liabilities:
Current portion of long-term debt	$8,642	$233
Accounts payable	98,724	97,885
Accrued liabilities	93,083	120,036
Income taxes payable	9,176	6,226
Total current liabilities	209,625	224,380

Long-term debt, less current portion	430,863	411,330
Long-term pension and postretirement healthcare benefits liabilities	32,736	33,266
Deferred income taxes	110,073	104,250
Other long-term liabilities	10,361	8,853
Total liabilities	793,658	782,079

Contingencies (Note 10)
Redeemable noncontrolling interests	1,444	1,587

SHAREHOLDERS' EQUITY
Capital stock	50,181	50,204
Capital in excess of par value	9,477	10,644
Accumulated other comprehensive loss	(70,095)	(54,080)
Retained earnings	1,113,914	1,097,292
Total CLARCOR Inc. equity	1,103,477	1,104,060
Noncontrolling interests	805	1,043
Total shareholders' equity	1,104,282	1,105,103
Total liabilities and shareholders' equity	$1,899,384	$1,888,769

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 28, 2015	March 1, 2014
Cash flows from operating activities:
Net earnings	$26,737	$24,341
Depreciation	7,744	7,292
Amortization	6,256	3,282
Other noncash items	79	917
Net loss (gain) on disposition of assets	49	(36)
Bargain purchase gain	—	(2,815)
Stock-based compensation expense	3,147	1,515
Excess tax benefit from stock-based compensation	(600)	(262)
Deferred income taxes	1,451	1,348
Change in assets and liabilities	(26,257)	(17,134)
Net cash provided by operating activities	18,606	18,448

Cash flows from investing activities:
Restricted cash	—	277
Business acquisitions, net of cash acquired	(20,881)	(262,741)
Additions to plant assets	(21,007)	(14,352)
Proceeds from disposition of plant assets	56	94
Investment in affiliates	—	(473)
Net cash used in investing activities	(41,832)	(277,195)

Cash flows from financing activities:
Net borrowings (payments) on multicurrency revolving credit facility	28,000	(50,000)
Payments on term loan facility	—	(20,000)
Payments on long-term debt	—	(56)
Sale of capital stock under stock option and employee purchase plans	3,462	1,525
Payments for repurchase of common stock	(7,949)	—
Excess tax benefit from stock-based compensation	600	262
Dividend paid to noncontrolling interests	(206)	(166)
Cash dividends paid	(10,068)	(8,577)
Net cash provided by (used in) financing activities	13,839	(77,012)
Net effect of exchange rate changes on cash	(324)	627
Net change in cash and cash equivalents	(9,711)	(335,132)
Cash and cash equivalents, beginning of period	94,064	411,562
Cash and cash equivalents, end of period	$84,353	$76,430

Cash paid during the period for:
Interest	$1,201	$324
Income taxes, net of refunds	$3,638	$4,233

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended February 28, 2015 and March 1, 2014 and the Consolidated Condensed Balance Sheet as of February 28, 2015 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 2014 (“2014 Form 10-K”).  The November 29, 2014 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2014 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended February 28, 2015, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2014 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company had $1,295 and $1,294 of noncurrent restricted cash recorded in Other noncurrent assets as of February 28, 2015 and November 29, 2014, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	February 28, 2015	November 29, 2014
Raw materials	$108,196	$101,848
Work in process	51,158	41,729
Finished products	138,513	131,141
Inventories	$297,867	$274,718

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Property, Plant and Equipment

Plant assets classified as Assets held for sale are initially measured at the lesser of the assets' carrying amount or the fair value less costs to sell. Gains or losses are recognized for any subsequent changes in the fair value less cost to sell; however, gains are only recognized to the extent of cumulative losses previously recognized. Plant assets classified as Assets held for sale are not depreciated. At February 28, 2015, property, plant and equipment of $1,964 related to one facility were classified as Assets held for sale.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the three months ended February 28, 2015 are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Total
Balance at November 29, 2014, net of tax	$(37,667)		$(16,413)	$(54,080)
Other comprehensive loss before reclassifications and tax	(105)		(16,614)	(16,719)
Tax benefit	21		—	21
Other comprehensive loss before reclassifications, net of tax	(84)		(16,614)	(16,698)
Reclassifications, before tax	966	(a)	—	966
Tax expense	(283)		—	(283)
Reclassifications, net of tax	683		—	683
Other comprehensive income (loss), net of tax	599		(16,614)	(16,015)
Balance at February 28, 2015, net of tax	$(37,068)		$(33,027)	$(70,095)
___________
(a) Includes amortization of prior service cost and net actuarial loss included in net periodic benefit cost (see Note 8) that were reclassified from accumulated other comprehensive loss to selling and administrative expenses.

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

All derivatives are recorded at fair value in the Consolidated Balance Sheets. Each derivative is designated as either a fair value hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in fair value of undesignated hedges are recognized currently in net income. All ineffective changes in derivative fair values are recognized currently in net income.

The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedge transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued. Further information related to derivatives and hedging activities is included in Note 5 of the Notes to Consolidated Financial Statements.

New Accounting Guidance

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

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period." ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for annual reporting periods and interim periods within that period, beginning after December 15, 2015 (fiscal year 2017 for the Company). The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

2.	BUSINESS ACQUISITIONS, INVESTMENTS AND NONCONTROLLING INTERESTS

Business Acquisitions

Filter Resources
On December 17, 2014, the Company acquired 100% of the outstanding shares of Filter Resources, Inc., Filtration, Inc. and Fabrication Specialties, Inc. (collectively, "Filter Resources"). The purchase price for Filter Resources was approximately $22,099, which the Company funded with borrowings under the Company's revolving credit agreement.
Filter Resources has operating facilities located in the Texas gulf coast and Louisiana region, with approximately 75 total employees. The business is engaged in the manufacture and distribution of filtration products for petrochemical, refinery, pipeline and other industrial applications. The operations of Filter Resources have been merged into the Company's PECOFacet group of companies, headquartered in Mineral Wells, Texas. Net sales and operating profit for Filter Resources subsequent to the date it was acquired by the Company for the three months ended February 28, 2015 were $4,047 and $276, respectively. Its results are included as part of the Company's Industrial/Environmental Filtration segment from the date of acquisition.
A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management's best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition-date fair values. A contingent liability for a potential earn-out payment to the former owners, based on earnings from certain capital projects, was recorded at its estimated fair value of $1,154, and is included in Other long-term liabilities in the Consolidated Condensed Balance Sheets. The Company assumed long-term debt of the business of $1,250, which was immediately repaid in connection with the closing. The Company is currently in the process of finalizing the valuations of all assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation within one year of the purchase date.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Filter Resources:

Accounts receivable	$3,180
Inventories	2,042
Other current assets	111
Property, plant and equipment	574
Goodwill	12,345
Intangible assets	10,580
Total assets acquired	28,832
Current liabilities	2,646
Noncurrent liabilities	4,087
Net assets acquired	$22,099
Filter Resources was acquired primarily to expand the Company's access to petrochemical and refinery customers, particularly in the U.S. gulf coast region. Goodwill of $12,345 recorded in connection with the acquisition, which is not deductible for tax purposes, represents the estimated value of such future opportunities. A summary of the intangible assets acquired is shown in the following table:

	Estimated	Weighted average	Amortization
Identifiable intangible assets	Value	Useful life	Method
Customer relationships	$10,500	15 years	Straight-line
Trademarks	80	1 year	Straight-line
	$10,580
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
CLARCOR Engine Mobile Solutions has approximately 200 employees and is headquartered in Windsor, Connecticut, with manufacturing operations in Washington, North Carolina. Its results are included as part of the Company’s Engine/Mobile Filtration segment from the date of acquisition. The purchase price paid was approximately $327,719 in cash (cash to Stanadyne Corporation of $327,719, net of $0 cash acquired), which the Company funded with cash on hand, a $315,000 term loan and $10,000 borrowed under the Company’s revolving credit agreement (see Note 7).

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
	$146,430

Net sales and operating profit for CLARCOR Engine Mobile Solutions for the three months ended February 28, 2015 were as follows:

Three Months Ended
February 28, 2015
Net sales	$24,073
Operating profit	4,773
CLARCOR Industrial Air
On December 16, 2013, the Company acquired the Air Filtration business of General Electric Company’s (“GE”) Power and Water division through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the stock of a subsidiary of GE. The business, which now operates as “CLARCOR Industrial Air”, was acquired to significantly increase the Company’s presence in air inlet filtration products for natural gas turbines and to expand the Company’s product offerings, technologies and customer base in industrial air filtration. CLARCOR Industrial Air employs approximately 700 people and is headquartered in Overland Park, Kansas, with manufacturing operations in Missouri and the United Kingdom. Its results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The purchase price paid was approximately $260,312 in cash (cash to GE of $263,758, net of $3,446 cash acquired), which the Company funded

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

with cash on hand, a $100,000 term loan and $50,000 of cash borrowed under the Company’s revolving credit agreement (see Note 7).
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
An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. There were no adjustments to these purchase accounting valuation estimates during the three months ended February 28, 2015. The allocation of the purchase price to the assets and liabilities assumed was finalized as of February 28, 2015.

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
	$133,020

Net sales and operating profit for CLARCOR Industrial Air for the three months ended February 28, 2015 and March 1, 2014 (which, in the case of the three-month period ended March 1, 2014, includes the period from December 16, 2013 to March 1, 2014) were as follows:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Three Months Ended	Three Months Ended
	February 28, 2015	March 1, 2014
Net sales	$49,551	$45,378
Operating profit	3,836	(1,048)

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
The unaudited pro forma results for the three-month period ended March 1, 2014 include adjustments to amortization charges for acquired intangible assets, depreciation expense, interest expense, and transaction costs incurred, as well as adjustments to cost of sales related to the step-up of inventory to estimated acquisition-date fair values, other income and related tax effects. The unaudited pro forma results do not give effect to any synergies, operating efficiencies or cost savings that may result from these acquisitions. These pro forma amounts are based on a preliminary allocation of the purchase price to estimates of the fair values of the assets acquired and liabilities assumed. The pro forma amounts include the Company’s preliminary determination of purchase accounting adjustments based on available information and certain assumptions that the Company believes are reasonable.

	Three Months Ended
	March 1, 2014
	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma
Net sales	$312,685	$27,056		$15,422		$355,163
Operating profit	31,266	7,467	(a)	7,979	(b)	46,712
Net earnings attributable to CLARCOR	24,321	4,013		5,928		34,262
Diluted earnings per share	$0.48	$0.08		$0.12		$0.68

(a)
Includes adjustments to intangible asset amortization, depreciation expense and interest expense. Does not include any transaction costs or cost of sales related to the step-up of inventory to its estimated acquisition-date fair value as such costs were pushed back to the three months ended March 2, 2013 for pro forma presentation.

(b)
Includes adjustments to remove transaction costs of $2,089 and to remove cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $4,198, which have been pushed back to the three months ended March 2, 2013 for pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

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
An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. There were no adjustments to these purchase accounting valuation estimates during the three months ended February 28, 2015. The allocation of the purchase price to the assets and liabilities assumed was finalized as of February 28, 2015.
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
Net sales and operating loss for the Bekaert business (which in the case of the three-month period ended March 1, 2014, includes the period from December 3, 2013 to March 1, 2014) for the three months ended February 28, 2015 and March 1, 2014 were as follows:

	Three Months Ended	Three Months Ended
	February 28, 2015	March 1, 2014
Net sales	$2,529	$2,777
Operating loss	(437)	(251)
Investments

The Company owns 30% of BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems.  During the three months ended February 28, 2015 and March 1, 2014, respectively, the Company did not make any additional investments. The investment, with a carrying amount of $2,836 and $2,918 at February 28, 2015 and November 29, 2014, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends. During the three months ended February 28, 2015 and March 1, 2014, the Company did not receive any dividends from BPH.

The Company also owns 14.85% of BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the three months ended February 28, 2015 the Company did not make any additional investments into Algae, and during the three months ended March 1, 2014 the Company invested an additional $473 into Algae. The investment, with a carrying amount of $3,277 at February 28, 2015 and November 29, 2014, respectively, included in Other noncurrent assets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment has

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

occurred.  During the three months ended February 28, 2015 and March 1, 2014, the Company did not receive any dividends from Algae.

Noncontrolling Interests

Noncontrolling interests changed as follows during the three months ended February 28, 2015 and March 1, 2014:

	Three Months Ended
	February 28, 2015		March 1, 2014
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$1,587	$1,043	$1,836	$1,025

Noncontrolling interests (loss) earnings	(24)	52	(41)	61
Foreign currency translation	(119)	(84)	18	(10)
Dividend	—	(206)	—	(166)

Noncontrolling interests at end of period	$1,444	$805	$1,813	$910

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco.  As part of the purchase agreement, the Company and the noncontrolling owners each have an option to require the purchase of the remaining 20% ownership shares by the Company after December 31, 2012 which would result in SINFA becoming a wholly owned subsidiary.  As of February 28, 2015, neither the Company nor the noncontrolling owners have exercised the purchase option. The remaining 20% of SINFA owned by the noncontrolling owners has been reported as Redeemable noncontrolling interests and classified as mezzanine equity in the Consolidated Condensed Balance Sheets.  The Redeemable noncontrolling interests is reflected at its carrying value, which is greater than its estimated redemption price. If the redemption becomes probable, the Redeemable noncontrolling interests will be accreted to the redemption price, through equity.  The Company has not recorded any accretion to date.

3.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the three months ended February 28, 2015.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$216,114	$291,058	$—	$507,172
Acquisition	—	12,345	—	12,345
Currency translation adjustments	(654)	(1,978)	—	(2,632)
Goodwill at end of period	$215,460	$301,425	$—	$516,885

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
February 28, 2015
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$784	$75,385	$—	$76,169

Finite Lived Intangibles:
Trademarks, gross - finite lived	$281	$568	$—	$849
Accumulated amortization	(122)	(366)	—	(488)
Trademarks, net - finite lived	$159	$202	$—	$361

Customer relationships, gross	$139,537	$131,114	$—	$270,651
Accumulated amortization	(10,752)	(31,708)	—	(42,460)
Customer relationships, net	$128,785	$99,406	$—	$228,191

Other acquired intangibles, gross	$11,244	$60,815	$—	$72,059
Accumulated amortization	(1,160)	(25,793)	—	(26,953)
Other acquired intangibles, net	$10,084	$35,022	$—	$45,106

Total finite lived intangible assets, net	$139,028	$134,630	$—	$273,658

Acquired intangible assets, less accumulated amortization	$139,812	$210,015	$—	$349,827

The following table summarizes estimated amortization expense.

Fiscal year 2015	$25,056
Fiscal year 2016	24,850
Fiscal year 2017	24,608
Fiscal year 2018	23,945
Fiscal year 2019	23,729

Amortization expense for the three months ended February 28, 2015 and March 1, 2014 was $6,256 and $3,282, respectively.

4.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
February 28, 2015
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$420	$420	$—	$—
Mutual fund investments - bonds	419	419	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$853	$853	$—	$—

Filter Resources contingent earn-out, included in Other long-term liabilities	$1,154	$—	$—	$1,154

Foreign exchange contracts, included in Prepaid expenses and other current assets	$339	$—	$339	$—

Foreign exchange contracts, included in Accrued liabilities	$31	$—	$31	$—

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 29, 2014
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$437	$437	$—	$—
Mutual fund investments - bonds	442	442	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$893	$893	$—	$—

Filter Resources contingent earn-out, included in Other long-term liabilities	$—	$—	$—	$—

Foreign exchange contracts, included in Prepaid expenses and other current assets	$362	$—	$362	$—

Foreign exchange contracts, included in Accrued liabilities	$367	$—	$367	$—

There were no changes in the fair value determination methods or significant assumptions used in those methods during the three months ended February 28, 2015.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the three months ended February 28, 2015. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The Company is liable for a contingent earn-out established in connection with the acquisition of Filter Resources on December 17, 2014. This earn-out, which is payable to the former owners of Filter Resources, had an acquisition-date estimated fair-value of $1,154, and was recorded as an other long-term liability. The contingent liability for the earn-out will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2017. The fair value measurement of the earn-out payment is based on estimated earnings from certain capital projects, which represent significant inputs not observed in the market and thus represents a Level 3 measurement.

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value of $1,018, which was recorded as an other long-term liability at that time.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on 2014 and projected 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent consideration payment is revalued to its current fair value at each reporting date. The fair value of the TransWeb contingent earn-out payment was $0 at February 28, 2015 and at November 29, 2014, based on the projected adjusted earnings of TransWeb.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both February 28, 2015 and November 29, 2014.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  Long-term debt had a fair value estimate of $435,922 and $408,208 at February 28, 2015 and November 29, 2014, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at February 28, 2015 and November 29, 2014 is $439,505 and $411,563, respectively.

See Note 5 for information related to the fair value of hedging instruments.

5.	DERIVATIVE INSTRUMENTS AND HEDGING

The Company is exposed to various market risks that arise from transactions entered into in the normal course of business. The Company selectively uses derivative instruments to manage certain such risks, including market risks associated with changes in foreign currency exchange rates and changes in interest rates. The Company does not hold or issue derivatives for trading or speculative purposes. A description of each type of derivative utilized by the Company to manage risk is included below. In addition, refer to Note 4 for information related to the fair value measurements utilized by the Company for each derivative type.

The Company may elect to designate certain derivatives as hedging instruments under the accounting standards for derivatives and hedging. The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions.

All derivatives are recognized on the balance sheet at fair value and classified based on the instrument's maturity date. The total notional amount of derivatives outstanding at February 28, 2015 was $84,777, which consists of derivative instruments to manage foreign exchange risk related to inter-company advances, and derivatives to manage the risk of changes in foreign currency exchange rates — principally the Euro and British pound — on certain firm sales commitments expected to be settled at future dates.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets at February 28, 2015 and November 29, 2014:

	February 28, 2015	November 29, 2014
Prepaid expenses and other current assets
Designated as hedging instruments:
Foreign exchange contracts	$—	$—
Unrecognized firm sales commitments	61	248
Total designated	$61	$248
Not designated as hedging instruments:
Foreign exchange contracts	339	362
Total not designated	$339	$362
Total derivatives	$400	$610

Accrued liabilities
Designated as hedging instruments:
Foreign exchange contracts	$60	$245
Unrecognized firm sales commitments	—	—
Total designated	$60	$245
Not designated as hedging instruments:
Foreign exchange contracts	29	122
Total not designated	$29	$122
Total derivatives	$89	$367

The following table presents the amounts of income (expense) from derivative instruments affecting the Consolidated Statements of Earnings for the three months ended February 28, 2015 and March 1, 2014:

	February 28, 2015	March 1, 2014
Fair value hedges
Foreign exchange contracts - Selling and administrative expenses	$(8)	$—
Unrecognized firm sales commitments - Selling and administrative expenses	14	—
Total designated	$6	$—

Not designated as hedges
Foreign exchange contracts - Selling and administrative expenses	$(66)	$—
Foreign exchange contracts - Other, net income (expense)	(325)	—
Total not designated	$(391)	$—

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

The total notional amount of foreign currency contracts designated as fair value hedges outstanding at February 28, 2015 was $1,094. There were no such fair value hedges entered into during the three months ended March 1, 2014. The cash flows associated with the periodic settlement of the Company's fair value hedges are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of February 28, 2015 was $82,599. Additionally, the total notional amount of foreign currency contracts de-designated as fair value hedges outstanding at February 28, 2015 was $1,084. There were no such foreign currency contracts during the three months ended March 1, 2014. The cash flows associated with the periodic settlement of the Company's undesignated derivative instruments are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

6.	ACCRUED LIABILITIES

Accrued liabilities at February 28, 2015 and November 29, 2014 were as follows:

	February 28, 2015	November 29, 2014
Accrued salaries, wages and commissions	$11,946	$29,621
Compensated absences	9,558	9,967
Accrued insurance liabilities	10,706	11,358
Warranties	9,145	9,405
Customer deposits	26,092	23,045
Other accrued liabilities	25,636	36,640
Accrued liabilities	$93,083	$120,036

The Company had letters of credit totaling $32,206 and $33,359 as of February 28, 2015 and November 29, 2014, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Three Months Ended
	February 28, 2015	March 1, 2014
Warranty accrual at beginning of period	$9,405	$1,599
Warranty accrual added through business acquisitions	100	10,677
Accruals for warranties issued during the period	154	28
Adjustments related to pre-existing warranties	(48)	44
Settlements made during the period	(373)	(664)
Other adjustments, including currency translation	(93)	(6)
Warranty accrual at end of period	$9,145	$11,678

Warranty accruals added through business acquisitions in the first three months of 2014 relate primarily to the CLARCOR Industrial Air business, whose sales agreements, particularly for air intake filtration systems for heavy-duty gas turbine applications, include product warranties customary for such types of products. Warranty accruals for this business are established for specifically identified warranty issues known to exist on products already sold, and on a non-specific basis based primarily on past experience.

7.	LONG-TERM DEBT

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

At February 28, 2015, there was $395,000 outstanding on the Term Loan Facility with a weighted average interest rate of approximately 1.07% and there was $28,000 outstanding on the Credit Facility with a weighted average interest rate of approximately 0.87% and a remaining borrowing capacity of $105,988 on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $16,012 in letters of credit had been issued at both February 28, 2015 and November 29, 2014.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

8.	PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

	Quarter Ended
	February 28, 2015	March 1, 2014
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$535	$498
Interest cost	1,876	1,931
Expected return on plan assets	(2,926)	(2,831)
Amortization of unrecognized:
Prior service cost	(2)	(3)
Net actuarial loss	968	721
Net periodic benefit cost	$451	$316

Cash contributions	$64	$65

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$2
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial gain	(37)	(37)
Net periodic benefit income	$(66)	$(66)

Cash contributions	$15	$16

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

The Company expects to contribute up to the following amounts to its various plans to pay benefits during 2015:

U.S. Qualified Plans	$—
U.S. Combined Nonqualified Plans	221
Non-U.S. Plan	394
Postretirement Healthcare Benefit Plan	58
Total expected contributions	$673

During the three months ended February 28, 2015, the Company contributed $79 to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $853 and $893 at February 28, 2015 and November 29, 2014, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 4).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

9.	INCOME TAXES

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Three Months Ended
	February 28, 2015	March 1, 2014
Unrecognized tax benefits at beginning of year	$2,487	$2,155
Additions for current period tax positions	175	79
Changes in interest and penalties	19	33
Unrecognized tax benefits at end of period	$2,681	$2,267

At February 28, 2015, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, was $1,678.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense. At February 28, 2015, the Company had $289 accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $250 over the next twelve months as a result of expected settlements with taxing authorities or the lapse of the statue of limitations in certain jurisdictions. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in the next twelve months; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Company's federal tax returns for years subsequent to fiscal year 2010 are open for examination. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2009.

As part of the purchase of the Stanadyne Business on May 1, 2014, the Company acquired approximately $45,500 of federal net operating loss carryforwards and $1,700 of general business credits, which are subject to certain annual restrictions on utilization. These balances are estimated pending the completion and filing of the pre-acquisition federal return of the Stanadyne Business. The Company expects to finalize the purchase price allocation with respect to these attributes within one year of the purchase date.

10.	CONTINGENCIES

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

3M timely exercised its automatic right to appeal the court's judgment to the US Court of Appeals for the Federal Circuit, and the matter is currently under active appeal before such tribunal.

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

Although it is not certain what future environmental claims, if any, may be asserted in connection with these known environmental matters, the Company currently believes that its potential liability for known environmental matters is not material and that it has adequately reserved for any probable and reasonably estimable liabilities based on the information available to the Company.  However, environmental and related remediation costs are difficult to quantify for a number of reasons, including the number of parties involved, the difficulty in determining the nature and extent of the contamination at issue, the length of time remediation may require, the complexity of the environmental regulation, the continuing advancement of remediation technology, and the potential imposition of joint and several liability on each potentially responsible party for the cleanup.

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

Other Contingencies

In the event of a change in control of the Company, termination benefits are likely to be required for certain executive officers and other employees.

11.	INCENTIVE PLANS AND STOCK-BASED COMPENSATION

On March 25, 2014, the shareholders of CLARCOR approved the 2014 Incentive Plan, which replaced the 2009 Incentive Plan. The 2014 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock, performance awards and other awards to officers, directors and key employees of up to 6,600,000 shares during a ten-year period that ends in April 2024.  Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.  The key provisions of the Company’s stock-based incentive plans are described in Note M of the Company’s Consolidated Financial Statements included in the 2014 Form 10-K.

Stock Options

Nonqualified stock options are granted at exercise prices equal to the market price of CLARCOR common stock at the date of grant, which is the date the Company’s Board of Directors approves the grant and the participants receive it.  The Company’s Board of Directors determines the vesting requirements for stock options at the time of grant and may accelerate vesting.  In

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

general, options granted to key employees vest 25% per year beginning at the end of the first year; therefore, they become fully exercisable at the end of four years.  Vesting may be accelerated in the event of retirement, disability or death of a participant or change in control of the Company.  Options granted to non-employee directors vest immediately, however, beginning in 2013 stock-based compensation for the Company's Board of Directors has been in the form of restricted stock, rather than stock options.  All options expire ten years from the date of grant unless otherwise terminated.

The following table summarizes information related to stock options and stock option exercises during the three months ended February 28, 2015 and March 1, 2014.

	Quarter Ended
	February 28, 2015	March 1, 2014
Pre-tax compensation expense	$1,848	$1,111
Deferred tax benefits	(672)	(395)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	392	161
Fair value of stock options on date of grant	3,196	4,554
Total intrinsic value of stock options exercised	1,751	758
Cash received upon exercise of stock options	3,111	1,242
Addition to capital in excess of par value due to exercise of stock options	3,418	1,363

The following table summarizes activity for the three months ended February 28, 2015 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan, the 2009 Incentive Plan and the 2014 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,310,720	$45.71
Granted	311,500	$63.22
Exercised	(74,079)	$42.00
Surrendered	(2,500)	$37.92
Outstanding at end of period	2,545,641	$47.97

Exercisable at end of period	1,661,021	$42.68

 At February 28, 2015, there was $6,080 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.07 years.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes information about the Company’s outstanding and exercisable options at February 28, 2015.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $28.79	61,750	$26.51	$2,427	2.53	61,750	$26.51	$2,427	2.53
$31.96 - $38.46	500,009	$33.64	16,085	3.44	500,009	$33.64	16,085	3.44
$42.86 - $49.91	1,234,119	$46.21	24,194	6.92	986,313	$46.12	19,421	6.71
$55.01 - $63.22	749,763	$62.19	2,712	9.25	112,949	$61.57	479	8.79
	2,545,641	$47.97	$45,418	6.81	1,661,021	$42.68	$38,412	5.71

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Three Months Ended
	February 28, 2015	March 1, 2014
Weighted average fair value per option at the date of grant for options granted	$10.26	$11.53
Risk-free interest rate	1.31%	1.55%
Expected dividend yield	1.27%	1.10%
Expected volatility factor	19.50%	21.40%
Expected option term in years	5.0	5.0

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

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 8,489 and 19,457 vested and deferred shares at February 28, 2015 and November 29, 2014, respectively.

The following table summarizes information related to restricted stock unit awards during the three months ended February 28, 2015 and March 1, 2014.

	Quarter Ended
	February 28, 2015	March 1, 2014
Pre-tax compensation expense	$835	$404
Deferred tax benefits	(304)	(144)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	208	101
Fair value of restricted stock unit awards on date of grant	3,180	1,466
Fair value of restricted stock unit awards vested	979	765

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes activity for the three months ended February 28, 2015 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	51,012	$53.12
Granted	50,295	$63.22
Vested	(19,223)	$50.91
Nonvested at end of period	82,084	$59.83

As of February 28, 2015, there was $2,287 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 3.20 years.

Restricted Stock Unit Awards with Performance Conditions

Beginning in 2015, performance awards were issued to officers and certain key employees as an incentive to achieve revenue growth and operating profit margin goals over a three-year period. The awards are in the form of restricted stock units, which vest at the end of the three-year period if the specified sales growth and operating margin goals are achieved. These restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Fair value of the restricted stock units is determined based on the market price of the stock on the grant date. Compensation cost is recorded equally over the three-year period in which the stock units are earned, based on a periodic determination of the probable performance outcome.  There were no vested shares at February 28, 2015 and November 29, 2014, respectively.

The following table summarizes information related to restricted stock unit awards with performance conditions during the three months ended February 28, 2015 and March 1, 2014.

	Quarter Ended
	February 28, 2015	March 1, 2014
Pre-tax compensation expense	$464	$—
Deferred tax benefits	(169)	—
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	—	—
Fair value of restricted stock unit awards on date of grant	5,857	—
Fair value of restricted stock unit awards vested	—	—

The following table summarizes activity for the three months ended February 28, 2015 with respect to the restricted stock unit awards with performance conditions.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted	92,650	$63.22
Vested	—	$—
Nonvested at end of period	92,650	$63.22

As of February 28, 2015, there was $5,101 of total unrecognized compensation cost related to restricted stock unit awards with performance conditions, which the Company expects to recognize over a weighted-average period of 2.75 years.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  No shares of common stock were issued to non-employee directors during the three months ended February 28, 2015 and March 1, 2014, respectively.

12.	EARNINGS PER SHARE AND STOCK REPURCHASE ACTIVITY

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share reflects the impact of outstanding stock options, restricted stock and other stock-based arrangements.  The FASB has issued guidance requiring unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock unit awards discussed in Note 11 qualify as participating securities under this guidance.  However, the unvested restricted stock unit awards do not materially impact the calculation of basic or diluted earnings per share; therefore, the Company does not present the two-class method computation.  The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

	Quarter Ended
	February 28, 2015	March 1, 2014
Weighted average number of shares outstanding - Basic	50,255,915	50,463,714
Dilutive effect of stock-based arrangements	536,568	460,731
Weighted average number of shares outstanding - Diluted	50,792,483	50,924,445

Net earnings attributable to CLARCOR Inc.	$26,709	$24,321

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.53	$0.48
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.53	$0.48

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	Quarter Ended
	February 28, 2015	March 1, 2014
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	—	441,450
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$7,949	$—
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	122,000	—

At February 28, 2015, there remained $200,511 authorized for future purchases under the Company’s $250,000 stock repurchase program that was approved by the Company's Board of Directors on June 25, 2013.

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

Segment information is summarized as follows:

	Quarter Ended
	February 28, 2015	March 1, 2014
Net sales:
Engine/Mobile Filtration	$144,458	$122,497
Industrial/Environmental Filtration	190,916	174,863
Packaging	15,749	15,325
	$351,123	$312,685

Operating profit:
Engine/Mobile Filtration	$24,746	$22,874
Industrial/Environmental Filtration	14,008	8,146
Packaging	439	246
	39,193	31,266
Other income (expense), net	(1,046)	3,678
Earnings before income taxes	$38,147	$34,944

	February 28, 2015	November 29, 2014
Identifiable assets:
Engine/Mobile Filtration	$788,591	$781,204
Industrial/Environmental Filtration	1,040,329	1,022,996
Packaging	38,881	41,817
Corporate	31,583	42,752
	$1,899,384	$1,888,769

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and accompanying notes and with the audited Consolidated Financial Statements and accompanying notes included in the 2014 Form 10-K.  Except as otherwise set forth herein, references to particular years or quarters refer to our applicable fiscal year or quarter.  The analysis of operating results focuses on our three reportable business segments:  Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. All references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to "organic" financial results, at the consolidated or reporting segment level, refer to our consolidated or segment results without giving effect to the three fiscal year 2014 acquisitions and the December 2014 acquisition of Filter Resources.

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands, except per share data)

	First Quarter
			Change
	2015	2014	$	%
Net sales	$351,123	$312,685	$38,438	12%
Cost of sales	238,148	216,098	22,050	10%
Gross profit	112,975	96,587	16,388	17%
Selling and administrative expenses	73,782	65,321	8,461	13%
Operating profit	39,193	31,266	7,927	25%
Other income (expense)	(1,046)	3,678	(4,724)
Provision for income taxes	11,410	10,603	807	8%
Net earnings attributable to CLARCOR	26,709	24,321	2,388	10%
Weighted average diluted shares	50,792	50,924	(132)	—%
Diluted earnings per share attributable to CLARCOR	$0.53	$0.48	$0.05	10%

Percentages:
Gross margin	32.2%	30.9%		1.3	pt
Selling and administrative percentage	21.0%	20.9%		0.1	pt
Operating margin	11.2%	10.0%		1.2	pt
Effective tax rate	29.9%	30.3%		(0.4)	pt
Net earnings margin	7.6%	7.8%		(0.2)	pt

First Quarter

Net Sales

Net sales increased $38.4 million, or 12%, in the first quarter of 2015 from the first quarter of 2014. Estimated components of this 12% increase in net sales are as follows:

Business acquisitions	9%
Organic volume	5%
Pricing	1%
Foreign exchange	(3)%
12%

The increase in net sales in the first quarter of 2015 from the first quarter of 2014 was driven primarily by the following factors:

•
Increased net sales of $24.1 million due to the May 2014 acquisition of the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition. Net sales for this business in the first quarter decreased approximately 11% in comparison to the prior year period in which the business was owned by Stanadyne Corporation, reflecting declines in sales of first-fit fuel filter assemblies and aftermarket filter elements due to lower demand from off-highway original equipment manufacturers and dealers.

•
Increased net sales of $4.0 million due to the December 2014 acquisition of Filter Resources, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Increased organic net sales volume of $16.6 million, or 10%, at our Industrial/Environmental Filtration segment. This net sales growth resulted from a $9.9 million, or 9%, increase in sales within the U.S. and a $6.8 million, or 11%, increase in foreign net sales, excluding the impact of changes in foreign currency exchange rates. The 9% increase in sales volume within the U.S. resulted primarily from increased sales of industrial air filtration products, gas turbine air intake replacement filters, natural gas filtration vessels and aftermarket elements, HVAC air filter sales and filter sales through our Total Filtration Services ("TFS") distribution business, partly offset by lower sales of gas turbine air intake filtration systems and dust collector systems. The 11% increase in foreign net sales primarily resulted from increased sales of natural gas filtration vessels and replacement filter elements in Europe and the Middle East.

•
Decreased organic net sales volume of $0.8 million, or 1%, at our Engine/Mobile Filtration segment. This net sales decrease resulted from a $5.8 million, or 13%, decrease in foreign net sales, excluding the impact of changes in foreign currency exchange rates, partly offset by a $5.0 million, or 6%, increase in sales within the U.S. The 13% decrease in foreign net sales volume in this segment primarily resulted from lower export sales to customers in Southeast Asia, South America and the Middle East, as well as lower sales volume in China due to lower demand from original equipment manufacturers. The increase in sales volume within the U.S. resulted primarily from a 9% increase in sales of heavy-duty engine filters to the U.S. aftermarket, which included growth from sales to a significant new customer, and a 7% increase in sales of locomotive filters.

•	Net sales at our Packaging segment increased $0.4 million, or 3%, due primarily to higher sales of smokeless tobacco packaging products and higher sales of battery jackets.

Cost of Sales

Cost of sales increased $22.1 million, or 10%, in the first quarter of 2015 from the first quarter of 2014. This 10% increase in cost of sales was less than the 12% increase in net sales. As a result, our gross margin increased to 32.2% in the first quarter of 2015 from 30.9% in the first quarter of 2014. This 1.3 percentage point increase in gross margin primarily reflects a 1.0 percentage point increase due to the impact of $3.6 million of increased cost of sales in the first quarter of 2014, resulting from the step-up of inventory values to reflect their estimated fair values as of the date of acquisition of GE's air filtration business, which did not recur in the first quarter of 2015. Gross margin was also favorably impacted in the first quarter of 2015 by approximately 0.8 percentage points due to the favorable impact of the fiscal 2014 acquisition of the Stanadyne Business, and by

0.5 percentage points due to increases in the selling prices of our products. These favorable effects were partly offset by an approximately 1.2 percentage point decrease in gross margin due to lower fixed cost leverage at certain of our businesses, as well as increased freight costs and unfavorable sales mix at certain businesses.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.5 million, or 13%, in the first quarter of 2015 from the first quarter of 2014. This increase was primarily the result of $6.4 million of costs due to the May 2014 acquisition of the Stanadyne Business (including $2.9 million of intangible asset amortization in the first quarter of 2015). Other selling and administrative expense increases in the first quarter of 2015 compared to the first quarter of 2014 include $2.0 million of increased employee salaries and related benefits (including new headcount related to strategic growth initiatives), $1.6 million of increased costs related to stock-based compensation (including the impact of accelerated vesting of awards granted to retirement-eligible employees) and $1.5 million of other net increases, including professional services, research & development and advertising costs. These increases were partly offset by a $3.1 million decrease in professional services costs, including legal, investment advisory and integration consulting, incurred in the first quarter of last year related to the December 2013 acquisition of GE's air filtration business. Since selling and administrative expenses increased 13% while net sales increased 12%, our selling and administrative expenses as a percentage of net sales increased to 21.0% in the first quarter of 2015 from 20.9% in last year's first quarter.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Significant Acquisitions

On December 16, 2013, the Company acquired GE's air filtration business, which is now operated as CLARCOR Industrial Air. The impact of including CLARCOR Industrial Air's results, which are reported within our Industrial/Environmental Filtration segment, from the date of acquisition, on our net sales and operating profit in the first three months of 2015 compared to the first three months of 2014 was as follows:

	First Quarter
(Dollars in thousands)	2015	2014	Change
Net sales	$49,551	$45,378	$4,173
Operating profit	3,836	(1,048)	4,884

The net sales and operating profit for CLARCOR Industrial Air in the first three months of fiscal 2014 reflect results from December 16, 2013, the date of acquisition, through March 1, 2014. Operating profit for the first three months of 2014 included approximately $3.6 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $3.1 million of selling and administrative expenses related to the acquisition execution and integration. These costs did not recur in the first three months of fiscal 2015.

On May 1, 2014 the Company acquired Stanadyne Corporation's diesel fuel filtration business, which is now operated as CLARCOR Engine Mobile Solutions. The impact of including CLARCOR Engine Mobile Solutions' results, which are reported within our Engine/Mobile Filtration segment, from the date of acquisition, on our net sales and operating profit in the first three months of 2015 compared with the first three months of 2014 was as follows:

	First Quarter
(Dollars in thousands)	2015	2014	Change
Net sales	$24,073	$—	$24,073
Operating profit	4,773	—	4,773

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our 2015 translated U.S. dollar value of net sales and operating profit compared to the same period in 2014 as follows:

(Dollars in thousands)	First Quarter
Net sales	$(7,820)
Operating profit (loss)	(922)

•	Other income (expense)

Interest expense

We recognized net interest expense in other income (expense) as follows:

(Dollars in thousands)	First Quarter
2015	$(930)
2014	(293)

Net interest expense in the first quarter of 2015 was driven by $1.1 million of interest expense related to borrowings on the Term Loan Facility and on the Credit Facility, which borrowings were undertaken to fund a portion of the cost of our acquisitions of the GE Air Filtration business and the Stanadyne Business in 2014. At the end of the first quarter of 2015, we had $395.0 million outstanding on the Term Loan Facility -- including $315.0 million outstanding in connection with the Stanadyne Business acquisition and $80.0 million outstanding in connection with the GE Air Filtration acquisition -- and we had $28.0 million outstanding on the Credit Facility.

Foreign currency gains and (losses)

We recognized foreign currency gains (losses) in other income (expense) as follows:

(Dollars in thousands)	First Quarter
2015	$(152)
2014	958

Foreign currency gains (losses) in the first quarter of 2015 and in the first quarter of 2014 primarily reflect the translation of inter-company loans -- in cases where such loans are expected to be settled in cash at some point in the future -- at certain foreign subsidiaries denominated in currencies other than their functional currencies, as well as the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies.

Other income (expense)

There was no significant other income (expense) in the first quarter of 2015.

Other income of approximately $3.0 million in the first quarter of 2014 primarily reflected a $2.8 million bargain purchase gain that resulted from the Company's acquisition of the Bekaert Business in the first quarter of 2014. As the Company maintains a permanent reinvestment strategy for all foreign operations, this gain was not subject to tax.

•	Provisions for income taxes

Our effective tax rate decreased 0.4 percentage points to 29.9% in the first quarter of 2015 from 30.3% in the first quarter of 2014. Our effective tax rate in the first quarter of 2015 reflected a 2.1 percentage point favorable impact related to the extension of the research and development tax credit in December 2014, as well as 0.9 percentage points of favorable rate impacts from various other items, including a higher domestic production activities deduction. These favorable impacts were partially offset by a 2.6 percentage point favorable impact in the prior year, resulting from the $2.8 million bargain purchase gain recognized in the first quarter of 2014 which was not subject to tax, which did not recur in the first quarter of 2015.

Our effective tax rate in the first quarter of 2014 reflected reductions due to the $2.8 million bargain purchase gain recognized in the first quarter of 2014 which, as described above, was not subject to tax.

•	Shares outstanding

Average diluted shares outstanding decreased by approximately 0.1 million shares in the first quarter of 2015 from the first quarter of 2014, as our repurchases of common stock offset the amount of incremental dilutive shares related to stock option exercises and the issuance of stock options.

SEGMENT ANALYSIS

	First Quarter
(Dollars in thousands)	2015	% Total	2014	% Total
Net sales:
Engine/Mobile Filtration	$144,458	41%	$122,497	39%
Industrial/Environmental Filtration	190,916	54%	174,863	56%
Packaging	15,749	5%	15,325	5%
	$351,123	100%	$312,685	100%

Gross profit:
Engine/Mobile Filtration	$50,400	45%	$40,974	42%
Industrial/Environmental Filtration	60,248	53%	53,521	55%
Packaging	2,327	2%	2,092	3%
	$112,975	100%	$96,587	100%

Operating profit:
Engine/Mobile Filtration	$24,746	63%	$22,874	73%
Industrial/Environmental Filtration	14,008	36%	8,146	26%
Packaging	439	1%	246	1%
	$39,193	100%	$31,266	100%

Gross margin:
Engine/Mobile Filtration	34.9%		33.4%
Industrial/Environmental Filtration	31.6%		30.6%
Packaging	14.8%		13.7%
	32.2%		30.9%

Operating margin:
Engine/Mobile Filtration	17.1%		18.7%
Industrial/Environmental Filtration	7.3%		4.7%
Packaging	2.8%		1.6%
	11.2%		10.0%

Engine/Mobile Filtration Segment

	First Quarter
			Change
(Dollars in thousands)	2015	2014	$	%
Net sales	$144,458	$122,497	$21,961	18%
Cost of sales	94,058	81,523	12,535	15%
Gross profit	50,400	40,974	9,426	23%
Selling and administrative expenses	25,654	18,100	7,554	42%
Operating profit	24,746	22,874	1,872	8%

Gross margin	34.9%	33.4%		1.5	pt
Selling and administrative percentage	17.8%	14.8%		3.0	pt
Operating margin	17.1%	18.7%		(1.6)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

Net Sales

The change in net sales for our Engine/Mobile Filtration segment in the first quarter of 2015 from the first quarter of 2014 is detailed in the following tables:

First Quarter
Stanadyne Business acquisition	20%
Pricing	1%
Organic volume	(1)%
Foreign exchange	(2)%
18%

(Dollars in millions)	First Quarter
2014	$122.5

U.S. net sales	19.3
Foreign net sales (including export)	5.4
Foreign exchange	(2.7)
Net increase	22.0

2015	$144.5

The net increase in U.S. net sales for our Engine/Mobile Filtration segment in the first quarter of 2015 from the first quarter of 2014 is detailed as follows:

(Dollars in millions)	First Quarter
Stanadyne Business acquisition	$13.3
Heavy-duty engine filtration aftermarket	4.1
Locomotive filters	2.0
Other	(0.1)
Increase in U.S. net sales	$19.3

Our U.S. net sales increased 25% in the first quarter of 2015 compared with the first quarter of 2014. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $13.3 million of increased U.S. net sales in the first quarter of 2015. The remaining increase in sales of $5.9 million was primarily the result of a 9% increase in heavy-duty engine filter aftermarket sales. This growth was partly driven by improved year-over-year demand from our U.S. national distribution and fleet services customers, which we believe was positively impacted by the 4% year-over-year increase in heavy-duty truck tonnage for the preceding three months (September 2014 through November 2014) as measured by the American Trucking Associations, which we believe is usually a leading indicator of heavy-duty engine filter aftermarket demand in the U.S. This 9% aftermarket sales growth in the first quarter also reflects initial sales to a significant new customer, with whom we have contracted to supply a full line of private-branded aftermarket products for sale through this customer's national retail network. We also experienced growth of approximately 7% in locomotive filter sales in the first quarter of 2015 compared with the first quarter of 2014, reflecting the impact of new products and increased railroad activity leading to increased replacement filter sales.

The net change in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the first quarter of 2015 from the first quarter of 2014 is detailed as follows:

(Dollars in millions)	First Quarter
Stanadyne Business acquisition	$10.7
Heavy-duty engine filter sales in China	(1.8)
Export sales primarily to the Middle East, Southeast Asia and Latin America	(4.2)
Other	0.7
Increase in foreign net sales	$5.4

Our foreign net sales increased 12% in the first quarter of 2015 compared with the first quarter of 2014, adjusted for changes in foreign currencies. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $10.7 million of increased foreign net sales in the first quarter of 2015. This increase was partly offset by a $4.2 million decrease in export sales of heavy-duty engine filters to the Middle East, Southeast Asia and Latin America, as well as a decrease of $1.8 million in heavy-duty engine filter sales in China primarily due to lower demand from a significant diesel engine and truck original equipment manufacturer.

Cost of Sales

Cost of sales increased $12.5 million, or 15%, in the first quarter of 2015 from the first quarter of 2014. This increase was less than the 18% increase in net sales. As a result, our gross margin increased to 34.9% in the first quarter of 2015 from 33.4% in the first quarter of 2014. This 1.5 percentage point increase in gross margin primarily reflects a 1.6 percentage point increase due to the accretive mix impact of the Stanadyne Business acquisition and a 1.0 percentage point increase in gross margin resulting from a customer price increase that we executed at the end of the first quarter of 2014. Those impacts were partly offset by a 0.5 percentage point decrease resulting from lower fixed cost leverage (including costs related to new customers, new products and expanded capacity brought into service to support expected future growth) and 0.5 percentage point decrease in gross margin resulting from higher material costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $7.6 million, or 42%, in the first quarter of 2015 from the first quarter of 2014. This increase was primarily the result of $6.4 million of selling and administrative expenses at the CLARCOR Engine Mobile

Solutions business, including approximately $2.9 million of intangible asset amortization. The remaining increase of approximately $1.2 million was primarily the result of higher compensation expense related to our company-wide profit sharing program and higher allocated corporate costs, including costs to support growth initiatives. With selling and administrative expenses in this segment increasing 42% while segment net sales increased 18%, our selling and administrative expenses as a percentage of net sales increased to 17.8% in the first quarter of 2015 from 14.8% in the first quarter of 2014.

Industrial/Environmental Filtration Segment

	First Quarter
			Change
(Dollars in thousands)	2015	2014	$	%
Net sales	$190,916	$174,863	$16,053	9%
Cost of sales	130,668	121,342	9,326	8%
Gross profit	60,248	53,521	6,727	13%
Selling and administrative expenses	46,240	45,375	865	2%
Operating profit	14,008	8,146	5,862	72%

Gross margin	31.6%	30.6%		1.0	pt
Selling and administrative percentage	24.2%	25.9%		(1.7)	pt
Operating margin	7.3%	4.7%		2.6	pt

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

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the first quarter of 2015 from the first quarter of 2014 are detailed in the following tables:

First Quarter
Organic volume	10%
Filter Resources acquisition	2%
Pricing	—%
Foreign exchange	(3)%
9%

(Dollars in millions)	First Quarter
2014	$174.9

U.S. net sales	14.4
Foreign net sales (including export)	6.8
Foreign exchange	(5.2)
Net increase	16.0

2015	$190.9

The net increase in U.S. net sales for our Industrial/Environmental Filtration segment in the first quarter of 2015 from the first quarter of 2014 is detailed as follows:

(Dollars in millions)	First Quarter
Industrial air filtration aftermarket products	$7.8
Natural gas filtration vessels and aftermarket elements	4.4
Filter Resources acquisition	4.0
Filter sales through Total Filtration Services ("TFS")	1.1
Gas turbine air intake filtration systems	(3.3)
All other, net	0.4
Increase in U.S. net sales	$14.4

•
Higher sales of industrial air filtration products in the first quarter of 2015 from the comparable period in 2014 was driven primarily by increased sales through our CLARCOR Industrial Air subsidiary, including increased sales of BHA pleated filters, bag filters and other industrial air replacement filters, and increased sales of ClearCurrent® filters and replacement cartridge filters for gas turbine air intake applications.

•
Higher sales in the natural gas market in the first quarter of 2015 from the first quarter of 2014 was driven primarily by an approximately 19% increase in natural gas filtration aftermarket element sales, as well as growth of natural gas filtration vessel sales, resulting from increased activity in extraction, transportation and processing of natural gas and natural gas liquids (such as ethane, propane and butane).

•
The acquisition of Filter Resources in December 2014, whose operations have been merged into the Company's PECOFacet group of companies, resulted in approximately $4.0 million of increased U.S. net sales in the first quarter of 2015, reflecting sales of filtration vessels and replacement elements primarily for use in petrochemical, refining, pipeline and other industrial applications.

•
Higher sales through our TFS distribution subsidiary in the first quarter of 2015 from the first quarter of 2014 was primarily the result of higher liquid and air filter sales to a variety of customers, including those in the general industrial, chemical and aerospace industries.

•
Lower sales of gas turbine air intake filtration systems at our CLARCOR Industrial Air subsidiary in the first quarter of 2015 from the first quarter of 2014 was driven by relatively strong sales in the first quarter of 2014, coupled with the timing of several large system sales which are expected to occur later in the year in 2015.

The net changes in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the first quarter of 2015 from the first quarter of 2014 are detailed as follows:

(Dollars in millions)	First Quarter
Natural gas filtration vessels and aftermarket filters	$2.8
Industrial air filtration aftermarket products	2.1
Industrial liquid filtration products	1.7
Gas turbine air intake filtration systems	(0.8)
All other, net	1.0
Increase in foreign net sales	$6.8

•
Higher foreign net sales of natural gas vessels and aftermarket filters in the first quarter of 2015 from the first quarter of 2014 reflects continued global growth in the extraction, transportation and processing of natural gas and natural gas liquids (such as ethane, propane and butane).

•
Higher sales of industrial air filtration products in the first quarter of 2015 from the first quarter of 2014 was driven primarily by increased sales through our CLARCOR Industrial Air subsidiary, including increased sales of BHA pleated filters, bag filters and other industrial air filters, and increased sales of ClearCurrent® filters and replacement cartridge filters for gas turbine air intake applications, as well as higher sales by our United Air Specialists subsidiary due to increased sales of industrial dust, fume and oil mist collectors in China and Europe.

•
Higher sales of industrial liquid filtration products reflects global growth in sales of porous metal filters, mesh screen filters and other metal-based filtration products and systems for use in polymer processing and other industrial applications.

•
Lower sales of gas turbine air intake filtration systems by our CLARCOR Industrial Air subsidiary in the first quarter of 2015 from the first quarter of 2014 was driven by relatively strong sales in the first quarter of 2014, coupled with the timing of several large system sales which are expected to occur later in the year in 2015.

Cost of Sales

Cost of sales increased $9.3 million, or 8%, in the first quarter of 2015 from the first quarter of 2014. This increase was less than the 9% increase in net sales. As a result, our gross margin increased to 31.6% in the first quarter of 2015 from 30.6% in the first quarter of 2014. This 1.0 percentage point increase in gross margin primarily reflects a 1.9 percentage point increase in gross margin due to the impact of $3.6 million of increased cost of sales in the first quarter of 2014 resulting from the step-up of inventory values at the GE air filtration business to reflect their estimated fair value as of the purchase date, as well as a 0.6 percentage point increase due to approximately $1.2 million of restructuring costs incurred in the first quarter of 2014 in our HVAC air filtration business, which did not recur in the first quarter of 2015. Gross margin in this reporting segment was also favorably impacted by 0.3 percentage points in the first quarter of 2015 due to customer price increases on certain of our products. These favorable impacts were partially offset by a 0.6 percentage point reduction in gross margin due to increased shipping and freight costs on certain of our products, and an approximately 1.1 percentage point reduction due to unfavorable changes in sales mix across various businesses.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.9 million, or 2%, in the first quarter of 2015 from the first quarter of 2014. This increase was primarily the result of $1.6 million of higher employee costs, $1.0 million of higher allocated corporate costs -- including costs related to strategic growth initiatives -- and $1.4 million of other selling and administrative expense increases including facility costs, travel and compensation expense related to our company-wide profit sharing program. These increases were partially offset by a $3.1 million decrease resulting from legal, investment advisory and consulting costs related to the acquisition of the CLARCOR Industrial Air business in the first quarter of 2014, which costs did not recur in the first quarter of 2015. With selling and administrative expenses increasing 2% while our net sales increased 9%, our selling and administrative expenses as a percentage of net sales decreased to 24.2% in the first quarter of 2015 from 25.9% in last year's first quarter.

Packaging Segment

	First Quarter
			Change
(Dollars in thousands)	2015	2014	$	%
Net sales	$15,749	$15,325	$424	3%
Cost of sales	13,422	13,233	189	1%
Gross profit	2,327	2,092	235	11%
Selling and administrative expenses	1,888	1,846	42	2%
Operating profit	439	246	193	78%

Gross margin	14.8%	13.7%		1.1	pt
Selling and administrative percentage	12.0%	12.0%		—	pt
Operating margin	2.8%	1.6%		1.2	pt

Our Packaging segment manufactures and sells consumer and industrial packaging products.

Net Sales

The changes in net sales in the first quarter of 2015 at our Packaging segment from the first quarter of 2014 are detailed in the following table:

(Dollars in millions)	First Quarter
Smokeless tobacco packaging	$0.5
Battery jackets	0.2
Confection packaging	(0.4)
Other, net	0.1
Increase in net sales	$0.4

Higher sales of smokeless tobacco packaging products in the first quarter of 2015 from the first quarter of 2014 reflects growth of new smokeless tobacco products and sales of premium packaging products such as embossed metal lids. The changes in sales of battery jackets and confection packaging products primarily reflects normal variability in the timing of customer order patterns within the year.

Cost of Sales

Cost of sales increased $0.2 million, or 1%, in the first quarter of 2015 from the first quarter of 2014. This increase was less than the 3% increase in net sales. As a result, our gross margin increased to 14.8% in the first quarter of 2015 from 13.7% in the first quarter of 2014. This 1.1 percentage point increase in gross margin was primarily driven by reduced variable manufacturing expenses, including lower utility costs and repair costs, improved absorption of fixed manufacturing costs due to higher sales volume, and lower production scrap costs.

Selling and Administrative Expenses

Selling and administrative expenses increased less than $0.1 million, or 2%, in the first quarter of 2015 from the first quarter of 2014. There were no individually significant changes in selling and administrative expenses in the first quarter of 2015 in comparison to the prior year. With selling and administrative expenses increasing 2% while our net sales increased 3%, our selling and administrative expenses as a percentage of net sales was flat at approximately 12.0% in both the first quarter of 2015 and the first quarter of 2014.

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

We had cash, cash equivalents and restricted cash of $84.4 million at the end of the first quarter of 2015.  Approximately $81.8 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.4 at the end of the first quarter of 2015 increased from 3.2 at year-end 2014.  This increase reflects a $23.1 million increase in inventories, due primarily to production build schedules in anticipation of sales growth as we progress through the fiscal year, as well as a $17.7 million decrease in accrued salaries, wages and commissions, due primarily to the annual payment of awards earned under our company-wide profit sharing program in the first quarter of the year, and an $11.0 million decrease in other current liabilities, due primarily to a $4.1 million decrease in accrued employer matching contributions related to employee 401(k) contributions, which are funded by the Company annually, and a $3.6 million decrease in accrued rebates payable. These effects were partially offset by a $27.9 million reduction in accounts receivable, partly due to seasonal trends in sales in the first quarter of the year and partly due to company-wide efforts to improve collection of past due receivables, as well as a $9.7 million decrease in cash, cash equivalents and restricted cash, due primarily to our acquisition of Filter Resources, whose operations have been merged into the Company's PECOFacet group of companies, in December 2014 for approximately $22.1 million ($20.8 million of which was paid in cash at closing).

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

At the end of the first quarter of 2015, we had $395.0 million outstanding on the Term Loan Facility with a weighted average interest rate including margin of approximately 1.07% and we had $28.0 million outstanding on the Credit Facility with a weighted average interest rate including margin of approximately 0.87%. We borrowed $100.0 million under the Term Loan Facility in November 2013 to fund a portion of the cost of the acquisition of the GE Air Filtration business, now operated as CLARCOR Industrial Air, of which $80.0 million was outstanding at the end of the first quarter of 2015. We borrowed $315.0 million under the Term Loan Facility in April 2014 to fund the majority of the cost of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, of which $315.0 million was outstanding at the end of the first quarter of 2015. At February 28, 2015, we also had approximately $16.0 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $106.0 million available for further borrowing at the end of the first quarter of 2015. Our Term Loan Facility expires in April 2017.

Total long-term debt of $439.5 million at the end of the first quarter of 2015 included $395.0 million outstanding on the Term Loan Facility, $28.0 million outstanding on the Credit Facility, $15.8 million outstanding on industrial revenue bonds and $0.7 million of other long-term debt.  At the end of the first quarter of 2015, we were in compliance with all financial covenants as included in our Credit Facility and Term Loan Facility. The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 28.5% at the end of the first quarter of 2015 compared to 27.1% at year-end 2014, with the increase attributable to the $28.0 million of borrowings on the Credit Facility during the quarter, primarily pursuant to the acquisition of Filter Resources.

We had 50.2 million shares of common stock outstanding at the end of the first quarter of 2015 and we also had 50.2 million shares outstanding at year-end 2014.  This number was unchanged, as a 0.1 million increase due to shares issued pursuant to stock incentive plans in the first three months of 2015 was offset by the repurchase of 0.1 million shares during the same period.  Shareholders’ equity decreased to $1,104.3 million at the end of the first quarter of 2015 from $1,105.1 million at year-end 2014.  This $0.8 million decrease resulted mainly from currency translation adjustments of $16.6 million, dividend payments $10.1 million and our repurchase of common stock of $7.9 million, partially offset by additional net earnings of $26.7 million and items related to stock compensation and option activity pursuant to incentive plans of $6.7 million.

Cash Flow

Net cash provided by operating activities increased $0.2 million to $18.6 million in the first three months of 2015 from $18.4 million in the first three months of 2014.  This increase was primarily due to a $2.4 million increase in net earnings.

Net cash used in investing activities decreased $235.4 million in the first three months of 2015 from the first three months of 2014 primarily due to a $241.9 million decrease in payments related to business acquisitions as $260.3 million of net cash was paid in the first quarter of 2014 for the acquisition of the GE Air Filtration business (now operated as CLARCOR Industrial Air) and $7.3 million of net cash was paid in the first quarter of 2014 for the acquisition of the Bekaert Business, in comparison to

$20.9 million of net cash payments related to the Filter Resources acquisition in the first quarter of 2015. This decrease was partially offset by an increase of $6.7 million in capital expenditures in the first quarter of 2015 in comparison to the first quarter of 2014.

Net cash provided by financing activities increased $90.9 million in the first three months of 2015 from the first three months of 2014 primarily as the result of $28.0 million of borrowings under the Credit Facility in the first quarter of 2015, in comparison to $50.0 million of net repayments on the Credit Facility and $20.0 million of repayments on the Term Loan Facility in the first quarter of 2014, respectively. This increase in net cash provided by financing activities was partially offset by an increase of $7.9 million in payments for the repurchase of common stock in the first quarter of 2015 in comparison to the prior year period.

We intend to continue to assess repurchases of our common stock. In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first three months of 2015 we repurchased and retired 0.1 million shares of our common stock for $7.9 million at an approximate average price of $65.15.  At the end of the first quarter of 2015, there was approximately $200.5 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for further repayment of outstanding borrowings on the Term Loan Facility and Credit Facility, internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

In January 2013 we announced that we intend to invest approximately $40.0 million in our Engine/Mobile Filtration segment to build a new warehouse and distribution center adjacent to our manufacturing facility in Kearney, Nebraska. The project is anticipated to take approximately two years to complete. Through the first three months of 2015 we have incurred approximately $35.8 million in costs related to this project.

At the end of the first quarter of 2015, our gross liability for uncertain income tax provisions was $2.7 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note I to the Consolidated Financial Statements in our 2014 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first three months of 2015 or 2014.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2014 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no material changes in our critical accounting policies set forth in our 2014 Form 10-K.  These policies have been consistently applied in all material respects.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This First Quarter 2015 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of words such as “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•
statements regarding our current cost structure positions and ability to capitalize on anticipated development and growth initiatives, including the expansion of facilities and other planned capital expenditures;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources and borrowing capacity under the Credit Facility and the Term Loan Facility;

•	statements regarding anticipated payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to pending claims or litigation, including the anticipated outcome of the 3M lawsuit referenced in Note 10; and

•	statements relating to the availability of raw materials and other supplies; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not only limited to, risks associated with: (1) world economic factors and the ongoing economic uncertainty impacting many regions of the world, (2) reductions in sales volume and orders, (3) our customers’ financial condition, (4) the health of the markets we serve, including the oil & gas market, (5) customer concentration issues in certain geographic locations and in respect of certain of our businesses, (6) our ability to integrate the businesses we have acquired, (7) currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, (8) commodity price increases and/or limited availability of raw materials and component products, including steel, (9) compliance costs associated with environmental laws and regulations, (10) political factors, (11) our international operations, (12) highly competitive markets, (13) governmental laws and regulations, (14) potential information systems interruptions and intrusions, (15) potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, (16) changes in accounting standards or adoption of new accounting standards, (17) adverse effects of natural disasters, (18) legal challenges with respect to intellectual property, (19) product liability exposure, (20) changes in tax rates or exposure to additional income tax liabilities, (21) potential labor disruptions, and (22) other factors described in more detail in the “Risk Factors” section of our 2014 Form 10-K.  In addition, our past results of operations do not necessarily indicate our future results.  Our future results may differ materially from our past results as a result of various risks and uncertainties, including these and other risk factors detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2015 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements, the risks described in this First Quarter 2015 Form 10-Q, or any other information in this First Quarter 2015 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this First Quarter 2015 Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense on long-term debt is sensitive to changes in interest rates.  In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies.  Market risks are also discussed in our 2014 Form 10-K in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”  There have been no material changes to the disclosure regarding market risk set forth in our 2014 Form 10-K.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, with the supervision and participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2015.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) and 15d-15(e) of the Exchange Act were effective as of February 28, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended February 28, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference from Note 10 included in Part I, Item 1 of this First Quarter 2015 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2013, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 122,000 shares of our common stock during the fiscal quarter ended February 28, 2015.  The Company had remaining authorization of approximately $200.5 million to repurchase shares as of February 28, 2015 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
November 30, 2014 through January 3, 2015	46,000	$66.55	46,000	$205,398,847
January 4, 2015 through January 31, 2015	38,000	$63.16	38,000	$202,998,689
February 1, 2015 through February 28, 2015	38,000	$65.46	38,000	$200,511,378
Total	122,000		122,000

Item 6. Exhibits

a.	Exhibits:
*10.7(e)
Form of Agreement for the Issuance of Performance-Based Restricted Stock Units used by Company for executive officers and certain other senior members of Company management receiving performance-based restricted stock units, made under the 2014 Incentive Plan. +

	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2014 Quarterly Report on Form 10-Q.
+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

March 20, 2015	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

March 20, 2015	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer