Form 10-Q
period 2015-05-30
CLARCOR INC.
filed 2015-06-19
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2015

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

As of June 15, 2015, 50,096,733 common shares with a par value of $1 per share were outstanding.

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Net sales	$399,799	$386,642	$750,922	$699,327
Cost of sales	266,189	261,272	504,337	477,370

Gross profit	133,610	125,370	246,585	221,957

Selling and administrative expenses	74,667	74,223	148,449	139,544

Operating profit	58,943	51,147	98,136	82,413

Other income (expense):
Interest expense	(1,556)	(670)	(2,627)	(1,070)
Interest income	90	96	231	203
Other, net	(422)	174	(538)	4,145
	(1,888)	(400)	(2,934)	3,278

Earnings before income taxes	57,055	50,747	95,202	85,691

Provision for income taxes	18,482	16,201	29,892	26,804

Net earnings	38,573	34,546	65,310	58,887

Net (earnings) loss attributable to noncontrolling interests	(76)	6	(104)	(14)

Net earnings attributable to CLARCOR Inc.	$38,497	$34,552	$65,206	$58,873

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.77	$0.68	$1.30	$1.17
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.76	$0.68	$1.28	$1.16

Weighted average number of shares outstanding - Basic	50,209,215	50,513,588	50,232,565	50,488,651
Weighted average number of shares outstanding - Diluted	50,791,198	50,945,090	50,791,840	50,934,768

Dividends paid per share	$0.2000	$0.1700	$0.4000	$0.3400

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Net earnings	$38,573	$34,546	$65,310	$58,887

Other comprehensive income:
Pension and other postretirement benefits —
Pension and other postretirement benefits liability adjustments	860	619	1,721	1,283
Pension and other postretirement benefits liability adjustments tax amounts	(335)	(240)	(597)	(507)
Pension and other postretirement benefits liability adjustments, net of tax	525	379	1,124	776

Foreign currency translation —
Translation adjustments	(5,720)	(1,764)	(22,334)	2,561
Translation adjustments tax amounts	—	—	—	—
Translation adjustments, net of tax	(5,720)	(1,764)	(22,334)	2,561

Comprehensive earnings	33,378	33,161	44,100	62,224

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(50)	(82)	(18)	(133)
Comprehensive loss attributable to redeemable noncontrolling interests	12	83	155	106

Comprehensive earnings attributable to CLARCOR Inc.	$33,340	$33,162	$44,237	$62,197

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	May 30, 2015	November 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$81,837	$94,064
Accounts receivable, less allowance for losses of $11,132 and $10,811, respectively	280,563	305,580
Inventories	300,885	274,718
Deferred income taxes	38,209	37,749
Prepaid expenses and other current assets	21,952	16,796
Total current assets	723,446	728,907

Property, plant and equipment, at cost, less accumulated depreciation of $363,694 and $357,564 respectively	309,955	288,356
Goodwill	508,273	507,172
Acquired intangible assets, less accumulated amortization	342,878	347,578
Other noncurrent assets	18,420	16,756
Total assets	$1,902,972	$1,888,769

LIABILITIES
Current liabilities:
Current portion of long-term debt	$227	$233
Accounts payable	102,476	97,885
Accrued liabilities	102,360	120,036
Income taxes payable	4,871	6,226
Total current liabilities	209,934	224,380

Long-term debt, less current portion	417,800	411,330
Long-term pension and postretirement healthcare benefits liabilities	32,141	33,266
Deferred income taxes	104,057	104,250
Other long-term liabilities	13,868	8,853
Total liabilities	777,800	782,079

Contingencies (Note 10)
Redeemable noncontrolling interests	—	1,587

SHAREHOLDERS' EQUITY
Capital stock	50,119	50,204
Capital in excess of par value	6,944	10,644
Accumulated other comprehensive loss	(75,290)	(54,080)
Retained earnings	1,142,544	1,097,292
Total CLARCOR Inc. equity	1,124,317	1,104,060
Noncontrolling interests	855	1,043
Total shareholders' equity	1,125,172	1,105,103
Total liabilities and shareholders' equity	$1,902,972	$1,888,769

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	May 30, 2015	May 31, 2014
Cash flows from operating activities:
Net earnings	$65,310	$58,887
Depreciation	15,583	14,870
Amortization	12,523	7,943
Other noncash items	104	933
Net (gain) loss on disposition of assets	(1,418)	73
Bargain purchase gain	—	(2,815)
Stock-based compensation expense	6,994	3,654
Excess tax benefit from stock-based compensation	(995)	(351)
Change in assets and liabilities	(30,871)	(40,444)
Net cash provided by operating activities	67,230	42,750

Cash flows from investing activities:
Restricted cash	—	(642)
Business acquisitions, net of cash acquired	(20,881)	(595,621)
Additions to plant assets	(37,992)	(28,275)
Proceeds from disposition of plant assets	4,792	148
Investment in affiliates	(525)	(473)
Net cash used in investing activities	(54,606)	(624,863)

Cash flows from financing activities:
Net borrowings (payments) on multicurrency revolving credit facility	15,000	(22,000)
Borrowings under term loan facility	—	315,000
Payments on term loan facility	—	(20,000)
Payments on long-term debt	(8,536)	(1,487)
Payment of financing costs	—	(723)
Sale of capital stock under stock option and employee purchase plans	5,360	2,442
Acquisition of noncontrolling interest	(1,239)	—
Payments for repurchase of common stock	(16,110)	—
Excess tax benefit from stock-based compensation	995	351
Dividend paid to noncontrolling interests	(206)	(166)
Cash dividends paid	(20,124)	(17,166)
Net cash (used in) provided by financing activities	(24,860)	256,251
Net effect of exchange rate changes on cash	9	(1,673)
Net change in cash and cash equivalents	(12,227)	(327,535)
Cash and cash equivalents, beginning of period	94,064	411,562
Cash and cash equivalents, end of period	$81,837	$84,027

Cash paid during the period for:
Interest	$2,478	$598
Income taxes, net of refunds	$26,505	$28,812

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended May 30, 2015 and May 31, 2014 and the Consolidated Condensed Balance Sheet as of May 30, 2015 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 2014 (“2014 Form 10-K”).  The November 29, 2014 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2014 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended May 30, 2015, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2014 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company had $1,294 of noncurrent restricted cash recorded in Other noncurrent assets as of both May 30, 2015 and November 29, 2014, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	May 30, 2015	November 29, 2014
Raw materials	$107,300	$101,848
Work in process	50,078	41,729
Finished products	143,507	131,141
Inventories	$300,885	$274,718

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the three and six months ended May 30, 2015 are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Total
Balance at February 28, 2015, net of tax	$(37,068)		$(33,027)	$(70,095)
Other comprehensive loss before reclassifications and tax	(105)		(5,720)	(5,825)
Tax benefit	21		—	21
Other comprehensive loss before reclassifications, net of tax	(84)		(5,720)	(5,804)
Reclassifications, before tax	965	(a)	—	965
Tax expense	(356)		—	(356)
Reclassifications, net of tax	609		—	609
Other comprehensive income (loss), net of tax	525		(5,720)	(5,195)
Balance at May 30, 2015, net of tax	$(36,543)		$(38,747)	$(75,290)

Balance at November 29, 2014, net of tax	$(37,667)		$(16,413)	$(54,080)
Other comprehensive loss before reclassifications and tax	(210)		(22,334)	(22,544)
Tax benefit	42		—	42
Other comprehensive loss before reclassifications, net of tax	(168)		(22,334)	(22,502)
Reclassifications, before tax	1,932	(a)	—	1,932
Tax expense	(640)		—	(640)
Reclassifications, net of tax	1,292		—	1,292
Other comprehensive income (loss), net of tax	1,124		(22,334)	(21,210)
Balance at May 30, 2015, net of tax	$(36,543)		$(38,747)	$(75,290)
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

The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedge transaction is no longer likely to occur, the hedge designation is removed, or the derivative is

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

terminated, the hedge accounting discussed above is discontinued. Further information related to derivatives and hedging activities is included in Note 5 of the Notes to Consolidated Condensed Financial Statements.

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

Business Acquisitions

Filter Resources
On December 17, 2014, the Company acquired 100% of the outstanding shares of Filter Resources, Inc., Filtration, Inc. and Fabrication Specialties, Inc. (collectively, "Filter Resources"). The purchase price for Filter Resources was approximately $21,861, which the Company funded with borrowings under the Company's revolving credit agreement.
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
A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management's best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition-date fair values. A contingent liability for a potential earn-out payment to the former owners, based on earnings from certain capital projects, has been recorded at its estimated fair value of $1,282, and is included in Other long-term liabilities in the Consolidated Condensed Balance Sheet. The Company assumed long-term debt of the business of $1,250, which was immediately repaid in connection with the closing. The Company is currently in the process of finalizing the valuations of all assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation within one year of the purchase date.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition of Filter Resources:

Accounts receivable	$3,180
Inventories	2,042
Other current assets	118
Property, plant and equipment	574
Goodwill	11,938
Intangible assets	10,880
Total assets acquired	28,732
Current liabilities	2,670
Noncurrent liabilities	4,201
Net assets acquired	$21,861
Filter Resources was acquired primarily to expand the Company's access to petrochemical and refinery customers, particularly in the U.S. gulf coast region. Goodwill of $11,938 recorded in connection with the acquisition, which is not deductible for tax purposes, represents the estimated value of such future opportunities. A summary of the intangible assets acquired is shown in the following table:

	Estimated	Weighted average	Amortization
Identifiable intangible assets	Value	Useful life	Method
Customer relationships	$10,800	15 years	Straight-line
Trademarks	80	1 year	Straight-line
	$10,880
Net sales and operating profit for Filter Resources for the three and six months ended May 30, 2015 (which, in the case of the six month period ended May 30, 2015, includes the period from December 17, 2014 to May 30, 2015) were as follows:

	Three Months Ended	Six Months Ended
	May 30, 2015	May 30, 2015
Net sales	$5,134	$9,182
Operating profit	410	686
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

An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. During the three month period ended May 30, 2015, the Company completed the allocation of the purchase price to the assets and liabilities assumed and, as a result, retrospectively adjusted the valuation of certain assets and liabilities with a corresponding adjustment to

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

goodwill as of the acquisition date. The retrospective adjustments were approximately $7,378 in the aggregate and primarily relate to updated deferred tax attributes based on the completion of the pre-acquisition tax return filings of the Stanadyne Business.
The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of CLARCOR Engine Mobile Solutions:

Accounts receivable	$19,098
Inventories	7,257
Deferred income taxes	4,445
Property, plant and equipment	10,176
Goodwill	187,611
Intangible assets	146,430
Total assets acquired	375,017
Current liabilities	9,105
Other noncurrent liabilities	2,000
Deferred income taxes	36,193
Net assets acquired	$327,719

The Stanadyne Business was acquired to significantly increase CLARCOR’s presence in the design, manufacture and supply of original equipment diesel fuel filtration products and the related original equipment services aftermarket, while also providing enhanced scale and market presence to support growth for CLARCOR’s other Engine/Mobile Filtration businesses — including the heavy-duty fuel, oil, hydraulic and air filtration products manufactured and marketed by Baldwin Filters — through original equipment customers and services channels. Goodwill of $187,611 recorded in connection with the acquisition, which is not deductible for tax purposes, represents the estimated value of such future opportunities. A summary of the intangible assets acquired is shown in the following table:

	Estimated	Weighted average	Amortization
Identifiable intangible assets	Value	Useful life	Method
Customer relationships	$135,250	13 years	Straight-line
Developed technology	11,000	10 years	Straight-line
Trademarks	180	Indefinite	Not amortized
	$146,430

Net sales and operating profit (loss) for CLARCOR Engine Mobile Solutions for the three and six month periods ended May 30, 2015 and May 31, 2014 (which, in the case of the periods ended May 31, 2014, includes the period from May 1, 2014 to May 31, 2014) were as follows:

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Net sales	$25,588	$8,992	$49,660	$8,992
Operating profit (loss)	6,370	(1,927)	11,211	(1,927)
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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of CLARCOR Industrial Air:

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
	$133,020

Net sales and operating profit for CLARCOR Industrial Air for the three and six month periods ended May 30, 2015 and May 31, 2014 (which, in the case of the six-month period ended May 31, 2014, includes the period from December 16, 2013 to May 31, 2014) were as follows:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Net sales	$58,679	$66,985	$108,231	$112,363
Operating profit	7,065	4,820	10,902	3,772
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
The unaudited pro forma results for the three-month and six-month periods ended May 31, 2014 include adjustments to amortization charges for acquired intangible assets, depreciation expense, interest expense, and transaction costs incurred, as well as adjustments to cost of sales related to the step-up of inventory to estimated acquisition-date fair values, other income and related tax effects. The unaudited pro forma results do not give effect to any synergies, operating efficiencies or cost savings that may result from these acquisitions.

	Three Months Ended
	May 31, 2014
	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma
Net sales	$386,642	$19,781		$—		$406,423
Operating profit	51,147	10,209	(a)	1,020	(b)	62,376
Net earnings attributable to CLARCOR	34,552	6,240		746		41,538
Diluted earnings per share	$0.68	$0.12		$0.01		$0.82

	Six Months Ended
	May 31, 2014
	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma
Net sales	$699,327	$46,837		$15,422		$761,586
Operating profit	82,413	17,677	(a)	8,643	(c)	108,733
Net earnings attributable to CLARCOR	58,873	10,485		6,426		75,784
Diluted earnings per share	$1.16	$0.21		$0.13		$1.49

(a)
Includes adjustments to remove transaction costs of $3,035 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $1,368, as such costs were pushed back to the three months ended March 2, 2013

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

for pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(b)
Includes adjustments to cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $664, as such costs were pushed back to the six months ended June 1, 2013 for pro forma presentation.

(c)
Includes adjustments to remove transaction costs of $2,089 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $4,216, as such costs were pushed back to the period ended March 2, 2013 for pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

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
Net sales and operating loss for the Bekaert business for the three and six months ended May 30, 2015 and May 31, 2014 (which in the case of the six month period ended May 31, 2014, includes the period from December 3, 2013 to May 31, 2014)were as follows:

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Net sales	$3,189	$3,526	$5,717	$6,303
Operating loss	(83)	(303)	(519)	(554)
Investments

The Company owns 30.0% of BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems.  During the three and six months ended May 30, 2015 and May 31, 2014, respectively, the Company did not make any additional investments. The investment, with a carrying amount of $2,762 and $2,918 at May 30, 2015 and November 29, 2014, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the equity method of accounting.  The carrying amount is adjusted each period to recognize the Company’s share of the earnings or losses of BPH, included in Other, net in the Consolidated Condensed Statements of Earnings, based on the percentage of ownership, as well as the receipt of any dividends. During the three and six months ended May 30, 2015 and May 31, 2014, the Company did not receive any dividends from BPH.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The Company also owns 14.6% of BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the three and six months ended May 30, 2015 and May 31, 2014 the Company invested an additional $525 and $473, respectively into Algae. The investment, with a carrying amount of $3,802 and $3,277 at May 30, 2015 and November 29, 2014, respectively, included in Other noncurrent assets in the Consolidated Condensed Balance Sheets, is being accounted for under the cost method of accounting.  Under the cost method, the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment may have occurred.  During the three and six months ended May 30, 2015 and May 31, 2014, the Company did not receive any dividends from Algae.

Noncontrolling Interests

Noncontrolling interests changed as follows during the six months ended May 30, 2015 and May 31, 2014:

	Six Months Ended
	May 30, 2015		May 31, 2014
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$1,587	$1,043	$1,836	$1,025

Noncontrolling interests (loss) earnings	(19)	123	(101)	115
Purchase of Noncontrolling interests	(1,432)	—	—	—
Foreign currency translation	(136)	(105)	(5)	18
Dividend	—	(206)	—	(166)

Noncontrolling interests at end of period	$—	$855	$1,730	$992

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA (“SINFA”), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco.  As part of the purchase agreement, the Company and the noncontrolling owners each had the option to require the purchase of the remaining 20% ownership share by the Company after December 31, 2012.  During the three month period ended May 30, 2015, the Company exercised its option and acquired the remaining 20% ownership share for approximately $1,239, following which SINFA became a wholly owned subsidiary. The difference between the amount paid and the carrying value of the noncontrolling interest was recorded to Retained earnings in the Consolidated Condensed Balance Sheet.

3.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the six months ended May 30, 2015.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$216,114	$291,058	$—	$507,172
Acquisitions and purchase accounting adjustments	(7,378)	11,938	—	4,560
Currency translation adjustments	(934)	(2,525)	—	(3,459)
Goodwill at end of period	$207,802	$300,471	$—	$508,273

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
May 30, 2015
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$75,075	$—	$75,858

Finite Lived Intangibles:
Trademarks, gross - finite lived	$276	$568	$—	$844
Accumulated amortization	(125)	(389)	—	(514)
Trademarks, net - finite lived	$151	$179	$—	$330

Customer relationships, gross	$139,545	$130,793	$—	$270,338
Accumulated amortization	(13,395)	(34,123)	—	(47,518)
Customer relationships, net	$126,150	$96,670	$—	$222,820

Other acquired intangibles, gross	$11,243	$60,749	$—	$71,992
Accumulated amortization	(1,435)	(26,687)	—	(28,122)
Other acquired intangibles, net	$9,808	$34,062	$—	$43,870

Total finite lived intangible assets, net	$136,109	$130,911	$—	$267,020

Acquired intangible assets, less accumulated amortization	$136,892	$205,986	$—	$342,878

The following table summarizes estimated amortization expense.

Fiscal year 2015	$25,017
Fiscal year 2016	24,786
Fiscal year 2017	24,572
Fiscal year 2018	23,906
Fiscal year 2019	23,690

Amortization expense for the six months ended May 30, 2015 and May 31, 2014 was $12,523 and $7,943, respectively.

4.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
May 30, 2015
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$404	$404	$—	$—
Mutual fund investments - bonds	398	398	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$816	$816	$—	$—

Filter Resources contingent earn-out, included in Other long-term liabilities	$1,282	$—	$—	$1,282

Foreign exchange contracts, included in Accrued liabilities	$398	$—	$398	$—

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 29, 2014
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$437	$437	$—	$—
Mutual fund investments - bonds	442	442	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$893	$893	$—	$—

Foreign exchange contracts, included in Prepaid expenses and other current assets	$362	$—	$362	$—

Foreign exchange contracts, included in Accrued liabilities	$367	$—	$367	$—

There were no changes in the fair value determination methods or significant assumptions used in those methods during the six months ended May 30, 2015.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the six months ended May 30, 2015. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

The Company is liable for a contingent earn-out established in connection with the acquisition of Filter Resources on December 17, 2014. This earn-out, which is payable to the former owners of Filter Resources, has been recorded at its estimated fair-value of $1,282, and is recorded as an other long-term liability. The contingent liability for the earn-out will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2017. The fair value measurement of

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

the earn-out payment is based on estimated earnings from certain capital projects, which represent significant inputs not observed in the market and thus represents a Level 3 measurement.

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value of $1,018, which was recorded as an other long-term liability at that time.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on 2014 and projected 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent consideration payment is revalued to its current fair value at each reporting date. The fair value of the TransWeb contingent earn-out payment was $0 at May 30, 2015 and at November 29, 2014, based on the projected adjusted earnings of TransWeb.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both May 30, 2015 and November 29, 2014.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  Long-term debt had a fair value estimate of $414,235 and $408,208 at May 30, 2015 and November 29, 2014, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at May 30, 2015 and November 29, 2014 is $418,027 and $411,563, respectively.

See Note 5 for information related to the fair value of derivative and hedging instruments.

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

All derivatives are recognized on the balance sheet at fair value and classified based on the instrument's maturity date. The total notional amount of derivatives outstanding at May 30, 2015 was $36,782, which consists of derivative instruments to manage foreign exchange risk related to inter-company advances, and derivatives to manage the risk of changes in foreign currency exchange rates — principally the Euro and British pound — on certain firm sales commitments expected to be settled at future dates.

The following table presents the fair values of derivative instruments included within the Consolidated Condensed Balance Sheets at May 30, 2015 and November 29, 2014:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	May 30, 2015	November 29, 2014
Prepaid expenses and other current assets
Designated as hedging instruments:
Unrecognized firm sales commitments	—	248
Total designated	$—	$248
Not designated as hedging instruments:
Foreign exchange contracts	—	362
Total not designated	$—	$362
Total derivatives	$—	$610

Accrued liabilities
Designated as hedging instruments:
Foreign exchange contracts	$—	$245
Total designated	$—	$245
Not designated as hedging instruments:
Foreign exchange contracts	398	122
Total not designated	$398	$122
Total derivatives	$398	$367

The following table presents the amounts of income (expense) from derivative instruments affecting the Consolidated Condensed Statements of Earnings for the six months ended May 30, 2015 and May 31, 2014:

	May 30, 2015	May 31, 2014
Fair value hedges
Foreign exchange contracts - Selling and administrative expenses	$19	$—
Unrecognized firm sales commitments - Selling and administrative expenses	(51)	—
Total designated	$(32)	$—

Not designated as hedges
Foreign exchange contracts - Selling and administrative expenses	$74	$—
Foreign exchange contracts - Other, net income (expense)	(158)	—
Total not designated	$(84)	$—

As is reflected in the table above, the Company did not hold or issue any derivative instruments during the six months ended May 31, 2014.

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

The total notional amount of foreign currency contracts designated as fair value hedges outstanding at May 30, 2015 was $0. There were no such fair value hedges entered into during the six months ended May 31, 2014. The cash flows associated with the

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

periodic settlement of the Company's fair value hedges are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of May 30, 2015 was $36,782. Additionally, the total notional amount of foreign currency contracts de-designated as fair value hedges outstanding at May 30, 2015 was $0. There were no such foreign currency contracts during the six months ended May 31, 2014. The cash flows associated with the periodic settlement of the Company's undesignated derivative instruments are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

6.	ACCRUED LIABILITIES

Accrued liabilities at May 30, 2015 and November 29, 2014 were as follows:

	May 30, 2015	November 29, 2014
Accrued salaries, wages and commissions	$15,491	$29,621
Compensated absences	10,155	9,967
Accrued insurance liabilities	9,757	11,358
Warranties	8,595	9,405
Customer deposits	28,309	23,045
Other accrued liabilities	30,053	36,640
Accrued liabilities	$102,360	$120,036

The Company had letters of credit totaling $23,843 and $33,359 as of May 30, 2015 and November 29, 2014, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Six Months Ended
	May 30, 2015	May 31, 2014
Warranty accrual at beginning of period	$9,405	$1,599
Warranty accrual added through business acquisitions	100	10,677
Accruals for warranties issued during the period	827	1,605
Adjustments related to pre-existing warranties	(508)	(134)
Settlements made during the period	(1,090)	(3,198)
Other adjustments, including currency translation	(139)	(1)
Warranty accrual at end of period	$8,595	$10,548

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

At May 30, 2015, there was $395,000 outstanding on the Term Loan Facility with a weighted average interest rate of approximately 1.18% and there was $15,000 outstanding on the Credit Facility with a weighted average interest rate of approximately 0.98% and a remaining borrowing capacity of $127,479 on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $7,521 in letters of credit had been issued at both May 30, 2015 and November 29, 2014.

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

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$534	$498	$1,069	$996
Interest cost	1,871	1,933	3,747	3,864
Expected return on plan assets	(2,917)	(2,834)	(5,843)	(5,665)
Amortization of unrecognized:
Prior service cost	(1)	(3)	(2)	(6)
Net actuarial loss	966	721	1,934	1,442
Net periodic benefit cost	$453	$315	$905	$631

Cash contributions	$117	$62	$253	$127

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$2	$4	$4
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial gain	(37)	(37)	(74)	(74)
Net periodic benefit income	$(66)	$(66)	$(132)	$(132)

Cash contributions	$15	$16	$30	$32

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

During the three and six months ended May 30, 2015, the Company contributed $132 and $283 to its various plans. In addition to the plan assets related to its qualified plans, the Company has a funded balance of $816 and $893 at May 30, 2015 and November 29, 2014, respectively, in a restricted trust for its U.S. combined nonqualified plans (see Note 4).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

9.	INCOME TAXES

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Six Months Ended
	May 30, 2015	May 31, 2014
Unrecognized tax benefits at beginning of year	$2,487	$2,155
Additions for current period tax positions	284	158
Additions related to acquired tax positions	1,052	—
Changes in interest and penalties	99	72
Unrecognized tax benefits at end of period	$3,922	$2,385

At May 30, 2015, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, was $2,852.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense. At May 30, 2015, the Company had $338 accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $250 over the next twelve months as a result of expected settlements with taxing authorities or the expiration of the statue of limitations in certain jurisdictions. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in the next twelve months; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Company's federal income tax returns for tax years subsequent to fiscal year 2010 are open for examination. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2009.

During the three month period ended May 30, 2015, the Company finalized its allocation of the purchase price to the assets acquired and liabilities assumed with respect to the Stanadyne Business acquisition. Based upon the completed pre-acquisition tax return filings, the Company received and recorded approximately $70,220 of federal net operating loss carryforwards and $2,365 of general business credit carryforwards, which are subject to certain annual restrictions on utilization. These loss and credit carryforwards are subject to expiration beginning in 2031. The Company also received approximately $26,685 of capital loss carryforwards which are subject to a full valuation allowance as the Company does not anticipate that such carryforwards will be utilized prior to their expiration in 2018.

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

In addition to the matters cited above, the Company is involved in legal actions arising in the normal course of business.  The Company records provisions with respect to identified claims or lawsuits when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Claims and lawsuits are reviewed quarterly and provisions are taken or adjusted, to the extent applicable, to reflect the status of a particular matter.

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

The following table summarizes information related to stock options and stock option exercises during the three and six months ended May 30, 2015 and May 31, 2014.

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Pre-tax compensation expense	$1,716	$921	$3,564	$2,032
Deferred tax benefits	(624)	(328)	(1,296)	(723)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	392	88	784	250
Fair value of stock options on date of grant	—	96	3,196	4,650
Total intrinsic value of stock options exercised	1,413	398	3,164	1,156
Cash received upon exercise of stock options	1,485	582	4,596	1,824
Addition to capital in excess of par value due to exercise of stock options	1,831	653	5,249	2,016

The following table summarizes activity for the six months ended May 30, 2015 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan, the 2009 Incentive Plan and the 2014 Incentive Plan.

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,310,720	$45.71
Granted	311,500	$63.22
Exercised	(120,922)	$39.61
Surrendered	(3,263)	$42.93
Outstanding at end of period	2,498,035	$48.19

Exercisable at end of period	1,616,304	$42.90

 At May 30, 2015, there was $4,364 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.28 years.

The following table summarizes information about the Company’s outstanding and exercisable options at May 30, 2015.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $28.79	47,325	$26.28	$1,672	2.92	47,325	$26.28	$1,672	2.92
$31.96 - $36.48	486,059	$33.66	13,584	3.18	486,059	$33.66	13,584	3.18
$42.86 - $49.91	1,216,251	$46.24	18,697	6.68	968,570	$46.16	14,967	6.47
$55.01 - $61.57	436,900	$61.46	66	8.55	114,350	$61.49	14	8.55
$63.22	311,500	$63.22	—	9.63	—	$—	—	—
	2,498,035	$48.19	$34,019	6.62	1,616,304	$42.90	$30,237	5.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Six Months Ended
	May 30, 2015	May 31, 2014
Weighted average fair value per option at the date of grant for options granted	$10.26	$11.50
Risk-free interest rate	1.31%	1.55%
Expected dividend yield	1.27%	1.10%
Expected volatility factor	19.50%	21.38%
Expected option term in years	5.0	5.0

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

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 7,997 and 19,457 vested and deferred shares at May 30, 2015 and November 29, 2014, respectively.

The following table summarizes information related to restricted stock unit awards during the three and six months ended May 30, 2015 and May 31, 2014.

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Pre-tax compensation expense	$788	$338	$1,623	$742
Deferred tax benefits	(286)	(120)	(590)	(264)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	3	—	211	101
Fair value of restricted stock unit awards on date of grant	3	58	3,183	1,524
Fair value of restricted stock unit awards vested	—	—	979	765

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes activity for the six months ended May 30, 2015 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	51,012	$53.12
Granted	50,345	$63.23
Vested	(19,223)	$50.91
Nonvested at end of period	82,134	$59.83

As of May 30, 2015, there was $1,687 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 3.10 years.

Restricted Stock Unit Awards with Performance Conditions

Beginning in 2015, performance awards were issued to officers and certain key employees as an incentive to achieve revenue growth and operating profit margin goals over a three-year period. The awards are in the form of restricted stock units, which vest at the end of the three-year period if the specified sales growth and operating margin goals are achieved. These restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Fair value of the restricted stock units is determined based on the market price of the stock on the grant date. Compensation cost is recorded equally over the three-year period in which the stock units are earned, based on a periodic determination of the probable performance outcome.  There were no vested shares at May 30, 2015 and November 29, 2014, respectively.

The following table summarizes information related to restricted stock unit awards with performance conditions during the three and six months ended May 30, 2015 and May 31, 2014.

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Pre-tax compensation expense	$463	$—	$927	$—
Deferred tax benefits	(168)	—	(337)	—
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	—	—	—	—
Fair value of restricted stock unit awards on date of grant	—	—	5,857	—
Fair value of restricted stock unit awards vested	—	—	—	—

The following table summarizes activity for the three months ended May 30, 2015 with respect to the restricted stock unit awards with performance conditions.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted	92,650	$63.22
Vested	—	$—
Nonvested at end of period	92,650	$63.22

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

As of May 30, 2015, there was $4,637 of total unrecognized compensation cost related to restricted stock unit awards with performance conditions, which the Company expects to recognize over a weighted-average period of 2.50 years.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the three and six months ended May 30, 2015 and May 31, 2014, respectively.

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Pre-tax compensation expense	$880	$880	$880	$880
Shares of Company common stock issued under the plans	13,352	15,400	13,352	15,400

12.	EARNINGS PER SHARE AND STOCK REPURCHASE ACTIVITY

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

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Weighted average number of shares outstanding - Basic	50,209,215	50,513,588	50,232,565	50,488,651
Dilutive effect of stock-based arrangements	581,983	431,502	559,275	446,117
Weighted average number of shares outstanding - Diluted	50,791,198	50,945,090	50,791,840	50,934,768

Net earnings attributable to CLARCOR Inc.	$38,497	$34,552	$65,206	$58,873

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.77	$0.68	$1.30	$1.17
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.76	$0.68	$1.28	$1.16

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	—	450,200	—	445,825
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$8,161	$—	$16,110	$—
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	126,000	—	248,000	—

At May 30, 2015, there remained $192,350 authorized for future purchases under the Company’s $250,000 stock repurchase program that was approved by the Company's Board of Directors on June 25, 2013.

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

Segment information is summarized as follows:

	Quarter Ended		Six Months Ended
	May 30, 2015	May 31, 2014	May 30, 2015	May 31, 2014
Net sales:
Engine/Mobile Filtration	$161,290	$148,398	$305,748	$270,895
Industrial/Environmental Filtration	218,676	219,592	409,592	394,455
Packaging	19,833	18,652	35,582	33,977
	$399,799	$386,642	$750,922	$699,327

Operating profit:
Engine/Mobile Filtration	$30,564	$26,972	$55,310	$49,846
Industrial/Environmental Filtration	26,604	23,005	40,612	31,151
Packaging	1,775	1,170	2,214	1,416
	58,943	51,147	98,136	82,413
Other income (expense), net	(1,888)	(400)	(2,934)	3,278
Earnings before income taxes	$57,055	$50,747	$95,202	$85,691

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	May 30, 2015	November 29, 2014
Identifiable assets:
Engine/Mobile Filtration	$790,360	$781,204
Industrial/Environmental Filtration	1,029,298	1,022,996
Packaging	41,544	41,817
Corporate	41,770	42,752
	$1,902,972	$1,888,769

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

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands, except per share data)

	Second Quarter					First Six Months
			Change					Change
	2015	2014	$	%		2015	2014	$	%
Net sales	$399,799	$386,642	$13,157	3%		$750,922	$699,327	$51,595	7%
Cost of sales	266,189	261,272	4,917	2%		504,337	477,370	26,967	6%
Gross profit	133,610	125,370	8,240	7%		246,585	221,957	24,628	11%
Selling and administrative expenses	74,667	74,223	444	1%		148,449	139,544	8,905	6%
Operating profit	58,943	51,147	7,796	15%		$98,136	$82,413	$15,723	19%
Other income (expense)	(1,888)	(400)	(1,488)			$(2,934)	$3,278	$(6,212)
Provision for income taxes	18,482	16,201	2,281	14%		$29,892	$26,804	$3,088	12%
Net earnings attributable to CLARCOR	38,497	34,552	3,945	11%		$65,206	$58,873	$6,333	11%
Weighted average diluted shares	50,791	50,945	(154)	—%		50,792	50,935	(143)	—%
Diluted earnings per share attributable to CLARCOR	$0.76	$0.68	$0.08	12%		$1.28	$1.16	$0.12	10%

Percentages:
Gross margin	33.4%	32.4%		1.0	pt	32.8%	31.7%		1.1	pt
Selling and administrative percentage	18.7%	19.2%		(0.5)	pt	19.8%	20.0%		(0.2)	pt
Operating margin	14.7%	13.2%		1.5	pt	13.1%	11.8%		1.3	pt
Effective tax rate	32.4%	31.9%		0.5	pt	31.4%	31.3%		0.1	pt
Net earnings margin	9.6%	8.9%		0.7	pt	8.7%	8.4%		0.3	pt

Second Quarter

Net Sales

Net sales increased $13.2 million, or 3%, in the second quarter of 2015 from the second quarter of 2014. Estimated components of this 3% increase in net sales are as follows:

Business acquisitions	6%
Organic volume	1%
Pricing	—%
Foreign exchange	(4)%
3%

The increase in net sales in the second quarter of 2015 from the second quarter of 2014 was driven primarily by the following factors:

•
Increased net sales of $18.0 million due to the May 2014 acquisition of the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition. Net sales for this business in the second quarter decreased approximately 11% in comparison to the prior year period, including the portion of that prior year period during which the business was owned by Stanadyne Corporation, primarily reflecting declines in sales of first-fit fuel filter assemblies and aftermarket filter elements due to lower demand from off-highway original equipment manufacturers and dealers.

•
Increased net sales of $5.1 million due to the December 2014 acquisition of Filter Resources, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Excluding net sales arising from the acquisition of Filter Resources, net sales volume increased $2.6 million, or 1%, at our Industrial/Environmental Filtration segment. This net sales growth resulted from a $9.3 million, or 7%, increase in sales within the U.S., partly offset by a $6.7 million, or 9%, decrease in foreign net sales, excluding the impact of changes in foreign currency exchange rates. The 7% increase in sales volume within the U.S. resulted primarily from increased sales of natural gas filtration vessels and aftermarket elements, as well as increased sales of industrial air filtration products and HVAC air filters. The 9% decrease in foreign net sales primarily resulted from lower sales of gas turbine air intake filtration systems.

•
Excluding net sales arising from the acquisition of the Stanadyne Business, net sales volume decreased $0.1 million, or less than 1%, at our Engine/Mobile Filtration segment. This net sales decrease resulted from a $4.6 million, or 9%, decrease in foreign net sales excluding the impact of changes in foreign currency exchange rates, partly offset by a $4.5 million, or 5%, increase in sales within the U.S. The 9% decrease in foreign net sales volume primarily resulted from lower export sales of heavy-duty engine filters to customers in Southeast Asia, South America and the Middle East, as well as an approximately 24% decline in heavy-duty engine filter sales in China due to slowing macroeconomic activity in China and lower end-market diesel engine sales. The 5% increase in sales volume within the U.S. resulted primarily from a 22% increase in sales of heavy-duty engine filters to the U.S. aftermarket, which included sales to a significant new customer.

•	Net sales at our Packaging segment increased $1.1 million, or 6%, due primarily to higher sales of smokeless tobacco packaging products, spice containers and decorated flat sheet metal products.

•
Net sales in the second quarter of 2015 compared to the second quarter of 2014 also reflect a $13.1 million reduction due to changes in foreign currency exchange rates, primarily reflecting strengthening of the U.S. dollar against the Euro, British Pound and most other foreign currencies with respect to which our foreign income and cash flows are derived.

Cost of Sales

Cost of sales increased $4.9 million, or 2%, in the second quarter of 2015 from the second quarter of 2014. This 2% increase in cost of sales was less than the 3% increase in net sales. As a result, our gross margin increased to 33.4% in the second quarter of 2015 from 32.4% in the second quarter of 2014. This 1.0 percentage point increase in gross margin included a 0.5 percentage point increase due to the impact of $2.2 million of increased cost of sales in the second quarter of 2014 resulting from the step-up of inventory values to reflect their estimated fair values as of the respective dates of acquisition of the GE Air Filtration business and the Stanadyne Business, which did not recur in the second quarter of 2015. Gross margin was also favorably impacted in the second quarter of 2015 by approximately 0.3 percentage points due to favorable sales mix from the fiscal 2014 acquisition of the Stanadyne Business, and by 0.3 percentage points due to lower material costs, resulting primarily from our ongoing cost reduction and continuous improvement initiatives across each of our businesses. These favorable effects were partly offset by an approximately 0.1 percentage point decrease in gross margin due to lower fixed cost leverage and unfavorable sales mix at certain of our businesses.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.4 million, or 1%, in the second quarter of 2015 from the second quarter of 2014. This increase was primarily the result of $3.7 million of increased operating costs (including $1.9 million of increased intangible asset amortization) related to the May 2014 acquisition of the Stanadyne Business, reflecting our ownership of this business for the full three month period ended May 30, 2015 versus only one month of ownership in the three month period ended May 31, 2014. Other selling and administrative expense increases in the second quarter of 2015 versus the comparable prior year period include $1.7 million of increased costs related to stock-based compensation (including the impact of accelerated vesting of awards granted to retirement-eligible employees), $1.1 million of increased research and development expenses, $1.1 million of other increased employee costs (including headcount related to strategic growth initiatives) and $0.4 million of other net increased costs. These increases were partly offset by a $4.2 million decrease resulting from legal, investment advisory and other professional services costs incurred in the second quarter of 2014 related to the acquisitions of the Stanadyne Business and the GE Air Filtration business, which did not recur in 2015. Lower selling and administrative expenses in the second quarter of 2015 versus the comparable prior year period also reflected $1.8 million of decreased costs resulting from a gain on the sale of an administrative facility in the second quarter of 2015, as well as $1.7 million of decreased compensation expense related to our company-wide profit sharing program. Since selling and administrative expenses increased 1% while net sales increased 3%, our selling and administrative expenses as a percentage of net sales decreased to 18.7% in the second quarter of 2015 from 19.2% in last year's second quarter.

First Six Months

Net Sales

Net sales increased $51.6 million, or 7%, in the first six months of 2015 from the first six months of 2014. Estimated components of this 7% increase in net sales are as follows:

Business acquisitions	7%
Organic volume	3%
Pricing	—%
Foreign exchange	(3)%
7%

The increase in net sales in the first six months of 2015 from the first six months of 2014 was driven primarily by the following factors:

•
Increased net sales of $42.1 million due to the May 2014 acquisition of the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition. Net sales for this business in the first six months of 2014 decreased approximately 11% versus the comparable prior year period, including the portion of that prior year period during which the business was owned by Stanadyne Corporation. This decrease primarily reflects lower sales of first-fit fuel filter assemblies and aftermarket filter elements, due to decreased demand from off-highway original equipment manufacturers and dealers.

•
Increased net sales of $9.2 million due to the December 2014 acquisition of Filter Resources, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Excluding net sales arising from the acquisition of Filter Resources, net sales increased $19.2 million, or 5%, at our Industrial/Environmental Filtration segment. This net sales growth resulted from a $19.1 million, or 7%, increase in sales within the U.S., and a $0.1 million, or less than 1%, increase in foreign net sales, excluding the impact of changes in foreign currency exchange rates. The 7% increase in sales volume within the U.S. resulted primarily from increased sales of natural gas filtration vessels and aftermarket elements, as well as increased sales of dust collection and other industrial air filtration products. The change in foreign net sales reflects increased sales of natural gas filtration vessels and aftermarket elements and increased sales of industrial air filtration products, offset by lower sales of gas turbine air intake filtration systems.

•
Excluding net sales arising from the acquisition of the Stanadyne Business, net sales declined $0.9 million, or less than 1%, at our Engine/Mobile Filtration segment. This net sales decrease resulted from a $10.4 million, or 11%, decrease in foreign net sales excluding the impact of changes in foreign currency exchange rates, partly offset by a $9.5 million, or 5%, increase in sales within the U.S. The 11% decrease in foreign net sales volume in this segment primarily resulted from lower export sales of heavy-duty engine filters to customers in Southeast Asia, South America and the Middle East, as well as an approximately 25% decline in sales of heavy-duty engine filters in China, reflecting lower demand from original equipment manufacturers. The 5% increase in sales volume within the U.S. resulted primarily from a 17% increase in sales of heavy-duty engine filters to the U.S. aftermarket, which includes sales to a significant new customer. This growth was partly offset by lower sales of heavy-duty engine filters to filtration companies and to original equipment dealers, as well as decreased sales of automotive filtration products.

•	Net sales at our Packaging segment increased $1.6 million, or 5%, due primarily to higher sales of smokeless tobacco packaging products and spice containers.

•
Net sales in the first six months of 2015 compared to the first six months of 2014 also reflect a $20.9 million reduction due to changes in foreign currency exchange rates, primarily reflecting strengthening of the U.S. dollar relative to the Euro, British Pound and most other foreign currencies where our foreign income and cash flows are derived.

Cost of Sales

Cost of sales increased $27.0 million, or 6%, in the first six months of 2015 from the first six months of 2014. This 6% increase in cost of sales was less than the 7% increase in net sales. As a result, our gross margin increased to 32.8% in the first six months of 2015 from 31.7% in the first six months of 2014. This 1.1 percentage point increase in gross margin includes a 0.8 percentage point increase due to the impact of $5.8 million of increased cost of sales in the first six months of 2014 resulting from the step-up of inventory values to reflect their estimated fair values as of the respective dates of acquisition of the GE Air Filtration business and the Stanadyne Business, which did not recur in the first six months of 2015. Gross margin was also favorably impacted in the first six months of 2015 by approximately 0.5 percentage points due to the favorable impact on sales mix from the fiscal 2014 acquisition of the Stanadyne Business and by 0.2 percentage points from increases in the selling prices of our products. These favorable effects were partly offset by a 0.3 percentage point decrease in gross margin due to lower fixed cost leverage and unfavorable sales mix at certain of our businesses, and by a 0.1 percentage point decrease in gross margin resulting from costs related to the start-up of production and support for a significant new customer.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.9 million, or 6%, in the first six months of 2015 from the first six months of 2014. This increase was primarily the result of $9.3 million of increased operating costs (including $4.8 million of increased intangible asset amortization) related to the May 2014 acquisition of the Stanadyne Business, reflecting our ownership of this business for the entire six month period ended May 30, 2015 in comparison to only one month of ownership in the six month period ended May 31, 2014. Other selling and administrative expense increases in the first six months of 2015 versus the comparable prior year period include $3.3 million of increased costs related to stock-based compensation (including the impact of accelerated vesting of awards granted to retirement-eligible employees), $1.9 million of increased research and development expenses, and $3.5 million of other increased employee costs (including new headcount related to strategic growth initiatives). These increases were partly offset by a $7.3 million decrease resulting from legal, investment advisory and other professional services costs incurred in the first six months of 2014 related to the acquisitions of the Stanadyne Business and the GE Air Filtration business, which did not recur in 2015. Selling and administrative expenses in the first six months of 2015 versus the comparable prior year period also reflect $1.9 million of decreased costs due to a gain realized in the second quarter of 2015 resulting from the sale of an administrative facility, as well as $1.7 million of decreased compensation expense related to our company-wide profit sharing program. Since selling and administrative expenses increased 6% while net sales increased 7%, our selling and administrative expenses as a percentage of net sales decreased to 19.8% in the first six months of 2015 from 20.0% in the first six months of 2014.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Significant Acquisitions

On December 16, 2013, the Company acquired the GE Air Filtration business, which is now operated as CLARCOR Industrial Air. The impact of including CLARCOR Industrial Air's results, which are reported within our Industrial/Environmental Filtration segment, from the date of acquisition, on our net sales and operating profit in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 was as follows:

	Second Quarter			First Six Months
(Dollars in thousands)	2015	2014	Change	2015	2014	Change
Net sales	$58,679	$66,985	$(8,306)	$108,231	$112,363	$(4,132)
Operating profit	7,065	4,820	2,245	10,902	3,772	7,130

Net sales and operating profit for CLARCOR Industrial Air in the first six months of fiscal 2014 reflect results from December 16, 2013, the date of acquisition, through May 31, 2014. Operating profit for the second quarter and first six months of 2014 included approximately $0.6 million and $4.2 million, respectively, of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $1.1 million and $4.3 million, respectively, of selling and administrative expenses related to the acquisition execution and integration. These costs did not recur in 2015.

On May 1, 2014 the Company acquired Stanadyne Corporation's diesel fuel filtration business, which is now operated as CLARCOR Engine Mobile Solutions. The impact of including CLARCOR Engine Mobile Solutions' results, which are reported within our Engine/Mobile Filtration segment, from the date of acquisition, on our net sales and operating profit in the second quarter and first six months of 2015 compared with the second quarter and first six months of 2014 was as follows:

	Second Quarter			First Six Months
(Dollars in thousands)	2015	2014	Change	2015	2014	Change
Net sales	$25,558	$8,992	$16,566	$49,660	$8,992	$40,668
Operating profit (loss)	6,370	(1,927)	8,297	11,211	(1,927)	13,138

Net sales and operating profit for CLARCOR Engine Mobile Solutions in the second quarter and first six months of fiscal 2014 reflect results from May 1, 2014, the date of acquisition, through May 31, 2014. Operating profit for the second quarter and first six months of 2014 included approximately $1.4 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $3.0 million of selling and administrative expenses related to acquisition execution. These costs did not recur in 2015.

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our 2015 translated U.S. dollar value of net sales and operating profit compared to the same periods in 2014 as follows:

(Dollars in thousands)	Second Quarter	First Six Months
Net sales	$(13,055)	$(20,875)
Operating profit (loss)	(1,092)	(2,014)

•	Other income (expense)

Interest expense

We recognized net interest expense in other income (expense) as follows:

(Dollars in thousands)	Second Quarter	First Six Months
2015	$(1,466)	$(2,396)
2014	(574)	(867)

Net interest expense primarily reflects $1.3 million of interest expense in the second quarter of 2015 and $2.4 million of interest expense in the first six months of 2015, respectively, related to borrowings on the Term Loan Facility and on the Credit Facility, which borrowings were undertaken to fund a portion of the cost of our acquisitions of the GE Air Filtration Business and the Stanadyne Business in 2014. At the end of the second quarter of 2015, we had $395.0 million outstanding on the Term Loan Facility -- including $315.0 million outstanding in connection with the Stanadyne Business acquisition and $80.0 million outstanding in connection with the GE Air Filtration acquisition -- and we had $15.0 million outstanding on the Credit Facility.

Foreign currency gains and (losses)

We recognized foreign currency gains (losses) in other income (expense) as follows:

(Dollars in thousands)	Second Quarter	First Six Months
2015	$(300)	$(452)
2014	140	1,098

Foreign currency losses in the second quarter and first six months of 2015 primarily reflect the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies. Foreign currency gains in the second quarter and first six months of 2014 primarily reflect the translation of inter-company loans -- in cases where such loans are expected to be settled in cash at some point in the future -- at certain foreign subsidiaries denominated in currencies other than their functional currencies.

Other income (expense)

There was no significant other income (expense) in the second quarter or first six months of 2015.

Other income of approximately $3.3 million in the first six months of 2014 primarily reflected a $2.8 million bargain purchase gain that resulted from the Company's acquisition of the Bekaert Business in the first quarter of 2014. As the Company maintains a permanent reinvestment strategy for all foreign operations, this gain was not subject to tax.

•	Provisions for income taxes

Our effective tax rate increased 0.5 percentage points to 32.4% in the second quarter of 2015 from 31.9% in the second quarter of 2014, primarily due to a decrease in foreign earnings in the current year, which are generally subject to lower statutory tax rates.

Our effective tax rate increased 0.1 percentage points to 31.4% in the first six months of 2015 from 31.3% in the first six months of 2014. Our effective tax rate in the first six months of 2014 reflected a 1.1 percentage point favorable impact resulting from a $2.8 million bargain purchase gain recognized in the first quarter of 2014 which was not subject to tax, which did not recur in the first six months of 2015. This impact was partly offset by a 0.8 percentage point favorable impact on our effective tax rate in the first six months of 2015 related to the extension of the research and development tax credit in December 2014.

•	Shares outstanding

Average diluted shares outstanding decreased by approximately 0.1 million shares in the second quarter and first six months of 2015 from the comparable prior year periods of 2014, as our repurchases of common stock offset the amount of incremental dilutive shares related to stock option exercises and the issuance of stock options.

SEGMENT ANALYSIS

	Second Quarter				First Six Months
(Dollars in thousands)	2015	% Total	2014	% Total	2015	% Total	2014	% Total
Net sales:
Engine/Mobile Filtration	$161,290	40%	$148,398	38%	$305,748	41%	$270,895	39%
Industrial/Environmental Filtration	218,676	55%	219,592	57%	409,592	55%	394,455	56%
Packaging	19,833	5%	18,652	5%	35,582	4%	33,977	5%
	$399,799	100%	$386,642	100%	$750,922	100%	$699,327	100%

Gross profit:
Engine/Mobile Filtration	$56,668	42%	$50,735	40%	$107,068	43%	$91,709	41%
Industrial/Environmental Filtration	73,053	55%	71,462	57%	133,301	54%	124,983	56%
Packaging	3,889	3%	3,173	3%	6,216	3%	5,265	3%
	$133,610	100%	$125,370	100%	$246,585	100%	$221,957	100%

Operating profit:
Engine/Mobile Filtration	$30,564	52%	$26,972	53%	$55,310	56%	$49,846	60%
Industrial/Environmental Filtration	26,604	45%	23,005	45%	40,612	41%	31,151	38%
Packaging	1,775	3%	1,170	2%	2,214	3%	1,416	2%
	$58,943	100%	$51,147	100%	$98,136	100%	$82,413	100%

Gross margin:
Engine/Mobile Filtration	35.1%		34.2%		35.0%		33.9%
Industrial/Environmental Filtration	33.4%		32.5%		32.5%		31.7%
Packaging	19.6%		17.0%		17.5%		15.5%
	33.4%		32.4%		32.8%		31.7%

Operating margin:
Engine/Mobile Filtration	18.9%		18.2%		18.1%		18.4%
Industrial/Environmental Filtration	12.2%		10.5%		9.9%		7.9%
Packaging	8.9%		6.3%		6.2%		4.2%
	14.7%		13.2%		13.1%		11.8%

Engine/Mobile Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2015	2014	$	%		2015	2014	$	%
Net sales	$161,290	$148,398	$12,892	9%		$305,748	$270,895	$34,853	13%
Cost of sales	104,622	97,663	6,959	7%		198,680	179,186	19,494	11%
Gross profit	56,668	50,735	5,933	12%		107,068	91,709	15,359	17%
Selling and administrative expenses	26,104	23,763	2,341	10%		51,758	41,863	9,895	24%
Operating profit	30,564	26,972	3,592	13%		55,310	49,846	5,464	11%

Gross margin	35.1%	34.2%		0.9	pt	35.0%	33.9%		1.1	pt
Selling and administrative percentage	16.2%	16.0%		0.2	pt	16.9%	15.5%		1.4	pt
Operating margin	18.9%	18.2%		0.7	pt	18.1%	18.4%		(0.3)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

Net Sales

The changes in net sales for our Engine/Mobile Filtration segment in the second quarter and first six months of 2015 from the comparable periods of 2014 are detailed in the following tables:

	Second Quarter	First Six Months
Stanadyne Business acquisition	12%	16%
Pricing	—%	—%
Organic volume	—%	—%
Foreign exchange	(3)%	(3)%
	9%	13%

(Dollars in millions)	Second Quarter	First Six Months
2014	$148.4	$270.9

U.S. net sales	15.0	34.2
Foreign net sales (including export)	2.3	7.7
Foreign exchange	(4.4)	(7.1)
Net increase	12.9	34.8

2015	$161.3	$305.7

The changes in U.S. net sales for our Engine/Mobile Filtration segment in the second quarter and first six months of 2015 from the comparable periods of 2014 are detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months
Stanadyne Business acquisition	$10.9	$24.3
Heavy-duty engine filtration aftermarket	11.1	16.2
Light duty (automotive) engine filter sales	(1.5)	(1.7)
Heavy-duty engine filter sales to OES channel	(2.9)	(0.9)
Other	(2.6)	(3.7)
Increase in U.S. net sales	$15.0	$34.2

Our U.S. net sales increased 16% in the second quarter of 2015 compared with the second quarter of 2014. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $10.9 million of increased U.S. net sales in the second quarter of 2015. The remaining increase in U.S. sales of $4.1 million was primarily the result of an $11.1 million, or 22%, increase in heavy-duty engine filter aftermarket sales. This growth includes initial sales to a significant new customer with whom we have contracted to supply a full line of private-branded aftermarket products for sale through this customer's national retail network. Sales to this new customer resulted in our second quarter U.S. aftermarket growth rate exceeding the 5% year-over-year growth in U.S. heavy-duty truck tonnage for the preceding three months (December 2014 through February 2015) as measured by the American Trucking Association, which we believe is usually a leading indicator of heavy-duty engine filter aftermarket demand.

Our U.S. net sales increased 20% in the first six months of 2015 compared with the first six months of 2014. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $24.3 million of increased U.S. net sales in the second quarter of 2015. The remaining increase in U.S. sales of $9.9 million was primarily the result of a $16.2 million, or 17%, increase in heavy-duty engine filter aftermarket sales. This growth includes initial sales to the significant new customer referenced in the preceding paragraph.

The changes in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the second quarter and first six months of 2015 from the comparable periods of 2014 are detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months
Stanadyne Business acquisition	$7.1	$17.8
Heavy-duty engine filter sales in China	(1.9)	(3.7)
Export sales primarily to the Middle East, Southeast Asia and Latin America	(2.6)	(6.8)
Other	(0.3)	0.4
Increase in foreign net sales	$2.3	$7.7

Our foreign net sales increased 4% in the second quarter of 2015 compared with the second quarter of 2014, adjusted for changes in foreign currencies. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $7.1 million of increased foreign net sales in the second quarter of 2015. This increase was partly offset by a $2.6 million decrease in export sales of heavy-duty engine filters, primarily arising from lower sales to the Middle East, Southeast Asia and Latin America, as well as a decrease of $1.9 million in heavy-duty engine filter sales in China primarily due to slowing macroeconomic activity in China and lower end-market diesel engine sales.

Our foreign net sales increased 8% in the first six months of 2015 compared with the first six months of 2014, adjusted for changes in foreign currencies. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $17.8 million of increased foreign net sales in the first six months of 2015. This increase was partly offset by a $6.8 million decrease in export sales of heavy-duty engine filters to the Middle East, Southeast Asia and Latin America, as well as a decrease of $3.7 million in heavy-duty engine filter sales in China, for the same reasons cited above.

Cost of Sales

Cost of sales increased $7.0 million, or 7%, in the second quarter of 2015 from the second quarter of 2014. This increase was less than the 9% increase in net sales. As a result, our gross margin increased to 35.1% in the second quarter of 2015 from 34.2% in the second quarter of 2014. This 0.9 percentage point increase in gross margin primarily reflects a 1.6 percentage point increase due to the Stanadyne Business acquisition (including 0.8 percentage points from favorable sales mix and 0.8 percentage points due to $1.4 million of increased cost of sales in the second quarter of 2014 related to the step-up of inventory values as of the purchase date to reflect their estimated fair values, which did not recur in the second quarter of 2015). This favorable impact was partly offset by a 0.5 percentage point decrease in gross margin resulting from lower fixed cost leverage and lower production efficiencies (including costs related to new customers, new products and expanded capacity brought into service to support expected future growth) in the second quarter of 2015 compared to the second quarter of 2014.

Cost of sales increased $19.5 million, or 11%, in the first six months of 2015 from the first six months of 2014. This increase was less than the 13% increase in net sales. As a result, our gross margin increased to 35.0% in the first six months of 2015 from 33.9% in the first six months of 2014. This 1.1 percentage point increase primarily reflects a 1.2 percentage point increase due to the Stanadyne Business acquisition (including 0.8 percentage points from favorable sales mix and 0.4 percentage points due to $1.4 million of increased cost of sales in the first six months of 2014 related to the step-up of inventory values as of the purchase date to reflect their estimated fair values, which did not recur in the first six months of 2015), a 0.3 percentage point improvement from increases in the selling prices of our products and a 0.2 percentage point improvement from lower material costs resulting from our ongoing cost reduction and continuous improvement initiatives. Those impacts were partly offset by a 0.6 percentage point decrease resulting from lower fixed cost leverage and lower production efficiencies (including costs related to new customers, new products and expanded capacity brought into service to support expected future growth) in the first six months of 2015 compared to the first six months of 2014.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.3 million, or 10%, in the second quarter of 2015 from the second quarter of 2014. This increase was primarily the result of $4.5 million of increased selling and administrative expenses at the CLARCOR Engine Mobile Solutions business, including approximately $1.9 million of increased intangible asset amortization, reflecting our ownership of this business for the full three month period ended May 30, 2015 in comparison to one month of ownership in the three month period ended May 31, 2014. Selling and administrative expenses also reflect $0.5 million of increased costs related to strategic growth initiatives, including costs for research & development and information technology activities. These increases were partly offset by a $3.0 million reduction in selling and administrative expenses due to legal, investment advisory and other professional services costs incurred in the second quarter of 2014 related to the Stanadyne Business acquisition, which did not recur in the second quarter of 2015. With selling and administrative expenses in this segment increasing 10% while segment net sales increased 9%, our selling and administrative expenses as a percentage of net sales increased to 16.2% in the second quarter of 2015 from 16.0% in the second quarter of 2014.

Selling and administrative expenses increased $9.9 million, or 24%, in the first six months of 2015 from the first six months of 2014. This increase was primarily the result of $9.2 million of increased selling and administrative expenses at the CLARCOR Engine Mobile Solutions business, including approximately $4.8 million of intangible asset amortization, reflecting our ownership of this business for the full six month period ended May 30, 2015 in comparison to only one month of ownership during the six month period ended May 31, 2014. Selling and administrative expenses also increased in the first six months of 2015 from the comparable prior year period due to $1.1 million of increased costs related to strategic growth initiatives, including costs for research & development and information technology activities and $1.1 million of unfavorable foreign currency translation losses. These increases were partly offset by a $3.0 million reduction in selling and administrative expenses due to the increased legal, investment advisory and other professional services costs incurred in the first six months of 2014 referenced in the paragraph above. With selling and administrative expenses in this segment increasing 24% while segment net sales increased 13%, our selling and administrative expenses as a percentage of net sales increased to 16.9% in the first six months of 2015 from 15.5% in the first six months of 2014.

Industrial/Environmental Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2015	2014	$	%		2015	2014	$	%
Net sales	$218,676	$219,592	$(916)	—%		$409,592	$394,455	$15,137	4%
Cost of sales	145,623	148,130	(2,507)	(2)%		276,291	269,472	6,819	3%
Gross profit	73,053	71,462	1,591	2%		133,301	124,983	8,318	7%
Selling and administrative expenses	46,449	48,457	(2,008)	(4)%		92,689	93,832	(1,143)	(1)%
Operating profit	26,604	23,005	3,599	16%		40,612	31,151	9,461	30%

Gross margin	33.4%	32.5%		0.9	pt	32.5%	31.7%		0.8	pt
Selling and administrative percentage	21.2%	22.1%		(0.9)	pt	22.6%	23.8%		(1.2)	pt
Operating margin	12.2%	10.5%		1.7	pt	9.9%	7.9%		2.0	pt

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

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2015 from the comparable periods of 2014 are detailed in the following tables:

	Second Quarter	First Six Months
Organic volume	2%	6%
Filter Resources acquisition	2%	2%
Pricing	—%	—%
Foreign exchange	(4)%	(4)%
	—%	4%

(Dollars in millions)	Second Quarter	First Six Months
2014	$219.6	$394.5

U.S. net sales	14.5	28.8
Foreign net sales (including export)	(6.7)	0.1
Foreign exchange	(8.7)	(13.8)
Net (decrease) increase	(0.9)	15.1

2015	$218.7	$409.6

The changes in U.S. net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2015 from the comparable periods of 2014 are detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months
Natural gas filtration vessels and aftermarket elements	$7.2	$11.6
Dust collection and other industrial air filtration products	0.3	10.2
Filter Resources acquisition	5.1	9.2
Gas turbine air intake filtration systems	1.2	(2.0)
All other, net	0.7	(0.2)
Increase in U.S. net sales	$14.5	$28.8

•
Higher sales of natural gas filtration vessels and aftermarket elements in the second quarter and first six months of 2015 from the comparable periods of 2014 reflect continued strong demand for filtration housings and cartridges for use in the extraction, transportation and processing of natural gas and natural gas liquids (such as ethane, propane and butane) throughout the U.S.

•
Higher sales of dust collection and other industrial air filtration products in the second quarter and first six months of 2015 from the comparable periods in 2014 were driven primarily by increased sales of panel, cartridge, bag and other industrial air replacement filters as well as increased sales of ClearCurrent® filters and replacement cartridges for gas turbine air intake applications.

•
The acquisition of Filter Resources in December 2014, whose operations have been merged into the Company's PECOFacet group of companies, resulted in approximately $5.1 million of increased U.S. net sales in the second quarter of 2015, and approximately $9.2 million of increased U.S. net sales in the first six months of 2015, reflecting sales of filtration vessels and replacement elements primarily for use in petrochemical, refining, pipeline and other industrial applications.

•
Sales of gas turbine air intake filtration systems increased in the second quarter of 2015 from the comparable prior year period, while such sales decreased in first six months of 2015 from the comparable prior year period. Both comparisons were driven by the timing of large system sales.

The changes in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the second quarter and first six months of 2015 from the comparable periods of 2014 are detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months
Dust collection and other industrial air filtration products	$3.2	$5.2
Natural gas filtration vessels and aftermarket filters	(0.2)	2.6
Gas turbine air intake filtration systems	(8.1)	(8.9)
All other, net	(1.6)	1.2
(Decrease) increase in foreign net sales	$(6.7)	$0.1

•
Higher foreign net sales of dust collection and other industrial air filtration products in the second quarter and first six months of 2015 from the comparable periods of 2014 reflect increased sales through our CLARCOR Industrial Air subsidiary, including sales of BHA pleated filters, bag filters and other industrial air filters, and increased sales of ClearCurrent® filters and replacement cartridge filters for gas turbine air intake applications, as well as higher sales by our United Air Specialists subsidiary due to increased sales of industrial dust, fume and oil mist collectors in China and Europe.

•
Higher foreign net sales of natural gas vessels and aftermarket filters in the first six months of 2015 from the comparable period of 2014 reflect continued global growth in the extraction, transportation and processing of natural gas and natural gas liquids (such as ethane, propane and butane).

•
Lower sales of gas turbine air intake filtration systems by our CLARCOR Industrial Air subsidiary in the second quarter and first six months of 2015 from the comparable periods of 2014 reflect relatively strong sales in the second quarter and first six months of 2014, coupled with the timing of several large system sales which have not yet occurred in 2015.

Cost of Sales

Cost of sales decreased $2.5 million, or 2%, in the second quarter of 2015 from the second quarter of 2014. This decrease was greater than the less than 1% decrease in net sales. As a result, our gross margin increased to 33.4% in the second quarter of 2015 from 32.5% in the second quarter of 2014. This 0.9 percentage point increase in gross margin primarily reflects a 0.5 percentage point increase in gross margin due favorable sales mix -- primarily higher sales of aftermarket industrial air filters in comparison to gas turbine air intake filtration systems -- at our CLARCOR Industrial Air subsidiary, a 0.4 percentage point increase in gross margin resulting from increases in the selling prices of our products, and a 0.4 percentage point increase in gross margin due to the impact of $0.8 million of increased cost of sales in the second quarter of 2014 resulting from the step-up of inventory values at the GE Air Filtration business to reflect their estimated fair value as of the purchase date, which did not recur in the second quarter of 2015. These favorable impacts were partially offset by a 0.4 percentage point reduction in gross margin due to unfavorable sales mix -- primarily higher sales of filter vessels in comparison to replacement filter elements -- at our PECOFacet subsidiary.

Cost of sales increased $6.8 million, or 3%, in the first six months of 2015 from the first six months of 2014. This increase was less than the 4% increase in net sales. As a result, our gross margin increased to 32.5% in the first six months of 2015 from 31.7% in the first six months of 2014. This 0.8 percentage point increase in gross margin primarily reflects a 1.1 percentage point increase in gross margin due to the impact of $4.4 million of increased cost of sales in the first six months of 2014 resulting from the step-up of inventory values at the GE Air Filtration business to reflect their estimated fair value as of the purchase date, as well as a 0.3 percentage point increase due to approximately $1.2 million of restructuring costs incurred in the first six months of 2014 in our HVAC air filtration business, which did not recur in the first six months of 2015. Gross margin in this reporting segment was also favorably impacted by 0.2 percentage points in the first six months of 2015 due to customer price increases on certain of our products and lower material costs. These favorable impacts were partially offset by a 0.8 percentage point reduction in gross margin due to unfavorable changes in sales mix across various businesses.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.0 million, or 4%, in the second quarter of 2015 from the second quarter of 2014. This decrease resulted primarily from a $1.9 million decrease in costs due to a gain realized in the second quarter of 2015 resulting from the sale of a facility primarily used for selling and administrative activities, a $1.2 million decrease resulting from legal, investment advisory and consulting costs incurred in the second quarter of 2014 related to the acquisition of the CLARCOR Industrial Air business, which did not recur in the second quarter of 2015, and a $0.7 million decrease in compensation expense related to our company-wide profit sharing program. These decreases were partially offset by $1.7 million of increased costs related to strategic growth initiatives, including costs for research & development and information technology activities. With selling and administrative expenses decreasing 4% while our net sales decreased less than 1%, our selling and administrative expenses as a percentage of net sales decreased to 21.2% in the second quarter of 2015 from 22.1% in last year's second quarter.

Selling and administrative expenses decreased $1.1 million, or 1%, in the first six months of 2015 from the first six months of 2014. This decrease was primarily the result of $4.3 million of legal, investment advisory and consulting costs incurred in the first six months of 2014 related to the acquisition of the CLARCOR Industrial Air business, which did not recur in the first six months of 2015. The decrease also reflects a $1.9 million decrease in costs due to a gain realized in the first six months of 2015 resulting from the sale of a facility primarily used for selling and administrative activities. These decreases were partially offset by $2.5 million of increased costs related to strategic growth initiatives, including costs for research and development and information technology activities, $1.6 million of other employee costs and $1.0 million of other selling and administrative expense increases. With selling and administrative expenses decreasing 1% while our net sales increased 4%, our selling and administrative expenses as a percentage of net sales decreased to 22.6% in the first six months of 2015 from 23.8% in the first six months of 2014.

Packaging Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2015	2014	$	%		2015	2014	$	%
Net sales	$19,833	$18,652	$1,181	6%		$35,582	$33,977	$1,605	5%
Cost of sales	15,944	15,479	465	3%		29,366	28,712	654	2%
Gross profit	3,889	3,173	716	23%		6,216	5,265	951	18%
Selling and administrative expenses	2,114	2,003	111	6%		4,002	3,849	153	4%
Operating profit	1,775	1,170	605	52%		2,214	1,416	798	56%

Gross margin	19.6%	17.0%		2.6	pt	17.5%	15.5%		2.0	pt
Selling and administrative percentage	10.7%	10.7%		—	pt	11.2%	11.3%		(0.1)	pt
Operating margin	8.9%	6.3%		2.6	pt	6.2%	4.2%		2.0	pt

Our Packaging segment manufactures and sells consumer and industrial packaging products.

Net Sales

The changes in net sales in the second quarter and first six months of 2015 at our Packaging segment from the comparable periods of 2014 are detailed in the following table:

(Dollars in millions)	Second Quarter	First Six Months
Smokeless tobacco packaging	$0.6	$1.1
Spice packaging	0.5	0.6
Decorated flat sheet metal products	0.4	0.1
Other, net	(0.3)	(0.2)
Increase in net sales	$1.2	$1.6

Higher sales of smokeless tobacco packaging products in the second quarter and first six months of 2015 from the comparable periods of 2014 reflect growth of new smokeless tobacco products and sales of premium packaging products such as embossed metal lids. The changes in sales of spice packaging and decorated flat sheet metal products in the second quarter and first six months of 2015 from the comparable periods of 2014 primarily reflect normal variability in the timing of customer order patterns within the year.

Cost of Sales

Cost of sales increased $0.5 million, or 3%, in the second quarter of 2015 from the second quarter of 2014. This increase was less than the 6% increase in net sales. As a result, our gross margin increased to 19.6% in the second quarter of 2015 from 17.0% in the second quarter of 2014. This 2.6 percentage point increase in gross margin was primarily driven by reduced variable manufacturing expenses, including lower utility costs and repair costs, improved absorption of fixed manufacturing costs due to higher sales volume, and lower production scrap costs.

Cost of sales increased $0.7 million, or 2%, in the first six months of 2015 from the comparable period of 2014. This increase was less than the 5% increase in net sales. As a result, our gross margin increased to 17.5% in the first six months of 2015 from 15.5% in the comparable period of 2014. This 2.0 percentage point increase in gross margin was primarily driven by reduced variable manufacturing expenses, including lower utility costs and repair costs, improved absorption of fixed manufacturing costs due to higher sales volume, and lower production scrap costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.1 million, or 6%, in the second quarter of 2015 from the second quarter of 2014. There were no individually significant changes in selling and administrative expenses in the second quarter of 2015 in comparison to the prior year. With selling and administrative expenses increasing 6% while our net sales increased 6%, our selling and administrative expenses as a percentage of net sales was flat at approximately 10.7% in both the second quarter of 2015 and the second quarter of 2014.

Selling and administrative expenses increased $0.2 million, or 4%, in the first six months of 2015 from the comparable period of 2014. There were no individually significant changes in selling and administrative expenses in the first six months of 2015 in comparison to the prior year. With selling and administrative expenses increasing 4% while our net sales increased 5%, our selling and administrative expenses as a percentage of net sales decreased to 11.2% in the first six months of 2015 from 11.3% in the comparable period of 2014.

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

We had cash, cash equivalents and restricted cash of $81.8 million at the end of the second quarter of 2015.  Approximately $74.1 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.4 at the end of the second quarter of 2015 increased from 3.2 at year-end 2014.  This increase reflects a $26.2 million increase in inventories, due primarily to production build schedules in anticipation of sales growth as we progress through the fiscal year, and a $14.1 million decrease in accrued salaries, wages and commissions, due primarily to the annual payment of awards earned under our company-wide profit sharing program in the first quarter of the year. These effects were partially offset by a $25.0 million reduction in accounts receivable, partly due to company-wide efforts to improve collection of past due receivables, as well as a $12.2 million decrease in cash, cash equivalents and restricted cash, due primarily to our acquisition of Filter Resources, whose operations have been merged into the Company's PECOFacet group of companies, in December 2014 for approximately $21.9 million ($20.9 million of which was paid in cash at closing).

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

At the end of the second quarter of 2015, we had $395.0 million outstanding on the Term Loan Facility with a weighted average interest rate including margin of approximately 1.18% and we had $15.0 million outstanding on the Credit Facility with a weighted average interest rate including margin of approximately 0.98%. We borrowed $100.0 million under the Term Loan Facility in November 2013 to fund a portion of the cost of the acquisition of the GE Air Filtration business, now operated as CLARCOR Industrial Air, of which $80.0 million was outstanding at the end of the second quarter of 2015. We borrowed $315.0 million under the Term Loan Facility in April 2014 to fund the majority of the cost of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, of which $315.0 million was outstanding at the end of the second quarter of 2015. At May 30, 2015, we also had approximately $7.5 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $127.5 million available for further borrowing at the end of the second quarter of 2015. Our Term Loan Facility expires in April 2017.

Total long-term debt of $418.0 million at the end of the second quarter of 2015 included $395.0 million outstanding on the Term Loan Facility, $15.0 million outstanding on the Credit Facility, $7.4 million outstanding on industrial revenue bonds and $0.6 million of other long-term debt.  At the end of the second quarter of 2015, we were in compliance with all financial covenants as included in our Credit Facility and Term Loan Facility. The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 27.1% at the end of the second quarter of 2015, which was consistent with the ratio of 27.1% at year-end 2014.

We had 50.1 million shares of common stock outstanding at the end of the second quarter of 2015 and we had 50.2 million shares outstanding at year-end 2014.  This 0.1 million decrease was due to the repurchase of 0.2 million shares during the first six months of 2015, offset in part by our issuance of 0.1 million shares in conjunction with stock based incentive plans during the first six months of 2015.  Shareholders’ equity increased to $1,125.2 million at the end of the second quarter of 2015 from $1,105.1 million at year-end 2014.  This $20.1 million increase resulted mainly from additional net earnings of $65.3 million and items related to stock compensation and option activity pursuant to incentive plans of $12.3 million, partially offset by a reduction of $22.4 million related to foreign currency translation adjustments, dividend payments of $20.3 million and our repurchase of common stock of $16.1 million.

Cash Flow

Net cash provided by operating activities increased $24.4 million to $67.2 million in the first six months of 2015 from $42.8 million in the first six months of 2014.  This increase was primarily due to a $6.4 million increase in net earnings and a $9.6 million reduction in cash used to fund working capital.

Net cash used in investing activities decreased $570.3 million in the first six months of 2015 from the first six months of 2014 primarily due to a $574.7 million decrease in payments related to business acquisitions as $260.3 million of net cash was paid in the first six months of 2014 for the acquisition of the GE Air Filtration business (now operated as CLARCOR Industrial Air), $7.3 million of net cash was paid in the first six months of 2014 for the acquisition of the Bekaert Business and $327.7 million of net cash was paid in the first six months of 2014 for the acquisition of Stanadyne Corporation's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions), in comparison to $20.9 million of net cash payments related to the Filter Resources acquisition in the first six months of 2015. This decrease was partially offset by an increase of $9.7 million in capital expenditures in the first six months of 2015 in comparison to the first six months of 2014.

Net cash used in financing activities increased $281.1 million to net cash used in financing activities of $25.0 million in the first six months of 2015 compared to net cash provided by financing activities of $256.3 million in the first six months of 2014. This change was primarily the result of $6.5 million of net borrowings in the first six months of 2015, in comparison to $270.8 million of net borrowings in the first six months of 2014. This increase in net cash used in financing activities also reflected an increase of $16.1 million in payments for the repurchase of common stock in the first six months of 2015 in comparison to the prior year period.

We intend to continue to assess repurchases of our common stock. In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first six months of 2015 we repurchased and retired 0.2 million shares of our common stock for $16.1 million at an approximate average price of $64.96.  At the end of the second quarter of 2015, there was approximately $192.4 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for further repayment of outstanding borrowings on the Term Loan Facility and Credit Facility, internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the second quarter of 2015, our gross liability for uncertain income tax provisions was $3.9 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note I to the Consolidated Financial Statements in our 2014 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first six months of 2015 or 2014.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Second Quarter 2015 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of words such as “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

•	statements and assumptions relating to anticipated future growth, earnings, earnings per share, future cash flows and other financial performance measures;

•	statements regarding management's short-term and long-term performance goals;

•	statements regarding anticipated order patterns and demand for products from our customers and our backlog or the anticipated economic conditions of the industries and markets that we serve;

•	statements related to the performance of the U.S., European and other economies generally;

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

•	statements relating to our research and development activities, including the development of new products and filter media;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources and borrowing capacity under the Credit Facility and the Term Loan Facility;

•	statements regarding anticipated contributions and other payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to pending claims or litigation, including the 3M lawsuit referenced in Note 10;

•	statements relating to the availability of raw materials and other supplies; and

•	any other statements or assumptions that are not historical facts.

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

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2015 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements, the risks described in this Second Quarter 2015 Form 10-Q, or any other information in this Second Quarter 2015 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Second Quarter 2015 Form 10-Q.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, with the supervision and participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 30, 2015.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) and 15d-15(e) of the Exchange Act were effective as of May 30, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended May 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Any information that may be required by this Item is incorporated by reference from Note 10 included in Part I, Item 1 of this Second Quarter 2015 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2013, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 126,000 shares of our common stock during the fiscal quarter ended May 30, 2015.  The Company had remaining authorization of approximately $192.4 million to repurchase shares as of May 30, 2015 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
March 1, 2015 through April 4, 2015	48,000	$65.52	48,000	$197,366,465
April 5, 2015 through May 2, 2015	40,000	$66.02	40,000	$194,725,560
May 3, 2015 through May 30, 2015	38,000	$62.51	38,000	$192,350,153
Total	126,000		126,000

Item 6. Exhibits

a.	Exhibits:
* 10.1
Amendment No. 3 to Credit Agreement, dated as of June 1, 2015, by and among the Company, certain subsidiaries of the Company, the lenders party thereto and Bank of America, N.A., as administrative agent, as swing line lender and as a letter of credit issuer.

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

CLARCOR Inc.
(Registrant)

June 19, 2015	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

June 19, 2015	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer