Form 10-Q
period 2015-08-29
CLARCOR INC.
filed 2015-09-18
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2015

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

As of September 14, 2015, 49,895,587 common shares with a par value of $1 per share were outstanding.

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales	$357,557	$400,152	$1,108,479	$1,099,479
Cost of sales	237,802	264,827	742,139	742,197

Gross profit	119,755	135,325	366,340	357,282

Selling and administrative expenses	69,333	73,099	217,782	212,643

Operating profit	50,422	62,226	148,558	144,639

Other income (expense):
Interest expense	(1,338)	(1,336)	(3,965)	(2,406)
Interest income	108	101	339	304
Other, net	5,649	(279)	5,111	3,866
	4,419	(1,514)	1,485	1,764

Earnings before income taxes	54,841	60,712	150,043	146,403

Provision for income taxes	18,332	18,947	48,224	45,751

Net earnings	36,509	41,765	101,819	100,652

Net earnings attributable to noncontrolling interests	(64)	(62)	(168)	(76)

Net earnings attributable to CLARCOR Inc.	$36,445	$41,703	$101,651	$100,576

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.73	$0.83	$2.03	$1.99
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.72	$0.82	$2.00	$1.98

Weighted average number of shares outstanding - Basic	50,099,852	50,395,007	50,188,327	50,457,436
Weighted average number of shares outstanding - Diluted	50,525,049	50,881,594	50,701,490	50,917,020

Dividends paid per share	$0.2000	$0.1700	$0.6000	$0.5100

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net earnings	$36,509	$41,765	$101,819	$100,652

Other comprehensive income:
Pension and other postretirement benefits —
Pension and other postretirement benefits liability adjustments	4,773	621	6,494	1,904
Pension and other postretirement benefits liability adjustments tax amounts	(1,873)	(241)	(2,470)	(748)
Pension and other postretirement benefits liability adjustments, net of tax	2,900	380	4,024	1,156

Foreign currency translation —
Translation adjustments	(5,118)	(4,379)	(27,452)	(1,818)
Translation adjustments tax amounts	—	—	—	—
Translation adjustments, net of tax	(5,118)	(4,379)	(27,452)	(1,818)

Comprehensive earnings	34,291	37,766	78,391	99,990

Comprehensive loss attributable to non-redeemable noncontrolling interests	23	139	5	6
Comprehensive loss attributable to redeemable noncontrolling interests	—	44	155	150

Comprehensive earnings attributable to CLARCOR Inc.	$34,314	$37,949	$78,551	$100,146

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 29, 2015	November 29, 2014
ASSETS
Current assets:
Cash and cash equivalents	$112,180	$94,064
Accounts receivable, less allowance for losses of $11,926 and $10,811, respectively	260,364	305,580
Inventories	286,906	274,718
Deferred income taxes	38,774	37,749
Prepaid expenses and other current assets	27,181	16,796
Total current assets	725,405	728,907

Property, plant and equipment, at cost, less accumulated depreciation of $282,476 and $357,564 respectively	295,234	288,356
Asset held for sale	533	—
Goodwill	507,959	507,172
Acquired intangible assets, less accumulated amortization	337,191	347,578
Other noncurrent assets	11,078	16,756
Total assets	$1,877,400	$1,888,769

LIABILITIES
Current liabilities:
Current portion of long-term debt	$296	$233
Accounts payable	89,701	97,885
Accrued liabilities	99,025	120,036
Income taxes payable	6,821	6,226
Total current liabilities	195,843	224,380

Long-term debt, less current portion	402,766	411,330
Long-term pension and postretirement healthcare benefits liabilities	27,545	33,266
Deferred income taxes	100,608	104,250
Other long-term liabilities	13,839	8,853
Total liabilities	740,601	782,079

Contingencies (Note 11)
Redeemable noncontrolling interests	—	1,587

SHAREHOLDERS' EQUITY
Capital stock	49,916	50,204
Capital in excess of par value	—	10,644
Accumulated other comprehensive loss	(77,508)	(54,080)
Retained earnings	1,163,559	1,097,292
Total CLARCOR Inc. equity	1,135,967	1,104,060
Noncontrolling interests	832	1,043
Total shareholders' equity	1,136,799	1,105,103
Total liabilities and shareholders' equity	$1,877,400	$1,888,769

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 29, 2015	August 30, 2014
Cash flows from operating activities:
Net earnings	$101,819	$100,652
Depreciation	23,133	22,359
Amortization	19,282	14,126
Net (gain) loss on disposition of assets	(2,132)	67
Net gain on disposal of J.L. Clark	(12,132)	—
Bargain purchase gain	—	(2,815)
Impairment of investments	6,729	—
Stock-based compensation expense	7,722	4,909
Excess tax benefit from stock-based compensation	(1,138)	(705)
Other noncash items	(304)	972
Change in assets and liabilities	(41,716)	(40,716)
Net cash provided by operating activities	101,263	98,849

Cash flows from investing activities:
Restricted cash	—	1,364
Business acquisitions, net of cash acquired	(20,881)	(595,328)
J.L. Clark disposition, net of cash divested	47,103	—
Additions to plant assets	(51,273)	(52,524)
Proceeds from disposition of plant assets	7,322	354
Investment in affiliates	(525)	(473)
Net cash used in investing activities	(18,254)	(646,607)

Cash flows from financing activities:
Net payments on multicurrency revolving credit facility	—	(36,000)
Borrowings under term loan facility	—	315,000
Payments on term loan facility	—	(20,000)
Payments on long-term debt	(8,600)	(1,562)
Payment of financing costs	—	(723)
Sale of capital stock under stock option and employee purchase plans	6,441	4,208
Acquisition of noncontrolling interest	(1,239)	—
Payments for repurchase of common stock	(30,196)	(21,959)
Excess tax benefit from stock-based compensation	1,138	705
Dividend paid to noncontrolling interests	(206)	(166)
Cash dividends paid	(30,141)	(25,751)
Net cash (used in) provided by financing activities	(62,803)	213,752
Net effect of exchange rate changes on cash	(2,090)	69
Net change in cash and cash equivalents	18,116	(333,937)
Cash and cash equivalents, beginning of period	94,064	411,562
Cash and cash equivalents, end of period	$112,180	$77,625

Cash paid during the period for:
Interest	$3,738	$1,831
Income taxes, net of refunds	$48,380	$44,226

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

CLARCOR Inc. and its subsidiaries (collectively, the “Company” or “CLARCOR”) is a global provider of filtration products, filtration systems and services, and consumer and industrial packaging products. As discussed further in Note 14, the Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. On June 27, 2015, the Company completed the disposition of J.L. Clark, Inc., which was the sole operating company within the Company's Packaging segment. The Consolidated Condensed Financial Statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of each respective reporting period presented. All intercompany accounts and transactions have been eliminated.

The Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended August 29, 2015 and August 30, 2014 and the Consolidated Condensed Balance Sheet as of August 29, 2015 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 2014 (“2014 Form 10-K”).  The November 29, 2014 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2014 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended August 29, 2015, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2014 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company had $1,294 of noncurrent restricted cash recorded in Other noncurrent assets as of both August 29, 2015 and November 29, 2014, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	August 29, 2015	November 29, 2014
Raw materials	$107,517	$101,848
Work in process	41,652	41,729
Finished products	137,737	131,141
Inventories	$286,906	$274,718

Property, Plant and Equipment

Plant assets classified as held for sale are initially measured at the lesser of the assets' carrying amount or the fair value less costs to sell. Gains or losses are recognized for any subsequent changes in the fair value less cost to sell; however, gains are only recognized to the extent of cumulative losses previously recognized. Plant assets classified as Assets held for sale are not depreciated. At August 29, 2015, property, plant and equipment of $533 related to property held in Rockford, Illinois was classified as an Asset held for sale.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the three and nine months ended August 29, 2015 are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Total
Balance at May 30, 2015, net of tax	$(36,543)		$(38,747)	$(75,290)
Other comprehensive loss before reclassifications and tax	(40)		(5,118)	(5,158)
Tax benefit	20		—	20
Other comprehensive loss before reclassifications, net of tax	(20)		(5,118)	(5,138)
Reclassifications, before tax	4,813	(a)	—	4,813
Tax expense	(1,893)		—	(1,893)
Reclassifications, net of tax	2,920		—	2,920
Other comprehensive income (loss), net of tax	2,900		(5,118)	(2,218)
Balance at August 29, 2015, net of tax	$(33,643)		$(43,865)	$(77,508)

Balance at November 29, 2014, net of tax	$(37,667)		$(16,413)	$(54,080)
Other comprehensive loss before reclassifications and tax	(250)		(27,452)	(27,702)
Tax benefit	62		—	62
Other comprehensive loss before reclassifications, net of tax	(188)		(27,452)	(27,640)
Reclassifications, before tax	6,744	(a)	—	6,744
Tax expense	(2,532)		—	(2,532)
Reclassifications, net of tax	4,212		—	4,212
Other comprehensive income (loss), net of tax	4,024		(27,452)	(23,428)
Balance at August 29, 2015, net of tax	$(33,643)		$(43,865)	$(77,508)
___________
(a) Includes amortization of prior service cost and net actuarial loss included in net periodic benefit cost that were reclassified from accumulated other comprehensive loss to selling and administrative expenses. Also includes reclassifications of $3,988 related to a curtailment and re-measurement of the assets and liabilities of the Company's qualified U.S. pension plan resulting from the disposal of the J.L. Clark business. See Note 9 for related information.

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

The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

hedge, or the underlying hedge transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued. Further information related to derivatives and hedging activities is included in Note 6 of the Notes to Consolidated Condensed Financial Statements.

New Accounting Guidance

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modified the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 also expands the disclosure requirements for disposals that meet the definition of discontinued operations and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2014 (fiscal year 2016 for the Company), although early adoption is permitted. The Company has adopted ASU 2014-08 as of the period ended August 29, 2015, and has applied the guidance therein with respect to the disposal of the Company's J.L. Clark business, as discussed in Note 3.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and certainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of ASU 2014-09 by one year. This new guidance is now effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of this guidance on its Consolidated Financial Statements.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 require an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company). The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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
A preliminary allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management's best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition-date fair values. A contingent liability for a potential earn-out payment to the former owners, based on earnings from certain capital projects, has been recorded at its estimated fair value of $1,396, and is included in Other long-term liabilities in the Consolidated Condensed Balance Sheet. The Company assumed long-term debt of the business of $1,250, which was immediately repaid in connection with the closing. The Company is currently in the process of finalizing the valuations of all assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation within one year of the purchase date.
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
	$10,880
Net sales and operating profit for Filter Resources for the three and nine months ended August 29, 2015 (which, in the case of the nine month period ended August 29, 2015, includes the period from December 17, 2014 to August 29, 2015) were as follows:

	Three Months Ended	Nine Months Ended
	August 29, 2015	August 29, 2015
Net sales	$5,141	$14,323
Operating profit	536	1,223
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

An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. During the quarter ended May 30, 2015, the Company completed the allocation of the purchase price to the assets and liabilities assumed and, as a result, retrospectively adjusted the valuation of certain assets and liabilities with a corresponding adjustment to goodwill as of the acquisition date. The retrospective adjustments were approximately $7,378 in the aggregate and primarily relate to updated deferred tax attributes based on the completion of the pre-acquisition tax return filings of the Stanadyne Business.
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
	$146,430

Net sales and operating profit for CLARCOR Engine Mobile Solutions for the three and nine month periods ended August 29, 2015 and August 30, 2014 (which, in the case of the nine month period ended August 30, 2014, includes the period from May 1, 2014 to August 30, 2014) were as follows:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales	$20,426	$28,014	$70,086	$37,006
Operating profit	3,586	7,275	14,797	5,348
CLARCOR Industrial Air
On December 16, 2013, the Company acquired the Air Filtration business of General Electric Company’s (“GE”) Power and Water division through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the stock of a subsidiary of GE. The business, which now operates as “CLARCOR Industrial Air”, was acquired to significantly increase the Company’s presence in air inlet filtration products for natural gas turbines and to expand the Company’s product offerings, technologies and customer base in industrial air filtration. CLARCOR Industrial Air employs approximately 700 people and is headquartered in Overland Park, Kansas, with manufacturing operations in Missouri and the United Kingdom. Its results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The purchase price paid was approximately $260,312 in cash (cash to GE of $263,758, net of $3,446 cash acquired), which the Company funded with cash on hand, a $100,000 term loan and $50,000 of cash borrowed under the Company’s revolving credit agreement (see Note 8).
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
	$133,020

Net sales and operating profit for CLARCOR Industrial Air for the three and nine month periods ended August 29, 2015 and August 30, 2014 (which, in the case of the nine-month period ended August 30, 2014, includes the period from December 16, 2013 to August 30, 2014) were as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales	$42,275	$59,842	$150,506	$172,205
Operating profit	2,938	5,038	13,840	8,810
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
The unaudited pro forma results for the three-month and nine-month periods ended August 30, 2014 include adjustments to amortization charges for acquired intangible assets, depreciation expense, interest expense, and transaction costs incurred, as well as adjustments to cost of sales related to the step-up of inventory to estimated acquisition-date fair values, other income and related tax effects. The unaudited pro forma results do not give effect to any synergies, operating efficiencies or cost savings that may result from these acquisitions.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Three Months Ended
	August 30, 2014
	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma
Net sales	$400,152	$—		$—		$400,152
Operating profit	62,226	—		171	(b)	62,397
Net earnings attributable to CLARCOR	41,703	—		125		41,828
Diluted earnings per share	$0.82	$—		$—		$0.82

	Nine Months Ended
	August 30, 2014
	As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		Pro forma
Net sales	$1,099,479	$46,837		$15,422		$1,161,738
Operating profit	144,639	17,677	(a)	8,814	(c)	171,130
Net earnings attributable to CLARCOR	100,576	10,485		6,551		117,612
Diluted earnings per share	$1.98	$0.21		$0.13		$2.32

(a)
Includes adjustments to remove transaction costs of $3,035 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $1,368, as such costs were pushed back to the nine months ended August 31, 2013 for pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

(b)
Includes adjustments to cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $126, as such costs were pushed back to the nine months ended August 31, 2013 for pro forma presentation.

(c)
Includes adjustments to remove transaction costs of $2,089 and cost of sales related to the step-up of inventory to its estimated acquisition-date fair value of $4,342, as such costs were pushed back to the nine months ended August 31, 2013 for pro forma presentation. Also includes adjustments to intangible asset amortization, depreciation expense and interest expense.

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
Net sales and operating profit (loss) for the Bekaert business for the three and nine months ended August 29, 2015 and August 30, 2014 (which in the case of the nine month period ended August 30, 2014, includes the period from December 3, 2013 to August 30, 2014) were as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales	$2,981	$2,809	$8,698	$9,111
Operating profit (loss)	62	(125)	(457)	(679)
Investments

The Company owns 30.0% of BioProcessH2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems.  The Company applies the equity method of accounting for this investment, under which the carrying value is adjusted each period to recognize the Company's share of the earnings or losses of BPH. Such adjustments are determined based on the Company's percentage of ownership, as well as the receipt of any dividends, and are included in Other, net in the Consolidated Condensed Statements of Earnings. During the three and nine months ended August 29, 2015 and August 30, 2014 the Company did not make any additional investments in BPH or receive any dividends from BPH. Based on recent operating losses at BPH and other factors, including negative developments with respect to BioProcess Algae LLC as described below, during the three month period ended August 29, 2015 the Company determined, in connection with the preparation of the financial statements included in this Quarterly Report on Form 10-Q, that an other than temporary decrease in the value of its investment in BPH had occurred, and recorded an impairment charge of $2,720, included in Other, net in the Consolidated Condensed Statement of Earnings, reflecting the expected lack of recoverability of this investment. The investment, with a carrying amount of $0 and $2,918 at August 29, 2015 and November 29, 2014, respectively, is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

The Company also owns 14.6% of BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  During the three and nine months ended August 29, 2015 the Company invested an additional $0 and $525, respectively, into Algae and did not receive any dividends from Algae. During the three and nine months ended August 30, 2014 the Company invested an additional $600 and $1,073, respectively into Algae and did not receive any dividends from Algae. The Company applies the cost method of accounting for this investment, under which the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment may have occurred. Based on business developments at Algae during the three months ended August 29, 2015, including a significant adverse change in the anticipated effectiveness and commercial scalability of its technology platform, the Company evaluated the carrying value of the investment for impairment in connection with the preparation of the financial statements included in this Quarterly Report on Form 10-Q. The Company determined that an other than temporary impairment had occurred, and recorded an impairment charge of $3,802, included in Other, net in the Consolidated Condensed Statement of Earnings, reflecting the expected lack of recoverability of this investment, and also wrote-off $206 of amounts due from Algae. The investment, with a carrying amount of $0 and $3,277 at August 29, 2015 and November 29, 2014, respectively, is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Noncontrolling Interests

Noncontrolling interests changed as follows during the nine months ended August 29, 2015 and August 30, 2014:

	Nine Months Ended
	August 29, 2015		August 30, 2014
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$1,587	$1,043	$1,836	$1,025

Noncontrolling interests (loss) earnings	(19)	187	(96)	172
Purchase of Noncontrolling interests	(1,432)	—	—	—
Foreign currency translation	(136)	(192)	(54)	—
Dividend	—	(206)	—	(166)

Noncontrolling interests at end of period	$—	$832	$1,686	$1,031

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

3.	BUSINESS DISPOSITIONS

J.L. Clark
On June 27, 2015, the Company sold 100% of the outstanding shares of J.L. Clark, Inc. ("J.L. Clark") to CC Industries, Inc. ("CCI"), an affiliate of Chicago-based Henry Crown and Company, for $45,232 in cash (cash from CCI of $47,848 at closing, net of $745 cash divested and a post-closing adjustment of $1,871 related to the amount of working capital as of the closing date, as provided in the purchase agreement). Headquartered in Rockford, Illinois and with manufacturing facilities in Lancaster, Pennsylvania, J.L. Clark designs and manufactures specialty metal and plastic packaging for a variety of consumer products customers. Prior to its divestiture, J.L. Clark was the sole operating company within the Company's Packaging segment. The sale of J.L. Clark is consistent with the Company's strategic focus on being a global provider of filtration products, systems and services.
The Company and CCI elected to treat the transaction as a sale of the underlying business assets for income tax purposes as provided under the Internal Revenue Code. As such, the divestiture resulted in the current realization by the Company of the deferred tax assets and liabilities related to the J.L. Clark business operations. The sale resulted in a taxable gain of $12,131 (after netting transaction-related costs of $3,187, which primarily include legal, investment advisory and other professional services costs related to the marketing and execution of the transaction) which is included in Other, net in the Consolidated Condensed Statements of Earnings for the three and nine month periods ended August 29, 2015.
Net sales and operating (loss) profit, which approximates earnings before income taxes, for J.L. Clark for the three and nine month periods ended August 29, 2015 and August 30, 2014 (which, in the case of the three-month period ended August 29, 2015, includes the period from May 31, 2015 to June 27, 2015 and in the case of the nine-month period ended August 29, 2015, includes the period from November 30, 2014 to June 27, 2015) were as follows:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales	$5,327	$20,490	$40,909	$54,467
Operating (loss) profit	(71)	1,612	2,143	3,027

4.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the nine months ended August 29, 2015.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$216,114	$291,058	$—	$507,172
Acquisitions and purchase accounting adjustments	(7,377)	11,938	—	4,561
Disposals and write-offs	—	(491)	—	(491)
Currency translation adjustments	(838)	(2,445)	—	(3,283)
Goodwill at end of period	$207,899	$300,060	$—	$507,959

In the three and nine months ended August 29, 2015, the Company exited certain international operations related to its HVAC air filtration business, which operations had not been integrated into the Company's broader industrial air filtration business. Pursuant to this exit, the Company wrote-off $491 of related goodwill.

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
August 29, 2015
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$75,349	$—	$76,132

Finite Lived Intangibles:
Trademarks, gross - finite lived	$278	$568	$—	$846
Accumulated amortization	(128)	(412)	—	(540)
Trademarks, net - finite lived	$150	$156	$—	$306

Customer relationships, gross	$139,475	$131,120	$—	$270,595
Accumulated amortization	(16,038)	(36,558)	—	(52,596)
Customer relationships, net	$123,437	$94,562	$—	$217,999

Other acquired intangibles, gross	$11,243	$60,695	$—	$71,938
Accumulated amortization	(1,710)	(27,474)	—	(29,184)
Other acquired intangibles, net	$9,533	$33,221	$—	$42,754

Total finite lived intangible assets, net	$133,120	$127,939	$—	$261,059

Acquired intangible assets, less accumulated amortization	$133,903	$203,288	$—	$337,191

The following table summarizes estimated amortization expense.

Fiscal year 2015	$24,933
Fiscal year 2016	24,372
Fiscal year 2017	24,179
Fiscal year 2018	23,512
Fiscal year 2019	23,291

Amortization expense for the nine months ended August 29, 2015 and August 30, 2014 was $19,282 and $14,126, respectively.

5.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
August 29, 2015
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$353	$353	$—	$—
Mutual fund investments - bonds	373	373	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$740	$740	$—	$—

Filter Resources contingent earn-out, included in Other long-term liabilities	$1,396	$—	$—	$1,396

Foreign exchange contracts, included in Accrued liabilities	$235	$—	$235	$—

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 29, 2014
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$437	$437	$—	$—
Mutual fund investments - bonds	442	442	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$893	$893	$—	$—

Foreign exchange contracts, included in Prepaid expenses and other current assets	$362	$—	$362	$—

Foreign exchange contracts, included in Accrued liabilities	$367	$—	$367	$—

There were no changes in the fair value determination methods or significant assumptions used in those methods during the nine months ended August 29, 2015.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the nine months ended August 29, 2015. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

The Company is liable for a contingent earn-out established in connection with the acquisition of Filter Resources on December 17, 2014. This earn-out, which is payable to the former owners of Filter Resources, has been recorded at its estimated fair-value of $1,396, and is recorded as an other long-term liability. The contingent liability for the earn-out will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2017. The fair value measurement of the earn-out payment is based on estimated earnings from certain capital projects, which represent significant inputs not observed in the market and thus represents a Level 3 measurement.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value of $1,018, which was recorded as an other long-term liability at that time.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on 2014 and projected 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent consideration payment is revalued to its current fair value at each reporting date. The fair value of the TransWeb contingent earn-out payment was $0 at August 29, 2015 and at November 29, 2014, based on the projected adjusted earnings of TransWeb.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both August 29, 2015 and November 29, 2014.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  Long-term debt had a fair value estimate of $399,580 and $408,208 at August 29, 2015 and November 29, 2014, respectively. The Company's fair value estimate of its long-term debt represents a Level 2 measurement as it is based on the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at August 29, 2015 and November 29, 2014 is $403,062 and $411,563, respectively.

See Note 6 for information related to the fair value of derivative and hedging instruments.

6.	DERIVATIVE INSTRUMENTS AND HEDGING

The Company is exposed to various market risks that arise from transactions entered into in the normal course of business. The Company selectively uses derivative instruments to manage certain such risks, including market risks associated with changes in foreign currency exchange rates and changes in interest rates. The Company does not hold or issue derivatives for trading or speculative purposes. A description of each type of derivative utilized by the Company to manage risk is included below. In addition, refer to Note 5 for information related to the fair value measurements utilized by the Company for each derivative type.

The Company may elect to designate certain derivatives as hedging instruments under the accounting standards for derivatives and hedging. The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions.

All derivatives are recognized on the balance sheet at fair value and classified based on the instrument's maturity date. The total notional amount of derivatives outstanding at August 29, 2015 was $50,601, which consists of derivative instruments to manage foreign exchange risk related to inter-company advances, and derivatives to manage the risk of changes in foreign currency exchange rates — principally the Euro and British pound — on certain firm sales commitments expected to be settled at future dates.

The following table presents the fair values of derivative instruments included within the Consolidated Condensed Balance Sheets at August 29, 2015 and November 29, 2014:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	August 29, 2015	November 29, 2014
Prepaid expenses and other current assets
Designated as hedging instruments:
Foreign exchange contracts	$4	$—
Unrecognized firm sales commitments	53	248
Total designated	$57	$248
Not designated as hedging instruments:
Foreign exchange contracts	—	362
Total not designated	$—	$362
Total derivatives	$57	$610

Accrued liabilities
Designated as hedging instruments:
Foreign exchange contracts	$—	$245
Total designated	$—	$245
Not designated as hedging instruments:
Foreign exchange contracts	235	122
Total not designated	$235	$122
Total derivatives	$235	$367

The following table presents the amounts of income (expense) from derivative instruments affecting the Consolidated Condensed Statements of Earnings for the nine months ended August 29, 2015 and August 30, 2014:

	August 29, 2015	August 30, 2014
Fair value hedges
Foreign exchange contracts - Selling and administrative expenses	$400	$—
Unrecognized firm sales commitments - Selling and administrative expenses	(534)	—
Total designated	$(134)	$—

Not designated as hedges
Foreign exchange contracts - Selling and administrative expenses	$21	$—
Foreign exchange contracts - Other, net income (expense)	641	195
Total not designated	$662	$195

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

The total notional amount of foreign currency contracts designated as fair value hedges outstanding at August 29, 2015 was $11,337. There were no such fair value hedges entered into during the nine months ended August 30, 2014. The cash flows associated with the periodic settlement of the Company's fair value hedges are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Undesignated Derivative Instruments

The Company is exposed to changes in foreign currency exchange rates on certain inter-company advances. The Company may use foreign currency forward contracts to manage certain such risks. These forward contracts are not designated as hedging instruments under the accounting standards for derivatives and hedging. These undesignated instruments are recorded at fair value as an asset or liability on the Consolidated Balance Sheets and all realized and unrealized gains or losses on such foreign currency forward contracts are recognized in Other, net income on the Consolidated Condensed Statements of Earnings as incurred. The Company intends to settle the underlying inter-company advances in cash, therefore gains and losses on translation of the inter-company advances are also recognized in Other, net on the Consolidated Condensed Statements of Earnings as incurred. The cash flows associated with the periodic settlement of the Company's undesignated derivative instruments are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of August 29, 2015 was $37,094. During the three months ended August 29, 2015 the Company recorded realized and unrealized gains of $842 on such forward currency contracts and losses of $969 on translation of the underlying inter-company advances. During the three months ended August 30, 2014 the Company recorded realized and unrealized losses of $39 on such forward currency contracts and losses of $149 on translation of the underlying inter-company advances. During the nine months ended August 29, 2015 the Company recorded realized and unrealized gains of $641 on such forward currency contracts and losses of $1,638 on translation of the underlying inter-company advances. During the nine months ended August 30, 2014 the Company recorded realized and unrealized gains of $195 on such forward contracts and gains of $1,174 on translation of the underlying inter-company advances.

Additionally, the total notional amount of foreign currency contracts de-designated as fair value hedges outstanding at August 29, 2015 was $2,170. There were no such foreign currency contracts de-designated as fair value hedges during the nine months ended August 30, 2014.

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

7.	ACCRUED LIABILITIES

Accrued liabilities at August 29, 2015 and November 29, 2014 were as follows:

	August 29, 2015	November 29, 2014
Accrued salaries, wages and commissions	$14,628	$29,621
Compensated absences	8,795	9,967
Accrued insurance liabilities	9,732	11,358
Warranties	7,748	9,405
Customer deposits	25,157	23,045
Other accrued liabilities	32,965	36,640
Accrued liabilities	$99,025	$120,036

The Company had letters of credit totaling $22,931 and $33,359 as of August 29, 2015 and November 29, 2014, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Nine Months Ended
	August 29, 2015	August 30, 2014
Warranty accrual at beginning of period	$9,405	$1,599
Warranty accrual added through business acquisitions	100	10,946
Accruals for warranties issued during the period	1,570	1,691
Adjustments related to pre-existing warranties	(1,499)	(96)
Settlements made during the period	(1,378)	(4,945)
Other adjustments, including currency translation	(450)	(136)
Warranty accrual at end of period	$7,748	$9,059

Warranty accruals added through business acquisitions in the nine months ended August 30, 2014 relate primarily to the CLARCOR Industrial Air business, whose sales agreements, particularly for air intake filtration systems for heavy-duty gas turbine applications, include product warranties customary for such types of products. Warranty accruals for this business are established for specifically identified warranty issues known to exist on products already sold, and on a non-specific basis based primarily on past experience.

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

At August 29, 2015, there was $395,000 outstanding on the Term Loan Facility with a weighted average interest rate of approximately 1.09% and there were no borrowings outstanding on the Credit Facility. As a result, at August 29, 2015 the Company had remaining borrowing capacity of $142,479 on the Credit Facility. The Credit Facility includes a $50,000 letter of credit sub-

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

facility, against which $7,521 and $16,012 in letters of credit had been issued at August 29, 2015 and November 29, 2014, respectively.

9.	PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides various retirement benefits, including defined benefit plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad.  Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$361	$499	$1,430	$1,495
Interest cost	2,020	1,934	5,767	5,798
Expected return on plan assets	(2,843)	(2,835)	(8,686)	(8,500)
Curtailment	1	—	1	—
Amortization of unrecognized:
Prior service cost	(2)	(3)	(4)	(9)
Net actuarial loss	826	721	2,760	2,163
Net periodic benefit cost	$363	$316	$1,268	$947

Cash contributions	$101	$66	$354	$193

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$2	$6	$6
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)
Net actuarial gain	(37)	(37)	(111)	(111)
Net periodic benefit income	$(66)	$(66)	$(198)	$(198)

Cash contributions	$15	$16	$45	$48

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

As is discussed further in Note 3, on June 27, 2015 the Company disposed of J.L. Clark. This disposal resulted in a significant reduction in expected future service of J.L. Clark employees that participated in the Company's qualified U.S. pension plan. The resulting curtailment and re-measurement of the assets and liabilities of the Company's qualified U.S. pension plan as of the date of disposal resulted in a reduction of the projected benefit obligation and pension liability of approximately $3,988, recorded through accumulated other comprehensive loss.

The Company expects to contribute up to the following amounts to its various plans to pay benefits during 2015:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

U.S. Qualified Plans	$—
U.S. Combined Nonqualified Plans	221
Non-U.S. Plan	394
Postretirement Healthcare Benefit Plan	58
Total expected contributions	$673

During the three and nine months ended August 29, 2015, the Company contributed $116 and $399 to its various plans. In addition to the plan assets related to its qualified plans, the Company has a funded balance of $740 and $893 at August 29, 2015 and November 29, 2014, respectively, in a restricted trust for its U.S. combined nonqualified plans (see Note 5).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

10.	INCOME TAXES

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits.

	Nine Months Ended
	August 29, 2015	August 30, 2014
Unrecognized tax benefits at beginning of year	$2,487	$2,155
Additions for current period tax positions	395	237
Additions related to acquired tax positions	1,052	—
Reductions for prior period tax positions	(22)	—
Reductions for lapse of statue of limitations / settlements	(33)	(22)
Changes in interest and penalties	68	53
Unrecognized tax benefits at end of period	$3,947	$2,423

At August 29, 2015, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, was $2,859.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense. At August 29, 2015, the Company had $317 accrued for the payment of interest and penalties.

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

The Company is regularly audited by federal, state and foreign tax authorities.  The Company's federal income tax returns for tax years subsequent to fiscal year 2011 are open for examination. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2010.

During the quarter ended May 30, 2015, the Company finalized its allocation of the purchase price to the assets acquired and liabilities assumed with respect to the Stanadyne Business acquisition. Based upon the completed pre-acquisition tax return filings, the Company received and recorded approximately $70,220 of federal net operating loss carryforwards and $2,365 of general business credit carryforwards, which are subject to certain annual restrictions on utilization. These loss and credit carryforwards are subject to expiration beginning in 2031. The Company also received approximately $26,685 of capital loss carryforwards which are subject to a full valuation allowance as the Company does not anticipate that such carryforwards will be utilized prior to their expiration in 2018.

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

The following table summarizes information related to stock options and stock option exercises during the three and nine months ended August 29, 2015 and August 30, 2014.

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Pre-tax compensation expense	$896	$925	$4,460	$2,957
Deferred tax benefits	(326)	(330)	(1,622)	(1,053)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	139	354	923	604
Fair value of stock options on date of grant	—	—	3,196	4,650
Total intrinsic value of stock options exercised	535	1,253	3,699	2,409
Cash received upon exercise of stock options	710	1,430	5,306	3,254
Addition to capital in excess of par value due to exercise of stock options	830	1,740	6,079	3,756

The following table summarizes activity for the nine months ended August 29, 2015 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan, the 2009 Incentive Plan and the 2014 Incentive Plan.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,310,720	$45.71
Granted	311,500	$63.22
Exercised	(141,071)	$38.99
Surrendered	(16,574)	$52.04
Outstanding at end of period	2,464,575	$48.27

Exercisable at end of period	1,623,226	$43.23

 At August 29, 2015, there was $3,468 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.15 years.

The following table summarizes information about the Company’s outstanding and exercisable options at August 29, 2015.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $28.79	43,000	$26.18	$1,298	2.76	43,000	$26.18	$1,298	2.76
$31.96 - $36.48	474,646	$33.68	10,763	2.92	474,646	$33.68	10,763	2.92
$42.86 - $55.01	1,207,529	$46.24	12,219	6.43	973,944	$46.16	9,937	6.23
$57.74 - $63.22	739,400	$62.22	—	8.86	131,636	$61.60	—	8.38

	2,464,575	$48.27	$24,280	6.42	1,623,226	$43.23	$21,998	5.34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	Nine Months Ended
	August 29, 2015	August 30, 2014
Weighted average fair value per option at the date of grant for options granted	$10.26	$11.50
Risk-free interest rate	1.31%	1.55%
Expected dividend yield	1.27%	1.10%
Expected volatility factor	19.50%	21.38%
Expected option term in years	5.0	5.0

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

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period of four years.  During the vesting period, officers and key employees receive compensation

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 7,997 and 19,457 vested and deferred shares at August 29, 2015 and November 29, 2014, respectively.

The following table summarizes information related to restricted stock unit awards during the three and nine months ended August 29, 2015 and August 30, 2014.

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Pre-tax compensation expense	$427	$330	$2,050	$1,072
Deferred tax benefits	(155)	(118)	(745)	(382)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	4	—	215	101
Fair value of restricted stock unit awards on date of grant	25	—	3,208	1,524
Fair value of restricted stock unit awards vested	154	—	1,132	765

The following table summarizes activity for the nine months ended August 29, 2015 with respect to the restricted stock unit awards.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	51,012	$53.12
Granted	50,740	$63.23
Vested	(21,846)	$51.83
Surrendered	(728)	$54.47
Nonvested at end of period	79,178	$59.94

As of August 29, 2015, there was $1,350 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.90 years.

Restricted Stock Unit Awards with Performance Conditions

Beginning in 2015, performance awards were issued to officers and certain key employees as an incentive to achieve revenue growth and operating profit margin goals over a three-year period. The awards are in the form of restricted stock units, which vest at the end of the three-year period if the specified sales growth and operating margin goals are achieved. These restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Fair value of the restricted stock units is determined based on the market price of the stock on the grant date. Compensation cost is recorded equally over the three-year period in which the stock units are earned, based on a periodic determination of the probable performance outcome.  There were no vested shares at August 29, 2015 and November 29, 2014, respectively.

The following table summarizes information related to restricted stock unit awards with performance conditions during the three and nine months ended August 29, 2015 and August 30, 2014.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Pre-tax compensation expense	$(709)	$—	$218	$—
Deferred tax benefits	258	—	(79)	—
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	—	—	—	—
Fair value of restricted stock unit awards on date of grant	—	—	5,857	—
Fair value of restricted stock unit awards vested	—	—	—	—

The following table summarizes activity for the nine months ended August 29, 2015 with respect to the restricted stock unit awards with performance conditions.

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	—	$—
Granted	92,650	$63.22
Vested	—	$—
Nonvested at end of period	92,650	$63.22

As of August 29, 2015, there was $654 of total unrecognized compensation cost related to restricted stock unit awards with performance conditions, which the Company expects to recognize over a weighted-average period of 2.25 years.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the three and nine months ended August 29, 2015 and August 30, 2014, respectively.

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Pre-tax compensation expense	$114	$—	$994	$880
Shares of Company common stock issued under the plans	1,909	—	15,261	15,400

13.	EARNINGS PER SHARE AND STOCK REPURCHASE ACTIVITY

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share reflects the impact of outstanding stock options, restricted stock and other stock-based arrangements.  The FASB has issued guidance requiring unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock unit awards discussed in Note 12 qualify as participating securities under this guidance.  However, the unvested restricted stock unit awards do not materially impact the calculation of basic or diluted earnings per share; therefore, the Company does not present the two-class method computation.  The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Weighted average number of shares outstanding - Basic	50,099,852	50,395,007	50,188,327	50,457,436
Dilutive effect of stock-based arrangements	425,197	486,587	513,163	459,584
Weighted average number of shares outstanding - Diluted	50,525,049	50,881,594	50,701,490	50,917,020

Net earnings attributable to CLARCOR Inc.	$36,445	$41,703	$101,651	$100,576

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.73	$0.83	$2.03	$1.99
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.72	$0.82	$2.00	$1.98

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	730,150	431,450	730,150	441,003
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$14,086	$21,959	$30,196	$21,959
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	233,000	362,502	481,000	362,502

At August 29, 2015, there remained $178,264 authorized for future purchases under the Company’s $250,000 stock repurchase program that was approved by the Company's Board of Directors on June 25, 2013.

14.	SEGMENT INFORMATION

During the periods presented herein, the Company has operated in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. Net sales represent sales to unaffiliated customers as reported in the Consolidated Condensed Statements of Earnings.  Intersegment sales were not material.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

Refer to Note 3 for discussion of the divestiture of the Company's Packaging segment.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Segment information is summarized as follows:

	Quarter Ended		Nine Months Ended
	August 29, 2015	August 30, 2014	August 29, 2015	August 30, 2014
Net sales:
Engine/Mobile Filtration	$151,734	$165,910	$457,482	$436,805
Industrial/Environmental Filtration	200,496	213,752	610,088	608,207
Packaging	5,327	20,490	40,909	54,467
	$357,557	$400,152	$1,108,479	$1,099,479

Operating profit:
Engine/Mobile Filtration	$27,728	$36,741	$83,038	$86,587
Industrial/Environmental Filtration	22,765	23,873	63,377	55,024
Packaging	(71)	1,612	2,143	3,028
	50,422	62,226	148,558	144,639
Other income (expense), net	4,419	(1,514)	1,485	1,764
Earnings before income taxes	$54,841	$60,712	$150,043	$146,403

	August 29, 2015	November 29, 2014
Identifiable assets:
Engine/Mobile Filtration	$783,462	$781,204
Industrial/Environmental Filtration	1,024,977	1,022,996
Packaging	—	41,817
Corporate	68,961	42,752
	$1,877,400	$1,888,769

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and accompanying notes and with the audited Consolidated Financial Statements and accompanying notes included in the 2014 Form 10-K.  Except as otherwise set forth herein, references to particular years or quarters refer to our applicable fiscal year or quarter.  The analysis of operating results focuses on our three reportable business segments:  Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. On June 27, 2015, the Company completed the disposition of J.L. Clark, which was the sole operating company within the Packaging segment. The financial results presented herein reflect the results of J.L. Clark through the date of disposition.

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands, except per share data)

	Third Quarter					First Nine Months
			Change					Change
	2015	2014	$	%		2015	2014	$	%
Net sales	$357,557	$400,152	$(42,595)	(11)%		$1,108,479	$1,099,479	$9,000	1%
Cost of sales	237,802	264,827	(27,025)	(10)%		742,139	742,197	(58)	—%
Gross profit	119,755	135,325	(15,570)	(12)%		366,340	357,282	9,058	3%
Selling and administrative expenses	69,333	73,099	(3,766)	(5)%		217,782	212,643	5,139	2%
Operating profit	50,422	62,226	(11,804)	(19)%		148,558	144,639	3,919	3%
Other income (expense)	4,419	(1,514)	5,933			1,485	1,764	(279)
Provision for income taxes	18,332	18,947	(615)	(3)%		48,224	45,751	2,473	5%
Net earnings attributable to CLARCOR	36,445	41,703	(5,258)	(13)%		101,651	100,576	1,075	1%
Weighted average diluted shares	50,525	50,882	(357)	(1)%		50,701	50,917	(216)	—%
Diluted earnings per share attributable to CLARCOR	$0.72	$0.82	$(0.10)	(12)%		$2.00	$1.98	$0.02	1%

Percentages:
Gross margin	33.5%	33.8%		(0.3)	pt	33.0%	32.5%		0.5	pt
Selling and administrative percentage	19.4%	18.3%		1.1	pt	19.6%	19.3%		0.3	pt
Operating margin	14.1%	15.6%		(1.5)	pt	13.4%	13.2%		0.2	pt
Effective tax rate	33.4%	31.2%		2.2	pt	32.1%	31.3%		0.8	pt
Net earnings margin	10.2%	10.4%		(0.2)	pt	9.2%	9.1%		0.1	pt

Third Quarter

Net Sales

Net sales decreased $42.6 million, or 11%, in the third quarter of 2015 from the third quarter of 2014. Estimated components of this 11% decrease in net sales are as follows:

Organic volume	(5)%
Divestiture of J.L. Clark	(4)%
Business acquisitions	1%
Pricing	—%
Foreign exchange	(3)%
(11)%

The decrease in net sales in the third quarter of 2015 from the third quarter of 2014 was driven primarily by the following factors:

•
Excluding net sales arising from the acquisition of Filter Resources, net sales volume decreased $9.9 million, or 5%, at our Industrial/Environmental Filtration segment. This net sales decrease resulted from a $10.1 million, or 7%, reduction in sales within the U.S., partly offset by a $0.2 million, or less than 1%, increase in foreign net sales excluding the impact of changes in foreign currency exchange rates. This reduction in sales volume within the U.S. resulted primarily from lower first-fit gas turbine filter and system sales and lower sales of natural gas filtration vessels and aftermarket elements. The change in foreign net sales volume primarily reflected increased sales of natural gas filtration vessels and aftermarket elements, partially offset by lower first-fit gas turbine filter and system sales.

•
Net sales volume decreased $9.3 million, or 6%, at our Engine/Mobile Filtration segment. This net sales decrease resulted from a $7.3 million, or 12%, decline in foreign net sales excluding the impact of changes in foreign currency exchange rates, and a $2.0 million, or 2%, decline in sales within the U.S. This 12% reduction in foreign net sales volume primarily resulted from a 30% decline in export sales of heavy-duty engine filters, as well as an approximately 32% decrease in heavy-duty engine filter sales in China due to slowing macroeconomic activity in China and lower end-market diesel engine sales. These effects were partly offset by an approximately 19% increase in heavy-duty engine filter sales in Europe. The decrease in sales volume within the U.S. resulted primarily from a reduction in heavy-duty engine filter aftermarket sales to original equipment suppliers and dealers, primarily reflecting lower demand for off-highway, agricultural and construction applications, partly offset by a 13% increase in sales of heavy-duty engine filter aftermarket sales to the independent distributor and retail channels. This increase included initial sales to a significant new customer with whom we have contracted to supply a full line of private-branded aftermarket products for sale through this customer's national retail network, as referenced in our prior Quarterly Reports on Form 10-Q for this fiscal year, partly offset by a 5% decrease in sales of heavy-duty engine filters to U.S. independent distributors.

•
Net sales volume decreased $15.2 million, or 4%, at our Packaging segment, primarily due to the divestiture of J.L. Clark, the sole operating company within our Packaging segment, which the Company sold to C.C. Industries, Inc. ("CCI") on June 27, 2015.

•
Increased net sales of $5.1 million due to the December 2014 acquisition of Filter Resources, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Net sales in the third quarter of 2015 compared to the third quarter of 2014 also reflect a $13.4 million reduction due to changes in foreign currency exchange rates, primarily reflecting strengthening of the U.S. dollar against the Euro, British Pound and most other foreign currencies where our foreign income and cash flows are derived.

Cost of Sales

Cost of sales decreased $27.0 million, or 10%, in the third quarter of 2015 from the third quarter of 2014. This 10% decrease in cost of sales was less than the 11% decrease in net sales. As a result, our gross margin decreased to 33.5% in the third quarter of 2015 from 33.8% in the third quarter of 2014. This 0.3 percentage point decrease in gross margin was driven by a 1.3 percentage point reduction due to lower fixed cost leverage resulting from decreased net sales, as well as unfavorable sales mix at certain of our businesses, including our Engine/Mobile Filtration business. These unfavorable impacts were partly offset by an approximately 0.5 percentage point increase in gross margin resulting from lower material costs, primarily driven by our ongoing cost reduction and continuous improvement initiatives across our businesses, as well as an approximately 0.6 percentage point increase in gross margin due to the favorable sales mix effect from the disposition of the J.L. Clark business.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.8 million, or 5%, in the third quarter of 2015 from the third quarter of 2014. This decrease primarily resulted from $2.7 million of lower compensation expense related to our company-wide profit sharing plan and $2.2 million of decreased costs resulting from ongoing cost reduction and continuous improvement initiatives as well as discretionary spending controls implemented in response to business conditions. Selling and administrative expenses also declined by $1.1 million in the third quarter of 2015 compared to the third quarter of 2014 as a result of the disposition of the J.L. Clark business, which was sold to CCI on June 27, 2015. These decreases were partly offset by approximately $1.8 million of increased legal, investment advisory and other professional services costs incurred in the third quarter of 2015 related to business development activities, and $0.4 million of net reductions in all other selling and administrative expenses. Since selling and administrative expenses decreased 5% while net sales decreased 11%, our selling and administrative expenses as a percentage of net sales increased to 19.4% in the third quarter of 2015 from 18.3% in last year's third quarter.

First Nine Months

Net Sales

Net sales increased $9.0 million, or 1%, in the first nine months of 2015 from the first nine months of 2014. Estimated components of this 1% increase in net sales are as follows:

Business acquisitions	5%
Organic volume	—%
Pricing	—%
Divestiture of J.L. Clark	(1)%
Foreign exchange	(3)%
1%

The increase in net sales in the first nine months of 2015 from the first nine months of 2014 was driven primarily by the following factors:

•
Increased net sales of $42.1 million due to the May 2014 acquisition of the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition. Net sales for the Stanadyne business in the first nine months of 2015 decreased approximately 14% versus the comparable prior year period, including the portion of that prior year period during which the business was owned by Stanadyne Corporation. This decrease primarily reflects lower sales of first-fit fuel filter assemblies and aftermarket filter elements, due to decreased demand from off-highway original equipment manufacturers and dealers, which we believe primarily reflects decreased end-user demand in off-road, agricultural and construction applications.

•
Increased net sales of $14.3 million due to the December 2014 acquisition of Filter Resources, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Excluding net sales arising from the acquisition of Filter Resources, net sales increased $9.8 million, or 2%, at our Industrial/Environmental Filtration segment. This net sales growth resulted from an $9.5 million, or 2%, increase in sales within the U.S., and a $0.3 million, or less than 1%, increase in foreign net sales excluding the impact of changes in foreign currency exchange rates. The 2% increase in sales volume within the U.S. resulted primarily from an 8% increase in sales of natural gas filtration vessels and aftermarket elements and increased sales of dust collection and other industrial air filtration products, partially offset by lower first-fit gas turbine filter and system sales. The less than 1% increase in foreign net sales primarily resulted from a 10% increase in sales of natural gas filtration vessels and aftermarket elements and a 14% increase in sales of dust collection and other industrial air filtration products, partially offset by lower first-fit gas turbine filter and system sales.

•
Excluding net sales arising from the acquisition of the Stanadyne Business, net sales declined $9.4 million, or 2%, at our Engine/Mobile Filtration segment. This net sales decrease resulted from a $17.6 million, or 11%, decrease in foreign net sales excluding the impact of changes in foreign currency exchange rates, partly offset by a $8.2 million, or 3%, increase in sales within the U.S. The 11% decrease in foreign net sales volume in this segment primarily resulted from lower export sales of heavy-duty engine filters to customers in Southeast Asia, South America and the Middle East, as well as an approximately 29% decline in heavy-duty engine filter sales in China due to slowing macroeconomic activity in China and lower end-market diesel engine sales. These effects were partly offset by an approximately 10% increase in heavy-duty engine filter sales in Europe. The 3% increase in sales volume within the U.S. resulted primarily from an 18% increase in sales of heavy-duty engine filters to the U.S. aftermarket, which includes sales to a significant new customer as referenced above. This growth was partly offset by lower sales of heavy-duty engine filters to filtration companies and to original equipment dealers, as well as decreased sales of automotive filtration products.

•
Net sales volume decreased $13.6 million, or 1%, at our Packaging segment, primarily due to the divestiture of J.L. Clark, the sole operating company within our Packaging segment, which the Company sold to CCI on June 27, 2015.

•
Net sales in the first nine months of 2015 compared to the first nine months of 2014 also reflect a $34.2 million reduction due to changes in foreign currency exchange rates, primarily reflecting strengthening of the U.S. dollar relative to the Euro, British Pound and most other foreign currencies where our foreign income and cash flows are derived.

Cost of Sales

Cost of sales decreased $0.1 million, or less than 1%, in the first nine months of 2015 from the first nine months of 2014. This less than 1% decrease in cost of sales was less than the 1% increase in net sales. As a result, our gross margin increased to 33.0% in the first nine months of 2015 from 32.5% in the first nine months of 2014. This 0.5 percentage point increase in gross margin includes a 0.5 percentage point increase due to the impact of $6.0 million of increased cost of sales in the first nine months of 2014 resulting from the step-up of inventory values to reflect their estimated fair values as of the respective dates of acquisition of the GE Air Filtration business and the Stanadyne Business, which did not recur in the first nine months of 2015. Gross margin was also favorably impacted in the first nine months of 2015 by 0.5 percentage points from increases in the selling prices of our products and lower material costs, primarily driven by our ongoing cost reduction and continuous improvement initiatives across our businesses, by 0.2 percentage points due to the favorable impact on sales mix from the fiscal 2014 acquisition of the Stanadyne Business and by 0.2 percentage points due to the favorable sales mix effect from the divestiture of the J.L. Clark business. These favorable effects were partly offset by a 0.9 percentage point decrease in gross margin due to lower fixed cost leverage and unfavorable sales mix at certain of our businesses, including our Engine/Mobile Filtration business.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.1 million, or 2%, in the first nine months of 2015 from the first nine months of 2014. This increase was primarily the result of $9.3 million of increased operating costs (including $4.8 million of increased intangible asset amortization) related to the May 2014 acquisition of the Stanadyne Business, reflecting our ownership of this business for the entire nine month period ended August 29, 2015 in comparison to only four months of ownership in the nine month period ended August 30, 2014. Other selling and administrative expense increases in the first nine months of 2015 versus the comparable prior year period include $2.7 million of increased costs related to stock-based compensation (including the impact of accelerated vesting of awards granted to retirement-eligible employees), $2.5 million of increased costs related to strategic growth initiatives (including costs related to research and development and information technology systems and support services) and approximately $1.8 million of increased legal, investment advisory and other professional services costs related to business development activities. These increases were partly offset by a $7.8 million decrease resulting from legal, investment advisory and other professional services costs incurred in the first nine months of 2014 related to the acquisitions of the Stanadyne Business and the GE Air Filtration business, which did not recur in 2015. Selling and administrative expenses in the first nine months of 2015 versus the comparable prior year period also reflect $4.7 million of decreased compensation expense related to our company-wide profit sharing program and $1.1 million of decreased costs as a result of the divestiture of the J.L. Clark business. Since selling and administrative expenses increased 2% while net sales increased 1%, our selling and administrative expenses as a percentage of net sales increased to 19.6% in the first nine months of 2015 from 19.3% in the first nine months of 2014.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Significant Acquisitions

On December 16, 2013, the Company acquired the GE Air Filtration business, which is now operated as CLARCOR Industrial Air. The impact of including CLARCOR Industrial Air's results, which are reported within our Industrial/Environmental Filtration segment, from the date of acquisition, on our net sales and operating profit in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 was as follows:

	Third Quarter			First Nine Months
(Dollars in thousands)	2015	2014	Change	2015	2014	Change
Net sales	$42,275	$59,842	$(17,567)	$150,506	$172,205	$(21,699)
Operating profit	2,938	5,038	(2,100)	13,840	8,810	5,030

Net sales and operating profit for CLARCOR Industrial Air in the first nine months of fiscal 2014 reflect results from December 16, 2013, the date of acquisition, through August 30, 2014. Operating profit for the third quarter and first nine months of 2014 included approximately $0.1 million and $4.3 million, respectively, of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $0.4 million and $4.0 million, respectively, of selling and administrative expenses related to the acquisition execution and integration. These costs did not recur in 2015.

On May 1, 2014 the Company acquired Stanadyne Corporation's diesel fuel filtration business, which is now operated as CLARCOR Engine Mobile Solutions. The impact of including CLARCOR Engine Mobile Solutions' results, which are reported within our Engine/Mobile Filtration segment, from the date of acquisition, on our net sales and operating profit in the third quarter and first nine months of 2015 compared with the third quarter and first nine months of 2014 was as follows:

	Third Quarter			First Nine Months
(Dollars in thousands)	2015	2014	Change	2015	2014	Change
Net sales	$20,426	$28,014	$(7,588)	$70,086	$37,006	$33,080
Operating profit	3,586	7,275	(3,689)	14,797	5,348	9,449

Net sales and operating profit for CLARCOR Engine Mobile Solutions in the third quarter and first nine months of fiscal 2014 reflect results from May 1, 2014, the date of acquisition, through August 30, 2014. Operating profit for the first nine months of 2014 included approximately $1.4 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $3.0 million of selling and administrative expenses related to acquisition execution. These costs did not recur in 2015.

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our 2015 translated U.S. dollar value of net sales and operating profit compared to the same periods in 2014 as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
Net sales	$(13,379)	$(34,254)
Operating profit (loss)	(1,332)	(3,446)

•	Other income (expense)

Interest expense

We recognized net interest expense in other income (expense) as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
2015	$(1,230)	$(3,626)
2014	(1,235)	(2,102)

Net interest expense primarily reflects $1.1 million of interest expense in the third quarter of 2015 and $3.5 million of interest expense in the first nine months of 2015 related to borrowings on the Term Loan Facility and on the Credit Facility, which borrowings were undertaken to fund a portion of the cost of our acquisitions of the GE Air Filtration Business and the Stanadyne Business in 2014. At the end of the third quarter of 2015, we had $395.0 million outstanding on the Term Loan Facility -- including $315.0 million outstanding in connection with the Stanadyne Business acquisition and $80.0 million outstanding in connection with the GE Air Filtration acquisition -- and we had no borrowings outstanding on the Credit Facility.

Foreign currency gains and (losses)

We recognized foreign currency gains (losses) in other income (expense) as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
2015	$275	$(177)
2014	(587)	511

Foreign currency gains and losses in the third quarter and first nine months of 2015 primarily reflect the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies. Foreign currency gains in the first nine months of 2014 also reflect the translation of inter-company loans -- in cases where such loans are expected to be settled in cash at some point in the future -- at certain foreign subsidiaries denominated in currencies other than their functional currencies. There were no significant such loans in place in the third quarter and first nine months of 2015.

Other income (expense)

We recognized other, net items in other income (expense) as follows:

(Dollars in thousands)	Third Quarter	First Nine Months
2015	$5,373	$5,287
2014	308	3,355

Other income in the third quarter and first nine months of 2015 primarily reflects a gain of $12.1 million (after netting transaction-related costs of $3.2 million) resulting from the sale of J.L. Clark to CCI on June 27, 2015. This income was partially offset by a loss of $6.7 million in the third quarter and first nine months of 2015 resulting from the impairment of the Company's investments in BioProcess H2O LLC ("H2O") and BioProcess Algae LLC ("Algae"). Based on business developments at Algae, including a significant adverse change in the anticipated effectiveness and commercial scalability of its technology platform, in the third quarter of 2015 the Company reviewed the $3.8 million carrying value of its investment in Algae for recoverability and determined that the investment -- which is accounted for under the cost method of accounting -- was fully impaired. Based on recent operating losses at H2O and other factors, including the negative developments with respect to Algae, the Company also reviewed the $2.7 million carrying value of its investment in H2O for recoverability and determined that the investment -- which is accounted for under the equity method of accounting -- was fully impaired.

Other income of approximately $3.4 million in the first nine months of 2014 primarily reflected a $2.8 million bargain purchase gain that resulted from the Company's acquisition of the Bekaert Business in the first quarter of 2014. As the Company maintains a permanent reinvestment strategy for all foreign operations, this gain was not subject to tax.

•	Provisions for income taxes

Our effective tax rate increased 2.2 percentage points to 33.4% in the third quarter of 2015 from 31.2% in the third quarter of 2014. Approximately 0.9 percentage points of this increase is due to the gain resulting from the sale of J.L. Clark, which is subject to tax at a rate consistent with J.L. Clark's operational locations within the U.S. The remaining increase in our effective tax rate in the third quarter of 2015 from the third quarter of 2014 primarily reflects the benefit of certain tax planning strategies implemented in 2014 which did not recur in 2015.

Our effective tax rate increased 0.9 percentage points to 32.1% in the first nine months of 2015 from 31.2% in the first nine months of 2014. This increase reflects a 0.9 percentage point increase due to the gain resulting from the sale of J.L. Clark as well as a 0.6 percentage point increase resulting from a $2.8 million bargain purchase gain recognized in the first nine months of 2014 which was not subject to tax and which did not recur in the first nine months of 2015. These impacts were partly offset by a 0.7 percentage point favorable impact on our effective tax rate in the first nine months of 2015 related to the extension of the research and development tax credit in December 2014.

•	Shares outstanding

Average diluted shares outstanding decreased by approximately 0.4 million shares in the third quarter of 2015 and by approximately 0.2 million shares in the first nine months of 2015 from the comparable prior year periods of 2014 due primarily to our repurchases of common stock, partially offset by incremental dilutive shares related to stock option exercises and the issuance of stock options.

SEGMENT ANALYSIS

	Third Quarter				First Nine Months
(Dollars in thousands)	2015	% Total	2014	% Total	2015	% Total	2014	% Total
Net sales:
Engine/Mobile Filtration	$151,734	42%	$165,910	41%	$457,482	41%	$436,805	40%
Industrial/Environmental Filtration	200,496	56%	213,752	53%	610,088	55%	608,207	55%
Packaging	5,327	2%	20,490	6%	40,909	4%	54,467	5%
	$357,557	100%	$400,152	100%	$1,108,479	100%	$1,099,479	100%

Gross profit:
Engine/Mobile Filtration	$52,242	44%	$61,319	45%	$159,310	43%	$153,027	43%
Industrial/Environmental Filtration	66,774	56%	70,531	52%	200,075	55%	195,515	55%
Packaging	739	—%	3,475	3%	6,955	2%	8,740	2%
	$119,755	100%	$135,325	100%	$366,340	100%	$357,282	100%

Operating profit:
Engine/Mobile Filtration	$27,728	55%	$36,741	59%	$83,038	56%	$86,587	60%
Industrial/Environmental Filtration	22,765	45%	23,873	38%	63,377	43%	55,024	38%
Packaging	(71)	—%	1,612	3%	2,143	1%	3,028	2%
	$50,422	100%	$62,226	100%	$148,558	100%	$144,639	100%

Gross margin:
Engine/Mobile Filtration	34.4%		37.0%		34.8%		35.0%
Industrial/Environmental Filtration	33.3%		33.0%		32.8%		32.1%
Packaging	13.9%		17.0%		17.0%		16.0%
	33.5%		33.8%		33.0%		32.5%

Operating margin:
Engine/Mobile Filtration	18.3%		22.1%		18.2%		19.8%
Industrial/Environmental Filtration	11.4%		11.2%		10.4%		9.0%
Packaging	(1.3)%		7.9%		5.2%		5.6%
	14.1%		15.6%		13.4%		13.2%

Engine/Mobile Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2015	2014	$	%		2015	2014	$	%
Net sales	$151,734	$165,910	$(14,176)	(9)%		$457,482	$436,805	$20,677	5%
Cost of sales	99,492	104,591	(5,099)	(5)%		298,172	283,778	14,394	5%
Gross profit	52,242	61,319	(9,077)	(15)%		159,310	153,027	6,283	4%
Selling and administrative expenses	24,514	24,578	(64)	—%		76,272	66,440	9,832	15%
Operating profit	27,728	36,741	(9,013)	(25)%		83,038	86,587	(3,549)	(4)%

Gross margin	34.4%	37.0%		(2.6)	pt	34.8%	35.0%		(0.2)	pt
Selling and administrative percentage	16.2%	14.8%		1.4	pt	16.7%	15.2%		1.5	pt
Operating margin	18.3%	22.1%		(3.8)	pt	18.2%	19.8%		(1.6)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

Net Sales

The changes in net sales for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2015 from the comparable periods of 2014 are detailed in the following tables:

	Third Quarter	First Nine Months
Organic volume	(6)%	(2)%
Pricing	—%	—%
Stanadyne Business acquisition	—%	10%
Foreign exchange	(3)%	(3)%
	(9)%	5%

(Dollars in millions)	Third Quarter	First Nine Months
2014	$165.9	$436.8

U.S. net sales	(2.0)	32.2
Foreign net sales (including export)	(7.3)	0.5
Foreign exchange	(4.9)	(12.0)
Net change	(14.2)	20.7

2015	$151.7	$457.5

The changes in U.S. net sales for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2015 from the comparable periods of 2014 are detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Heavy-duty engine filtration aftermarket -- independent distributors and retail channel	$7.0	$24.9
Stanadyne Business acquisition	—	24.3
Heavy-duty engine filtration aftermarket -- original equipment supply channel	(5.2)	(5.5)
Heavy-duty engine filtration first-fit assemblies	(1.4)	(2.0)
Light-duty (automotive) engine filtration aftermarket	(1.7)	(2.1)
Other	(0.7)	(7.4)
Change in U.S. net sales	$(2.0)	$32.2

Our U.S. net sales decreased $2.0 million, or 2%, in the third quarter of 2015 compared with the third quarter of 2014. This decrease primarily resulted from a $5.2 million decline in heavy duty engine filter aftermarket sales to original equipment suppliers and dealers, reflecting lower demand for off-highway, agricultural and construction applications, as well as a $1.7 million, or 26%, reduction in sales of light-duty engine filtration products, principally for automotive applications. These decreases were partially offset by a $7.0 million, or 13%, increase in heavy-duty engine filter aftermarket sales to independent distributor and retail channels. This growth included initial sales to a significant new customer with whom we have contracted to supply a full line of private-branded aftermarket products for sale through this customer's national retail network, as previously discussed. Excluding sales arising from this new customer, heavy-duty engine filter aftermarket sales to U.S. independent distributors declined by approximately 5% in the third quarter of 2015 compared with the third quarter of 2014. This lower sales volume resulted from reduced aftermarket demand in general, particularly in oil & gas and other filtration company markets.

Our U.S. net sales increased $32.2 million, or 12% in the first nine months of 2015 compared with the first nine months of 2014. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $24.3 million of increased U.S. net sales in the first nine months of 2015. The remaining increase in U.S. sales of $7.9 million was primarily the result of a $24.9 million, or 17%, increase in heavy-duty engine filter aftermarket sales to independent distributor and retail channels. This growth reflects initial sales to the significant new customer referenced in the preceding paragraph. Excluding sales arising from this new customer, heavy-duty engine filter aftermarket sales to U.S. independent distributors declined by approximately 1% in the first nine months of 2015 compared with the first nine months of 2014. The increase in our U.S. net sales in the first nine months of 2015 compared with the first nine months of 2014 in this reporting segment was also partially offset by a $5.5 million decline in heavy duty engine filter aftermarket sales to original equipment suppliers and dealers and a $2.0 million decline in sales of heavy-duty engine first-fit filter assemblies, reflecting lower demand for off-highway, agricultural and construction applications, as well as a $2.1 million, or 11%, reduction in sales of light-duty engine filtration products, principally for automotive applications.

The changes in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2015 from the comparable periods of 2014 are detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Stanadyne Business acquisition	$—	$17.8
Export sales primarily to the Middle East, Southeast Asia and Latin America	(8.7)	(16.8)
Heavy-duty engine filter sales in China	(2.2)	(6.0)
Heavy-duty engine filter sales in Europe	2.0	3.1
Other	1.6	2.4
Change in foreign net sales	$(7.3)	$0.5

Our foreign net sales decreased $7.3 million, or 12% in the third quarter of 2015 compared with the third quarter of 2014, adjusted for changes in foreign currencies. This decrease principally resulted from a $8.7 million, or 30%, decrease in export sales of heavy-duty engine filters, including lower sales from the Stanadyne diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions). Our foreign net sales were also adversely impacted by a decrease of $2.2 million, or 32%, in heavy-duty engine filter sales in China primarily due to slowing macroeconomic activity in China and lower end-market diesel engine sales. These effects were partially offset by an approximately $2.0 million, or 19%, increase in heavy-duty engine filtration sales in Europe.

Our foreign net sales increased $0.4 million, or less than 1%, in the first nine months of 2015 compared with the first nine months of 2014, adjusted for changes in foreign currencies. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $17.8 million of increased foreign net sales in the first nine months of 2015. This increase was partly offset by a decrease of $16.8 million, or 21%, in export sales of heavy-duty engine filters, as well as a decrease of $6.0 million, or 27%, in heavy-duty engine filter sales in China. These effects were partially offset by an approximately $3.0 million, or 10%, increase in heavy-duty engine filtration sales in Europe.

Cost of Sales

Cost of sales decreased $5.1 million, or 5%, in the third quarter of 2015 from the third quarter of 2014. This decrease was less than the 9% decrease in net sales. As a result, our gross margin decreased to 34.4% in the third quarter of 2015 from 37.0% in the third quarter of 2014. This 2.6 percentage point decrease in gross margin primarily reflects a 1.6 percentage point decrease in gross margin resulting from lower fixed cost leverage based on lower sales levels, a 0.9 percentage point decrease due to unfavorable changes in sales mix and a 0.8 percentage point decrease due to costs related to strategic growth initiatives (including costs related to new customers and costs related to the start-up of operations in India). Those impacts were partly offset by a 0.6 percentage point benefit from lower material costs (resulting from our ongoing cost reduction and continuous improvement initiatives) and a 0.5 percentage point benefit from increases in the selling prices of our products in the third quarter of 2015 compared to the third quarter of 2014.

Cost of sales increased $14.4 million, or 5%, in the first nine months of 2015 from the first nine months of 2014. This increase was slightly more than the 5% increase in net sales. As a result, our gross margin decreased to 34.8% in the first nine months of 2015 from 35.0% in the first nine months of 2014. This 0.2 percentage point decrease primarily reflects a 1.3 percentage point decrease in gross margin resulting from lower fixed cost leverage based on lower sales levels and a 0.9 percentage point decrease due to unfavorable changes in sales mix. Those impacts were partly offset by a 1.3 percentage point benefit from improved manufacturing efficiencies and lower material costs (resulting from our ongoing cost reduction and continuous improvement initiatives) and a 0.8 percentage point increase due to the Stanadyne Business acquisition (including 0.5 percentage points from favorable sales mix and 0.3 percentage points due to $1.4 million of increased cost of sales in the first nine months of 2014 related to the step-up of inventory values as of the purchase date to reflect their estimated fair values, which did not recur in the first nine months of 2015).

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.1 million, or less than 1%, in the third quarter of 2015 from the third quarter of 2014. This decrease was primarily the result of $0.8 million of lower compensation expense related to our company-wide profit sharing program, partly offset by $0.5 million of increased expenses to reserve for uncollectible receivables. With selling and administrative expenses in this segment decreasing less than 1% while segment net sales decreased 9%, our selling and administrative expenses as a percentage of net sales increased to 16.2% in the third quarter of 2015 from 14.8% in the third quarter of 2014.

Selling and administrative expenses increased $9.8 million, or 15%, in the first nine months of 2015 from the first nine months of 2014. This increase was primarily the result of $11.5 million of increased selling and administrative expenses at the CLARCOR Engine Mobile Solutions business, including approximately $4.8 million of intangible asset amortization, reflecting our ownership of this business for the full nine month period ended August 29, 2015 in comparison to only four months of ownership during the nine month period ended August 30, 2014. Selling and administrative expenses also increased in the first nine months of 2015 from the comparable prior year period due to $1.0 million of unfavorable foreign currency translation losses. These increases were partly offset by a $3.0 million reduction in selling and administrative expenses due to the increased legal, investment advisory and other professional services costs incurred in the first nine months of 2014 related to the Stanadyne Business acquisition, which did not recur in the first nine months of 2015. With selling and administrative expenses in this segment increasing 15% while segment net sales increased 5%, our selling and administrative expenses as a percentage of net sales increased to 16.7% in the first nine months of 2015 from 15.2% in the first nine months of 2014.

Industrial/Environmental Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2015	2014	$	%		2015	2014	$	%
Net sales	$200,496	$213,752	$(13,256)	(6)%		$610,088	$608,207	$1,881	—%
Cost of sales	133,722	143,221	(9,499)	(7)%		410,013	412,692	(2,679)	(1)%
Gross profit	66,774	70,531	(3,757)	(5)%		200,075	195,515	4,560	2%
Selling and administrative expenses	44,009	46,658	(2,649)	(6)%		136,698	140,491	(3,793)	(3)%
Operating profit	22,765	23,873	(1,108)	(5)%		63,377	55,024	8,353	15%

Gross margin	33.3%	33.0%		0.3	pt	32.8%	32.1%		0.7	pt
Selling and administrative percentage	22.0%	21.8%		0.2	pt	22.4%	23.1%		(0.7)	pt
Operating margin	11.4%	11.2%		0.2	pt	10.4%	9.0%		1.4	pt

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

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the third quarter and first nine months of 2015 from the comparable periods of 2014 are detailed in the following tables:

	Third Quarter	First Nine Months
Organic volume	(4)%	2%
Filter Resources acquisition	2%	2%
Pricing	—%	—%
Foreign exchange	(4)%	(4)%
	(6)%	—%

(Dollars in millions)	Third Quarter	First Nine Months
2014	$213.8	$608.2

U.S. net sales	(5.0)	23.8
Foreign net sales (including export)	0.2	0.3
Foreign exchange	(8.5)	(22.2)
Net change	(13.3)	1.9

2015	$200.5	$610.1

The changes in U.S. net sales for our Industrial/Environmental Filtration segment in the third quarter and first nine months of 2015 from the comparable periods of 2014 are detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Filter Resources acquisition	$5.1	$14.3
Dust collection and other industrial air filtration products	(0.6)	13.2
Natural gas filtration vessels and aftermarket elements	(4.1)	7.5
Gas turbine first-fit filters and systems	(4.7)	(10.3)
All other, net	(0.7)	(0.9)
Change in U.S. net sales	$(5.0)	$23.8

•
The acquisition of Filter Resources in December 2014, whose operations have been merged into the Company's PECOFacet group of companies, resulted in approximately $5.1 million of increased U.S. net sales in the third quarter of 2015 and approximately $14.3 million of increased U.S. net sales in the first nine months of 2015, reflecting sales of filtration vessels and replacement elements primarily for use in petrochemical, refining, pipeline and other industrial applications.

•
Sales of dust collection and other industrial air filtration products increased $13.2 million in the first nine months of 2015 from the comparable period in 2014 primarily due to increased sales of panel, cartridge, bag and other industrial air replacement filters. While sales of such products increased during the first nine months of 2015, growth has slowed as 2015 has progressed, as reflected in the $0.6 million decrease in sales of such products in the third quarter of 2015 compared to the third quarter of 2014.

•
Sales of natural gas filtration vessels and aftermarket elements decreased in the third quarter of 2015 from the comparable prior year period, while such sales increased in the first nine months of 2015 from the comparable prior year period. These changes resulted primarily from variability in the timing of orders for large filtration housings for use in the extraction, transportation and processing of natural gas and natural gas liquids throughout the U.S.

•
Sales of gas turbine first-fit filters and systems decreased in the third quarter and first nine months of 2015 from the comparable prior year periods, primarily due to the timing of large system sales.

The changes in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the third quarter and first nine months of 2015 from the comparable periods of 2014 are detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Natural gas filtration vessels and aftermarket filters	$5.7	$8.3
Dust collection and other industrial air filtration products	4.5	13.9
Gas turbine first-fit filters and systems	(12.3)	(25.4)
All other, net	2.3	3.5
Change in foreign net sales	$0.2	$0.3

•
Higher foreign net sales of natural gas vessels and aftermarket filters in the third quarter and first nine months of 2015 from the comparable periods of 2014 reflect continued global growth in the extraction, transportation and processing of natural gas and natural gas liquids.

•
Higher foreign net sales of dust collection and other industrial air filtration products in the third quarter and first nine months of 2015 from the comparable periods of 2014 reflect increased sales through our CLARCOR Industrial Air subsidiary, including sales of BHA pleated filters, bag filters and other industrial air filters, and increased sales of ClearCurrent® filters and replacement cartridge filters for gas turbine air intake applications, as well as higher sales by our United Air Specialists subsidiary due to increased sales of industrial dust, fume and oil mist collectors in China and Europe.

•
Sales of first-fit gas turbine filters and systems decreased in the third quarter and first nine months of 2015 from the comparable prior year periods, primarily due to the timing of large system sales.

Cost of Sales

Cost of sales decreased $9.5 million, or 7%, in the third quarter of 2015 from the third quarter of 2014. This decrease was greater than the 6% decrease in net sales. As a result, our gross margin increased to 33.3% in the third quarter of 2015 from 33.0% in the third quarter of 2014. This 0.3 percentage point increase in gross margin primarily reflects a 0.5 percentage point increase due to lower material costs, resulting primarily from our ongoing cost reduction and continuous improvement initiatives across our businesses, and a 0.4 percentage point increase resulting from increases in the selling prices of our products. These favorable impacts were partially offset by a 0.5 percentage point decrease in gross margin due to unfavorable sales mix, including higher sales of filter vessels in comparison to replacement filter elements at our PECOFacet subsidiary.

Cost of sales decreased $2.7 million, or 1%, in the first nine months of 2015 from the first nine months of 2014. By comparison, net sales increased by less than 1% in the first nine months of 2015 from the first nine months of 2014. As a result our gross margin increased to 32.8% in the first nine months of 2015 from 32.1% in the first nine months of 2014. This 0.7 percentage point increase in gross margin primarily reflects a 0.8 percentage point increase in gross margin due to the impact of $4.4 million of increased cost of sales in the first nine months of 2014 resulting from the step-up of inventory values at the GE Air Filtration business to reflect their estimated fair value as of the purchase date, as well as a 0.2 percentage point increase due to approximately $1.2 million of restructuring costs incurred in the first nine months of 2014 in our HVAC air filtration business, both of which did not recur in the first nine months of 2015. Gross margin in this reporting segment was also favorably impacted by 0.5 percentage points in the first nine months of 2015 due to customer price increases on certain of our products and lower material costs. These favorable impacts were partially offset by a 0.7 percentage point reduction in gross margin due to unfavorable changes in sales mix across various businesses.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.6 million, or 6%, in the third quarter of 2015 from the third quarter of 2014. This decrease resulted primarily from a $0.6 million decrease in compensation expense related to our company-wide profit sharing program and a $0.6 million decrease in other employee costs. With selling and administrative expenses decreasing 6% while our net sales decreased slightly more than 6%, our selling and administrative expenses as a percentage of net sales increased to 22.0% in the third quarter of 2015 from 21.8% in last year's third quarter.

Selling and administrative expenses decreased $3.8 million, or 3%, in the first nine months of 2015 from the first nine months of 2014. This decrease was primarily the result of $4.7 million of legal, investment advisory and consulting costs incurred in the first nine months of 2014 related to the acquisition of the GE Air Filtration business, which is now operated as CLARCOR Industrial Air, which costs did not recur in the first nine months of 2015. The decrease also reflects a $1.9 million decrease in costs due to a gain realized in the first nine months of 2015 resulting from the sale of a facility primarily used for selling and administrative activities, as well as a $1.0 million decrease in compensation expense related to our company-wide profit sharing program in the first nine months of 2015 from the comparable prior year period. These decreases were partially offset by $3.0 million of increased costs related to strategic growth initiatives, including costs for research and development and information technology activities and $1.0 million of other employee costs. With selling and administrative expenses decreasing 3% while our net sales increased less than 1%, our selling and administrative expenses as a percentage of net sales decreased to 22.4% in the first nine months of 2015 from 23.1% in the first nine months of 2014.

Packaging Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2015	2014	$	%		2015	2014	$	%
Net sales	$5,327	$20,490	$(15,163)	(74)%		$40,909	$54,467	$(13,558)	(25)%
Cost of sales	4,588	17,015	(12,427)	(73)%		33,954	45,727	(11,773)	(26)%
Gross profit	739	3,475	(2,736)	(79)%		6,955	8,740	(1,785)	(20)%
Selling and administrative expenses	810	1,863	(1,053)	(57)%		4,812	5,712	(900)	(16)%
Operating (loss) profit	(71)	1,612	(1,683)	(104)%		2,143	3,028	(885)	(29)%

Gross margin	13.9%	17.0%		(3.1)	pt	17.0%	16.0%		1.0	pt
Selling and administrative percentage	15.2%	9.1%		6.1	pt	11.8%	10.5%		1.3	pt
Operating margin	(1.3)%	7.9%		(9.2)	pt	5.2%	5.6%		(0.4)	pt

Our Packaging segment manufactures and sells consumer and industrial packaging products. As is discussed in Note 3 to the Consolidated Condensed Financial Statements, on June 27, 2015, the Company sold 100% of the outstanding shares of J.L. Clark to CCI. J.L. Clark was the sole operating company within the Packaging segment. As a result of the sale, the Company has exited the packaging business, consistent with our strategic focus on being a leading global provider of filtration products, systems and services. The financial results presented below for the Packaging segment reflect the results of the J.L. Clark business through June 27, 2015, the date of closing of the divestiture.

Net Sales

The changes in net sales in the third quarter and first nine months of 2015 at our Packaging segment from the comparable periods of 2014 are detailed in the following table:

(Dollars in millions)	Third Quarter	First Nine Months
Divestiture of J.L. Clark	$(14.5)	$(14.5)
Other, net	(0.7)	0.9
Change in net sales	$(15.2)	$(13.6)

Packaging sales decreased by $15.2 million, or 74%, in the third quarter of 2015 compared with the third quarter of 2014. This decrease primarily resulted from the divestiture of J.L. Clark on June 27, 2015, reflecting our ownership of the business for approximately one month during the three month period ended August 29, 2015 in comparison to a full three months of ownership during the three month period ended August 30, 2014. Prior to the divestiture, packaging sales decreased $0.7 million, or approximately 11%, versus the comparable prior year period, primarily due to lower sales of battery jackets and decorated flat sheet metal products.

Packaging sales decreased by $13.6 million, or 25%, in the first nine months of 2015 compared with the first nine months of 2014 primarily due to the divestiture of J.L. Clark on June 27, 2015, reflecting our ownership of this business for approximtaely seven months during the nine month period ended August 29, 2015 in comparison to a full nine months of ownership during the nine month period ended August 30, 2014. Prior to the divestiture, packaging sales increased $0.9 million, or approximately 1%, versus the comparable prior year period. This increase was primarily due to higher sales of smokeless tobacco packaging, spice packaging and decorated flat sheet metal products.

Cost of Sales

Cost of sales decreased $12.4 million, or 73%, in the third quarter of 2015 from the third quarter of 2014. This decrease resulted from the divestiture of J.L. Clark on June 27, 2015, reflecting our ownership of the business for approximately one month during the three month period ended August 29, 2015 in comparison to a full three months of ownership during the three month period ended August 30, 2014. The 73% decrease in cost of sales was less than the 74% decrease in net sales. As a result, our gross margin decreased to 13.9% in the third quarter of 2015 from 17.0% in the third quarter of 2014. This 3.1 percentage point decrease in gross margin was primarily driven by unfavorable absorption of fixed manufacturing costs due to lower sales volume.

Cost of sales decreased $11.8 million, or 26%, in the first nine months of 2015 from the comparable period of 2014. This decrease primarily resulted from the divestiture of J.L. Clark on June 27, 2015, reflecting our ownership of this business for approximately seven months during the nine month period ended August 29, 2015 in comparison to a full nine months of ownership during the nine month period ended August 30, 2014. The 26% decrease in cost of sales was more than the 25% decrease in net sales. As a result, our gross margin increased to 17.0% in the first nine months of 2015 from 16.0% in the comparable period of 2014. This 1.0 percentage point increase in gross margin mainly resulted from reduced variable manufacturing expenses, including lower utility costs and repair costs, improved absorption of fixed manufacturing costs due to higher sales volume, and lower production scrap costs prior to the divestiture of J.L. Clark.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.1 million, or 57%, in the third quarter of 2015 from the third quarter of 2014. This decrease resulted from the divestiture of J.L. Clark on June 27, 2015, reflecting our ownership of the business for approximately one month during the three month period ended August 29, 2015 in comparison to a full three months of ownership during the three month period ended August 30, 2014. With selling and administrative expenses decreasing 57% while our net sales decreased 74%, our selling and administrative expenses as a percentage of net sales increased to 15.2% in the third quarter of 2015 from 9.1% in the third quarter of 2014.

Selling and administrative expenses decreased $0.9 million, or 16%, in the first nine months of 2015 from the comparable period of 2014. This decrease was primarily the result of a $1.1 million decrease due to the divestiture of J.L. Clark on June 27, 2015, reflecting our ownership of this business for approximately seven months during the nine month period ended August 29, 2015 in comparison to a full nine months of ownership during the nine month period ended August 30, 2014. This decrease was partially offset by a $0.2 million increase in compensation expense related to our company-wide profit sharing program in the first nine months of 2015 in comparison to the prior year. With selling and administrative expenses decreasing 16% while our net sales decreased 25%, our selling and administrative expenses as a percentage of net sales increased to 11.8% in the first nine months of 2015 from 10.5% in the comparable period of 2014.

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

We had cash, cash equivalents and restricted cash of $112.2 million at the end of the third quarter of 2015.  Approximately $85.4 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.7 at the end of the third quarter of 2015 increased from 3.2 at year-end 2014.  This increase primarily reflects a $18.1 million increase in cash, cash equivalents and restricted cash, due primarily to cash generated by operating activities and the sale of J.L. Clark, Inc. on June 27, 2015 for approximately $45,232 (with $47,103 in cash received at closing) as well as a $21.0 million decrease in accrued liabilities, which primarily resulted from a $15.0 million decrease in accrued salaries, wages and commissions due primarily to lower accrued awards earned under our company-wide profit sharing program. These effects were partially offset by a $45.2 million reduction in accounts receivable, partly due to lower sales and company-wide efforts to improve collection of past due receivables.

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

At the end of the third quarter of 2015, we had $395.0 million outstanding on the Term Loan Facility with a weighted average interest rate including margin of approximately 1.09% and we had no borrowings outstanding on the Credit Facility. We borrowed $100.0 million under the Term Loan Facility in November 2013 to fund a portion of the cost of the acquisition of the GE Air Filtration business, now operated as CLARCOR Industrial Air, of which $80.0 million was outstanding at the end of the third quarter of 2015. We borrowed $315.0 million under the Term Loan Facility in April 2014 to fund the majority of the cost of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, of which $315.0 million was outstanding at the end of the third quarter of 2015. At August 29, 2015, we also had approximately $7.5 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $142.5 million available for further borrowing at the end of the third quarter of 2015. Our Term Loan Facility expires in April 2017.

Total long-term debt of $403.1 million at the end of the third quarter of 2015 included $395.0 million outstanding on the Term Loan Facility, $7.4 million outstanding on industrial revenue bonds and $0.7 million of other long-term debt.  At the end of the third quarter of 2015, we were in compliance with all financial covenants as included in our Credit Facility and Term Loan Facility. The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 26.2% at the end of the third quarter of 2015, which was slightly improved from the ratio of 27.1% at year-end 2014, with the improvement attributable primarily to our repayment of $15.0 million outstanding on the Credit Facility during the third quarter of 2015.

We had 49.9 million shares of common stock outstanding at the end of the third quarter of 2015 and we had 50.2 million shares outstanding at year-end 2014.  This 0.3 million decrease was due to the repurchase of 0.5 million shares during the first nine months of 2015, offset in part by our issuance of 0.2 million shares in conjunction with stock based incentive plans during the first nine months of 2015.  Shareholders’ equity increased to $1,136.8 million at the end of the third quarter of 2015 from $1,105.1 million at year-end 2014.  This $31.7 million increase resulted mainly from additional net earnings of $101.8 million and items related to stock compensation and option activity pursuant to incentive plans of $13.9 million, partially offset by a reduction of $27.5 million related to foreign currency translation adjustments, dividend payments of $30.3 million and our repurchase of common stock of $30.2 million.

Cash Flow

Net cash provided by operating activities increased $2.5 million to $101.3 million in the first nine months of 2015 from $98.8 million in the first nine months of 2014.  This increase was primarily due to a $1.2 million increase in net earnings.

Net cash used in investing activities decreased $628.4 million in the first nine months of 2015 from the first nine months of 2014 primarily due to a $574.4 million decrease in payments related to business acquisitions as $260.3 million of net cash was paid in the first nine months of 2014 for the acquisition of the GE Air Filtration business (now operated as CLARCOR Industrial Air), $7.3 million of net cash was paid in the first nine months of 2014 for the acquisition of the Bekaert Business and $327.7 million of net cash was paid in the first nine months of 2014 for the acquisition of Stanadyne Corporation's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions), in comparison to $20.9 million of net cash payments related to the Filter Resources acquisition in the first nine months of 2015. The decrease in net cash used in investing activities in the first nine months of 2015 from the first nine months of 2014 also reflects $47.1 million of cash received in the first nine months of 2015 from the divestiture of J.L. Clark on June 27, 2015, and $7.0 million of increased proceeds from the disposition of plant assets.

In the first nine months of 2015 the Company used $62.8 million of net cash in financing activities, a change of $276.6 million in comparison to net cash provided by financing activities of $213.8 million in the first nine months of 2014. This change was primarily the result of $8.6 million of net payments on long-term debt in the first nine months of 2015, in comparison to $257.4 million of net borrowings in the first nine months of 2014. This increase in net cash used in financing activities also reflected an increase of $8.2 million in payments for the repurchase of common stock in the first nine months of 2015 in comparison to the prior year period.

We intend to continue to assess repurchases of our common stock. In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first nine months of 2015 we repurchased and retired 0.5 million shares of our common stock for $30.2 million at an approximate average price of $62.78.  At the end of the third quarter of 2015, there was approximately $178.3 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for further repayment of outstanding borrowings on the Term Loan Facility, internal growth, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the third quarter of 2015, our gross liability for uncertain income tax provisions was $3.9 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note I to the Consolidated Financial Statements in our 2014 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first nine months of 2015 or 2014.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Third Quarter 2015 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of words such as “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

•	statements and assumptions relating to anticipated future growth, earnings, earnings per share, future cash flows and other financial performance measures;

•	statements regarding management's short-term and long-term performance goals;

•	statements regarding anticipated order patterns and demand for products from our customers and our backlog or the anticipated economic conditions of the industries and markets that we serve;

•	statements related to the performance of the U.S., China and other economies generally;

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

•	statements relating to our research and development activities, including the development of new products and filter media;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources and borrowing capacity under the Credit Facility and the Term Loan Facility;

•	statements regarding anticipated contributions and other payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to pending claims or litigation, including the 3M lawsuit referenced in Note 11;

•	statements relating to the availability of raw materials and other supplies; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions.  However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements.  The Company's past results of operations do not necessarily indicate its future results. The Company's future results may differ materially from the Company's past results due to various risks and uncertainties, including, but not limited to, risks associated with: global and national macroeconomic pressures, trends with respect to the health of the markets we serve, including with respect to challenging market conditions in various markets in the Engine/Mobile Filtration segment and the Industrial/Environmental Filtration segment, our ability to execute upon long-term strategic growth initiatives, our ability to execute upon restructuring and other cost reduction opportunities throughout the Company, customer concentration issues in certain geographic locations and in respect of certain of our businesses, our ability to integrate the businesses we have acquired, currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, commodity price increases and/or limited availability of raw materials and component products, including steel, compliance costs associated with environmental laws and regulations, political factors, our international operations, highly competitive markets, governmental laws and regulations, potential information systems interruptions and intrusions, potential global events resulting in instability and unpredictability in the world’s markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, changes in accounting standards or adoption of new accounting standards, adverse effects of natural disasters, legal challenges with respect to intellectual property, product liability exposure, changes in tax rates or exposure to additional income tax liabilities, potential labor disruptions, other risks discussed in the “Risk

Factors” section of our 2014 Form 10-K and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2015 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking or other statements included in this Third Quarter 2015 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, with the supervision and participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 29, 2015.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) and 15d-15(e) of the Exchange Act were effective as of August 29, 2015.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended August 29, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Any information that may be required by this Item is incorporated by reference from Note 11 included in Part I, Item 1 of this Third Quarter 2015 Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2013, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price and market conditions.  As set forth in the table below, we repurchased 233,000 shares of our common stock during the fiscal quarter ended August 29, 2015.  The Company had remaining authorization of approximately $178.3 million to repurchase shares as of August 29, 2015 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
May 31, 2015 through July 4, 2015	48,000	$62.26	48,000	$189,361,911
July 5, 2015 through August 1, 2015	145,000	$60.41	145,000	$180,601,779
August 2, 2015 through August 29, 2015	40,000	$58.44	40,000	$178,264,161
Total	233,000		233,000

Item 5. Other Information

As previously reported in the Company's Current Report on Form 8-K filed with the SEC on June 29, 2015, the Company's Board of Directors, acting upon the recommendation of the Directors Affairs/Corporate Governance Committee of the Company, adopted and approved the Second Amended and Restated By-Laws of the Company (the "By-Laws") on June 23, 2015. Among other matters, the By-Laws were revised to modify or add certain advance notice provisions in connection with the nomination of directors and the proposal of business by a shareholder proponent.

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2015 Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

September 18, 2015	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

September 18, 2015	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer