Form 10-K
period 2015-11-28
CLARCOR INC.
filed 2016-01-22
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 28, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of registrant’s most recently completed second fiscal quarter was $3,070,453,750.
There were 48,747,796 shares of Common Stock outstanding as of January 19, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders (“Proxy Statement”), currently anticipated to be held on March 29, 2016, are incorporated by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended November 28, 2015.

PART I

Item 1. Business.

(a) General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware.  As used herein, the “Company” and terms such as “we,” “us” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30.  For fiscal year 2015, the year ended on November 28, 2015 and included 52 weeks.  For fiscal year 2014, the year ended on November 29, 2014 and included 52 weeks.  For fiscal year 2013, the year ended on November 30, 2013 and included 52 weeks.  In this 2015 Annual Report on Form 10-K (“2015 Form 10-K”), all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation. Unless otherwise indicated, dollar amounts, other than per share data, are in thousands.

Certain Significant Developments

Acquisitions

On December 17, 2014, the Company acquired 100% of the outstanding shares of Filter Resources, Inc., Filtration, Inc. and Fabrication Specialties, Inc. (collectively, "Filter Resources"). The purchase price for Filter Resources was approximately $21.9 million. The operations of Filter Resources have been merged into the Company's PECOFacet group of companies, headquartered in Mineral Wells, Texas, and its results are included as part of the Company's Industrial/Environmental Filtration segment from the date of acquisition. Further information regarding this business acquisition is included in Note B to the Consolidated Financial Statements.
Dispositions

On June 27, 2015, the Company sold 100% of the outstanding shares of J.L. Clark, Inc. ("J.L. Clark") to CC Industries, Inc. ("CCI"), an affiliate of Chicago-based Henry Crown and Company, for approximately $45.2 million in cash. Headquartered in Rockford, Illinois and with manufacturing facilities in Lancaster, Pennsylvania, J.L. Clark designs and manufactures specialty metal and plastic packaging for a variety of consumer products customers. Prior to its divestiture, J.L. Clark was the sole operating company within the Company's Packaging segment. The sale of J.L. Clark is consistent with the Company's strategic focus on being a global provider of filtration products, systems and services. Further information regarding this business disposition is included in Note C to the Consolidated Financial Statements.

New Borrowings

On November 2, 2015, the Company entered into an amended and restated credit agreement, which amended and restated the credit agreement we originally entered into on April 5, 2012 and subsequently amended in November 2013, May 2014 and June 2015. Under the amended and restated credit agreement, the Company may borrow up to $700.0 million under senior credit facilities comprised of a $500.0 million revolving credit facility and $200.0 million of term loans. The new credit facilities refinanced $395.0 million of outstanding term loans using $200.0 million of term loan borrowings and $195.0 million of revolving credit borrowings. Further information regarding these new borrowings is included in Note J to our Consolidated Financial Statements.
Restructuring and Cost Reduction Initiatives

In November 2015, the Company announced a reduction-in-force as a part of a broader effort to more closely align operating expenses with the Company's long-term strategic initiatives and macroeconomic business conditions. The Company recognized approximately $5.6 million of pre-tax restructuring charges in fiscal year 2015 in connection with this reduction-in-force, consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash. Further information regarding this restructuring is included in Note I to our Consolidated Financial Statements. In addition, as previously disclosed, we are undertaking several other cost reduction initiatives, including, but not limited to, leveraging purchasing and logistics spending across our historically decentralized business units and reducing discretionary selling and administrative expenses, and we are also evaluating potential facility consolidations.

(b) Financial Information About Industry Segments

During fiscal year 2015, the Company conducted business in three principal industry segments: (1) Engine/Mobile Filtration, (2) Industrial/Environmental Filtration and (3) Packaging.  These segments are discussed in greater detail below.  Financial information for each of the Company’s reportable segments for the fiscal years 2013 through 2015 is included in Note Q to our Consolidated Financial Statements. On June 27, 2015, the Company completed the disposition of J.L. Clark, Inc., which was the only operating company within the Company's Packaging segment. Further information regarding this disposition is included in Note C to our Consolidated Financial Statements.

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

The products manufactured and sold in the Engine/Mobile Filtration segment include both first-fit filtration systems as well as replacement products such as oil, air, fuel, coolant, transmission and hydraulic filters that are used in a wide variety of applications and in processes where filtration efficiency, capacity and reliability are critical. Most of these applications involve a process through which impurities in an air or fluid stream are removed by engineered filtration media such as semi-porous paper, corrugated paper, cotton, synthetic, chemical or membrane filter media with varying filtration efficiency characteristics.  The impurities captured by the media are generally disposed of when the filter is changed.

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

Packaging

The Company’s Packaging segment was conducted by a wholly-owned subsidiary, J.L. Clark, Inc. (“J.L. Clark”). On June 27, 2015, the Company completed the disposition of J.L. Clark. Further information regarding this disposition is included in Note C to our Consolidated Financial Statements.

Prior to this disposition, J.L. Clark manufactured a wide variety of different types and sizes of containers and packaging specialties.  Metal, plastic and combination metal/plastic containers and closures manufactured by J.L. Clark are used in packaging a wide variety of dry and paste form products, such as food specialties (e.g., tea, coffee, spices, mints and other confections); smokeless tobacco products; lip balms; ointments; and consumer healthcare products.  Other packaging products include shells for dry cell batteries, canisters for film and candles, spools for insulated and fine wire, and custom decorated flat metal sheets.

Distribution

Products in both the Engine/Mobile Filtration and Industrial/Environmental Filtration segments are sold primarily through a combination of independent distributors, OEMs and their dealer networks, retail stores and directly to end-use customers such as truck and equipment fleet users, manufacturing companies and contractors.  In addition, both segments manufacture and distribute products worldwide through their respective foreign subsidiaries and through export sales from the United States to independent distributors and end-use customers. Prior to the disposition of J.L. Clark, the Packaging segment used an internal sales force and sold its products directly to customers for containers and packaging specialties.

Financial information related to the geographic areas in which the Company operates and sells its products is included in Note Q to our Consolidated Financial Statements.

Class of Products

No class of similar products accounted for 10% or more of the total sales of the Company in any of the Company’s last three fiscal years.

Raw Materials

The primary raw materials the Company uses to manufacture and package its products include various types of steel, adhesives, petrochemical-based materials, wood based products and filter medias made from materials such as wood pulps, metals, polyester, polypropylene, fiberglass and other synthetic fibers.  All of these are purchased and are available from a variety of sources, although qualifying alternate suppliers for certain raw materials, principally certain filter media grades, can be a lengthy process.  The Company generally experienced stable prices in fiscal year 2015, with raw material prices holding relatively steady or trending lower in some significant spend categories such as steel.  The Company was able to procure adequate supplies of raw materials throughout fiscal year 2015 and does not anticipate procurement problems in 2016, although the Company does believe that raw material prices will generally rise over the long term.

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

Customers

The 10 largest customers of the Engine/Mobile Filtration segment accounted for approximately 30% of the $605.5 million of fiscal year 2015 segment sales.

The 10 largest customers of the Industrial/Environmental Filtration segment accounted for approximately 13% of the $834.6 million of fiscal year 2015 segment sales.

The 10 largest customers of the Packaging segment prior to the disposition of J.L. Clark accounted for approximately 80% of the $40.9 million of fiscal year 2015 segment sales.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2015 sales.

Backlog

At November 30, 2015, the Company had a backlog of open orders for products of approximately $243.4 million.  The backlog figure for November 30, 2014 was approximately $276.2 million.  The decrease in backlog at November 30, 2015 compared to November 30, 2014 was primarily due to declining order levels for filtration vessels in the natural gas market served by our Industrial/Environmental Filtration segment, as well as a decline in backlog from our Packaging segment due to the sale of J.L. Clark on June 27, 2015. The majority of the orders on hand at November 30, 2015 are expected to be filled during fiscal year 2016; some orders, primarily related to filtration systems for gas turbine air intake filtration applications, are expected to be filled during fiscal year 2017.  The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of fiscal year 2016 sales.

Competition

The Company encounters strong competition in the sale of all of its products.  The Company competes in a number of filtration markets against a variety of competitors.  The Company is unable to state its relative competitive position in all of these markets due to a lack of reliable industry-wide data.  However, in the replacement market for heavy-duty liquid and air filters used in internal combustion engines, the Company believes that it is among the top five companies worldwide measured by annual sales.  In addition, the Company believes that it is a leading manufacturer of liquid and air filters for diesel locomotives.  The Company believes that for industrial and environmental filtration products, it is among the top ten companies worldwide measured by annual sales, and is a market leader with respect to filtration products used in the oil and gas industries and in gas turbine applications.

On June 27, 2015, the Company completed the disposition of J.L. Clark, Inc., which was the only operating company within the Company's Packaging segment. Prior to that disposition, in the Packaging segment the Company’s principal competitors included several manufacturers that often competed on a regional basis only and whose specialty packaging segments were smaller than the Company’s.  Prior to that disposition, the Company also faced strong competition by manufacturers of paper, plastic and glass containers.

The Company believes that it is able to maintain its competitive position because of the quality and breadth of its products and services and the broad geographic scope of its operations.  The Company’s products primarily compete on the basis of price, performance, speed of delivery, quality and customer support.

Product Development

The Company develops products on its own and in consultation or partnership with its customers.  In addition to product testing and development that occurs at the Company’s various subsidiaries, in fiscal year 2015 the Company opened the CLARCOR Innovation Center, a standalone research and development ("R&D") center in Columbia, Tennessee (the “CIC”). The CIC houses research scientists and engineers, research and testing laboratories, pilot and production lines, and training facilities, and serves as the Company's central R&D center in support of the Company's operating subsidiaries. Build-out of the facility is expected to be completed in 2016.

The Company’s laboratories, including the CIC, test product components and completed products to ensure high-quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters and filtration systems for particular uses.  Product development is concerned with the improvement and creation of new filters and filtration media and filtration systems in order to increase their performance characteristics, broaden their respective uses and counteract obsolescence.

In fiscal year 2015, the Company employed approximately 152 professional employees on either a full-time or part-time basis to conduct research activities relating to the development of new products or the improvement or redesign of its existing products.  During this period, the Company spent approximately $21.7 million on such activities as compared with $18.1 million for fiscal year 2014 and $11.3 million for fiscal year 2013.

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

Employees

As of November 30, 2015, the Company had approximately 6,093 employees.

(d) Financial Information About Geographic Areas

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note Q to our Consolidated Financial Statements.  As noted therein, total international sales for the Company in fiscal years 2015, 2014 and 2013 were $436.6 million, $485.8 million and $351.8 million, respectively.  In addition, see “Item 1A — Risk Factors” below for a discussion of certain risks of foreign operations.

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

Our corporate headquarters are located at 840 Crescent Centre Drive, Suite 600, Franklin, TN 37067, and our telephone number is (615) 771-3100.  The Company’s corporate Internet site is www.clarcor.com.   The Company makes available on that site, free of charge, its Form 10-Ks, Form 10-Qs, Form 8-Ks and amendments to such reports, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC.  The information contained on the Company’s website is not incorporated herein or otherwise considered to be a part of this 2015 Form 10-K.

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

Item 1A. Risk Factors.

Our business faces a variety of risks.  These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations could be materially and adversely affected, and the trading price of our Common Stock could decline.  These risk factors should be read in conjunction with the other information in this 2015 Form 10-K.

Our business is affected by the health of the markets we serve.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial market, the trucking market, and the oil and gas market.  Demand in the markets we serve fluctuates in response to overall economic conditions, although the replacement nature of our aftermarket products may help to mitigate the effects of these changes, particularly in our Engine/Mobile Filtration segment.  In addition, a general economic downturn may have an adverse effect on sales of more expensive filtration systems and products, such as capital equipment sold by our PECOFacet division (which may be affected by, among other things, a decrease in the cost of oil and natural gas), CLARCOR Engine Mobile Solutions (which may be affected by, among other things, a decrease in the OEM market for heavy-duty engines, particularly in the agricultural sector) and CLARCOR Industrial Air (which may be affected by, among other things, a decrease in gas turbine system sales).  An economic downturn in the markets we serve may result in reductions in sales and pricing of our products and an increase in the difficulty of collecting accounts receivable and the risk of excess and obsolete inventories, which could have a material adverse effect on our potential earnings and future results of operations.

Additionally, the recent decline in the price of oil and natural gas has had an adverse impact on us, including our PECOFacet division and certain of our other subsidiaries that sell products used in the exploration, extraction, storage and transmission of oil and natural gas, and we expect that a prolonged depression in the price of oil and natural gas would further adversely impact us. Depending on the length and extent of such depression, this could have a material adverse effect on our potential earnings and future results of operations.

Adverse U.S. and global economic conditions could materially and negatively affect our revenues, profitability and results of operations.

Our business depends on the strength of economies in various parts of the world, primarily in North America, but increasingly in Europe and China, and negative economic conditions in these economies could adversely impact our earnings in any particular period.

Although the U.S. economy has improved in recent years, challenging macroeconomic conditions in the U.S. adversely affected our business in fiscal 2015, and the U.S. continues to face near term challenges such as excessive federal and state government debt and regulatory uncertainty.

Our business was also adversely impacted in fiscal 2015 by negative global macroeonomic conditions. Moreover, declining or relatively flat growth persists in certain economic regions in which we conduct substantial operations, including in various member-states of the European Union. The continued effects of the global economic downturn and the rate of recovery may continue to have an adverse effect on our business, results of operations and financial condition, and on the general economic activity in many of the industries and markets in which we and our distributors, customers and suppliers operate. We cannot predict changes in worldwide or regional economic conditions, as such conditions are highly volatile and beyond our control. If these conditions persist or deteriorate, our business, results of operations and financial condition could be materially adversely affected.

While our current China sales are significantly less than either our U.S. or European sales, we anticipate China becoming more economically and strategically important to our business over time. If China experiences slowed or even negative economic growth, this would adversely impact our business there, as most of the sales we make in China are for domestic Chinese consumption and not for export. In addition, if adverse economic conditions in China were to cause a reduction of the level of infrastructure projects and lower diesel engine manufacturing volume in the country, this would likely have a negative effect on our Engine/Mobile Filtration segment sales there. This is because most of our current Engine/Mobile Filtration sales in China are to OEMs that make large diesel engines for heavy-duty equipment, which are used in such infrastructure projects.

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

Similarly, a significant percentage of the sales of the division of our Engine/Mobile Filtration segment that focuses on OEM customers, are to a relatively small number of OEMs, , or to other filter companies servicing the OEM market, and a significant percentage of the sales of gas turbine inlet systems and filters by our CLARCOR Industrial Air division, which is part of our Industrial/Environmental Filtration segment, are to divisions of General Electric Company. The success of these businesses currently depends in part on our ability to maintain a good and growing commercial relationship with the aforementioned customers. If we are unsuccessful in this regard, this could have a material adverse effect on our potential earnings and future results of operations.

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

This increased exposure to patent claims is also becoming more relevant to our Industrial/Environmental Filtration segment, where we face sophisticated competitors that are larger and have greater financial resources than we do and that have complex patent portfolios that present potential obstacles to our growth.

While we spend (and intend to continue to spend) significant resources to combat these risks, including by understanding the patent landscape applicable to our operating companies, creating alternative products and product designs that fall outside of our competitors’ claimed patent rights, challenging patents which we believe to be invalid and attempting to build our own patent portfolio, there can be no guarantee that we will be successful. Any such failure could have a material adverse effect on our financial condition, results of operations, or business prospects.

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

Approximately 30% of our fiscal 2015 sales resulted from exports to countries outside of the United States and from sales by our foreign business units.  As part of our business strategy, we expect to expand our international operations through internal growth and acquisitions. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Risks of doing business internationally include, among others:

•	local economic, political and social conditions, including potential hyper-inflationary conditions and political instability in certain countries;

•	imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

•	adverse currency exchange rate fluctuations, including significant devaluations of currencies;

•	tax-related risks, including the imposition of taxes and the lack of beneficial treaties, which result in a higher effective tax rate for the Company;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	domestic and foreign customs, tariffs and quotas or other trade barriers;

•	credit risk of local customers and distributors;

•	increased costs for transportation and shipping;

•	difficulties in protecting intellectual property;

•	increased risk of corruption, self-dealing or other unethical practices that may be difficult to detect or remedy;

•	risk of nationalization of private enterprises by foreign governments;

•	managing and obtaining support and distribution channels for overseas operations;

•	hiring and retaining qualified management personnel for our overseas operations;

•	imposition or increase of restrictions on investment; and

•	required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

As we continue to operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks, any of which could have a material adverse effect on our international operations or on our financial condition and results of operations.

We face significant competition in the markets we serve.

The markets in which we operate are highly competitive and highly fragmented.  We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.  Our products primarily compete on the basis of price, performance, speed of delivery, quality and customer support. Some of our competitors are companies, or divisions or operating units of companies, that have greater financial and other resources than we do.  In addition, large customers continue to seek productivity gains and lower prices from us and their other suppliers. We may lose business or our margins may be negatively impacted if we are unable to deliver the best value to our customers. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our business, results of operations and financial condition.

Increasing costs for manufactured components, raw materials, transportation, energy and health care prices may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including steel, steel-related components, filtration media, adhesives, plastics, paper and packaging materials.  Components and materials comprise the largest component of our costs.  Increases in the price of these items could further materially increase our operating costs and materially and adversely affect our profit margins.  Similarly, transportation, energy and health care costs have risen steadily over the past few years and represent an increasingly significant expense for the Company.  Although we try to contain these costs wherever possible, and although we have historically been able to pass most increased costs in the form of price increases to our customers, we may be unsuccessful in doing so for competitive reasons, and even when successful, the timing of such price increases may lag significantly behind our incurrence of higher costs.

Our manufacturing operations are dependent upon third-party suppliers.

We obtain materials and manufactured components from third-party suppliers, and these suppliers, in turn, rely on other suppliers for raw materials and sub-components of the products they supply to us.  Although the majority of the materials and components that we purchase can be obtained from multiple sources, this is not always the case, and even when such re-sourcing is possible, it may result in delays and increased costs to us. Any delay or disruption in the supply chain that provides us with necessary materials and components may affect our ability to manufacture or supply products to our customers or to do so in a timely fashion. Delays or inability to obtain supplies may result from a number of factors affecting our suppliers, including unavailability of raw materials, capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism.  Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Moreover, if we are forced to seek alternative sources of raw materials or components, this may require us to qualify the products into which such materials and components are incorporated. Such qualification can be time consuming, costly and may not be successful. In such case, we may be unable to offer the affected products to our customers or be unable to supply the affected products at a profit, which could have a material adverse effect on our business and financial results. In 2015, a key supplier of wood pulp used in filtration media that is supplied to us and, we believe, other competitors of ours providing products similar to those provided by our Engine/Mobile filtration segment, ceased manufacturing such pulp, which has resulted in one or more of our media suppliers having to change certain grades of media and our having to qualify the new media grades in a wide number of our products. This effort is ongoing, and while we believe that we will be successful, we cannot guarantee this result. If we are unsuccessful, depending on the number of products that are impacted, this could negatively impact our ability to sell certain products, or to do so in a timely fashion, and materially and adversely impact our business, results of operations and financial condition.

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

As part of our growth strategy, we plan to continue to pursue acquisitions of other companies, assets and product lines that either complement or expand our existing business.  We may be unable, however, to find or consummate future acquisitions at acceptable prices and terms.  We continually evaluate potential acquisition opportunities in the ordinary course of business, including those that could be material in size and scope. Acquisitions, including our recent acquisitions of the Bekaert Business, CLARCOR Industrial Air, the Stanadyne Business and Filter Resources, involve a number of special risks and factors, such as:

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

We compete for potential acquisitions based on a number of factors, including price, terms and conditions, size and ability to offer cash, stock or other forms of consideration.  In pursuing acquisitions, we incur significant expenses and compete against other strategic and financial buyers, some of which are larger than we are and have greater financial and other resources than we have.  Increased competition for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices.  In addition, the negotiation of potential acquisitions may require members of management to divert their time and resources away from our operations.

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

Changes in our product mix impact our financial performance.

We sell products that have varying profit margins. Our financial performance can be impacted depending on the mix of products we sell during a given period. Our outlook assumes a certain geographic mix of sales as well as a product mix of sales. If actual results vary from this projected geographic and product mix of sales, our results could be negatively impacted.

We face the challenge of accurately aligning our capacity with our demand.

We can experience capacity constraints and longer lead times for certain products in times of growing demand while we can also experience idle capacity as economies slow or demand for certain products decline. Accurately forecasting our expected volumes and appropriately adjusting our capacity have been, and will continue to be, important factors in determining our results of operations. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products, which could prevent us from meeting increased customer demand and could harm our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations.

Our cost savings and restructuring initiatives could have adverse effects on our business.

In November 2015, we announced a reduction-in-force as a part of a broader effort to more closely align our operating expenses with our long-term strategic initiatives and current macroeconomic conditions which adversely affected approximately 200 employees. In addition, as previously disclosed, we are undertaking several other cost reduction initiatives, including, but not limited to, leveraging purchasing and logistics spending across our historically decentralized business units and reducing discretionary selling and administrative expenses, and are also evaluating potential facility consolidations. These cost savings and restructuring initiatives and our regular ongoing cost reduction activities reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, the costs associated with such cost reduction initiatives may be greater than anticipated, and we may be unable to realize anticipated cost savings or other contemplated benefits in connection with this reduction in workforce and other cost reduction initiatives, including as the result of delays in implementing planned cost reduction initiatives. Any of the circumstances described above could adversely impact our business.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The various properties owned and leased by the Company and its operating units as of November 30, 2015, are considered by it to be in generally good repair and well maintained.  Plant asset additions in fiscal year 2016 are estimated to be between $45 and $55 million for land, buildings, furniture, production equipment and machinery, and computer and communications equipment.

The following is a description of the real property owned or leased by the Company or its affiliated entities as of November 30, 2015, broken down by business segment. All acreage and square foot measurements are approximate.

Corporate Headquarters

The Company’s corporate headquarters are located in Franklin, Tennessee, and housed in 26,084 square feet of office space under lease to the Company.  The Company also owns approximately 62,500 square feet of office and R&D space in Columbia, Tennessee, which is occupied by the CIC. The Company also owns a parcel of undeveloped land in Rockford, Illinois totaling 6 acres, which parcel of land is classified as an asset held for sale at November 30, 2015 (refer to Note A to the Consolidated Financial Statements for related information).

Engine/Mobile Filtration Segment
United States Facilities

Location	Approximate Size	Owned or Leased
Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space.	Owned
Kearney, NE	42 acre site with 982,800 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space and 53,000 sq ft of office space.	Owned
Kearney, NE	244,696 sq ft of warehousing space.	Leased
Lancaster, PA	11.4 acre site with 168,000 sq ft of manufacturing and office space.	Owned
Yankton, SD	283,600 sq ft of manufacturing space.	Owned
Washington, NC	185,000 sq ft of manufacturing and office space.	Owned
East Hartford, CT	47,900 sq ft of office and R&D space.	Leased

International Facilities

Location	Approximate Size	Owned or Leased
Runcorn, Cheshire, England	157,800 sq ft of manufacturing, warehousing and office space.	Owned
Capetown, South Africa	127,000 sq ft of manufacturing, warehousing and office space.	Owned
Weifang, People’s Republic of China	14 buildings, constituting 348,000 sq ft of manufacturing, warehousing and office space.	Leased
Weifang, People’s Republic of China	58,233 sq ft of manufacturing, warehousing and office space.	Leased
El Marques, Mexico	3 acre site with 78,000 sq ft of manufacturing, warehousing and office space.	Owned
Casablanca, Morocco	4 acre site with 53,800 sq ft of manufacturing, warehousing and office space.	Owned

In addition to the above properties, the Engine/Mobile Filtration segment leases and operates smaller facilities in Australia, Belgium, Canada, South Africa and the United Kingdom in order to manufacture and/or distribute filtration products.

Industrial/Environmental Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased
Auburn Hills, MI	32,300 sq ft of warehousing and office space.	Leased
Birmingham, AL	10,000 sq ft of warehouse space.	Owned
Cincinnati, OH	17 acre site with 154,000 sq ft of manufacturing and office space.	Owned
Campbellsville, KY	100 acre site with 250,401 sq ft of manufacturing and office space.	Owned
Corona, CA	179,790 sq feet of manufacturing, warehousing and office space.	Leased
Dallas, TX	144,824 sq feet of manufacturing, warehousing and office space.	Leased
Greensboro, NC	21 acre site with 75,000 sq ft of manufacturing, warehousing and office space.	Owned
Greensboro, NC	100,000 sq ft of manufacturing, warehousing and office space.	Owned
Goodlettsville, TN	35,000 sq ft of warehouse space.	Owned
Houston, TX	80,000 sq ft of manufacturing, warehousing and office space.	Leased
Houston, TX	10,300 sq ft of warehouse space.	Leased
Houston, TX	4,000 sq ft of warehousing and office space.	Leased
Houston, TX	10,600 sq ft of warehousing space.	Leased
Houston, TX	29,200 sq ft of manufacturing space.	Leased
Jeffersonville, IN	607,500 sq feet of manufacturing, warehousing and office space.	Leased
Lake Charles, LA	21,000 sq ft of manufacturing space.	Leased
Lenexa, KS	17,800 sq ft of warehousing and office space.	Leased
Mineral Wells, TX	46 acre site with 308,947 sq feet of manufacturing, warehousing and office space.	Owned
Mineral Wells, TX	30,000 sq ft of manufacturing space.	Leased
Mineral Wells, TX	19,950 sq ft of warehousing space.	Owned
Mineral Wells, TX	16,500 sq ft of manufacturing and warehousing space.	Owned
Mineral Wells, TX	35,000 sq ft of warehousing space.	Leased
Ottawa, KS	41,000 sq ft of manufacturing and office space.	Owned
Ottawa, KS	22,500 sq ft of warehousing space.	Leased
Pittston, PA	250,000 sq feet of manufacturing, warehousing and office space.	Leased
Stilwell, OK	11 acre site with 75,000 sq feet of manufacturing, warehousing and office space.	Leased
Sacramento, CA	36,000 sq feet of manufacturing, warehousing and office space.	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space.	Owned
Tulsa, OK	38,000 sq ft of manufacturing and office space.	Leased
Vineland, NJ	78,100 sq ft of manufacturing, warehousing and office space.	Owned/Leased
Slater, MO	55,000 sq ft of manufacturing, warehousing and office space.	Owned
Slater, MO	217,000 sq ft of manufacturing, warehousing and office space.	Owned
Lee's Summit, MO	49,250 sq ft of manufacturing, warehousing and office space.	Owned
Overland Park, KS	38,800 sq ft of office space.	Leased
Salisbury, MO	53,400 sq ft of warehousing space.	Owned

International Facilities

Location	Approximate Size	Owned or Leased
Calgary, Alberta, Canada	25,200 sq feet of manufacturing, warehousing and office space.	Owned
St. Catharines, Ontario, Canada	6,250 sq ft of warehouse space.	Leased
La Coruña, Spain	4 acre site with 64,600 sq ft of manufacturing and office space.	Owned
Pujiang City, People’s Republic of China	54,000 sq ft of manufacturing, warehousing and office space.	Leased
Queretaro, Mexico	5 acre site with 82,500 sq ft of manufacturing, warehousing and office space.	Owned
Quzhou, People’s Republic of China	215,278 sq ft of manufacturing, warehousing and office space.	Leased
Henderson, Australia	47,598 sq ft of manufacturing and office space.	Leased
Spirimont, Belgium	48,800 sq ft of manufacturing, warehousing and office space.	Owned
Karawang, Indonesia	47,360 sq ft of manufacturing, warehousing and office space.	Owned
Alton, United Kingdom	64,400 sq ft of manufacturing, warehousing and office space.	Owned/Leased

In addition to the above properties, the Industrial/Environmental Filtration segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service filtration products: United States: Atlanta, GA; Auburn, WA; Birmingham, AL; Evansville, WY; Chantilly, VA; Charleston, SC; Columbus, OH; Denver, CO; Carrollton, TX; Dalton, GA; Farmington, NM; Fresno, CA; Gonzales, LA; Hayward, CA; Jackson, MS; Kansas City, MO; Louisville, KY; Nederland, TX; Ontario, CA; Shakopee, MN; Phoenix, AZ; Portland, OR; Vernal, UT; Wichita, KS; West Chester, OH; Williston, ND. International: Brazil; China; France; Germany; India; Italy; Malaysia; Netherlands; United Arab Emirates; United Kingdom; Japan; Mexico.

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

During the litigation TransWeb sought judgment that (i) the asserted 3M patents are invalid, the TransWeb products in question do not infringe, and the 3M patents are unenforceable due to inequitable conduct by 3M in obtaining the patents, and (ii) 3M violated U.S. federal antitrust laws under theories of Walker Process fraud and sham litigation. Following a 2012 trial in which a six-member jury unanimously found in TransWeb's favor on all counts other than sham litigation, on April 21, 2014 the U.S. District Court for the District of New Jersey issued a ruling in favor of TransWeb and awarded TransWeb approximately $26.1 million in damages.

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

Item 4. Mine Safety Disclosures.

Not applicable.

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of January 22, 2016:

Name	Age at 11/30/2015	Year Elected to Office
Christopher L. Conway	60	2010
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

David J. Fallon	46	2010
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

David J. Lindsay	60	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Jacob Thomas	48	2015
President-CLARCOR Engine/Mobile Filtration Group. Mr. Thomas joined the Company in September 2015, in his current role. Prior to joining CLARCOR, Mr. Thomas served as President of the Diaphragm and Dosing Pumps Group of IDEX Corporation from 2014 to 2015. Mr. Thomas previously held executive positions with Terex Corporation from 2007 to 2014, including President of its Latin America business. Prior to joining Terex, Mr. Thomas held roles of increasing responsibility at Navistar International Corporation, Case Corporation and Ford Motor Company.

Richard M. Wolfson	49	2006
Vice President-General Counsel and Secretary. Mr. Wolfson was employed by the Company and elected Vice President, General Counsel and Secretary in 2006. Prior to joining the Company, he was a principal of the InterAmerican Group, an advisory services and private equity firm, from 2001 until 2006.

Keith White	44	2014
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

Each executive officer of the Company is elected by the Board of Directors for a term which begins at the Board of Directors Meeting at which he or she is elected, typically held at the time of the Annual Meeting of Shareholders, and ends on the date of the next Annual Meeting of Shareholders or upon their earlier death, resignation or removal in accordance with the Company’s By-Laws.

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

	Market Price
Quarter Ended	High	Low	Dividends
February 28, 2015	$68.72	$60.52	$0.2000
May 30, 2015	$67.10	$60.95	$0.2000
August 29, 2015	$64.68	$53.17	$0.2000
November 28, 2015	$56.70	$46.05	$0.2200
Total Dividends			$0.8200

	Market Price
Quarter Ended	High	Low	Dividends
March 1, 2014	$65.08	$52.70	$0.1700
May 31, 2014	$59.15	$54.16	$0.1700
August 30, 2014	$64.11	$57.79	$0.1700
November 29, 2014	$67.60	$58.55	$0.2000
Total Dividends			$0.7100

As set forth above, the quarterly dividend rate was increased in fiscal year 2015, and the Company currently expects to continue making dividend payments to shareholders.  The Company’s ability to make dividend payments is subject to restrictions contained in the credit agreement to which the Company is a party.  The Company has never been prevented from making dividend payments under its past credit agreements or its current credit agreement and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 19, 2016 was 922.

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

The Company repurchased 1,331,941 shares of its common stock, at an average price of $53.14 per share, and an aggregate cost of approximately $70.8 million, during fiscal year 2015.  As set forth in the following table, the Company repurchased 850,941 shares of its common stock during the fourth quarter of fiscal year 2015.  The average price per share for the shares repurchased in the fourth quarter was $47.69 with an aggregate cost of approximately $40.6 million.  The Company had remaining authorization of approximately $137.7 million to repurchase shares as of November 30, 2015 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total Number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
August 30, 2015 through October 3, 2015	772,941	$47.39	772,941	$141,631,793
October 4, 2015 through October 31, 2015	40,000	$50.40	40,000	$139,615,817
November 1, 2015 through November 28, 2015	38,000	$50.85	38,000	$137,683,368
Total	850,941		850,941

5-Year Performance of the Company

The following Performance Graph compares the Company’s cumulative total return on its Common Stock for a five-year period (November 30, 2010 to November 28, 2015) with the cumulative total return of the S&P SmallCap 600 Index and the S&P 500 Industrial Machinery Index.

TOTAL RETURN TO SHAREHOLDERS
Comparison of Five-Year Cumulative Total Return Among the Company, S&P SmallCap 600 Index and
S&P 500 Industrial Machinery Index - Assumes Initial Investment of $100 and Reinvestment of All Dividends

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Fiscal Year End November 28, 2015

$200
$175
$150
$125
$100
$75
$50
CLARCOR Inc
S&P SmallCap 600
S&P 500 Machinery

	2010	2011	2012	2013	2014	2015
CLARCOR Inc	$100	$120	$115	$152	$168	$136
S&P SmallCap 600	$100	$105	$119	$169	$174	$182
S&P 500 Machinery	$100	$97	$119	$163	$178	$175

Item 6. Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2015 Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Financial Statements and Notes thereto.  The analysis of operating results focuses on the Company’s three reportable business segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.  On June 27, 2015, the Company completed the disposition of J.L. Clark, which was the sole operating company within the Packaging business segment. The financial results presented herein reflect the results of J.L. Clark through the date of disposition. Except as otherwise set forth herein, references to particular years refer to the applicable fiscal year of the Company.

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In thousands except per share data)

				2015 vs 2014
	2015	2014	2013	$ Change	% Change
Net sales	$1,481,026	$1,512,854	$1,130,770	$(31,828)	(2)%
Cost of sales	992,397	1,015,819	760,561	(23,422)	(2)%
Gross profit	488,629	497,035	370,209	(8,406)	(2)%
Selling and administrative expenses	290,682	286,607	195,593	4,075	1%
Operating profit	197,947	210,428	174,616	(12,481)	(6)%
Other income (expense)	18	1,135	(316)	(1,117)
Provision for income taxes	63,052	67,380	55,950	(4,328)	(6)%
Net earnings attributable to CLARCOR	$134,704	$144,084	$118,076	$(9,380)	(7)%
Weighted average diluted shares	50,429	50,871	50,539	(442)	(1)%
Diluted earnings per common share attributable to CLARCOR	$2.67	$2.83	$2.34	$(0.16)	(6)%
Percentages:
Gross margin	33.0%	32.9%	32.7%		0.1	pt
Selling and administrative percentage	19.6%	18.9%	17.3%		0.7	pt
Operating margin	13.4%	13.9%	15.4%		(0.5)	pt
Effective tax rate	31.9%	31.8%	32.1%		0.1	pt
Net earnings margin	9.1%	9.5%	10.4%		(0.4)	pt

2015 versus 2014

Net Sales

Net sales decreased $31.8 million, or 2%, in 2015 compared to 2014. Components of the $31.8 million decrease in net sales are as follows:

(Dollars in millions)	Net Sales
Business acquisitions	$61.7
Industrial/Environmental Filtration segment volume	11.0
Pricing	4.2
Engine/Mobile Filtration segment volume	(26.1)
Divestiture of J.L. Clark	(35.0)
Foreign exchange	(47.6)
Decrease in consolidated net sales	$(31.8)

The change in net sales in 2015 compared to 2014 was driven primarily by the following factors:

•
Increased net sales of $42.1 million due to the May 2014 acquisition of the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition. Net sales for this business decreased approximately 22% in 2015 comparison to the prior year, including the portion of that prior year during which the business was owned by Stanadyne Corporation. This 22% decrease reflects a decline of approximately 30% in sales of first-fit fuel filter assemblies and a decline of approximately 12% in sales of replacement filter elements, due to decreased demand from off-highway original equipment manufacturers and dealers, which we believe primarily reflects decreased end-user demand in off-road, agricultural and construction applications.

•
Increased net sales of $19.7 million due to the December 2014 acquisition of Filter Resources, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Increased net sales of $11.0 million, or 1%, at our Industrial/Environmental Filtration segment in 2015 compared to 2014, excluding the effects of changes in foreign currency exchange rates, changes in pricing, and net sales arising from the Filter Resources acquisition. This 1% increase was primarily driven by an increase in sales of filter systems, housings and aftermarket elements for oil and natural gas applications, higher sales of dust collector systems and air pollution control products, higher HVAC air filter sales and increased filter sales through our Total Filtration Services ("TFS") distribution business, partly offset by lower sales of first-fit gas turbine filtration systems and filter cartridges.

•
Changes in product pricing favorably impacted net sales by approximately $4.2 million, primarily due to selling price increases implemented on certain of our air filtration products and heavy-duty engine filtration products in 2015.

•
Decreased net sales of $26.1 million, or 4%, at our Engine/Mobile Filtration segment in 2015 compared to 2014, excluding the effects of changes in foreign currency exchange rates, changes in pricing, and net sales arising from the acquisition of the Stanadyne Business. This 4% decrease was primarily driven by a 13% decline in foreign net sales volume, reflecting reduced sales of heavy-duty engine filters in China, reduced export sales of heavy-duty engine filters to the Middle East, Canada, Southeast Asia and South America and reduced export sales of first-fit fuel filter assemblies and replacement filter elements to off-highway original equipment manufacturers and dealers, partially offset by increased sales of heavy-duty engine filters in Europe. This 13% decline in foreign net sales volume was partially offset by a 1% increase in sales volume within the U.S., which resulted primarily from sales of heavy-duty engine filters to a significant customer with whom we previously contracted to supply a full line of private-branded aftermarket products for sale through this customer's national retail network, partly offset by a 3% decrease in sales of heavy-duty engine filters to U.S. independent distributors.

•
Net sales volume decreased $35.0 million, or 46%, at our Packaging segment, primarily due to the divestiture of J.L. Clark, the sole operating company within our Packaging segment, which the Company sold to CCI on June 27, 2015.

•
Changes in the average exchange rates for foreign currencies versus the U.S. Dollar unfavorably impacted our translated U.S. Dollar value of net sales by $47.6 million in 2015 compared to 2014, due to the strengthening of the U.S. Dollar compared to several foreign currencies in 2015.

Cost of Sales

Cost of sales decreased $23.4 million, or 2%, in 2015 compared to 2014. This approximately 2% decrease in cost of sales was slightly more than the approximately 2% decrease in net sales. As a result, our gross margin increased to 33.0% in 2015 from 32.9% in 2014. This 0.1 percentage point increase in gross margin percentage reflects a 0.4 percentage point increase in gross margin due to the impact of $6.0 million of increased cost of sales in 2014 resulting from the step-up of inventory values to reflect their estimated fair values as of the respective dates of acquisition of the GE Air Filtration business and the Stanadyne Business, which did not recur in 2015. Gross margin was also favorably impacted in 2015 by approximately 0.3 percentage points from increases in the selling prices of our products, by approximately 0.3 percentage points from lower material costs, and by 0.3 percentage points due to the favorable impact on sales mix from the divestiture of the J.L. Clark business in 2015. These favorable effects were partly offset by a 1.0 percentage point decrease in gross margin due primarily to lower fixed cost leverage and unfavorable sales mix at certain of our businesses, including our Engine/Mobile Filtration business.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.1 million, or 1%, in 2015 compared to 2014. This increase was primarily the result of $8.9 million of increased operating costs (including $4.8 million of increased intangible asset amortization) related to the May 2014 acquisition of the Stanadyne Business, reflecting our ownership of this business for the entire year in 2015 in comparison to only seven months of ownership in 2014 and $4.2 million of increased operating costs (including $0.8 million of increased intangible asset amortization) related to our ownership of Filter Resources following its acquisition in December 2014. Other selling and administrative expense increases in 2015 compared to 2014 include $4.6 million of restructuring charges recognized in 2015 related to a reduction-in-force executed by the Company as a part of a broader effort to more closely align operating expenses with the Company's long-term strategic initiatives and recent macroeconomic business conditions, $4.0 million of increased charges related to allowances for uncollectible accounts receivable and $3.7 million of increased costs related to strategic growth initiatives (including costs related to research and development and information technology systems and support services). These increases were partly offset by approximately $11.3 million of decreased compensation expense related to our company-wide profit sharing program, a $7.8 million decrease resulting from legal, investment advisory and other professional services costs incurred in 2014 related to the acquisitions of the Stanadyne Business and the GE Air Filtration business, which did not recur in 2015, and $2.9 million of decreased costs as a result of the divestiture of the J.L. Clark business in June 2015. Since selling and administrative expenses increased 1% while net sales decreased 2%, our selling and administrative expenses as a percentage of net sales increased to 19.6% in 2015 from 18.9% in 2014. Of this 0.7 percentage point increase, approximately 0.4 percentage points was driven by a $5.6 million increase in intangible asset amortization related to the acquisitions of the Stanadyne Business and the Filter Resources business.

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

Other Items

Other significant items impacting the comparison between 2015 and 2014 are as follows:

•	Significant acquisitions

On December 3, 2013, the Company acquired from NV Bekaert SA 100% of the outstanding shares of Bekaert Advanced Filtration SA (Belgium), 100% of the outstanding shares of PT Bekaert Advanced Filtration (Indonesia) and certain other assets in India, China and the U.S. (collectively, the "Bekaert Business"). The impact of including the Bekaert Business's results, which are reported within our Industrial/Environmental Filtration segment, from the date of acquisition, on our net sales and operating profit in 2015 compared to 2014 was as follows:

(Dollars in millions)	2015	2014	Change
Net sales	$11.8	$13.9	$(2.1)
Operating profit	(0.4)	—	(0.4)

On December 16, 2013, the Company acquired the GE Air Filtration business, which is now operated as CLARCOR Industrial Air. The impact of including CLARCOR Industrial Air's results, which are reported within our Industrial/Environmental Filtration segment, from the date of acquisition, on our net sales and operating profit in 2015 compared to 2014 was as follows:

(Dollars in millions)	2015	2014	Change
Net sales	$208.0	$226.7	$(18.7)
Operating profit	19.0	14.0	5.0

Net sales and operating profit for CLARCOR Industrial Air in 2014 reflect results from December 16, 2013, the date of acquisition, onward. Operating profit in 2014 included approximately $4.3 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $4.0 million of selling and administrative expenses related to the acquisition execution and integration. These costs did not recur in 2015.

On May 1, 2014, the Company acquired Stanadyne Corporation's diesel fuel filtration business, which is now operated as CLARCOR Engine Mobile Solutions. The impact of including CLARCOR Engine Mobile Solutions' results, which are reported within our Engine/Mobile Filtration segment, from the date of acquisition on our net sales and operating profit in 2015 compared to 2014 was as follows:

(Dollars in millions)	2015	2014	Change
Net sales	$88.3	$65.7	$22.6
Operating profit	17.7	11.6	6.1

Net sales and operating profit for CLARCOR Engine Mobile Solutions in 2014 reflect results from May 1, 2014, the date of acquisition, onward. Operating profit in 2014 included approximately $1.4 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $3.0 million of selling and administrative expenses related to acquisition execution. These costs did not recur in 2015.

On December 17, 2014, the Company acquired Filter Resources. The impact of including Filter Resources' results, which are reported within our Industrial/Environmental Filtration segment, from the date of acquisition on our net sales and operating profit in 2015 compared to 2014 was as follows:

(Dollars in millions)	2015	2014	Change
Net sales	$19.7	$—	$19.7
Operating profit	1.9	—	1.9

Net sales and operating profit for Filter Resources in 2015 reflect results from December 17, 2014, the date of acquisition, onward. Operating profit in 2015 included approximately $0.1 million of cost of sales related to the recording of inventory acquired in the transaction at estimated acquisition date fair values, as well as approximately $0.1 million of selling and administrative expenses related to acquisition execution.

•	Significant dispositions

On June 27, 2015, the Company sold 100% of the outstanding shares of J.L. Clark to CCI. The impact of including J.L. Clark's results, which are reported within our Packaging segment, until the date of disposition on our net sales and operating profit in 2015 compared to 2014 was as follows:

(Dollars in millions)	2015	2014	Change
Net sales	$40.9	$75.9	$(35.0)
Operating profit	2.1	4.7	(2.6)

The sale of J.L. Clark resulted in a gain of approximately $12.1 million, after netting transaction-related costs of approximately $3.2 million, which primarily included legal, investment advisory and other professional services costs related to the marketing and execution of the transaction, which is included in Other, net in the Consolidated Statements of Earnings for the year ended November 30, 2015.

•	Foreign exchange

The average exchange rate for foreign currencies versus the U.S. dollar unfavorably impacted our translated U.S. dollar value of net sales and operating profit in 2015 and 2014 as follows:

(Dollars in millions)	2015	2014
Net sales	$(47.6)	$(5.2)
Operating profit	(4.4)	(1.5)

•	Other income (expense)

Interest expense

Net interest expense was $5.2 million in 2015 and $3.3 million in 2014. Net interest expense was driven by $4.7 million and $3.0 million of interest expense in 2015 and 2014, respectively, related to borrowings under the Company's credit agreement, which borrowings were originally undertaken to fund a portion of the purchase price of the Company's 2014 acquisitions of the GE Air Filtration business and the Stanadyne Business. At November 30, 2015 we had $200.0 million of outstanding term loans, $195.0 million of outstanding revolver loans and $2.0 million of outstanding swing line revolver borrowings under the amended and restated credit agreement.

Foreign currency gains and losses

Changes in foreign currency transaction gains and losses unfavorably impacted other income (expense) by $1.5 million in 2015 versus 2014. We recognized foreign currency losses of $0.2 million in 2015 and foreign currency gains of $1.3 million in 2014 primarily from the translation of inter-company loans — in cases where such loans are expected to be settled in cash at some point in the future — and from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currency, primarily driven by foreign holdings of U.S. dollars.

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

Other income (expense)

Changes in items recognized in other, net income (expense) favorably impacted other income (expense) by $2.2 million in 2015 versus 2014. Excluding foreign currency gains and losses, we recognized other, net income of $5.4 million in 2015 and other, net income of $3.2 million in 2014. Other, net income of $5.4 million in 2015 primarily reflects a gain of $12.1 million (after netting transaction-related costs of $3.2 million) resulting from the sale of J.L. Clark to CCI on June 27, 2015. This income was partially offset by a loss of $6.7 million in 2015 resulting from the impairment of the Company's investments in BioProcess H2O LLC ("H2O") and BioProcessAlgae LLC ("Algae"). Based on business developments at Algae in 2015, including a significant adverse change in the anticipated effectiveness and commercial scalability of Algae's technology platform, in the third quarter of 2015 the Company reviewed the $3.8 million carrying value of its investment in Algae for recoverability and determined that the investment, which is accounted for under the cost method of accounting, was fully impaired. Based on recent operating losses and other factors, including the negative developments with respect to Algae, the Company also reviewed the $2.7 million carrying value of its investment in H2O for recoverability and determined that the investment, which is accounted for under the equity method of accounting, was fully impaired. Other, net income of $3.2 million in 2014 primarily reflects a $2.8 million bargain purchase gain that resulted from the Company's acquisition of the Bekaert Business in the first quarter of 2014. As the Company maintains a permanent reinvestment strategy for all foreign operations, this gain was not subject to tax.

Changes in items recognized in other, net income (expense), excluding foreign currency gains and losses, favorably impacted other income (expense) by $3.1 million in 2014 versus 2013. Excluding foreign currency gains and losses, we recognized other, net income of $3.2 million in 2014 and other, net income of $0.1 million in 2013. Other net, income of $3.2 million in 2014 primarily reflects a $2.8 million bargain purchase gain that resulted from the Company's acquisition of the Bekaert Business in the first quarter of 2014. Other, net income was not significant in 2013.

•	Provision for income taxes

Our effective tax rate in 2015 was 31.9% compared with 31.8% in 2014.

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

Average diluted shares outstanding decreased by approximately 0.4 million shares in 2015 as compared to 2014, as the number of incremental dilutive shares related to the exercise of stock options and the issuance of stock awards and restricted shares was less than the number of shares repurchased and retired pursuant to our stock repurchase program. Average diluted shares outstanding increased by approximately 0.3 million shares in 2014 as compared to 2013, as the number of incremental dilutive shares related to the exercise of stock options and the issuance of stock awards and restricted shares exceeded the number of shares repurchased and retired pursuant to our stock repurchase program.

SEGMENT ANALYSIS

	2015		2014		2013
(Dollars in thousands)	2015	% Total	2014	% Total	2013	% Total
Net sales:
Engine/Mobile Filtration	$605,474	41%	$603,805	40%	$507,024	45%
Industrial/Environmental Filtration	834,643	56%	833,100	55%	549,746	49%
Packaging	40,909	3%	75,949	5%	74,000	6%
	$1,481,026	100%	$1,512,854	100%	$1,130,770	100%
Gross profit:
Engine/Mobile Filtration	$209,797	43%	$214,146	43%	$177,815	48%
Industrial/Environmental Filtration	271,877	56%	270,446	54%	178,388	48%
Packaging	6,955	1%	12,443	3%	14,006	4%
	$488,629	100%	$497,035	100%	$370,209	100%
Operating profit:
Engine/Mobile Filtration	$108,259	55%	$122,365	58%	$106,345	61%
Industrial/Environmental Filtration	87,545	44%	83,351	40%	61,996	36%
Packaging	2,143	1%	4,712	2%	6,275	3%
	$197,947	100%	$210,428	100%	$174,616	100%
Gross margin:
Engine/Mobile Filtration	34.7%		35.5%		35.1%
Industrial/Environmental Filtration	32.6%		32.5%		32.4%
Packaging	17.0%		16.4%		18.9%
	33.0%		32.9%		32.7%
Operating margin:
Engine/Mobile Filtration	17.9%		20.3%		21.0%
Industrial/Environmental Filtration	10.5%		10.0%		11.3%
Packaging	5.2%		6.2%		8.5%
	13.4%		13.9%		15.4%

Engine/Mobile Filtration Segment

	2015	2014	2013	2015 v 2014			2014 v 2013
(Dollars in thousands)	2015	2014	2013	$ Change	% Change		$ Change	% Change
Net sales	$605,474	$603,805	$507,024	$1,669	—%		$96,781	19%
Cost of sales	395,677	389,659	329,209	6,018	2%		60,450	18%
Gross profit	209,797	214,146	177,815	(4,349)	(2)%		36,331	20%
Selling and administrative expenses	101,538	91,781	71,470	9,757	11%		20,311	28%
Operating profit	$108,259	$122,365	$106,345	$(14,106)	(12)%		$16,020	15%

Gross margin	34.7%	35.5%	35.1%		(0.8)	pt		0.4	pt
Selling and administrative percentage	16.8%	15.2%	14.1%		1.6	pt		1.1	pt
Operating margin	17.9%	20.3%	21.0%		(2.4)	pt		(0.7)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market in this segment includes heavy-duty engine filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

2015 versus 2014

Net Sales

The $1.7 million, or less than 1%, increase in net sales for our Engine/Mobile Filtration segment in 2015 from 2014 is detailed in the following tables:

Stanadyne Business acquisition	7%
Pricing	—%
Organic volume	(4)%
Foreign exchange	(3)%
—%

(Dollars in millions)	Net Sales
2014	$603.8

U.S. net sales	28.6
Foreign net sales (including export)	(10.4)
Foreign exchange	(16.5)
Net increase	1.7

2015	$605.5

The net increase in U.S. net sales for the Engine/Mobile Filtration segment in 2015 from 2014 is detailed as follows:

(Dollars in millions)	Net Sales
Heavy-duty engine filtration aftermarket -- retail channel	$36.6
Stanadyne Business acquisition	24.3
Heavy-duty engine diesel fuel filter assemblies and replacement filters	(8.6)
Heavy-duty engine filtration aftermarket -- original equipment supply channel	(7.4)
Heavy-duty engine filtration aftermarket -- independent distributors	(5.9)
Light-duty (automotive) engine filtration aftermarket	(3.2)
Other	(7.2)
Increase in U.S. net sales	$28.6

Our U.S. net sales increased approximately 7% in 2015 compared with 2014. This growth reflected approximately $36.6 million of sales to a significant customer with whom we previously contracted to supply a full line of private-branded heavy-duty engine filtration aftermarket products through this customer's national retail network. Also, the Company's ownership of the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions) for a full year in 2015 compared to ownership of this business for only seven months in 2014 (from May 2014 date of acquisition onward) resulted in $24.3 million of increased U.S. net sales in 2015. These increases were partially offset by a $8.6 million, or 23%, reduction in sales of original equipment and replacement fuel filtration products for heavy-duty diesel engines used in off-road, agricultural and construction applications in 2015 as compared to 2014, reflecting lower demand for off-highway, agricultural and construction equipment and replacement parts. The increase in our U.S. net sales in 2015 compared to 2014 in this reporting segment was also partially offset by a $7.4 million, or 10%, decline in sales of heavy-duty engine filter aftermarket sales to other original equipment suppliers and dealers and a $5.9 million, or 3%, decline in heavy-duty engine filter aftermarket sales to U.S. independent distributors, primarily reflecting lower demand for off-highway, agricultural and oil and gas trucking applications. We also experienced a decline of approximately $3.2 million, or 12%, in sales of light-duty engine filtration aftermarket products in 2015 compared to 2014, principally driven by lower demand for automotive applications.

The net decrease in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in 2015 from 2014 is detailed as follows:

(Dollars in millions)	Net Sales
Export sales primarily to Canada, the Middle East, Southeast Asia and Latin America	$(17.8)
Export sales of heavy-duty engine diesel fuel filter assemblies and replacement filters	(9.8)
Heavy-duty engine filter sales in China	(6.4)
Heavy-duty engine filter sales in Europe	3.2
Stanadyne Business acquisition	17.8
All other, net	2.6
Decrease in foreign net sales	$(10.4)

Net sales outside the U.S. decreased approximately $10.4 million, or 5%, in 2015 compared to 2014, adjusted for changes in foreign currencies. This decrease principally resulted from a $17.8 million, or 21%, decrease in export sales of heavy-duty engine filters and a $9.8 million, or 35% decrease in export sales of diesel fuel filter assemblies and replacement filters by the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), reflecting lower demand for off-highway, agricultural and construction applications in various export markets. Net sales outside the U.S. were also adversely affected by a decrease of $6.4 million, or approximately 23%, in heavy-duty engine filter sales in China in 2015 compared to 2014, primarily due to continued slowing macroeconomic activity in China and lower end-market diesel engine sales. These effects were partly offset by an increase of $3.2 million, or approximately 8%, in heavy-duty engine filtration sales in Europe, reflecting a modest recovery in end-user demand in 2015 from depressed levels in 2014.

Cost of Sales

Cost of sales increased $6.0 million, or 2%, in 2015 from 2014. This 2% increase in cost of sales was more than the less than one percent increase in net sales. As a result, our gross margin decreased to 34.7% in 2015 from 35.5% in 2014. This 0.8 percentage point decrease in gross margin primarily reflects a 1.6 percentage point decrease in gross margin resulting from lower fixed cost leverage based on lower sales levels and increased fixed costs resulting from investments related to strategic growth initiatives (including costs related to additional capacity, new customers and the start-up of operations in India), as well as a 0.9 percentage point decrease in gross margin resulting from unfavorable changes in sales mix. These impacts were partly offset by a 1.1 percentage point benefit from improved manufacturing efficiencies and lower material costs (partly resulting from our ongoing cost reduction and continuous improvement initiatives), a 0.4 percentage point benefit resulting from increases in the selling prices of our products, and a 0.2 percentage point benefit resulting due to $1.4 million of increased cost of sales in 2014 related to the step-up of inventory values to reflect their estimated fair values as of the Stanadyne Business purchase date, which did not recur in 2015.

Selling and Administrative Expenses

Selling and administrative expenses increased $9.8 million, or 11%, in 2015 from 2014. This increase was primarily the result of $8.9 million of increased selling and administrative expenses at our CLARCOR Engine Mobile Solutions business, including approximately $4.8 million of increased intangible asset amortization expense, reflecting our ownership of this business for the full year in 2015 compared to seven months of ownership in 2014 (from the date of acquisition in May 2014 onward). The remaining increase of approximately $0.8 million, or less than one percent, in selling and administrative costs in 2015 from 2014 was primarily the result of $4.0 million of higher allocated corporate costs, including costs related to research and development, information technology and other strategic growth initiatives, $1.3 million of restructuring charges recognized in 2015 related to a reduction-in-force executed by the Company as a part of a broader effort to more closely align operating expenses with the Company's long-term strategic initiatives and recent macroeconomic business conditions, and $1.5 million of other increased costs. These increased costs were partly offset by approximately $3.0 million of lower compensation expense related to our company-wide profit sharing program and by a $3.0 million reduction in selling and administrative expenses due to increased legal, investment advisory and other professional services costs incurred in 2014 in connection with the Stanadyne Business acquisition, which did not recur in 2015. With selling and administrative expenses in this segment increasing 11% while segment net sales increased less than one percent, selling and administrative expenses as a percentage of net sales in this segment increased to 16.8% in 2015 from 15.2% in 2014.

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

Our U.S. net sales increased approximately 19% in 2014 compared with 2013. The acquisition of Stanadyne's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) in May 2014 resulted in $37.6 million of increased U.S. net sales in 2014, primarily reflecting sales of original equipment and replacement fuel filtration products for heavy-duty diesel engines used in off-road, agricultural and construction applications. The remaining increase in U.S. net sales of $24.8 million, or 8%, in 2014 compared to 2013 was primarily the result of a 10% increase in heavy-duty engine filter aftermarket sales, which was driven by improved year-over-year demand from our U.S. national distribution and fleet services customers and by new customer growth within those markets. We believe this growth reflected our initiatives to gain new customers and extend our product line, and was also positively impacted by the 4% year-over-year increase in heavy-duty truck tonnage for the twelve months ended August 2014 as measured by the American Trucking Associations, which we believe is usually a leading indicator of heavy-duty engine filter aftermarket demand in the U.S. We also experienced growth of approximately 12% in locomotive filter sales in 2014 compared to 2013, which we believe reflected the impact of our new products and increased rail activity in the U.S. leading to increased replacement filter sales.

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

Industrial/Environmental Filtration Segment

	2015	2014	2013	2015 v 2014			2014 v 2013
(Dollars in thousands)	2015	2014	2013	$ Change	% Change		$ Change	% Change
Net sales	$834,643	$833,100	$549,746	$1,543	—%		$283,354	52%
Cost of sales	562,766	562,654	371,358	112	—%		191,296	52%
Gross profit	271,877	270,446	178,388	1,431	1%		92,058	52%
Selling and administrative expenses	184,332	187,095	116,392	(2,763)	(2)%		70,703	61%
Operating profit	$87,545	$83,351	$61,996	$4,194	5%		$21,355	34%

Gross margin	32.6%	32.5%	32.4%		0.1	pt		0.1	pt
Selling and administrative percentage	22.1%	22.5%	21.2%		(0.4)	pt		1.3	pt
Operating margin	10.5%	10.0%	11.3%		0.5	pt		(1.3)	pt

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

2015 versus 2014

Net sales

The $1.5 million, or less than one percent, increase in net sales for our Industrial/Environmental Filtration segment in 2015 compared to 2014 is detailed in the following tables:

Filter Resources acquisition	2%
Organic volume	2%
Pricing	—%
Foreign exchange	(4)%
—%

(Dollars in millions)	Net Sales
2014	$833.1

U.S. net sales	34.1
Foreign net sales (including export)	(1.5)
Foreign exchange	(31.1)
Net increase	1.5

2015	$834.6

The net increase in U.S. net sales for our Industrial/Environmental Filtration segment in 2015 from 2014 is detailed as follows:

(Dollars in millions)	Net Sales
Filter Resources acquisition	$19.7
Dust collection and other industrial air filtration products	11.4
Natural gas filtration vessels and aftermarket elements	9.4
Gas turbine first-fit filters and systems	(3.8)
All other, net	(2.6)
Increase in U.S. net sales	$34.1

•
The acquisition of Filter Resources in December 2014, whose operations have been merged into the Company's PECOFacet group of companies, resulted in approximately $19.7 million of increased U.S. net sales in 2015 compared to 2014, reflecting sales of filtration vessels and replacement elements primarily for use in petrochemical, refining, pipeline and other industrial applications.

•
Sales of dust collection and other industrial air filtration products increased $11.4 million in 2015 compared to 2014 primarily due to increased sales of panel, cartridge, bag and other industrial air replacement filters.

•
Higher sales of filtration vessel and aftermarket filter products in the natural gas market in 2015 compared to 2014 were driven by an increase in extraction, transportation and processing of natural gas and natural gas liquids (such as ethane, propane and butane) throughout the U.S., including at various shale gas basins.

•	Sales of gas turbine first-fit filters and systems decreased by $3.8 million, or approximately 17%, in 2015 from 2014, primarily due to the timing of large system sales.

The net decrease in foreign net sales (including export sales and adjusted for changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in 2015 from 2014 is detailed as follows:

(Dollars in millions)	Net Sales
Dust collection and other industrial air filtration products	$13.0
Export sales of HVAC filters	5.5
Natural gas filtration vessels and aftermarket filters	1.6
Gas turbine first-fit filters and systems	(22.3)
All other, net	0.7
Decrease in foreign net sales	$(1.5)

•
Higher foreign net sales of dust collection and other industrial air filtration products in 2015 compared to 2014 reflect increased sales through our CLARCOR Industrial Air subsidiary, including sales of BHA pleated filters, bag filters and other industrial air filters, increased sales of ClearCurrent® filters and replacement cartridge filters for the gas turbine air intake aftermarket, as well as higher sales by our United Air Specialists subsidiary due to increased sales of industrial dust, fume and oil mist collectors in China and Europe.

•
Higher foreign net sales of heating, ventilation and air conditioning filtration products in 2015 compared to 2014 primarily reflects increased export sales of HVAC products to commercial and industrial customers, including sales of air filtration systems and filters for use in livestock farming applications.

•
Higher foreign net sales of natural gas vessels and aftermarket filters in 2015 compared to 2014 reflects global growth in the extraction, transportation and processing of natural gas and natural gas liquids (such as ethane, propane and butane).

•	Sales of first-fit gas turbine filters and systems decreased in 2015 from 2014 primarily due to the timing of large system sales.

Cost of Sales

Cost of sales increased $0.1 million, or less than one percent, in 2015 compared to 2014. This increase was slightly less than the less than one percent increase in net sales. As a result, our gross margin increased to 32.6% in 2015 from 32.5% in 2014. This 0.1 percentage point increase in gross margin primarily reflects a 0.5 percentage point increase in gross margin due to the impact of $4.6 million of increased cost of sales in 2014 resulting from the step-up of inventory values due to our acquisitions of the GE Air Filtration business (now operated as CLARCOR Industrial Air) and the Bekaert Business to reflect their estimated fair values as of each acquisition's purchase date, as well as a 0.1 percentage point increase due to approximately $1.2 million of restructuring costs incurred in 2014 in our HVAC filtration business, both of which costs did not recur in 2015. These favorable impacts were partly offset by a 0.6 percentage point decrease in gross margin due to lower absorption of fixed manufacturing overhead and unfavorable sales mix across various businesses.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.8 million, or 2%, in 2015 compared to 2014. This decrease was primarily the result of $4.0 million of legal, investment advisory and consulting costs incurred in 2014 related to the acquisition of the GE Air Filtration business, which is now operated as CLARCOR Industrial Air, which costs did not recur in 2015. The decrease in selling and administrative expenses in 2015 compared to 2014 also reflects a $4.1 million decrease in compensation expense related to our company-wide profit sharing program, a $1.9 million decrease in costs due to a gain realized in 2015 resulting from the sale of a facility primarily used for selling and administrative activities by one of our operating companies within this reporting segment, a $1.0 million decrease in sales commissions and approximately $2.2 million of other lower costs, including reductions in discretionary spending such as travel. These decreases were partially offset by $4.8 million of increased costs related to strategic growth initiatives, including costs for research & development and information technology activities, $4.2 million of increased costs resulting from the Filter Resources acquisition in December 2014, and $1.4 million of restructuring charges recognized in 2015 related to a reduction-in-force executed by the Company as a part of a broader effort to more closely align operating expenses with the Company's long-term strategic initiatives and recent macroeconomic business conditions. With selling and administrative expenses in this segment decreasing 2% while segment net sales increased less than one percent, our selling and administrative expenses as a percentage of net sales in this segment decreased to 22.1% in 2015 from 22.5% in 2014.

2014 versus 2013

Net sales

The $283.4 million, or 52%, increase in net sales for our Industrial/Environmental Filtration segment in 2014 compared to 2013 is detailed in the following tables:

GE Air Filtration acquisition	41%
Organic volume	8%
Bekaert Business acquisition	3%
Pricing	—%
Foreign exchange	—%
52%

(Dollars in millions)	Net Sales
2013	$549.7

U.S. net sales	154.4
Foreign net sales (including export)	131.5
Foreign exchange	(2.5)
Net increase	283.4

2014	$833.1

The net increase in U.S. net sales for our Industrial/Environmental Filtration segment in 2014 from 2013 is detailed as follows:

(Dollars in millions)	Net Sales
GE Air Filtration acquisition	$117.1
Natural gas filtration vessels and aftermarket filters	18.5
HVAC and other industrial air filtration products	5.9
Filter sales through TFS	5.2
Dust collector systems	3.8
Aerospace filters	2.0
All other, net	1.9
Increase in U.S. net sales	$154.4

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

Packaging Segment

	2015	2014	2013	2015 v 2014			2014 v 2013
(Dollars in thousands)	2015	2014	2013	$ Change	% Change		$ Change	% Change
Net sales	$40,909	$75,949	$74,000	$(35,040)	(46)%		$1,949	3%
Cost of sales	33,954	63,506	59,994	(29,552)	(47)%		3,512	6%
Gross profit	6,955	12,443	14,006	(5,488)	(44)%		(1,563)	(11)%
Selling and administrative expenses	4,812	7,731	7,731	(2,919)	(38)%		—	—%
Operating profit	$2,143	$4,712	$6,275	$(2,569)	(55)%		$(1,563)	(25)%

Gross margin	17.0%	16.4%	18.9%		0.6	pt		(2.5)	pt
Selling and administrative percentage	11.8%	10.2%	10.4%		1.6	pt		(0.2)	pt
Operating margin	5.2%	6.2%	8.5%		(1.0)	pt		(2.3)	pt

Our Packaging segment manufactures and markets consumer and industrial packaging products. As is discussed in Note C to the Consolidated Financial Statements, on June 27, 2015, the Company sold 100% of the outstanding shares of J.L. Clark to CCI. J.L. Clark was the sole operating company within the Packaging Segment. As a result of the sale, the Company has exited the packaging business, consistent with our strategic focus on being a leading global provider of filtration products, systems and services. The financial results presented below for the Packaging segment reflect the results of the J.L. Clark business, including its pro-rata share of allocated corporate administrative costs, through June 27, 2015, the date of closing of the disposition.

2015 versus 2014

Net Sales

The $35.0 million, or 46%, decrease in net sales for our Packaging segment in 2015 compared to 2014 is detailed in the following tables:

Divestiture of J.L. Clark	(47)%
Volume	1%
(46)%

(Dollars in millions)	Net Sales
Divestiture of J.L. Clark	$(35.9)
All other, net	0.9
Decrease in net sales	$(35.0)

The 46% decrease in net sales at our Packaging segment in 2015 compared to 2014 primarily resulted from the divestiture of J.L. Clark on June 27, 2015 and our ownership of the business for approximately seven months in 2015 prior to such divestiture, in comparison to a full twelve months of ownership in 2014. Prior to the divestiture, packaging net sales increased 1%, or approximately $0.9 million, versus the comparable prior year period. This increase was primarily due to higher sales of smokeless tobacco packaging, spice packaging and decorated flat sheet metal products.

Cost of Sales

Cost of sales in this segment decreased $29.6 million, or 47%, in 2015 compared to 2014. The decrease in cost of sales in 2015 compared to 2014 primarily resulted from the divestiture of J.L. Clark on June 27, 2015, and our ownership of this business for approximately seven months in 2015 prior to such divestiture, in comparison to a full year of ownership in 2014. The 47% decrease in cost of sales was greater than the 46% decrease in segment net sales. As a result, gross margin in this segment increased to 17.0% in 2015 from 16.4% in 2014. This 0.6 percentage point increase in gross margin mainly resulted from reduced variable manufacturing expenses, including lower utility costs and repair costs, improved absorption of fixed manufacturing costs due to higher sales volume, and lower production scrap costs prior to the divestiture of J.L. Clark.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.9 million, or 38%, in 2015 compared to 2014. This decrease was primarily the result of a $2.9 million decrease due to the divestiture of J.L. Clark on June 27, 2015, and our ownership of this business for approximately seven months in 2015 prior to such divestiture, in comparison to a full year of ownership in 2014. With selling and administrative expenses decreasing 38% while segment net sales decreased 46%, our selling and administrative expenses as a percentage of net sales in this segment increased to 11.8% in 2015 from 10.2% in 2014.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our credit agreement, including our five-year revolving credit facility, will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures, including the expansion of facilities, provide for interest and principal payments related to debt agreements, fund pension contributions and repurchase our common stock. We completed two acquisitions in December 2013, the acquisitions of the GE Air Filtration business and the Bekaert Advanced Filtration business, we acquired Stanadyne Corporation's diesel fuel filtration business in May 2014, and we acquired Filter Resources in December 2014, and we intend to continue to assess acquisition opportunities in related filtration businesses. Any such acquisitions could affect operating cash flows and require changes in our debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings.

We had cash, cash equivalents and restricted cash of $101.5 million at the end of 2015. Approximately $96.1 million of this cash was held at entities outside of the U.S. Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes. Cash and cash equivalents are held by financial institutions throughout the world. We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.3 at the end of 2015 was higher than the current ratio of 3.2 at the end of 2014. This increase was primarily the result of a $20.7 million decrease in total current liabilities, due mainly to a $13.6 million decrease in accrued liabilities. The $13.6 million decrease in accrued liabilities at the end of 2015 compared to the end of 2014 primarily resulted from a $13.1 million decrease in accrued salaries, wages & commissions payable, which was driven by lower accrued incentive compensation based on lower performance under our company-wide profit sharing program, and lower commissions payable consistent with lower sales. This effect was partly offset by a $47.3 million reduction in accounts receivable, which resulted primarily from the divestiture of J.L. Clark, as well as lower sales and improved collections across various businesses.

On April 5, 2012 we entered into a five-year multicurrency revolving credit agreement with a group of financial institutions, under which the Company could borrow up to $150.0 million under a selection of currencies and rate formulas. In November 2013 we entered into a credit agreement amendment to add a $100.0 million term loan facility to the revolving credit agreement, and in May 2014 we entered into another credit agreement amendment to increase the size of the term loan facility to $315.0 million. On November 2, 2015 we amended and restated the credit agreement, under which the Company may borrow up to $700.0 million under senior credit facilities comprised of a $500.0 million revolving credit facility (the "Revolving Credit Facility") and $200.0 million of term loans (the "Term Loans", and together with the Revolving Credit Facility, the "Credit Facility"). The Revolving Credit Facility includes a $50.0 million swing line sub-facility and a $50.0 million letter of credit sublimit, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions and other customary terms and conditions. We believe the financial institutions that are party to this agreement have adequate capital resources and will be able to fund future borrowings under the Credit Facility. At our election, borrowings under the Revolving Credit Facility and Term Loans bear interest at either a defined base rate, or LIBOR plus an applicable margin determined with reference to the Company's consolidated leverage ratio. Swing line borrowings bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The amended and restated credit agreement also contains certain covenants customary for such agreements, including covenants that place limits on our ability to incur additional debt, require us to maintain minimum levels of interest coverage, and restrict certain changes in ownership, as well as customary events of default. The principal balance outstanding under the Revolving Credit Facility is payable in full at maturity on November 1, 2020. Principal is payable in respect of the Term Loans in quarterly installments based on specified percentages of the initial principal amount of the Term Loans, and the entire outstanding principal balance of the Term Loans is payable in full at maturity on November 1, 2020.

At the end of 2015, we had $200.0 million of outstanding Term Loans and $197.0 outstanding on the Revolving Credit Facility, each with a weighted average interest rate including margin of approximately 1.44%. We borrowed $100.0 million in November 2013 to fund a portion of the cost of the acquisition of the GE Air Filtration business, now operated as CLARCOR Industrial Air, of which $80.0 million was outstanding at the end of 2015. We borrowed $315.0 million in April 2014 to fund the majority of the purchase price of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, of which $315.0 million was outstanding at the end of the 2015. At November 30, 2015, we also had approximately

$7.5 million outstanding on the $50.0 million letter of credit sub-facility.  Accordingly, we had approximately $295.5 million available for further borrowing at the end of 2015.

Total long-term debt of $405.2 million at the end of 2015 included $397.0 million outstanding under the Credit Facility, $7.4 million outstanding on industrial revenue bonds and $0.7 million of other long-term debt.  At the end of 2015 we were in compliance with all financial covenant requirements of the Credit Facility.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 26.7% at the end of 2015 compared to 27.1% at the end of 2014, with the decrease attributable to increased equity attributable to 2015 earnings.

We had 49.1 million shares of common stock outstanding at the end of 2015 compared with 50.2 million at the end of 2014.  This 1.1 million decrease was due to the repurchase of 1.3 million shares during 2015, offset in part by our issuance of 0.2 million shares in conjunction with stock-based incentive plans during 2015.  Shareholders’ equity increased to $1,110.5 million at the end of 2015 from $1,105.1 million at the end of 2014.  This $5.4 million increase was driven by net earnings of $134.9 million and stock issued and stock compensation expense pursuant to incentive plans of $16.4 million, partly offset by dividend payments of $41.2 million, our repurchase of common stock of $70.8 million and currency translation adjustments of $35.8 million.

Cash Flow 2015 versus 2014

Net cash provided by operating activities decreased $2.6 million in 2015 to $153.7 million from $156.3 million in 2014. This decrease was primarily attributable to a $9.3 million decrease in net earnings, which was partly offset by a $3.1 million reduction net cash used to fund working capital, as the net effect on cash from changes in assets and liabilities, net of business acquisitions, improved to a $37.9 million use of cash in 2015 from a $41.0 million use of cash in 2014.

Net cash used in investing activities decreased $631.0 million in 2015 to $33.2 million from $664.3 million in 2014, primarily due to a $574.4 million decrease in payments related to business acquisitions. In 2015 net cash used in investing activities included $20.9 million net cash paid for the acquisition of Filter Resources. In comparison, in 2014 net cash used in investing activities included $327.7 million net cash paid for the acquisition of Stanadyne Corporation's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions), $260.3 million net cash paid for the acquisition of the GE Air Filtration business (now operated as CLARCOR Industrial Air) and $7.3 million net cash paid for the acquisition of the Bekaert Business. In 2015 we also received $45.2 million net cash as a result of the disposition of the J.L. Clark business, which was sold to CCI on June 27, 2015.

Net cash from financing activities decreased $299.2 million to net cash used in financing activities of $110.6 million in 2015 from net cash provided by financing activities of $188.7 million in 2014. Net cash used in financing activities of $110.6 million in 2015 primarily included $70.8 million of payments for our repurchase of common stock, an increase of $38.0 million from 2014, and $41.0 million of cash dividends paid, an increase of $5.2 million from 2014. Net cash provided by borrowings under our Credit Facility decreased to $2.0 million of net borrowings in 2015, compared to $245.0 million of net borrowings in 2014. This decrease was primarily due to $315.0 million of borrowings in 2014 under our previous term loan facility to fund the majority of the cost of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile Solutions, of which $70.0 million was repaid in 2014.

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

Net cash provided by financing activities increased $56.1 million to $188.7 million in 2014 from $132.6 million in 2013. This increase was primarily due to $315.0 million of borrowings in 2014 under our previous term loan facility to fund the majority of the cost of the acquisition of Stanadyne Corporation's diesel fuel filtration business, now operated as CLARCOR Engine Mobile

Solutions. This was partly offset by $50.0 million of cash used to repay outstanding borrowings under our previous revolving credit facility and $20.0 million of cash used to repay outstanding borrowings under our previous term loan facility, as well as a $23.0 million decrease in proceeds received from the issuance of common stock pursuant to employee incentive plans — due primarily to a decrease in the amount of stock options exercised in 2014 compared to 2013 — and a $7.1 million increase in cash dividends paid, which increased to $35.8 million in 2014 from $28.7 million in 2013. Payments for our repurchase of common stock increased by $5.1 million to $32.8 million in 2014 from $27.7 million in 2013.

Fiscal Year 2016

In 2011 we announced that we intended to invest approximately $28.0 million to expand our manufacturing facility in Yankton, South Dakota to add capacity to produce heavy-duty engine filters. This additional capacity will support sales growth in the U.S. and for export. Our initial plans for this capacity expansion project included two phases. Through the end of 2015 we had invested approximately $17.1 million in this facility, completing the first phase of capacity expansion, which additional capacity became operational in 2013. We do not anticipate pursuing the second phase of capacity expansion and therefore this project is considered complete.

In 2013 we announced that we intended to invest approximately $40.0 million in our Engine/Mobile Filtration segment to build a new warehouse and distribution center adjacent to our manufacturing facility in Kearney, Nebraska. Through the end of 2015 we had incurred approximately $41.3 million in costs related to this project. The project is substantially complete.

In 2015 we incurred incremental costs of approximately $3.2 million related to the planning and implementation of strategic information technology projects, including the initial phase of implementation of an enterprise resource planning ("ERP") system at our Engine/Mobile Filtration segment global operating units, and the opening of a new Innovation Center near the Company's headquarters in Franklin, Tennessee, to support our global growth and innovation initiatives including research & development. In 2016 we expect to incur additional incremental costs of approximately $4.0 million to $6.0 million related to these initiatives. We view these incremental costs as investments for the future to facilitate the execution of our long-term strategic growth initiatives.

In 2016 we expect capital expenditures to be between $45.0 million and $55.0 million.

We have no material long-term purchase commitments.

We will continue to assess repurchases of our common stock.  In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period.  During 2015, we repurchased and retired 1.3 million shares of our common stock for $70.8 million at an average price of $53.14 per share.  During 2014, we repurchased and retired 0.5 million shares of our common stock for $32.8 million at an average price of $61.27 per share.  At the end of 2015, there was approximately $137.7 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, debt repayments, capital expenditures, acquisitions, interest rates and the market price of our common stock.

The following table summarizes our current fixed cash obligations as of the end of fiscal year 2015 for the years indicated:

	Payments Due by Period as of November 30, 2015
(Dollars in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Pension plan and other post-retirement contributions	$29.1	$0.6	$0.4	$5.0	$23.1
Operating leases	46.0	13.0	15.5	8.4	9.1
Open purchase orders	120.9	119.5	1.0	0.4	—
Long-term debt	405.2	7.8	37.8	352.1	7.5
Interest on long-term debt	55.4	8.2	22.3	24.7	0.2
Total	$656.6	$149.1	$77.0	$390.6	$39.9

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

Interest payments on our variable rate debt as reflected in the table above are determined based upon current interest rates and for the Credit Facility are based on projected future interest rates and assume that no additional borrowings or payments will be made on our Credit Facility, other than scheduled term loan payments, during the periods presented.

At the end of fiscal year 2015, our gross liability for uncertain income tax provisions was $3.9 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note K to the Consolidated Financial Statements.  We had no variable interest entity or special purpose entity agreements during 2015 or 2014.

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

The following lists the most critical accounting estimates used in preparing the Consolidated Financial Statements which require us to use significant judgment and estimates of amounts that are inherently uncertain:

•
Goodwill and Indefinite-lived Intangible Assets – At November 30, 2015 we had $581.8 million of goodwill and indefinite-lived intangible assets, representing 32.0% of our total assets. At November 30, 2014 we had $584.1 million of goodwill and indefinite-lived intangible assets, representing 30.9% of our total assets. We review goodwill for impairment annually during the fourth quarter and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These reviews of fair value involve judgment and estimates of discount rates, terminal values, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions.  All goodwill is allocated to a reporting unit component at the time of acquisition.  We have determined that the reporting unit components meet the criteria for aggregation into four reporting units.  These reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods.  In performing our impairment reviews, we estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows using market participant based assumptions.  We further analyzed various discount rates, transaction and capital market multiples and cash flows for aggregated reporting units to assess the reasonableness of our estimates and assumptions. Using the relief-from-royalty method, we assess our trademarks and trade names for impairment on an annual basis during the fourth quarter or more often if an event occurs or changes in circumstances indicate that the carrying amount of indefinite-lived intangible assets may not be recoverable. These reviews of fair value involve judgment and estimates, including projected revenues, royalty rates and discount rates.  We believe our valuation techniques and assumptions are reasonable for this purpose.  We have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets.  The results of our analysis performed as of November 30, 2015 indicated that the estimated fair value of each reporting unit and indefinite-lived intangible asset was substantially in excess of its carrying value and, accordingly, no impairment existed. There were no goodwill or indefinite-lived intangible asset impairment charges recorded in fiscal years 2015, 2014 or 2013.

•
Definite-lived Intangible Assets – At November 30, 2015 we had $253.6 million of definite-lived intangible assets, net of accumulated amortization, representing 13.9% of our total assets. At November 30, 2014 we had $270.6 million of definite-lived intangible assets, net of accumulated amortization, representing 14.3% of our total assets. We review definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the definite-lived intangible assets may not be recoverable. There were no definite-lived intangible asset impairment charges recorded in fiscal years 2015, 2014 or 2013.

•
Allowance for Losses on Accounts Receivable – Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which we sell and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends.  Our concentration of risk is also monitored and at the end of 2015, the largest outstanding customer account balance was $17.8 million and the five largest account balances totaled $40.6 million.  The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations.

•
Pensions – Our pension net periodic benefit expense and related obligations are determined using a number of significant actuarial assumptions, including those related to discount rates, long-term rates of return on pension plan assets and rates of compensation increases.  The discount rate assumption is intended to reflect the rate at which the pension benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plans. The discount rates used for each plan were based on the Citigroup Pension Discount Curve.  The projected benefit payments in each year were discounted using the appropriate spot rate from the curve.  For each plan, a single discount rate was determined that produced the same total discounted value.  That rate, rounded to 25 basis points, was the discount rate selected for the plan.  At November 30, 2015 the 4.0% discount rate used for the qualified plans for U.S. employees and the 3.25% discount rate used for the non-qualified plans for U.S. employees were selected as the best estimates of the rates at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plans using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits.  The 6.5% expected return on plan assets at November 30, 2015 was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.  The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the qualified plan.  The mortality table for the qualified plans is determined based on the actuarial table that is most reflective of the expected mortality of the plan participants.  The mortality table adopted (RP 2014 blend with MP-2015 mortality improvement scale) was developed for pension plans by a Society of Actuaries study.  The mortality table used for the nonqualified pension plan is specified by the plan agreement.  The assumptions are similarly determined for each pension obligation.  Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation.

In 2016, a 0.25% reduction in the discount rate would result in additional expense of approximately $0.4 million and a 0.25% reduction in the expected return on plan assets would result in additional expense of approximately $0.4 million for our qualified defined benefit pension plans for U.S. covered employees.  Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.  The unrecognized net actuarial loss of $58.1 million at year-end 2015 is due primarily to changes in assumptions related to discount rates and expected asset returns compared to actual asset returns.  This actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans.  See Note L to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under ASU 2014-08, the definition of a discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2014 (fiscal year 2016 for the Company). The Company has adopted ASU 2014-08 and has applied the guidance therein with respect to the disposal of the Company's J.L. Clark business, as discussed in Note C to the Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB deferred the effective date of ASU 2014-09 by one year. This new guidance is now effective for annual reporting periods, and interim reporting periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of this guidance on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issue costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. Amortization of such costs is still reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company), but early adoption is allowed. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issue costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company had unamortized debt issue costs of $2.8 million and $1.1 million at November 30, 2015 and November 30, 2014, respectively. The Company has not yet determined in which period it will adopt the new guidance. Upon adoption, long-term debt issuance costs will be reclassified from other long-term assets to long-term debt on the Consolidated Balance Sheets.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 (fiscal year 2018 for the Company). The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company). The Company adopted this guidance, prospectively, as of November 30, 2015.

Forward Looking Statements

This 2015 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements made in this 2015 Form 10-K, other than statements of historical fact, are forward-looking statements.  You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

•	statements and assumptions relating to anticipated future growth, earnings, earnings per share, future cash flows and other financial performance measures;

•	statements regarding management's short-term and long-term performance goals;

•	statements regarding anticipated order patterns and demand for products from our customers and our backlog or the anticipated economic conditions of the industries and markets that we serve;

•	statements related to the performance of the U.S., China, Europe and other economies generally;

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

•	statements relating to our research and development activities, including the development of new products and filter media;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources and borrowing capacity under the Credit Facility;

•	statements related to cost savings or restructuring initiatives;

•	statements regarding anticipated contributions and other payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to pending claims or litigation, including the 3M lawsuit referenced in Note N;

•	statements relating to the availability of raw materials and other supplies; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. The Company's past results of operations do not necessarily indicate its future results. The Company's future results may differ materially from the Company's past results due to various risks and uncertainties, including, but not limited to, risks associated with: global and national macroeconomic pressures, trends with respect to the health of the markets we serve, including with respect to challenging market conditions in various markets in the Engine/Mobile Filtration segment and the Industrial/Environmental Filtration segment, our ability to execute upon long-term strategic growth initiatives, our ability to execute upon restructuring and other cost reduction opportunities throughout the Company, customer concentration issues in certain geographic locations and in respect of certain of our businesses, our ability to integrate the businesses we have acquired, currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, commodity price increases and/or limited availability of raw materials and component products, including steel, compliance costs associated with environmental laws and regulations, political factors, our international operations, highly competitive markets, governmental laws and regulations, potential information systems interruptions and intrusions, potential global events resulting in instability and unpredictability in the world's markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, changes in accounting standards or adoption of new accounting standards, adverse effects of natural disasters, legal challenges with respect to intellectual property, product liability exposure, changes in tax rates or exposure to additional income tax liabilities, potential labor disruptions, other risks discussed in the "Risk Factors" section of this 2015 Form 10-K and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements.  These statements speak only as of the date of this 2015 Form 10-K.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking or other statements included in this 2015 Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason.

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

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash, cash equivalents and certain short-term, highly liquid investments.  Interest rate fluctuations could affect earnings, cash flows or the fair value of our financial liabilities.  Our debt obligations are primarily at variable rates and are denominated in U.S. dollars.  To minimize the long-term costs of borrowing, we manage our interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements and the duration of such agreements. From time-to-time, we have also made use of derivative financial instruments to manage certain interest rate risks, although we did not utilize any such derivative financial instruments in 2015 or 2014.  The $200.0 million of outstanding Term Loans at November 30, 2015 and the $197.0 million of borrowings outstanding at November 30, 2015 on the Revolving Credit Facility bear interest at variable interest rates that fluctuate with market rates. In 2016, a hypothetical 1% increase in the interest rates that apply to the Term Loans and the borrowings outstanding on the Revolving Credit Facility could cause our annual interest expense to increase by approximately $4.0 million. Our return on cash and cash equivalents is also subject to interest rate risk.  Based upon the $101.5 million in cash and cash equivalents at the end of 2015, a hypothetical 0.25% change in interest rates could impact annual interest income by approximately $0.3 million.  These hypothetical changes in interest expense and interest income would increase or decrease as cash and cash equivalents increase or decrease.

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

When we acquired CLARCOR Industrial Air in 2014, approximately $50.0 million of the $260.3 million purchase price was paid through a U.K. subsidiary of the Company, using funds advanced from one of our U.S. subsidiaries through a European holding company. We intend to settle the underlying inter-company advances in cash. Therefore, we are exposed to translation risk from changes in foreign currency rates on the inter-company advances. In 2015 and 2014 we made use of foreign currency forward contracts to manage this translational foreign exchange risk. From time to time, we also use foreign currency forward contracts to hedge against changes in foreign currency exchange rates on certain unrecognized firm sales commitments expected to be settled at future dates. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We mitigate this market risk by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. We enter into derivative instruments for risk management purposes only. We do not hold or issue derivatives for trading or speculative purposes. For more information on derivative instruments and hedging activities, see Note G in the Notes to Consolidated Financial Statements.

We are also exposed to transaction risk from changes in foreign currency rates through sales and purchasing transactions when we sell products in functional currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include U.S. Dollar, Euro, British Pound Sterling, Canadian Dollar, Chinese Yuan Renminbi, Australian Dollar, Malaysian Ringgit, Mexican Peso, Brazilian Real, Moroccan Dirham and South African Rand. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency transaction risk on sales and purchasing transactions. Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in several markets that we serve, which we believe creates a natural hedge to our foreign currency exchange rate risk. In 2015, the percentages of our net sales denominated in a currency other than the U.S. Dollar were as follows:

Percentage of 2015 Net Sales
Functional currency:
Euro	5%
British Pound	5%
Chinese Yuan	3%
Canadian Dollar	2%
All other foreign currencies	5%
20%

Currency exchange rates vary daily and often one currency strengthens against the U.S. Dollar while another currency weakens.  Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.  However, if the U.S. Dollar strengthened or weakened 10% relative to the currencies where our foreign income and cash flows are derived, the estimated effect on the consolidated results of operations would be $0.05 per diluted share based upon 2015 results.  The effect of changes in the average foreign currency translation rates in 2015 compared to 2014 unfavorably impacted our operating profit by approximately $4.4 million in 2015.

Commodity Prices

We are exposed to changing commodity prices, including but not limited to, steel, filter media, resins and other chemicals. Historically, since a large majority of our business units deal with aftermarket customers (as opposed to first-fit or OEM customers) where we have greater control of pricing, we have generally been able to successfully pass significant commodity price increases onto our customers. In addition, due to the nature of our aftermarket filtration products, we believe our customer demand is rather inelastic, meaning reasonable price increases do not significantly impact customer demand. In addition, our business units which manufacture filtration vessels or systems are typically able to time customer price quotations with steel purchases and are able to base quotations on actual steel costs. If we were not able to pass through commodity price increases to our customers, we estimate a 1% increase/decrease in the price of all the commodities we purchase would increase/decrease cost of sales and decrease/increase operating profit by approximately $5.9 million based upon 2015 results.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2015 Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of November 28, 2015, the end of the period covered by this 2015 Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company.  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of November 28, 2015.

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended November 28, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of November 28, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this 2015 Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

(a)(2) Financial Statement Schedule

II. Valuation and Qualifying Accounts and Reserves	F-45

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

3.1	The registrant’s Second Restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007.
3.2	The registrant’s Second Amended and Restated By-Laws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 29, 2015.
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
The registrant’s Supplemental Retirement Plan (as amended and restated effective December 1, 1994).  Incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 3, 1994. +

10.4
Form of Change in Control Agreement with each of the Company's executive officers (other than Jacob Thomas and Keith White) and other Company executives. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report filed on Form 8-K on December 30, 2008 (the “2008 8-K”). +

10.4(a)	Trust Agreement dated December 1, 1997. Incorporated by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 29, 1997 (the “1997 10-K”). +
10.4(b)	Executive Benefit Trust Agreement dated December 22, 1997. Incorporated by reference to Exhibit 10.4(e) to the 1997 10-K. +
*10.4(c)	Form of Change of Control Agreement with Jacob Thomas and Keith White.
10.5	The registrant’s 1994 Incentive Plan (the “1994 Plan”) as amended through June 30, 2000. Incorporated by reference to Exhibit 10.5 to the 2000 10-K. +
10.5(a)	Amendment to the 1994 Plan adopted December 18, 2000. Incorporated by reference to Exhibit 10.5(a) to the 2000 10-K. +
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
10.6(a)
Amended and Restated Credit Agreement, dated as of November 2, 2015, by and among the Company, CLARCOR EM Holdings, Inc., CLARCOR Engine Mobile Solutions, LLC, the lenders party thereto and Bank of America, N.A., as administrative agent, as swing line lender and as a letter of credit issuer. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2015.

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
10.11(a)
Form of Agreement for the Issuance of Performance-Based Restricted Stock Units used by the Company for executive officers and certain other senior members of Company management receiving performance-based restricted stock units, made under the 2014 Incentive Plan. Incorporated by reference to Exhibit 10.7(e) to the Company's Quarterly Report on Form 10-Q filed March 20, 2015. +

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
___________________
*    Filed or furnished herewith.
**    Submitted electronically with this 2015 Annual Report on Form 10-K
+    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 22, 2016

CLARCOR Inc.
(Registrant)
By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway
Chairman of the Board, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 22, 2016	By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway Chairman of the Board, President & Chief Executive Officer

Date: January 22, 2016	By:	/s/ DAVID J. FALLON
David J. Fallon Chief Financial Officer & Chief Accounting Officer

Date: January 22, 2016	By:	/s/ JAMES W. BRADFORD, JR.
James W. Bradford, Jr. Director

Date: January 22, 2016	By:	/s/ ROBERT J. BURGSTAHLER
Robert J. Burgstahler Director

Date: January 22, 2016	By:	/s/ WESLEY M. CLARK
Wesley M. Clark Director

Date: January 22, 2016	By:	/s/ PAUL DONOVAN
Paul Donovan Director

Date: January 22, 2016	By:	/s/ MARK A. EMKES
Mark A. Emkes Director

Date: January 22, 2016	By:	/s/ THOMAS W. GIACOMINI
Thomas W. Giacomini Director

Date: January 22, 2016	By:	/s/ ROBERT H. JENKINS
Robert H. Jenkins Director

Date: January 22, 2016	By:	/s/ PHILLIP R. LOCHNER, JR.
Phillip R. Lochner, Jr. Director

Date: January 22, 2016	By:	/s/ JAMES L. PACKARD
James L. Packard Director

CLARCOR Inc.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended November 30,
2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CLARCOR Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries at November 28, 2015 and November 29, 2014 and the results of their operations and their cash flows for each of the three years in the period ended November 28, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note A to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the balance sheet in 2015.

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

/s/ PricewaterhouseCoopers LLP
Nashville, Tennessee
January 22, 2016

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended November 30, 2015, 2014 and 2013
(Dollars in thousands except share data)

	2015	2014	2013
Net sales	$1,481,026	$1,512,854	$1,130,770
Cost of sales	992,397	1,015,819	760,561
Gross profit	488,629	497,035	370,209

Selling and administrative expenses	290,682	286,607	195,593
Operating profit	197,947	210,428	174,616

Other income (expense):
Interest expense	(5,629)	(3,700)	(615)
Interest income	443	420	690
Other, net	5,204	4,415	(391)
	18	1,135	(316)

Earnings before income taxes	197,965	211,563	174,300
Provision for income taxes	63,052	67,380	55,950

Net earnings	134,913	144,183	118,350

Net earnings attributable to noncontrolling interests, net of tax	(209)	(99)	(274)

Net earnings attributable to CLARCOR Inc.	$134,704	$144,084	$118,076

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.70	$2.86	$2.36
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.67	$2.83	$2.34

Weighted average number of shares outstanding - Basic	49,981,118	50,405,549	49,988,577
Weighted average number of shares outstanding - Diluted	50,429,454	50,871,249	50,538,947

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
For the years ended November 30, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Net earnings	$134,913	$144,183	$118,350

Other comprehensive income:

Pension and other postretirement benefits liability adjustments, net of deferred taxes of $(1,163), $4,645 and $(12,286), respectively	1,664	(7,789)	21,029
Foreign currency translation (loss) gain	(35,636)	(16,477)	918

Comprehensive earnings	100,941	119,917	140,297

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(59)	(184)	(245)
Comprehensive loss (earnings) attributable to redeemable noncontrolling interests	155	249	(82)

Comprehensive earnings attributable to CLARCOR Inc.	$101,037	$119,982	$139,970

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2015 and 2014
(Dollars in thousands except share data)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$101,529	$94,064
Accounts receivable, less allowance for losses of $14,765 for 2015 and $10,811 for 2014	258,280	305,580
Inventories	274,825	274,718
Deferred income taxes	—	37,749
Income taxes receivable	3,781	—
Prepaid expenses and other current assets	26,380	16,796
Total current assets	664,795	728,907

Property, plant and equipment, at cost, less accumulated depreciation	301,019	288,356
Asset held for sale	533	—
Goodwill	506,265	507,172
Acquired intangibles, less accumulated amortization	329,155	347,578
Deferred income taxes	3,651	—
Other noncurrent assets	13,038	16,756
Total assets	$1,818,456	$1,888,769
LIABILITIES
Current liabilities:
Current portion of long-term debt	$7,788	$233
Accounts payable	87,546	97,885
Accrued liabilities	106,410	120,036
Income taxes payable	1,956	6,226
Total current liabilities	203,700	224,380

Long-term debt, less current portion	397,368	411,330
Long-term pension and postretirement healthcare benefits liabilities	31,577	33,266
Deferred income taxes	64,908	104,250
Other long-term liabilities	10,438	8,853
Total liabilities	707,991	782,079

Contingencies (Note N)
Redeemable noncontrolling interests	—	1,587

SHAREHOLDERS' EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 120,000,000 shares, issued 49,110,898 for 2015 and 50,204,497 for 2014	49,111	50,204
Capital in excess of par value	—	10,644
Accumulated other comprehensive loss	(88,052)	(54,080)
Retained earnings	1,148,510	1,097,292
Total CLARCOR Inc. equity	1,109,569	1,104,060
Noncontrolling interests	896	1,043
Total shareholders' equity	1,110,465	1,105,103
Total liabilities and shareholders' equity	$1,818,456	$1,888,769

 The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2015, 2014 and 2013
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total
Balance, November 30, 2012	49,652,737	$49,653	$—	$(51,708)	$902,899	$900,844	$986	$901,830
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	118,076	118,076	257	118,333
Other comprehensive loss (excludes redeemable noncontrolling interests)	—	—	—	21,894	—	21,894	(12)	21,882
Stock options exercised	1,128,310	1,128	31,672	—	—	32,800	—	32,800
Tax benefit applicable to stock options	—	—	7,231	—	—	7,231	—	7,231
Tax benefit applicable to restricted stock	—	—	1,280	—	—	1,280	—	1,280
Issuance and expense of stock under award plans	123,594	124	2,839	—	—	2,963	—	2,963
Purchase and retire stock	(534,100)	(534)	(23,956)	—	(3,218)	(27,708)	—	(27,708)
Stock option expense	—	—	3,212	—	—	3,212	—	3,212
Cash dividends - $0.5750 per common share	—	—	—	—	(28,744)	(28,744)	(206)	(28,950)
Balance, November 30, 2013	50,370,541	$50,371	$22,278	$(29,814)	$989,013	$1,031,848	$1,025	$1,032,873
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	144,084	144,084	233	144,317
Other comprehensive earnings (excludes redeemable noncontrolling interests)	—	—	—	(24,266)	—	(24,266)	(49)	(24,315)
Stock options exercised	322,473	322	10,416	—	—	10,738	—	10,738
Tax benefit applicable to stock options	—	—	2,668	—	—	2,668	—	2,668
Tax benefit applicable to restricted stock	—	—	101	—	—	101	—	101
Issuance and expense of stock under award plans	47,186	47	2,441	—	—	2,488	—	2,488
Purchase and retire stock	(535,703)	(536)	(32,286)	—	—	(32,822)	—	(32,822)
Stock option expense	—	—	5,026	—	—	5,026	—	5,026
Cash dividends - $0.7100 per common share	—	—	—	—	(35,805)	(35,805)	(166)	(35,971)
Balance, November 30, 2014	50,204,497	$50,204	$10,644	$(54,080)	$1,097,292	$1,104,060	$1,043	$1,105,103

			(Continued)

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2015, 2014 and 2013
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total
Balance, November 30, 2014	50,204,497	$50,204	$10,644	$(54,080)	$1,097,292	$1,104,060	$1,043	$1,105,103
Net earnings (excludes redeemable noncontrolling interests)			—	—	134,704	134,704	228	134,932
Other comprehensive loss (excludes redeemable noncontrolling interests)			—	(33,972)	—	(33,972)	(169)	(34,141)
Stock options exercised	176,103	176	6,432	—	—	6,608	—	6,608
Tax benefit applicable to stock options	—	—	1,032	—	—	1,032	—	1,032
Tax benefit applicable to restricted stock	—	—	215	—	—	215	—	215
Issuance and expense of stock under award plans	62,239	62	3,147	—	—	3,209	—	3,209
Purchase and retire stock	(1,331,941)	(1,331)	(26,845)	—	(42,601)	(70,777)	—	(70,777)
Stock option expense	—	—	5,375	—	—	5,375	—	5,375
Other	—	—	—	—	87	87	—	87
Cash dividends - $0.8200 per common share	—	—	—	—	(40,972)	(40,972)	(206)	(41,178)
Balance, November 30, 2015	49,110,898	$49,111	$—	$(88,052)	$1,148,510	$1,109,569	$896	$1,110,465

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended November 30, 2015, 2014 and 2013
(Dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net earnings	$134,913	$144,183	$118,350
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	31,075	30,065	26,329
Amortization	25,528	20,362	5,904
Other noncash items	(268)	995	1,754
Net (gain) loss on disposition of assets	(2,144)	67	3,862
Net gain on disposition of J.L. Clark	(12,132)	—	—
Impairment of investments	6,729	—	—
Bargain purchase gain	—	(2,815)	—
Stock-based compensation expense	9,093	7,278	5,060
Excess tax benefit from stock-based compensation	(1,246)	(2,769)	(8,528)
Deferred income taxes	3,452	911	1,216
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	31,782	(28,748)	(11,044)
Inventories	(22,058)	(7,846)	(7,826)
Prepaid expenses and other current assets	(13,490)	(7,004)	(1,833)
Other noncurrent assets	(10,809)	(2,384)	1,396
Accounts payable, accrued liabilities and other liabilities	(18,221)	2,591	8,363
Pension and postretirement healthcare liabilities, net	1,207	915	(20,616)
Income taxes	(9,666)	545	12,854
Net cash provided by operating activities	153,745	156,346	135,241

Cash flows from investing activities:
Restricted cash	—	1,339	(197)
Business acquisitions, net of cash acquired	(20,882)	(595,328)	—
Business dispositions, net of cash paid	45,232	—	—
Payments for purchase of property, plant and equipment	(64,535)	(69,681)	(44,651)
Proceeds from disposition of plant assets	7,469	491	3,373
Investment in affiliates	(525)	(1,073)	(615)
Net cash used in investing activities	(33,241)	(664,252)	(42,090)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit agreement	197,000	(50,000)	50,000
Borrowings under term loan facility	—	315,000	100,000
Payments on term loan facility	(195,000)	(20,000)	—
Payments on long-term debt, including business acquisition-related seller financing	(8,665)	(1,620)	(4,037)
Payments of financing costs	(50)	(752)	(298)
Sale of capital stock under stock option and employee purchase plans	8,106	12,076	35,047
Acquisition of noncontrolling interest	(1,239)	—	—
Payments for repurchase of common stock	(70,777)	(32,822)	(27,708)
Excess tax benefit from stock-based compensation	1,246	2,769	8,528
Dividend paid to noncontrolling interests	(206)	(166)	(206)
Cash dividends paid	(40,972)	(35,805)	(28,744)
Net cash (used in) provided by financing activities	(110,557)	188,680	132,582
Net effect of exchange rate changes on cash	(2,482)	1,728	333
Net change in cash and cash equivalents	7,465	(317,498)	226,066
Cash and cash equivalents, beginning of period	94,064	411,562	185,496
Cash and cash equivalents, end of period	$101,529	$94,064	$411,562

Cash paid during the period for interest	$4,874	$3,028	$374
Cash paid during the period for income taxes, net of refunds	$70,146	$67,534	$42,602

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

A.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

CLARCOR Inc. and its subsidiaries (collectively, the “Company” or “CLARCOR”) is a global provider of filtration products, filtration systems and services, and consumer and industrial packaging products.  As discussed further in Note Q, the Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. On June 27, 2015, the Company completed the disposition of J.L. Clark, Inc., which was the sole operating company within the Company's Packaging segment. The Consolidated Financial Statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of each respective reporting period presented.  All intercompany accounts and transactions have been eliminated.

Accounting Period

The Company's fiscal year-end is the Saturday closest to November 30, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year.  The fiscal years ended November 28, 2015, November 29, 2014, and November 30, 2013 were each comprised of fifty-two weeks.  For clarity of presentation in the Consolidated Financial Statements, all fiscal years are shown to begin as of December 1 and end as of November 30.

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

Foreign Currency Translation and Transactions

Financial statements of foreign subsidiaries are translated into U.S. Dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period and equity accounts are translated at historical rates.  Net exchange gains or losses resulting from the translation of foreign financial statements are presented in the Consolidated Statements of Comprehensive Earnings. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Other, net, included in Other income (expense), included net foreign currency transaction (losses) gains of $(215), $1,251, and $(520) in fiscal years 2015, 2014 and 2013, respectively.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company had no current restricted cash as of November 30, 2015 and 2014, respectively. The Company had $1,294 of noncurrent restricted cash recorded in Other noncurrent assets as of November 30, 2015 and 2014 corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, or the underlying hedge transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued. Further information related to derivatives and hedging activities is included in Note G of the Notes to Consolidated Financial Statements.

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

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost.  The Company periodically assesses its inventories for potential excess, slow movement and obsolescence and adjusts inventory values accordingly.  Inventories are summarized as follows:

	2015	2014
Raw materials	$99,129	$101,848
Work in process	43,907	41,729
Finished products	131,789	131,141
	$274,825	$274,718

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

Plant assets classified as Assets held for sale are initially measured at the lesser of the assets’ carrying amount or the fair value less estimated costs to sell.  Gains or losses are recognized for any subsequent changes in the fair value less estimated costs to sell; however, gains are only recognized to the extent of cumulative losses previously recognized.  Plant assets classified as Assets held for sale are not depreciated. As of November 30, 2015, property, plant and equipment of $533 related to property held in Rockford, Illinois was classified as an Asset held for sale. The Company had no plant assets classified as held for sale as of November 30, 2014.

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

Impairment of Long-Lived Assets

The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including plant assets, associated identifiable intangible assets and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the years ended November 30, 2015, 2014 and 2013, the Company had no significant impairment losses related to plant assets, identifiable intangible assets and goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustments and pension related gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through net periodic benefit costs.  Changes in Accumulated other comprehensive loss by component are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Total
Balance at November 30, 2014, net of tax	$(37,667)		$(16,413)	$(54,080)
Other comprehensive loss before reclassifications and tax	(637)	(a)	(35,636)	(36,273)
Tax benefit	257		—	257
Other comprehensive loss before reclassifications, net of tax	(380)		(35,636)	(36,016)
Reclassifications, before tax	3,464	(b)	—	3,464
Tax expense	(1,420)		—	(1,420)
Reclassifications, net of tax	2,044		—	2,044
Other comprehensive gain (loss), net of tax	1,664		(35,636)	(33,972)
Balance at November 30, 2015, net of tax	$(36,003)		$(52,049)	$(88,052)

(a) Includes gains of $3,988 related to a curtailment and re-measurement of the assets and liabilities of the Company's qualified U.S. pension plan resulting from the disposal of J.L. Clark. See Note L for related information.

(b) Includes amortization of prior service cost and net actuarial loss included in net periodic benefit cost that were reclassified from accumulated other comprehensive loss to selling and administrative expenses. See Note L for related information.

Stock-based Compensation

Stock-based employee compensation cost is recognized using the fair-value based method for all awards granted on or after the beginning of fiscal year 2006.  The Company issues stock option awards and restricted stock unit awards to employees and issues shares of common stock to non-employee directors under its stock-based incentive plans.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  Compensation cost related to restricted stock units is recorded based on the market price of the Company’s common stock on the grant date.  The Company recognizes compensation expense from the date of grant on a straight-line basis over the vesting period of the award, which is typically a four year period, or to the date retirement eligibility is achieved, whichever is shorter.  For those who are already retirement eligible on the date of grant, compensation expense for the full award is recognized immediately.

The Company also issues performance-based restricted stock unit awards to employees. Fair value of performance-based restricted stock unit awards is determined based on the market price of the stock on the grant date. The Company recognizes compensation expense for performance-based restricted stock unit awards ratably over the period in which the stock units are earned, based on a periodic determination of the probable performance outcome.

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

The Company uses the percentage of completion accounting revenue recognition method for qualifying contracts under which products are manufactured to customer specifications.  Approximately $42,338, $35,537 and $42,002 of the Company’s total revenue for fiscal years 2015, 2014 and 2013, respectively, was recognized under the percentage of completion accounting method.  Revenue is recognized on contracts utilizing the percentage of completion method based on costs incurred as a percentage of estimated total costs.  Revenue recognized on uncompleted contracts in excess of amounts billed to customers is reflected as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

current asset.  Amounts billed to customers in excess of revenue recognized on uncompleted contracts are reflected as a current liability. When it is estimated that a contract will result in a loss, the entire amount of the estimated loss is accrued. The effect of revisions in costs and profit estimated for contracts is reflected in the accounting period in which the facts requiring the revisions become known.

Product Warranties

The Company provides for estimated warranty costs when the related products are recorded as sales or for specific items at the time existence of the claims is known and the amounts are reasonably determinable.

Research and Development

The Company charges research and development costs, relating to the development of new products or the improvement or redesign of its existing products, to expense when incurred.  These costs were approximately $21,650 in 2015, $18,102 in 2014 and $11,334 in 2013.

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

Guarantees

At November 30, 2015 and 2014, the Company had letters of credit totaling $24,581 and $33,359, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations.  The Company believes that no payments will be required resulting from these obligations.

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined.  The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements and Property, Plant and Equipment; Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 modifies the requirements for reporting discontinued operations. Under the amendments in ASU 2014-08, the definition of discontinued operation has been modified to only include those disposals of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results. ASU 2014-08 also expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2014 (fiscal year 2016 for the Company). The Company has adopted ASU 2014-08 and has applied the guidance therein with respect to the disposal of the Company's J.L. Clark business, as discussed in Note C.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company) and early adoption is not permitted. Subsequently, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date," that moves the effective date out one year (fiscal 2019 for the Company). Companies may use either a full

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 and ASU 2015-14 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issue costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. Amortization of such costs is still reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company), but early adoption is allowed. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issue costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company had unamortized debt issue costs of $2,756 and $1,114 at November 30, 2015 and November 30, 2014, respectively. The Company has not yet determined in which period it will adopt the new guidance. Upon adoption, long-term debt issuance costs will be reclassified from other long-term assets to long-term debt on the Consolidated Balance Sheets.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 (fiscal year 2018 for the Company). The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company). The Company adopted this guidance, prospectively, as of November 30, 2015.

B.    BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

Filter Resources
On December 17, 2014, the Company acquired 100% of the outstanding shares of Filter Resources, Inc., Filtration, Inc. and Fabrication Specialties, Inc. (collectively, "Filter Resources"). The purchase price for Filter Resources was approximately $21,861, which the Company funded with borrowings under the Company's revolving credit facility. The Company assumed long-term debt of the business of $1,250, which was immediately repaid in connection with the closing.
Filter Resources has operating facilities located in the Texas gulf coast and Louisiana region, with approximately 75 total employees. The business is engaged in the manufacture and distribution of filtration products for petrochemical, refinery, pipeline and other industrial applications. The operations of Filter Resources have been merged into the Company's PECOFacet group of companies, headquartered in Mineral Wells, Texas. Its results are included as a part of the Company's Industrial/Environmental Filtration segment from the date of acquisition.
A contingent liability for a potential earn-out payment to the former owners, based on adjusted earnings from certain capital projects, was initially recorded at its acquisition-date estimated fair value of $1,154 and is being accreted to its face value of $1,350 ratably through the conclusion of the earn-out period in 2016. The resulting contingent liability of $1,285 is included in Accrued liabilities in the Consolidated Balance Sheet at November 30, 2015, with $131 of accretion recorded as Interest expense in the Consolidated Statement of Earnings for the year ended November 30, 2015.
An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management's best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition-date fair values, while transaction costs associated with the acquisition were expensed as incurred. The allocation of the purchase price to assets acquired and liabilities assumed was finalized as of November 30, 2015. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Filter Resources:

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
	$10,880

Net sales and operating profit attributable to Filter Resources from December 17, 2014 (the date of the closing of the acquisition) through November 30, 2015 were $19,666 and $1,898, respectively.
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
CLARCOR Engine Mobile Solutions has approximately 200 employees and is headquartered in Windsor, Connecticut, with manufacturing operations in Washington, North Carolina. Its results are included as part of the Company’s Engine/Mobile Filtration segment from the date of acquisition. The purchase price paid was approximately $327,719 in cash (cash to Stanadyne Corporation of $327,719, net of $0 cash acquired), which the Company funded with cash on hand, a $315,000 term loan and $10,000 borrowed under the Company’s revolving credit facility (see Note J).

An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. During the quarter ended May 30, 2015, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed and, as a result, retrospectively adjusted the valuation of certain assets and liabilities with a corresponding adjustment to goodwill as of the acquisition date. The retrospective adjustments were approximately $7,378 in aggregate and primarily related to updated deferred tax attributes based on the completion of the pre-acquisition tax return filings of the Stanadyne Business.
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
	$146,430

Net sales and operating profit attributable to CLARCOR Engine Mobile Solutions for the years ended November 30, 2015 and November 30, 2014 (which, in the case of the year ended November 30, 2014, includes the period from May 1, 2014, the date of the closing of the acquisition, to November 30, 2014) were as follows:

	2015	2014
Net sales	$88,255	$65,701
Operating profit	17,659	11,604
CLARCOR Industrial Air
On December 16, 2013, the Company acquired the Air Filtration business of General Electric Company’s (“GE”) Power and Water division through the acquisition of certain assets and the assumption of certain liabilities, as well as the acquisition of the stock of a subsidiary of GE. The business, which now operates as “CLARCOR Industrial Air”, was acquired to significantly increase the Company’s presence in air inlet filtration products for natural gas turbines and to expand the Company’s product offerings, technologies and customer base in industrial air filtration. CLARCOR Industrial Air is headquartered in Overland Park, Kansas, with manufacturing operations in Missouri and the United Kingdom. Its results are included as part of the Company’s Industrial/Environmental Filtration segment from the date of acquisition. The purchase price paid was approximately $260,312 in cash (cash to GE of $263,758, net of $3,446 cash acquired), which the Company funded with cash on hand, a $100,000 term loan and $50,000 of cash borrowed under the Company’s revolving credit facility (see Note J).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

use in a variety of industries, sold to a wide range of customers under various trade names. The specialty membrane business designs and manufactures high performance membranes for apparel and microfiltration.
An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of February 28, 2015.

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
	$133,020
Net sales and operating profit attributable to CLARCOR Industrial Air for the years ended November 30, 2015 and November 30, 2014 (which, in the case of the year ended November 30, 2014, includes the period from December 16, 2013, the date of the closing of the acquisition, to November 30, 2014) were as follows:

	2015	2014
Net sales	$208,036	$226,709
Operating profit	18,995	13,984
Unaudited Pro Forma Results for CLARCOR giving effect to the acquisitions of CLARCOR Engine Mobile Solutions and CLARCOR Industrial Air
The following unaudited pro forma information for the twelve month periods ended November 30, 2014 and November 30, 2013 presents the combined results of operations of CLARCOR, CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions as if both acquisitions had been completed on the first day of fiscal 2013. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations or future results that would have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

been achieved if the acquisitions and related borrowings had taken place at the beginning of fiscal 2013. The pro forma information combines the historical results of CLARCOR with the historical results of CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions for the periods presented.
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
The unaudited pro forma results for the twelve months ended November 30, 2014 and November 30, 2013 include adjustments to amortization charges for acquired intangible assets, depreciation expense, interest expense and transaction costs incurred, as well as adjustments to cost of sales related to the step-up of inventory to estimated acquisition-date fair values, other income and related tax effects. The unaudited pro forma results do not give effect to any synergies, operating efficiencies or cost savings that may result from these acquisitions. These pro forma amounts are based on an allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. The pro forma amounts include the Company’s determination of purchase accounting adjustments based on available information and certain assumptions that the Company believes are reasonable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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
An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporating management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of February 28, 2015. Acquired finite-lived intangible assets of $2,057 were recorded in connection with the purchase. The $2,815 excess of the fair value of the identifiable assets acquired and liabilities assumed over the purchase price was recorded as a bargain purchase gain and is included in “Other, net” income in the Consolidated Statements of Earnings. Prior to recording this gain, the Company reassessed its identification of assets acquired and liabilities assumed, including the use of independent valuation experts to assist the Company in appraising the personal property, real property and intangible assets acquired. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including the business falling outside of NV Bekaert SA’s core activities and historical losses incurred by the business.
Net sales and operating loss attributable to the Bekaert Business for the years ended November 30, 2015 and November 30, 2014 (which, in the case of the year ended November 30, 2014, includes the period from December 3, 2013, the date of the closing of the acquisition, to November 30, 2014) were as follows:

	2015	2014
Net sales	$11,824	$13,926
Operating loss	(387)	(21)

Investments

The Company owns 30.0% of BioProcess H2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, with an original cost of $4,000.  The Company applies the equity method of accounting for this investment, under which the carrying value is adjusted each period to recognize the Company's share of the earnings or losses of BPH. Such adjustments are determined based on the Company's percentage of ownership, as well as the receipt of any dividends, and are included in Other, net income in the Consolidated Statements of Earnings. During the years ended November 30, 2015, 2014, and 2013 the Company did not make any additional investments in BPH or receive any dividends from BPH. Based on recent operating losses at BPH and other factors, including negative developments with respect to BioProcess Algae LLC as described below, during the three month period ended August 29, 2015 the Company determined that an other than temporary decrease in the value of its investment in BPH had occurred, and recorded an impairment charge of $2,720, included in Other, net in the Consolidated Statement of Earnings, reflecting the expected lack of recoverability of this investment.  The investment, with a carrying amount of $0 and $2,918, at November 30, 2015 and 2014, respectively, is included in Other noncurrent assets in the Consolidated Balance Sheets.

The Company also owns 14.6% of BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  The Company applies the cost method of accounting for this investment, under which the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment may have occurred. During the years ended November 30, 2015, 2014 and 2013, the Company invested an additional $525, $1,073 and $392, respectively, in Algae. The Company did not receive any dividends from Algae during the years ended November 30, 2015, 2014, and 2013. Based on business developments at Algae during the three months ended August 29, 2015, including a significant adverse change in the anticipated effectiveness and commercial scalability of Algae's technology platform, the Company evaluated the carrying value of the investment for impairment. The Company determined that an other than temporary impairment had occurred, and recorded an impairment charge of $3,802, included in Other, net in the Consolidated Statement of Earnings, reflecting the expected lack of recoverability of this investment. The Company also wrote-off $207 of amounts due from Algae. The investment, with a carrying amount of $0 and $3,277, at November 30, 2015 and November 30, 2014, respectively, is included in Other noncurrent assets in the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA ("SINFA"), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, which is included in the Engine/Mobile Filtration segment.  As part of the purchase agreement, the Company and the noncontrolling owners each had the option to require the purchase of the remaining 20% ownership share by the Company after December 31, 2012.  During the three month period ended May 30, 2015, the Company exercised its option and acquired the remaining 20% ownership share for approximately $1,239, following which SINFA became a wholly owned subsidiary.  The difference between the amount paid and the carrying value of the noncontrolling interest was recorded to Retained earnings in the Consolidated Balance Sheet.

C.    BUSINESS DISPOSITIONS

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
The Company and CCI elected to treat the transaction as a sale of the underlying business assets for income tax purposes as provided under the Internal Revenue Code. As such, the divestiture resulted in the current realization by the Company of the deferred tax assets and liabilities related to the J.L. Clark business operations. The sale resulted in a gain of $12,131 (after netting transaction-related costs of $3,187, which primarily included legal, investment advisory and other professional services costs related to the marketing and execution of the transaction) which is included in Other, net in the Consolidated Statements of Earnings for the year ended November 30, 2015.
Net sales and operating profit, which approximates earnings before income taxes, for J.L. Clark for the years ended November 30, 2015 and November 30, 2014 (which, in the case of the year ended November 30, 2015, includes the period from December 1, 2014 to June 27, 2015, the date of closing of the disposition) were as follows:

	2015	2014
Net sales	$40,909	$75,949
Operating profit	2,143	4,712

D.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following assets at November 30, 2015 and 2014:

	2015	2014
Land	$10,211	$12,330
Buildings and building fixtures	163,731	154,296
Machinery and equipment	379,955	428,530
Construction in process	33,457	50,764
	587,354	645,920
Accumulated depreciation	(286,335)	(357,564)
	$301,019	$288,356

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

At November 30, 2015 and 2014, additions to property, plant and equipment totaling $3,456 and $3,135, respectively, were included in Accounts payable and $2,854 and $1,983, respectively, were included in Accrued liabilities.  During the years ended November 30, 2015 and 2014, additions to property, plant and equipment of $258 and $156, respectively, were acquired under capitalized leases.

E.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The following table reconciles the activity for goodwill by segment for fiscal years 2015 and 2014.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2013	$21,868	$219,431	$—	$241,299
Acquisitions	194,989	74,324	—	269,313
Currency translation adjustments	(743)	(2,697)	—	(3,440)
November 30, 2014	$216,114	$291,058	$—	$507,172
Acquisitions and purchase accounting adjustments	(7,377)	11,938	—	4,561
Disposals and write-offs	—	(491)	—	(491)
Currency translation adjustments	(1,200)	(3,777)	—	(4,977)
November 30, 2015	$207,537	$298,728	$—	$506,265

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

In the third quarter of fiscal 2015, the Company exited certain international operations related to its HVAC air filtration business, which operations had not been integrated into the Company's broader industrial air filtration business. Pursuant to this exit, the Company wrote-off $491 of related goodwill.

The following table summarizes acquired intangible assets by segment.  Other acquired intangible assets include parts manufacturer regulatory approvals, developed technology, patents and noncompete agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2015
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$74,779	$—	$75,562

Finite Lived Intangibles:
Trademarks - finite lived, gross	$274	$568	$—	$842
Accumulated amortization	(132)	(435)	—	(567)
Trademarks - finite lived, net	$142	$133	$—	$275

Customer relationships, gross	$139,476	$130,032	$—	$269,508
Accumulated amortization	(18,680)	(38,975)	—	(57,655)
Customer relationships, net	$120,796	$91,057	$—	$211,853

Other acquired intangibles, gross	$11,243	$60,565	$—	$71,808
Accumulated amortization	(1,985)	(28,358)	—	(30,343)
Other acquired intangibles, net	$9,258	$32,207	$—	$41,465

Total finite lived intangible assets, net	$130,196	$123,397	$—	$253,593
Acquired intangible assets, less accumulated amortization	$130,979	$198,176	$—	$329,155

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
November 30, 2014
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$76,150	$—	$76,933

Finite Lived Intangibles:
Trademarks - finite lived, gross	$294	$488	$—	$782
Accumulated amortization	(119)	(342)	—	(461)
Trademarks - finite lived, net	$175	$146	$—	$321

Customer relationships, gross	$139,551	$121,741	$—	$261,292
Accumulated amortization	(8,109)	(29,285)	—	(37,394)
Customer relationships, net	$131,442	$92,456	$—	$223,898

Other acquired intangibles, gross	$11,243	$60,958	$—	$72,201
Accumulated amortization	(884)	(24,891)	—	(25,775)
Other acquired intangibles, net	$10,359	$36,067	$—	$46,426

Total finite lived intangible assets, net	$141,976	$128,669	$—	$270,645
Acquired intangible assets, less accumulated amortization	$142,759	$204,819	$—	$347,578

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

Amortization expense for the fiscal years ended:
2015	$25,528
2014	20,362
2013	5,904

Estimated amortization expense for the next five fiscal years:
2016	$24,259
2017	24,077
2018	23,410
2019	23,194
2020	22,897

F.    FAIR VALUE MEASUREMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2015
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$352	$352	$—	$—
Mutual fund investments - bonds	363	363	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$729	$729	$—	$—

Filter Resources contingent earn-out, included in Accrued liabilities	$1,285	$—	$—	$1,285

Foreign exchange contracts, included in Prepaid expenses and other current assets	$418	$—	$418	$—

Foreign exchange contracts, included in Accrued liabilities	$40	$—	$40	$—

November 30, 2014
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$437	$437	$—	$—
Mutual fund investments - bonds	442	442	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$893	$893	$—	$—

Foreign exchange contracts, included in Prepaid expenses and other current assets	$362	$—	$362	$—

Foreign exchange contracts, included in Accrued liabilities	$367	$—	$367	$—

There were no changes in the fair value determination methods or significant assumptions used in those methods during the year ended November 30, 2015. There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the years ended November 30, 2015 and 2014.  The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

The Company is liable for a contingent earn-out established in connection with the acquisition of Filter Resources on December 17, 2014. This earn-out, which is payable to the former owners of Filter Resources, has been recorded at its estimated fair value of $1,285 at November 30, 2015 in Accrued liabilities in the Consolidated Balance Sheet. The contingent liability for the earn-out will continue to be accounted for and measured at fair value until the contingency is settled during the Company's fiscal year 2016. The fair value measurement of the contingent earn-out payment is based on estimated adjusted earnings from certain capital projects, which represent significant inputs not observed in the market and thus represents a Level 3 measurement.

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value of $1,018, which was recorded as an other long-term liability at that time. The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during the Company's fiscal year 2016. The fair value measurement of the contingent earn-out payment is based primarily on 2014 and 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent earn-out payment is revalued to its current fair value at each reporting date. The fair value of the TransWeb contingent earn-out payment was $0 at November 30, 2015 and 2014, based on the adjusted earnings of TransWeb.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust, derivative instruments and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both November 30, 2015 and 2014.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  A fair value estimate of $403,821 and $408,208 for long-term debt at November 30, 2015 and 2014, respectively, is based on a Level 2 measurement using the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at November 30, 2015 and 2014 is $405,156 and $411,563 respectively.

See Note G for information related to the fair values of hedging instruments.

G.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is exposed to various market risks that arise from transactions entered into in the normal course of business. The Company selectively uses derivative instruments to manage certain such risks, including market risks associated with changes in foreign currency exchange rates and changes in interest rates. The Company does not hold or issue derivatives for trading or speculative purposes. A description of each type of derivative utilized by the Company to manage risk is included below. In addition, refer to Note F for information related to the fair value measurements and valuation methods utilized by the Company for each derivative type.

The Company may elect to designate certain derivatives as hedging instruments under the accounting standards for derivatives and hedging. The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objective and strategy for undertaking hedge transactions.

All derivatives are recognized on the balance sheet at fair value and classified based on the instrument's maturity date. The total notional amount of derivatives outstanding at November 30, 2015 was $48,797, which consists of undesignated derivative instruments to manage translational foreign exchange risk related to inter-company advances, and derivatives designated as fair value hedges to manage the risk of changes in foreign currency exchange rates on certain firm sales commitments expected to be settled at future dates.

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets at November 30, 2015 and 2014:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	2015	2014
Prepaid expenses and other current assets
Designated as hedging instruments:
Foreign exchange contracts	$263	$—
Unrecognized firm sales commitments	—	248
Total designated	$263	$248
Not designated as hedging instruments:
Foreign exchange contracts	155	362
Total not designated	$155	$362
Total derivatives	$418	$610

Accrued liabilities
Designated as hedging instruments:
Foreign exchange contracts	$—	$245
Unrecognized firm sales commitments	384	—
Total designated	$384	$245
Not designated as hedging instruments:
Foreign exchange contracts	40	122
Total not designated	$40	$122
Total derivatives	$424	$367

The following table presents the amounts affecting the Consolidated Statements of Earnings for the years ended November 30, 2015 and 2014:

	2015	2014
Fair value hedges
Foreign exchange contracts - Selling and administrative expenses	$816	$(250)
Unrecognized firm sales commitments - Selling and administrative expenses	(971)	252
Total designated	$(155)	$2

Not designated as hedges
Foreign exchange contracts - Selling and administrative expenses	$24	$(135)
Foreign exchange contracts - Other, net income (expense)	(854)	2,421
Total not designated	$(830)	$2,286

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

The total notional amount of foreign currency contracts designated as fair value hedges outstanding at November 30, 2015 was $5,326. The total notional amount of foreign currency contracts designated as fair value hedges outstanding at November 30, 2014 was $6,013. The cash flows associated with the periodic settlement of the Company's fair value hedges are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of November 30, 2015 was $36,259. The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of November 30, 2014 was $87,440. The Company recorded realized and unrealized losses of $854 on such forward currency contracts and losses of $179 on translation of the underlying inter-company advances during the year ended November 30, 2015 and recorded realized and unrealized gains of $2,421 on such forward currency contracts and losses of $648 on translation of the underlying inter-company advances during the year ended November 30, 2014.

Additionally, the total notional amount of foreign currency contracts de-designated as fair value hedges outstanding at November 30, 2015 was $7,212. The total notional amount of foreign currency contracts de-designated as fair value hedges outstanding as of November 30, 2014 was $4,026.

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

H.    ACCRUED LIABILITIES

Accrued liabilities at November 30, 2015 and 2014 were as follows:

	2015	2014
Accrued salaries, wages and commissions	$16,498	$29,621
Pension and postretirement healthcare benefits liabilities	204	279
Compensated absences	8,672	9,967
Accrued insurance liabilities	9,928	11,358
Warranties	7,870	9,405
Customer deposits	25,036	23,045
Other accrued liabilities	38,202	36,361
	$106,410	$120,036

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

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold.  The expenses estimated to be incurred are provided at the time of sale, or when a claim arises, and adjusted as needed, based primarily upon experience.  Changes in the Company’s warranty accrual for the years ended November 30, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Warranty accrual at beginning of period	$9,405	$1,599	$1,533
Accruals for warranties issued during the period	2,778	2,187	844
Adjustments related to business acquisitions	100	10,946	—
Adjustments related to pre-existing warranties	(2,116)	818	(290)
Settlements made during the period	(1,717)	(5,872)	(500)
Other adjustments, including currency translation	(580)	(273)	12
Warranty accrual at end of period	$7,870	$9,405	$1,599

I.    RESTRUCTURING

During the fourth quarter of fiscal 2015, the Company recorded restructuring charges of $5,629, $1,047 of which is included in Cost of sales and $4,582 of which is included in Selling and administrative expenses in the Consolidated Statements of Earnings, related to a previously announced reduction-in-force executed as a part of a broader effort to more closely align operating expenses with the Company's long-term strategic initiatives and macroeconomic business conditions. There were no such restructuring charges in 2014. The restructuring charges consisted primarily of severance and other employee termination benefits, substantially all of which are expected to be settled in cash. Approximately $4,042 of the restructuring charges are included in Accrued liabilities in the Consolidated Balance Sheet at November 30, 2015, all of which are expected to be paid out in 2016.

J.    LONG-TERM DEBT

Long-term debt at November 30, 2015 and 2014 consisted of the following:

	2015	2014
Credit Facility:
Revolving Credit Facility	$197,000	$—
Term Loans	200,000	395,000
Industrial Revenue Bonds, at weighted average interest rates of 0.30% and 0.22%, respectively, at November 30, 2015 and 2014	7,410	15,820
Other long-term debt	746	743
Total long-term debt	$405,156	$411,563

Current portion of long-term debt	$7,788	$233
Long-term debt, less current portion	$397,368	$411,330

On April 5, 2012, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions. The Company subsequently entered into credit agreement amendments on November 22, 2013 and on May 1, 2014 to add a term loan facility to the revolving credit agreement, and later to increase the size of the term loan facility. On November 2, 2015 the Company entered into an amended and restated credit facility, under which the Company may borrow up to $700,000 under a senior credit facility comprised of a $500,000 multicurrency revolving credit facility (the "Revolving Credit Facility") and $200,000 of term loans (the "Term Loans" and together with the Revolving Credit Facility the "Credit Facility"). The Revolving Credit Facility includes a $50,000 swing-line sub-facility, as well as an accordion feature that will allow the Company to increase the Revolving Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. At the Company's election, borrowings under the Revolving Credit Facility and Term Loans bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, a specified margin over the federal funds rate, or a specified margin over the London Interbank Offered Rate ("LIBOR"), provided that the defined base rate shall not be less than zero percent, or (2) LIBOR plus an applicable margin determined with reference to the Company's consolidated leverage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

ratio. Swing line borrowings bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The amended and restated credit agreement also contains certain covenants customary to such agreements, including covenants that place limits on the Company's ability to incur additional debt, require the Company to maintain minimum levels of interest coverage, and restrict certain changes in ownership, as well as customary events of default. The principal balance outstanding under the Revolving Credit Facility is payable in full at maturity on November 1, 2020. Principal is payable in respect of the Term Loans in quarterly installments based on specified percentages of the initial principal amount of the Term Loans, and the entire outstanding principal balance of the Term Loans is payable in full at maturity on November 1, 2020.

At November 30, 2015, there was $200,000 of outstanding Term Loans with a weighted average interest rate of approximately 1.44%, there was $197,000 outstanding on the Revolving Credit Facility, and the Company had a remaining borrowing capacity of $295,479. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $7,521 and $16,012 in letters of credit had been issued at November 30, 2015 and 2014, respectively.

As of November 30, 2015 and 2014, industrial revenue bonds issued by the Company include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031 and $0 and $8,410, respectively, re-issued in cooperation with the South Dakota Economic Development Finance Authority due February 1, 2016.  The interest rates on these bonds are reset weekly.

Principal maturities of long-term debt as of November 30, 2015 and for the next five fiscal years ending November 30 are as follows:

2016	$7,788
2017	17,677
2018	20,094
2019	20,060
2020	332,049
Thereafter	7,488
$405,156

K.    LEASES

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through December 2034.  Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses. The following table summarizes rent expense for the past three fiscal years and commitments for minimum rentals under noncancelable leases having initial or remaining terms in excess of one year at November 30, 2015.

Rent expense for the years ended:
2015	$20,482
2014	20,251
2013	16,124

Future minimum rentals under noncancelable leases:
2016	$13,265
2017	9,594
2018	6,197
2019	4,886
2020	3,572
Thereafter	9,121

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

L.    PENSION AND OTHER POSTRETIREMENT PLANS

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

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  During 2015, 2014 and 2013, the Company made voluntary contributions to its qualified U.S. pension plans of $0, $0 and $1,493, respectively. The Company expects to contribute $0 to its U.S. qualified plans, $159 to its U.S. combined nonqualified plans, $384 to its non-U.S. plan and $45 to its postretirement healthcare benefit plan to pay benefits during 2016.

The projected benefit obligation ("PBO"), accumulated benefit obligation (“ABO”) and fair value of plan assets for qualified pension plans with PBOs and ABOs in excess of plan assets were $193,475, $189,895 and $164,488, respectively, at November 30, 2015.

The U.S. combined nonqualified plans are unfunded; therefore, there are no plan assets; however, the Company had funded $729 and $893 at November 30, 2015 and 2014, respectively, into a restricted trust for its U.S. combined nonqualified plans, see Note F.  This trust is included in Other noncurrent assets in the Consolidated Balance Sheets.  The PBO and ABO for the U.S. combined nonqualified plans were $2,041 and $1,954, at November 30, 2015, respectively.

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

As is discussed further in Note C, on June 27, 2015 the Company disposed of J.L. Clark. This disposal resulted in a significant reduction in expected future service of J.L. Clark employees that participated in the Company's qualified U.S. pension plan. The resulting curtailment and re-measurement of the assets and liabilities of the Company's qualified U.S. pension plan as of the date of disposal resulted in a reduction of the projected benefit obligation and pension liability of approximately $3,988, recorded through Accumulated other comprehensive loss.

The following tables show reconciliations of the changes in benefit obligations and plan assets for our pension plans and other postretirement benefits plan as of November 30, 2015 and 2014.  The accrued pension benefit obligation includes an unfunded benefit obligation of $2,041 and $2,358 as of November 30, 2015 and 2014, respectively, related to the Company’s U.S. combined nonqualified plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$204,982	$176,099	$397	$356
Currency translation	(450)	(357)	—	—
Service cost	1,905	1,990	—	—
Interest cost	7,676	7,704	12	10
Plan participants' contributions	18	22	—	—
Curtailment	(2,193)	—	—	—
Actuarial (gains) losses	(8,209)	27,232	(78)	17
Benefits paid	(8,213)	(7,708)	(180)	(197)
Retiree contributions	—	—	190	211
Benefit obligation at end of year	$195,516	$204,982	$341	$397

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Change in plan assets
Fair value of plan assets at beginning of year	$172,280	$156,384	$—	$—
Currency translation	(428)	(348)	—	—
Actual return on plan assets	343	23,396	—	—
Employer contributions	488	534	180	197
Plan participants' contributions	18	22	—	—
Benefits paid	(8,213)	(7,708)	(180)	(197)
Fair value of plan assets at end of year	$164,488	$172,280	$—	$—
Funded status	$(31,028)	$(32,702)	$(341)	$(397)

Accumulated benefit obligation at end of year	$191,849	$199,476	n/a	n/a

Assumptions:
Discount rate - qualified plans	4.00%	3.75%	3.25%	3.25%
Discount rate - nonqualified plans	3.25%	3.00%	n/a	n/a
Rate of compensation increase - qualified plans	4.00%	4.00%	n/a	n/a
Rate of compensation increase - nonqualified plans	4.00%	4.00%	n/a	n/a
Measurement date	11/30/2015	11/30/2014	11/30/2015	11/30/2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Amounts recognized in the Consolidated Balance Sheets as of November 30
Accounts payable and accrued liabilities	$(159)	$(221)	$(47)	$(59)
Long-term pension and postretirement healthcare benefits liabilities	(30,869)	(32,481)	(294)	(338)
Funded status	$(31,028)	$(32,702)	$(341)	$(397)

Accumulated other comprehensive loss, pre-tax	$58,137	$61,096	$(1,214)	$(1,346)

Amounts recognized in Accumulated Other Comprehensive Loss, as of November 30
Unrecognized net actuarial loss (gain)	$58,136	$61,098	$(864)	$(873)
Unrecognized net prior service credit	1	(2)	(350)	(473)
Accumulated other comprehensive loss, pre-tax	58,137	61,096	(1,214)	(1,346)
Deferred taxes	(21,380)	(22,535)	423	475
Accumulated other comprehensive loss, after-tax	$36,757	$38,561	$(791)	$(871)

The amounts affecting Accumulated other comprehensive loss for the years ended November 30, 2015 and 2014 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Amortization of prior service (cost) credit, net of tax of $(2), $(5) and $(43), $(43), respectively	$—	$5	$79	$79
Amortization of actuarial (losses) gains, net of tax of $1,351, $1,063 and $(30), $(52), respectively	(2,324)	(1,821)	57	95
Current year actuarial losses (gains), net of tax of $(1,081), $(5,559) and $27, $(6), respectively	1,827	9,509	(51)	11
Curtailment gain, net of tax of $797, $0 and $0, $0, respectively	(1,396)	—	—	—
Effect of change in deferred tax rate	150	(78)	(6)	(11)
Total	$(1,743)	$7,615	$79	$174

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

As of the November 30 measurement dates, the fair values of actual pension asset allocations were as follows:

	2015	2014
Equity securities	40.3%	39.9%
Debt securities	59.2%	59.5%
Real estate	—%	—%
Cash and cash equivalents	0.5%	0.6%
	100.0%	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).  See Note F for a discussion of the fair value hierarchy.  The following table summarizes the fair value of the pension plans’ assets.

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2015
U.S. equity securities funds	$45,744	$45,744	$—	$—
Non-U.S. equity securities funds	20,466	20,466	—	—
Fixed income securities funds	97,373	97,373	—	—
Cash and equivalents funds	625	625	—	—
Total	$164,208	$164,208	$—	$—
Other items to reconcile to fair value of plan assets	280
Fair value of plan assets	$164,488

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2014
U.S. equity securities funds	$47,181	$47,181	$—	$—
Non-U.S. equity securities funds	21,546	21,546	—	—
Fixed income securities funds	102,561	102,561	—	—
Cash and equivalents funds	703	703	—	—
Total	$171,991	$171,991	$—	$—
Other items to reconcile to fair value of plan assets	289
Fair value of plan assets	$172,280

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

The Company had no Level 2 or Level 3 assets for the years ended November 30, 2015 and 2014, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits
	2015	2014	2013
Components of net periodic benefit cost
Service cost	$1,905	$1,990	$2,485
Interest cost	7,676	7,704	6,934
Expected return on plan assets	(11,567)	(11,306)	(10,795)
Settlement costs	—	—	3,087
Curtailment	1	—	—
Amortization of unrecognized:
Prior service cost	(4)	(10)	(9)
Net actuarial loss	3,676	2,884	5,471
Net periodic benefit cost	$1,687	$1,262	$7,173

Assumptions:
Discount rate - qualified plans	3.75%	4.50%	3.50%
Discount rate - nonqualified plans	3.00%	3.25%	3.25%
Expected return on plan assets	7.00%	7.50%	7.50%
Rate of compensation increase - qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase - nonqualified plans	4.00%	4.00%	4.00%
Measurement date - qualified plans	11/30/2014	11/30/2013	11/30/2012
Measurement date - nonqualified plans	11/30/2014	11/30/2013	11/30/2013

For the determination of 2016 expense, the Company changed its assumptions as follows: (a) decrease the long-term expected return on assets for its qualified plans to 6.50%, (b) increase the discount rates on its qualified plans to 4.00%, (c) leave the rate of compensation increase unchanged, and (d) continue using mortality assumptions reflective of the 2014 Society of Actuaries ("SOA") mortality study, updated to reflect the SOA's latest projection scale, more specifically the RP 2014 blend with MP-2015 mortality improvement scale.  For its U.S. combined nonqualified plans, the Company increased the discount rate to 3.25% and left the rate of compensation increase unchanged.

The changes in the fair value of plan assets, plan liabilities and in the assumptions will result in a net increase in fiscal year 2016 expense of approximately $898 for the qualified U.S. pension plans. The Company also expects a net decrease of approximately $44 for the U.S. combined nonqualified plans in fiscal year 2016.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Other Postretirement Benefits
	2015	2014	2013
Components of net periodic benefit income
Interest cost	$12	$10	$9
Amortization of unrecognized:
Prior service cost	(122)	(122)	(122)
Net actuarial gain	(87)	(147)	(149)
Net periodic benefit income	$(197)	$(259)	$(262)

Assumptions:
Discount rate	3.25%	3.00%	2.25%
Measurement date	11/30/2014	11/30/2013	11/30/2012

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007.  As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants.  The Company expects to maintain its discount rate assumption at 3.25% in 2016 for its other postretirement benefits plan, which will not significantly affect the fiscal year 2016 expense.

The estimated amounts that will be amortized from Accumulated other comprehensive loss at November 30, 2015 into net periodic benefit cost, pre-tax, in fiscal year 2016 are as follows:

	Pension Benefits	Other Postretirement Benefits
Prior service credit	$1	$(123)
Actuarial loss (gain)	3,825	(94)
Total	$3,826	$(217)

The expected cash benefit payments from the plans for the next ten fiscal years are as follows:

	Pension Benefits	Other Postretirement Benefits
2016	$8,877	$45
2017	9,239	41
2018	9,596	37
2019	9,960	34
2020	10,380	30
2021-2025	59,247	110

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement.  The Company may match, at its discretion, the contributions of participating employees in the respective plans.  The Company recognized expense related to these plans for the past three fiscal years as follows:

2015	$7,171
2014	7,945
2013	4,482

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

M.    INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits for the years ended November 30, 2015, 2014 and 2013.

	2015	2014	2013
Unrecognized tax benefits at December 1,	$2,487	$2,155	$2,209
Additions for current period tax positions	388	465	668
Additions related to acquired tax positions	1,052	—	—
Additions for prior period tax positions	321	40	—
Reductions for prior period tax positions	—	—	(40)
Reductions for lapse of statute of limitations/settlements	(401)	(240)	(431)
Changes in interest and penalties	12	67	(251)
Unrecognized tax benefits at November 30,	$3,859	$2,487	$2,155

At November 30, 2015 and 2014, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $2,797 and $1,555, respectively.  As of November 30, 2015 and 2014, the Company had $281 and $273, respectively, accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2015, will decrease by $282 over the next twelve months as a result of expected settlements with taxing authorities or the lapse of the statute of limitations in certain jurisdictions.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal year 2016; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Company's Federal tax returns for fiscal years 2011 and later remain open to examination by the Internal Revenue Service.  With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for fiscal years 2010 and earlier.

The provision for income taxes consisted of:

	2015	2014	2013
Current:
Federal	$51,116	$56,764	$34,414
State	5,515	4,760	2,918
Foreign	10,209	10,112	9,096
Deferred:
Federal	(1,923)	(4,102)	8,676
State	(1,051)	(359)	(165)
Foreign	(814)	205	1,011
	$63,052	$67,380	$55,950

Earnings before income taxes and noncontrolling interests included the following components:

	2015	2014	2013
Domestic income	$160,287	$166,101	$141,224
Foreign income	37,678	45,462	33,076
	$197,965	$211,563	$174,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates.  The reasons for these differences are as follows:

	Percent of Pre-Tax Earnings
	2015	2014	2013
Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.3	1.3	1.0
Tax credits	(0.7)	(0.2)	(0.6)
Foreign taxes at different rates, net of credits	(1.9)	(2.3)	(1.6)
Domestic production activities deduction	(2.8)	(2.7)	(2.2)
Other, net	1.0	0.7	0.5
	31.9%	31.8%	32.1%

The components of the net deferred tax liability as of November 30, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
Deferred compensation	$11,294	$9,074
Loss carryforward and tax credit items	30,507	19,620
Accounts receivable	7,842	6,538
Inventories	6,390	5,484
Pensions	9,619	10,019
Accrued liabilities and other	7,427	6,999
Valuation allowance	(10,855)	(1,268)
Total deferred tax assets, net	62,224	56,466
Deferred tax liabilities:
Percentage of completion	(1,866)	(740)
Plant assets	(22,615)	(24,818)
Goodwill and acquired intangible assets	(98,713)	(97,179)
Other deferred tax liabilities	(287)	(230)
Total deferred tax liabilities	(123,481)	(122,967)
Deferred tax liability, net	$(61,257)	$(66,501)

The Company acquired approximately $70,220 of federal net operating loss carryforwards and $2,365 of general business credit carryforwards with the acquisition of the Stanadyne Business on May 1, 2014. These acquired tax attributes were finalized in the current year upon completion of the pre-acquisition tax return filings of Stanadyne Corporation. The utilization of the acquired federal loss carryforwards are subject to annual limitations of approximately $21,000 based on restrictions under Section 382 of the Internal Revenue Code. As such, the Company has approximately $35,967 of federal loss carryforwards and all of the federal credit carryforwards remaining as of November 30, 2015, which will expire in 2031 through 2033. The Company also acquired approximately $26,685 of capital loss carryforwards which are subject to a full valuation allowance as the Company does not anticipate that such carryforwards will be utilized prior to their expiration in 2018.

The remaining balance of deferred tax asset for loss carryforwards and tax credits available as of November 30, 2015 consists of foreign and state amounts, of which $1,190 expires in 2016 through 2029 and $5,023 may be carried over indefinitely.

The Company increased the valuation allowance by $9,587 in 2015 and by $166 in 2014.  The valuation allowance increase in 2015 was primarily generated by the capital loss carryforwards acquired and finalized from the pre-acquisition filings of the Stanadyne Business. The increase in 2014 related to the generation and utilization of foreign and state net operating losses and tax credit carryovers.  The valuation allowance reflects the estimated amount of deferred tax assets due to federal capital loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

carryforwards, foreign net operating losses and other foreign and state temporary differences that may not be realized.  The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

The Company repatriated $26, $17, and $54, respectively, of accumulated foreign earnings in 2015, 2014, and 2013 related to one foreign subsidiary paying a dividend to another foreign subsidiary in those years. For the Company’s other foreign subsidiaries, the Company has not provided deferred taxes on unremitted foreign earnings from certain foreign affiliates of approximately $192,741 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits could offset in part any incremental U.S. tax liability.  Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

On December 18, 2015, the Protecting Americans from Tax Hikes (PATH) Act of 2015 was enacted.  This legislation retroactively extended various temporary tax provisions which expired on December 31, 2014, including the permanent extension of the U.S. federal research credit. The Company expects to recognize a non-recurring benefit in the first quarter of 2016 attributable to the retroactive impact of this extension of the research credit and other business tax provisions.

N.    CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

O.    INCENTIVE PLANS AND STOCK-BASED COMPENSATION

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

The following table summarizes information related to stock options and stock option exercises during the years ended November 30, 2015, 2014 and 2013.

	2015	2014	2013
Pre-tax compensation expense	$5,588	$5,025	$3,212
Deferred tax benefits	(1,955)	(1,834)	(1,153)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated financial statements	1,032	2,668	7,231
Fair value of options granted	3,213	5,186	3,868
Total intrinsic value of options exercised	4,328	9,696	29,384
Cash received upon exercise of options	6,608	10,738	33,778
Addition to capital in excess of par value due to exercise of stock options	7,464	13,084	38,903

The following table summarizes activity with respect to nonqualified stock options granted by the Company and includes options granted under the 2014, 2009, 2004 and 1994 Incentive Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	2015		2014		2013
	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,310,720	$45.71	2,208,314	$40.76	3,037,151	$36.09
Granted	314,000	$63.09	450,700	$61.49	387,500	$45.25
Exercised	(179,071)	$37.99	(322,473)	$33.30	(1,191,752)	$30.30
Surrendered	(23,111)	$53.09	(25,821)	$52.47	(24,585)	$42.48
Outstanding at end of year	2,422,538	$48.46	2,310,720	$45.71	2,208,314	$40.76

Exercisable at end of year	1,584,513	$43.44	1,409,359	$40.70	1,413,100	$38.19

At November 30, 2015, there was $2,674 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 2.18 years.

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2015.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $28.13	32,000	$25.49	$866	3.17	32,000	$25.49	$866	3.17
$31.96 - $36.48	454,196	$33.67	8,582	2.70	454,196	$33.67	8,582	2.70
$42.86 - $49.91	1,199,667	$46.24	7,584	6.18	967,394	$46.16	6,187	5.98
$55.01 - $63.22	736,675	$62.21	—	8.61	130,923	$61.60	—	8.13
	2,422,538	$48.46	$17,032	6.23	1,584,513	$43.44	$15,635	5.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2015	2014	2013
Weighted average fair value per option at the date of grant for options granted	$10.23	$11.51	$9.98
Risk-free interest rate	1.31%	1.55%	1.19%
Expected dividend yield	1.27%	1.10%	1.19%
Expected volatility factor	19.50%	21.38%	25.80%
Expected option term in years	5.00	5.00	5.40

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Restricted Stock Unit Awards

The Company’s restricted stock  unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period (generally four years).  During the vesting period, officers and key employees receive cash compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 14,520 and 19,457 shares which were vested and deferred at November 30, 2015 and 2014.

The following table summarizes information related to restricted stock unit awards during the years ended November 30, 2015, 2014 and 2013.

	2015	2014	2013
Pre-tax compensation expense	$2,530	$1,373	$888
Deferred tax benefits	(885)	(501)	(319)
Excess tax (expense) benefit associated with tax deductions (under) over the amount of compensation expense recognized in the consolidated financial statements	215	101	1,280
Fair value of restricted stock unit awards on date of grant	3,208	1,524	1,068
Fair value of restricted stock unit awards vested	1,530	893	621

The following table summarizes the restricted stock unit awards.

	2015		2014		2013
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	51,012	$53.12	48,044	$45.18	39,945	$43.16
Granted	50,740	$63.22	24,808	$61.42	23,624	$45.19
Vested	(28,704)	$53.30	(20,156)	$44.29	(15,525)	$40.01
Surrendered	(1,456)	$58.84	(1,684)	$54.36	—	$—
Nonvested at end of year	71,592	$60.09	51,012	$53.12	48,044	$45.18

As of November 30, 2015, there was $1,925 of total unrecognized compensation cost related to restricted stock unit awards that the Company expects to recognize over a weighted-average period of 2.70 years.

Restricted Stock Unit Awards with Performance Conditions

In 2015, performance awards were issued to officers and certain key employees as an incentive to achieve revenue growth and operating profit margin goals over a three-year period. The awards are in the form of restricted stock units, which vest at the end of the three-year period if the specified sales growth and operating profit margin goals are achieved. These restricted stock unit awards are considered nonvested share awards. The restricted stock unit awards require no payment from the employee. Fair value of the restricted stock units is determined based on the market price of the stock on the grant date. Compensation cost is recorded equally over the three-year period in which the stock units are earned, based on a periodic     determination of the probable performance outcome. There were no vested shares at November 30, 2015, 2014 or 2013, respectively.

The following table summarizes information related to restricted stock unit awards with performance conditions during the years ended November 30, 2015, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	2015	2014	2013
Pre-tax compensation expense	$—	$—	$—
Deferred tax benefits	—	—	—
Excess tax (expense) benefit associated with tax deductions (under) over the amount of compensation expense recognized in the consolidated financial statements	—	—	—
Fair value of restricted stock unit awards on date of grant	5,857	—	—
Fair value of restricted stock unit awards vested	—	—	—

The following table summarizes the restricted stock unit awards with performance conditions.

	2015		2014		2013
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	—	$—	—	$—	—	$—
Granted	92,650	$63.22	—	$—	—	$—
Vested	—	$—	—	$—	—	$—
Surrendered	—	$—	—	$—	—	$—
Nonvested at end of year	92,650	$63.22	—	$—	—	$—

At November 30, 2015, there was $5,857 of total unrecognized compensation cost related to restricted stock unit awards with performance conditions. The Company does not currently expect to recognize any of this compensation cost, based on the probable performance outcome.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the years ended November 30, 2015, 2014 and 2013.

	2015	2014	2013
Pre-tax compensation expense	$975	$880	$960
Shares of Company common stock issued under the plans	15,261	15,400	18,256

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount of 5%.  Effective January 1, 2006, the plan was amended to be in compliance with safe harbor rules so that the plan is not compensatory, and no expense is recognized related to the plan.  The Company issued stock under this plan with fair value upon issuance as follows during the years ended November 30, 2015, 2014 and 2013.

	2015	2014	2013
Company stock issued under the plan	$1,498	$1,338	$1,269

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

P.    EARNINGS PER SHARE AND STOCK REPURCHASE ACTIVITY

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share reflects the impact of outstanding stock options, restricted stock and other stock-based arrangements.  The FASB has issued guidance requiring unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock unit awards discussed in Note O qualify as participating securities under this guidance.  However, the unvested restricted stock unit awards do not materially impact the calculation of basic or diluted earnings per share; therefore, the Company does not present the two-class method computation.

The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2015	2014	2013
Weighted average number of shares outstanding	49,981,118	50,405,549	49,988,577
Dilutive effect of stock-based arrangements	448,336	465,700	550,370
Weighted average number of diluted shares outstanding	50,429,454	50,871,249	50,538,947

Net earnings attributable to CLARCOR Inc.	$134,704	$144,084	$118,076

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.70	$2.86	$2.36
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.67	$2.83	$2.34

The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	2015	2014	2013
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	733,413	441,033	125,135
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$70,777	$32,822	$27,708
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	1,331,941	535,703	534,100

On June 25, 2013, the Company’s Board of Directors approved a three-year, $250,000 stock repurchase program.  Pursuant to the authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on the Company’s stock price and market conditions.  At November 30, 2015, there remained $137,683 authorized for future purchases under the program.

Q.    SEGMENT INFORMATION

Based on the economic characteristics of the Company’s business activities, the nature of products, customers and markets served and the performance evaluation by management and the Company’s Board of Directors, the Company has identified three reportable segments for the periods presented herein: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging.

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

Prior to the Company's disposition of J.L. Clark on June 27, 2015, the Packaging segment manufactured and marketed consumer and industrial packaging products including custom-designed plastic and metal containers and closures and lithographed metal sheets in both domestic and international markets. Refer to Note C for a discussion of the disposition of the Company's Packaging segment.

Net sales represent sales to unaffiliated customers.  Intersegment sales were not material.  No single customer accounted for 10% or more of the Company’s consolidated sales for the years ended November 30, 2015, 2014 and 2013.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

The following tables provide segment data for the years ended November 30, 2015, 2014 and 2013:

	2015	2014	2013
Net sales:
Engine/Mobile Filtration	$605,474	$603,805	$507,024
Industrial/Environmental Filtration	834,643	833,100	549,746
Packaging	40,909	75,949	74,000
	$1,481,026	$1,512,854	$1,130,770
Operating profit:
Engine/Mobile Filtration	$108,259	$122,365	$106,345
Industrial/Environmental Filtration	87,545	83,351	61,996
Packaging	2,143	4,712	6,275
	197,947	210,428	174,616
Other income (expense), net	18	1,135	(316)
Earnings before income taxes	$197,965	$211,563	$174,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	2015	2014	2013
Identifiable assets:
Engine/Mobile Filtration	$771,120	$781,204	$397,545
Industrial/Environmental Filtration	1,028,793	1,022,996	715,759
Packaging	—	41,817	41,030
Corporate	18,543	42,752	294,509
	$1,818,456	$1,888,769	$1,448,843
Additions to property, plant and equipment:
Engine/Mobile Filtration	$33,374	$46,496	$19,809
Industrial/Environmental Filtration	14,024	20,215	21,467
Packaging	300	1,989	2,467
Corporate	18,861	4,884	908
	$66,559	$73,584	$44,651
Depreciation and amortization:
Engine/Mobile Filtration	$24,349	$18,170	$10,488
Industrial/Environmental Filtration	29,661	28,789	18,093
Packaging	1,418	2,438	2,859
Corporate	1,175	1,030	793
	$56,603	$50,427	$32,233

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2015, 2014 and 2013.  Net sales by geographic area are based on sales to final customers within that region.

	2015	2014	2013
Net sales:
United States	$1,044,459	$1,027,028	$778,952
Europe	152,551	165,446	96,255
Asia	130,457	146,859	103,030
Other International	153,559	173,521	152,533
	$1,481,026	$1,512,854	$1,130,770
Property, plant and equipment, at cost, less accumulated depreciation:
United States	$251,650	$238,413	$183,166
Europe	23,646	24,783	12,499
Asia	11,703	11,466	2,702
Other International	14,020	13,694	10,586
	$301,019	$288,356	$208,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

R.    SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table provides unaudited quarterly data for 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Net sales	$351,123	$399,799	$357,557	$372,547
Gross profit	112,975	133,610	119,755	122,289
Net earnings	26,737	38,573	36,509	33,094
Net earnings attributable to CLARCOR Inc.	26,709	38,497	36,445	33,053
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.53	$0.77	$0.73	$0.67
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.53	$0.76	$0.72	$0.67
Dividends declared and paid per common share	$0.2000	$0.2000	$0.2000	$0.2200
2014
Net sales	$312,685	$386,642	$400,152	$413,375
Gross profit	96,587	125,370	135,325	139,753
Net earnings	24,341	34,546	41,765	43,531
Net earnings attributable to CLARCOR Inc.	24,321	34,552	41,703	43,508
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.48	$0.68	$0.83	$0.87
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.48	$0.68	$0.82	$0.86
Dividends declared and paid per common share	$0.1700	$0.1700	$0.1700	$0.2000

CLARCOR Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended November 30, 2015, 2014 and 2013
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period
2015:
Allowance for losses on accounts receivable	$10,811	$5,566	$(422)	(A)	$(1,190)	(B)	$14,765
2014:
Allowance for losses on accounts receivable	$9,183	$1,583	$802	(A)	$(757)	(B)	$10,811
2013:
Allowance for losses on accounts receivable	$9,554	$1,863	$(1,110)	(A)	$(1,124)	(B)	$9,183

NOTES:
(A) Due to business acquisitions, reclassifications and currency translation.
(B) Bad debts written off during year, net of recoveries.