Form 10-Q
period 2016-02-27
CLARCOR INC.
filed 2016-03-21
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2016

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

As of March 14, 2016, 48,500,784 common shares with a par value of $1 per share were outstanding.

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except share data)
(Unaudited)

	Quarter Ended
	February 27, 2016	February 28, 2015
Net sales	$316,272	$351,123
Cost of sales	215,371	238,148

Gross profit	100,901	112,975

Selling and administrative expenses	68,942	73,782

Operating profit	31,959	39,193

Other income (expense):
Interest expense	(2,112)	(1,071)
Interest income	129	141
Other, net	514	(116)
	(1,469)	(1,046)

Earnings before income taxes	30,490	38,147

Provision for income taxes	9,300	11,410

Net earnings	21,190	26,737

Net earnings attributable to noncontrolling interests	(27)	(28)

Net earnings attributable to CLARCOR Inc.	$21,163	$26,709

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.43	$0.53
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.43	$0.53

Weighted average number of shares outstanding - Basic	48,803,049	50,255,915
Weighted average number of shares outstanding - Diluted	49,104,325	50,792,483

Dividends paid per share	$0.2200	$0.2000

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Quarter Ended
	February 27, 2016	February 28, 2015
Net earnings	$21,190	$26,737

Other comprehensive income:

Pension and other postretirement benefits liability adjustments, net of deferred taxes of $(238) and $(262), respectively	479	599
Foreign currency translation loss	(11,936)	(16,614)

Comprehensive earnings	9,733	10,722

Comprehensive earnings attributable to non-redeemable noncontrolling interests	55	32
Comprehensive earnings attributable to redeemable noncontrolling interests	—	143

Comprehensive earnings attributable to CLARCOR Inc.	$9,788	$10,897

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	February 27, 2016	November 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$104,633	$101,529
Accounts receivable, less allowance for losses of $14,404 and $14,765, respectively	237,824	258,280
Inventories	277,239	274,825
Income taxes receivable	5,339	3,781
Prepaid expenses and other current assets	19,264	26,380
Total current assets	644,299	664,795

Property, plant and equipment, at cost, less accumulated depreciation of $292,558 and $286,335 respectively	297,146	301,019
Asset held for sale	533	533
Goodwill	504,755	506,265
Acquired intangible assets, less accumulated amortization	321,855	329,155
Deferred income taxes	3,373	3,651
Other noncurrent assets	10,296	13,038
Total assets	$1,782,257	$1,818,456

LIABILITIES
Current liabilities:
Current portion of long-term debt	$10,299	$7,788
Accounts payable	85,343	87,546
Accrued liabilities	94,493	106,410
Income taxes payable	1,878	1,956
Total current liabilities	192,013	203,700

Long-term debt, less current portion	395,841	397,368
Long-term pension and postretirement healthcare benefits liabilities	31,096	31,577
Deferred income taxes	71,406	64,908
Other long-term liabilities	9,507	10,438
Total liabilities	699,863	707,991

SHAREHOLDERS' EQUITY
Capital stock	48,500	49,111
Capital in excess of par value	—	—
Accumulated other comprehensive loss	(99,509)	(88,052)
Retained earnings	1,132,562	1,148,510
Total CLARCOR Inc. equity	1,081,553	1,109,569
Noncontrolling interests	841	896
Total shareholders' equity	1,082,394	1,110,465
Total liabilities and shareholders' equity	$1,782,257	$1,818,456

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	February 27, 2016	February 28, 2015
Cash flows from operating activities:
Net earnings	$21,190	$26,737
Depreciation	7,883	7,744
Amortization	6,150	6,256
Other noncash items	142	79
Net loss on disposition of assets	388	49
Stock-based compensation expense	2,366	3,147
Excess tax benefit from stock-based compensation	(38)	(600)
Change in assets and liabilities	22,901	(24,806)
Net cash provided by operating activities	60,982	18,606

Cash flows from investing activities:
Restricted cash	(51)	—
Business acquisitions, net of cash acquired	(10,914)	(20,881)
Additions to plant assets	(8,485)	(21,007)
Proceeds from disposition of plant assets	5	56
Net cash used in investing activities	(19,445)	(41,832)

Cash flows from financing activities:
Net borrowings on revolving credit facility	1,000	28,000
Payments on long-term debt	(72)	—
Sale of capital stock under stock option and employee purchase plans	1,470	3,462
Payments for repurchase of common stock	(31,006)	(7,949)
Excess tax benefit from stock-based compensation	38	600
Dividend paid to noncontrolling interests	—	(206)
Cash dividends paid	(10,750)	(10,068)
Net cash (used in) provided by financing activities	(39,320)	13,839
Net effect of exchange rate changes on cash	887	(324)
Net change in cash and cash equivalents	3,104	(9,711)
Cash and cash equivalents, beginning of period	101,529	94,064
Cash and cash equivalents, end of period	$104,633	$84,353

Cash paid during the period for:
Interest	$1,653	$1,201
Income taxes, net of refunds	$2,948	$3,638

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

CLARCOR Inc. and its subsidiaries (collectively, the “Company” or “CLARCOR”) is a global provider of filtration products, filtration systems and services, and consumer and industrial packaging products. As discussed further in Note 15, the Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. On June 27, 2015, the Company completed the disposition of J.L. Clark, Inc. ("J.L. Clark"), which was the sole operating company within the Company's Packaging segment. The Consolidated Condensed Financial Statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of each respective reporting period presented. All intercompany accounts and transactions have been eliminated.

The Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended February 27, 2016 and February 28, 2015 and the Consolidated Condensed Balance Sheet as of February 27, 2016 have been prepared by the Company without audit.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2015 (“2015 Form 10-K”).  The November 28, 2015 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2015 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows have been made.  The results of operations for the period ended February 27, 2016, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2015 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company had $1,345 and $1,294 of noncurrent restricted cash recorded in Other noncurrent assets as of February 27, 2016 and November 28, 2015, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	February 27, 2016	November 28, 2015
Raw materials	$98,769	$99,129
Work in process	43,770	43,907
Finished products	134,700	131,789
Inventories	$277,239	$274,825

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

At February 27, 2016 and November 28, 2015, property, plant and equipment of $533 related to property held in Rockford, Illinois was classified as an Asset held for sale.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the three months ended February 27, 2016 are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Total
Balance at November 28, 2015, net of tax	$(36,003)		$(52,049)	$(88,052)
Other comprehensive loss before reclassifications and tax	(185)		(11,936)	(12,121)
Tax benefit	67		—	67
Other comprehensive loss before reclassifications, net of tax	(118)		(11,936)	(12,054)
Reclassifications, before tax	902	(a)	—	902
Tax expense	(305)		—	(305)
Reclassifications, net of tax	597		—	597
Other comprehensive income (loss), net of tax	479		(11,936)	(11,457)
Balance at February 27, 2016, net of tax	$(35,524)		$(63,985)	$(99,509)
___________
(a) Includes amortization of prior service cost and net actuarial loss included in net periodic benefit cost (see Note 10) that were reclassified from accumulated other comprehensive loss to selling and administrative expenses.

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

New Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company).

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Subsequently, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date," that moves the effective date out one year (fiscal 2019 for the Company). Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09 and early adoption of one year prior to the required effective date is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2014-09 and ASU 2015-14 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issue costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. Amortization of such costs is still reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company), but early adoption is allowed. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issue costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company has not yet determined in which period it will adopt the new guidance. Upon adoption, long-term debt issuance costs will be reclassified from other long-term assets to long-term debt on the Condensed Consolidated Balance Sheets.

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

In February 2016, the FASB issued ASU 2016-02, "Leases," which amends leasing guidance by requiring companies to recognize a right-of-use asset and a lease liability for all operating and capital (finance) leases with lease terms of greater than twelve months.  The lease liability will be equal to the present value of lease payments.  The lease asset will be based on the lease liability, subject to adjustment, such as for initial direct costs.  For income statement purposes, leases will continue to be classified as operating or capital (finance), with lease expense in both cases calculated substantially the same as under the prior leasing guidance.  The updated guidance is effective for interim and annual periods beginning after December 15, 2018 (fiscal year 2020 for the Company), and early adoption is permitted.  The Company has not yet determined the potential effects of the adoption of ASU 2016-02 on its Consolidated Financial Statements.

2.	BUSINESS ACQUISITIONS AND NONCONTROLLING INTERESTS

Business Acquisitions

TDC
On January 29, 2016 the Company acquired certain assets of TDC Filter Manufacturing, Inc. (“TDC”), a manufacturer and supplier of pleated filter bags, dust collection cartridges and gas turbine air filters, for a purchase price of approximately $10,914. The operations of TDC have been merged into the Company's CLARCOR Industrial Air business, headquartered in Overland Park, Kansas, which is part of the Company's Industrial/Environmental Filtration segment. A preliminary allocation of the purchase price to the assets acquired was made based on available information and incorporating management’s best estimates.  Assets acquired in the transaction were recorded at their estimated acquisition-date fair values, consisting primarily of $3,200 of customer relationships, $2,657 of inventory, $1,959 of machinery and equipment, and $3,446 of goodwill.  The Company is currently in the process of finalizing the valuations of all assets acquired.  The Company expects to finalize the purchase price allocation within one year of the purchase date.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Filter Resources
On December 17, 2014, the Company acquired 100% of the outstanding shares of Filter Resources, Inc., Filtration, Inc. and Fabrication Specialties, Inc. (collectively, "Filter Resources"). The purchase price for Filter Resources was approximately $21,861, which the Company funded with borrowings under the Company's revolving credit facility. The Company assumed long-term debt of the business of $1,250, which was immediately repaid in connection with the closing
Filter Resources has operating facilities located in the Texas gulf coast and Louisiana region, with approximately 75 total employees. The business is engaged in the manufacture and distribution of filtration products for petrochemical, refinery, pipeline and other industrial applications. The operations of Filter Resources have been merged into the Company's PECOFacet group of companies, headquartered in Mineral Wells, Texas. Its results are included as part of the Company's Industrial/Environmental Filtration segment from the date of acquisition.
A contingent liability for a potential earn-out payment to the former owners, based on adjusted earnings from certain capital projects, was initially recorded at its acquisition-date estimated fair value of $1,154 and is being accreted to its face value of $1,350 ratably through the conclusion of the earn-out period in 2016. The resulting contingent liability of $1,317 is included in Accrued liabilities in the Consolidated Condensed Balance Sheet at February 27, 2016, with $33 of accretion recorded as Interest expense in the Consolidated Condensed Statement of Earnings for the three months ended February 27, 2016.
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
	$10,880
Net sales and operating profit for Filter Resources for the three months ended February 27, 2016 and February 28, 2015 (which, in the case of the three month period ended February 28, 2015, includes the period from December 17, 2014 to February 28, 2015) were as follows:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Three Months Ended	Three Months Ended
	February 27, 2016	February 28, 2015
Net sales	$5,551	$4,047
Operating profit	402	276
Noncontrolling Interests

Noncontrolling interests changed as follows during the three months ended February 27, 2016 and February 28, 2015:

	Three Months Ended
	February 27, 2016		February 28, 2015
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$—	$896	$1,587	$1,043

Noncontrolling interests (loss) earnings	—	27	(24)	52
Foreign currency translation	—	(82)	(119)	(84)
Dividend	—	—	—	(206)

Noncontrolling interests at end of period	$—	$841	$1,444	$805

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

J.L. Clark
On June 27, 2015, the Company sold 100% of the outstanding shares of J.L. Clark to CC Industries, Inc. ("CCI"), an affiliate of Chicago-based Henry Crown and Company, for $45,232 in cash (cash from CCI of $47,848 at closing, net of $745 cash divested and a post-closing adjustment of $1,871 related to the amount of working capital as of the closing date, as provided in the purchase agreement). Headquartered in Rockford, Illinois and with manufacturing facilities in Lancaster, Pennsylvania, J.L. Clark designs and manufactures specialty metal and plastic packaging for a variety of consumer products customers. Prior to its divestiture, J.L. Clark was the sole operating company within the Company's Packaging segment. The sale of J.L. Clark is consistent with the Company's strategic focus on being a global provider of filtration products, systems and services.
Net sales and operating profit attributable to J.L. Clark for the three months ended February 27, 2016 and February 28, 2015 were as follows:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	2016	2015
Net sales	$—	$15,749
Operating profit	—	439

4.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the three months ended February 27, 2016:

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
Goodwill at beginning of year	$207,537	$298,728	$—	$506,265
Acquisition	—	3,446	—	3,446
Currency translation adjustments	(338)	(4,618)	—	(4,956)
Goodwill at end of period	$207,199	$297,556	$—	$504,755

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements:

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Packaging	Total
February 27, 2016
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$74,282	$—	$75,065

Finite Lived Intangibles:
Trademarks, gross - finite lived	$277	$568	$—	$845
Accumulated amortization	(135)	(439)	—	(574)
Trademarks, net - finite lived	$142	$129	$—	$271

Customer relationships, gross	$139,450	$129,732	$—	$269,182
Accumulated amortization	(21,321)	(41,367)	—	(62,688)
Customer relationships, net	$118,129	$88,365	$—	$206,494

Other acquired intangibles, gross	$11,243	$60,233	$—	$71,476
Accumulated amortization	(2,260)	(29,191)	—	(31,451)
Other acquired intangibles, net	$8,983	$31,042	$—	$40,025

Total finite lived intangible assets, net	$127,254	$119,536	$—	$246,790

Acquired intangible assets, less accumulated amortization	$128,037	$193,818	$—	$321,855

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes estimated amortization expense:

Fiscal year 2016	$24,387
Fiscal year 2017	24,134
Fiscal year 2018	23,466
Fiscal year 2019	23,248
Fiscal year 2020	22,949

Amortization expense for the three months ended February 27, 2016 and February 28, 2015 was $6,150 and $6,256, respectively.

5.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
February 27, 2016
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$304	$304	$—	$—
Mutual fund investments - bonds	345	345	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$663	$663	$—	$—

Filter Resources contingent earn-out, included in Accrued liabilities	$1,317	$—	$—	$1,317

Foreign exchange contracts, included in Prepaid expenses and other current assets	$186	$—	$186	$—

Foreign exchange contracts, included in Accrued liabilities	$812	$—	$812	$—

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 28, 2015
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$352	$352	$—	$—
Mutual fund investments - bonds	363	363	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$729	$729	$—	$—

Filter Resources contingent earn-out, included in Accrued liabilities	$1,285	$—	$—	$1,285

Foreign exchange contracts, included in Prepaid expenses and other current assets	$418	$—	$418	$—

Foreign exchange contracts, included in Accrued liabilities	$40	$—	$40	$—

There were no changes in the fair value determination methods or significant assumptions used in those methods during the three months ended February 27, 2016.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the three months ended February 27, 2016. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

The Company is liable for a contingent earn-out established in connection with the acquisition of Filter Resources on December 17, 2014. This earn-out, which is payable to the former owners of Filter Resources, has been recorded at its estimated fair-value of $1,317, in Accrued liabilities in the Consolidated Condensed Balance Sheet. The contingent liability for the earn-out will continue to be accounted for and measured at fair value until the contingency is settled during the Company's fiscal year 2016. The fair value measurement of the earn-out payment is based on estimated adjusted earnings from certain capital projects, which represent significant inputs not observed in the market and thus represents a Level 3 measurement.

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value of $1,018, which was recorded as an other long-term liability at that time.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on 2014 and 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent consideration payment is revalued to its current fair value at each reporting date. The fair value of the TransWeb contingent earn-out payment was $0 at February 27, 2016 and at November 28, 2015, based on the adjusted earnings of TransWeb.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust, derivative instruments and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both February 27, 2016 and November 28, 2015.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  A fair value estimate of $404,308 and $403,821 for long-term debt at February 27, 2016 and November 28, 2015, respectively, is based on a Level 2 measurement using the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at February 27, 2016 and November 28, 2015 is $406,140 and $405,156, respectively.

See Note 6 for information related to the fair value of hedging instruments.

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

All derivatives are recognized on the balance sheet at fair value and classified based on the instrument's maturity date. The total notional amount of derivatives outstanding at February 27, 2016 and November 28, 2015 was $45,499 and $48,797 respectively, which consists of undesignated derivative instruments to manage translational foreign exchange risk related to inter-company advances, and derivatives designated as fair value hedges to manage the risk of changes in foreign currency exchange rates on certain firm sales commitments expected to be settled at future dates.

The following table presents the fair values of derivative instruments included within the Consolidated Condensed Balance Sheets at February 27, 2016 and November 28, 2015:

	February 27, 2016	November 28, 2015
Prepaid expenses and other current assets
Designated as hedging instruments:
Foreign exchange contracts	$—	$263
Unrecognized firm sales commitments	358	—
Total designated	$358	$263
Not designated as hedging instruments:
Foreign exchange contracts	186	155
Total not designated	$186	$155
Total derivatives	$544	$418

Accrued liabilities
Designated as hedging instruments:
Foreign exchange contracts	$361	$—
Unrecognized firm sales commitments	—	384
Total designated	$361	$384
Not designated as hedging instruments:
Foreign exchange contracts	451	40
Total not designated	$451	$40
Total derivatives	$812	$424

The following table presents the amounts of income (expense) from derivative instruments affecting the Consolidated Condensed Statements of Earnings for the three months ended February 27, 2016 and February 28, 2015:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	February 27, 2016	February 28, 2015
Fair value hedges
Foreign exchange contracts - Selling and administrative expenses	$(723)	$(8)
Unrecognized firm sales commitments - Selling and administrative expenses	742	14
Total designated	$19	$6

Not designated as hedges
Foreign exchange contracts - Selling and administrative expenses	$(728)	$(66)
Foreign exchange contracts - Other, net income (expense)	4,123	(325)
Total not designated	$3,395	$(391)

Fair Value Hedges

The Company is exposed to changes in foreign currency exchange rates on certain unrecognized firm sales commitments expected to be settled at future dates. The Company may use foreign currency forward contracts to manage certain such risks. The Company designates each such contract as a fair value hedge from the date the firm sales commitment and derivative contract are entered into through the date the related sale occurs, at which point the foreign currency forward contract is de-designated as a fair value hedging instrument. All realized and unrealized gains or losses on such foreign currency forward contracts are recognized in income as incurred. Changes in the fair value of the related unrecognized firm sales commitments that arise due to fluctuations in foreign currency exchange rates are also reflected in income and as an asset or liability on the Consolidated Condensed Balance Sheets.

The total notional amount of foreign currency contracts designated as fair value hedges outstanding at February 27, 2016 and November 28, 2015 was $4,405 and $5,326, respectively. The cash flows associated with the periodic settlement of the Company's fair value hedges are reflected as a component of Cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

Undesignated Derivative Instruments

The Company is exposed to changes in foreign currency exchange rates on certain inter-company advances. The Company may use foreign currency forward contracts to manage certain such risks. These forward contracts are not designated as hedging instruments under the accounting standards for derivatives and hedging. These undesignated instruments are recorded at fair value as an asset or liability on the Consolidated Condensed Balance Sheets and all realized and unrealized gains or losses on such foreign currency forward contracts are recognized in Other, net income on the Consolidated Condensed Statements of Earnings as incurred. The Company intends to settle the underlying inter-company advances in cash, therefore gains and losses on translation of the inter-company advances are also recognized in Other, net on the Consolidated Condensed Statements of Earnings as incurred. The cash flows associated with the periodic settlement of the Company's undesignated derivative instruments are reflected as a component of Cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of February 27, 2016 and November 28, 2015 was $36,215 and $36,259, respectively. During the three months ended February 27, 2016, the Company recorded realized and unrealized gains of $4,123 on such forward currency contracts and losses of $4,187 on translation of the underlying inter-company advances. During the three months ended February 28, 2015, the Company recorded realized and unrealized losses of $325 on such forward currency contracts and losses of $258 on translation of the underlying inter-company advances.

Additionally, the total notional amount of foreign currency contracts de-designated as fair value hedges outstanding at February 27, 2016 and November 28, 2015 was $4,879 and $7,212, respectively.

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

7.	ACCRUED LIABILITIES

Accrued liabilities at February 27, 2016 and November 28, 2015 were as follows:

	February 27, 2016	November 28, 2015
Accrued salaries, wages and commissions	$12,767	$16,498
Compensated absences	8,071	8,672
Accrued insurance liabilities	8,774	9,928
Warranties	7,276	7,870
Customer deposits	26,726	25,036
Other accrued liabilities	30,879	38,406
Accrued liabilities	$94,493	$106,410

The Company had letters of credit totaling $19,976 and $24,581 as of February 27, 2016 and November 28, 2015, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

In the ordinary course of business, the Company also provides routine indemnifications and other guarantees whose terms range in duration and are often not explicitly defined. The Company does not believe these will have a material impact on the results of operations or financial condition of the Company.

Warranties

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold. The expenses estimated to be incurred are provided at the time of sale, or when a claim arises, and adjusted as needed, based primarily upon experience. Changes in the Company’s warranty accrual are as follows:

	Three Months Ended
	February 27, 2016	February 28, 2015
Warranty accrual at beginning of period	$7,870	$9,405
Warranty accrual added through business acquisitions	—	100
Accruals for warranties issued during the period	582	154
Adjustments related to pre-existing warranties	(599)	(48)
Settlements made during the period	(396)	(373)
Other adjustments, including currency translation	(181)	(93)
Warranty accrual at end of period	$7,276	$9,145

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

8.	RESTRUCTURING

During the first quarter of fiscal 2016, the Company recorded restructuring charges of $759, $726 of which is included in Cost of sales and $33 of which is included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings, related to efforts to more closely align operating expenses with the Company’s long-term strategic initiatives and macroeconomic business conditions.  There were no such restructuring charges during the first quarter of fiscal 2015.  The restructuring charges in the first quarter of 2016 consisted primarily of severance and other employee termination benefits, and lease termination costs related to the exit of an operating facility, substantially all of which costs are expected to be settled in cash. Approximately $2,537 of restructuring charges are included in Accrued liabilities in the Consolidated Condensed Balance Sheet at February 27, 2016, all of which are expected to be paid out in 2016.

9.	LONG-TERM DEBT

Long-term debt at February 27, 2016 and November 28, 2015 consisted of the following:

	February 27, 2016	November 28, 2015
Credit Facility:
Revolving Credit Facility	$198,000	$197,000
Term Loans	200,000	200,000
Industrial Revenue Bonds, at weighted average interest rates of 0.30%, at February 27, 2016 and November 28, 2015	7,410	7,410
Other long-term debt	730	746
Total long-term debt	$406,140	$405,156

Current portion of long-term debt	$10,299	$7,788
Long-term debt, less current portion	$395,841	$397,368

On April 5, 2012, the Company entered into a five-year multicurrency revolving credit agreement with a group of financial institutions. The Company subsequently entered into credit agreement amendments on November 22, 2013 and on May 1, 2014 to add a term loan facility to the revolving credit agreement, and later to increase the size of the term loan facility. On November 2, 2015, the Company entered into an amended and restated credit facility, under which the Company may borrow up to $700,000 under a senior credit facility comprised of a $500,000 multicurrency revolving credit facility (the "Revolving Credit Facility") and $200,000 of term loans (the "Term Loans" and together with the Revolving Credit Facility the "Credit Facility"). The Revolving Credit Facility includes a $50,000 swing-line sub-facility, as well as an accordion feature that will allow the Company to increase the Revolving Credit Facility by a total of up to $100,000, subject to securing additional commitments from existing lenders or new lending institutions. At the Company's election, borrowings under the Revolving Credit Facility and Term Loans bear interest at either (1) a defined base rate, which varies with the highest of the defined prime rate, a specified margin over the federal funds rate, or a specified margin over the London Interbank Offered Rate ("LIBOR"), provided that the defined base rate shall not be less than zero percent, or (2) LIBOR plus an applicable margin determined with reference to the Company's consolidated leverage ratio. Swing line borrowings bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The amended and restated credit agreement also contains certain covenants customary to such agreements, including covenants that place limits on the Company's ability to incur additional debt, require the Company to maintain minimum levels of interest coverage, and restrict certain changes in ownership, as well as customary events of default. The principal balance outstanding under the Revolving Credit Facility is payable in full at maturity on November 1, 2020. Principal is payable in respect of the Term Loans in quarterly installments based on specified percentages of the initial principal amount of the Term Loans, and the entire outstanding principal balance of the Term Loans is payable in full at maturity on November 1, 2020.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

At February 27, 2016, there was $200,000 of outstanding Term Loans with a weighted average interest rate of approximately 1.68%, there was $198,000 outstanding on the Revolving Credit Facility with a weighted average interest rate of approximately 1.68%, and the Company had a remaining borrowing capacity of $294,590. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $7,410 and $7,521 in letters of credit had been issued at February 27, 2016 and November 28, 2015, respectively.

10.	PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company provides various retirement benefits, including defined benefit pension plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

	Quarter Ended
	February 27, 2016	February 28, 2015
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$371	$535
Interest cost	1,560	1,876
Expected return on plan assets	(2,590)	(2,926)
Amortization of unrecognized:
Prior service cost	—	(2)
Net actuarial loss	956	968
Net periodic benefit cost	$297	$451

Cash contributions	$61	$64

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$2
Amortization of unrecognized:
Prior service cost	(31)	(31)
Net actuarial gain	(23)	(37)
Net periodic benefit income	$(52)	$(66)

Cash contributions	$11	$15

Net periodic benefit expense and obligations related to the Company's pension and post-retirement benefits plans are determined using a number of significant actuarial assumptions, including those related to discount rates, long-term rates of return on pension plan assets and rates of compensation increases. Discount rate assumptions are intended to reflect the rate at which the pension benefit obligations could be effectively settled on the measurement date, taking into account the nature and expected payment timing of the benefit obligations of the plan. Historically, the Company has calculated the projected benefit obligations as well as the interest cost and service cost components of net periodic benefit expense for each domestic plan using a single weighted-average discount rate, rounded to 25 basis points, based on high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits (the "single equivalent rate approach").

During 2015, the SEC staff expressed its acceptance for companies applying an alternate approach for measuring the service cost and interest cost components of net periodic benefit cost for postretirement benefit plan obligations. This alternate approach uses individual spot rates derived from a high-quality corporate bond yield curve to separately and directly determine service cost

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

and interest cost based on projected benefit cash flows for each future year (the "spot rate approach"), instead of the single equivalent rate approach. Further, the SEC staff stated that it would not object to companies treating the change in approach as a change in estimate.

The Company elected to change its estimate in the determination of discount rate assumptions used to determine net periodic benefit costs effective for fiscal year 2016 for each its domestic plans, changing from the single equivalent rate approach to the spot rate approach. This change in estimate had no impact on the interest cost and service cost components of net periodic benefit cost in any periods prior to fiscal year 2016, nor does it change the determination of benefit obligations for the plans at future measurement dates. The interest cost and service cost components of each plan's net periodic benefit cost for fiscal year 2016 were determined using spot rates from the Citigroup Pension Discount Curve, applied separately to the projected pension benefit cash flows in each future year.

The changes in the fair value of plan assets, plan liabilities and in the assumptions, including the change to the spot rate approach as described above, result in an approximate $445 net decrease in fiscal year 2016 expense for the Company's qualified U.S. pension plans compared to fiscal year 2015 expense. The Company estimates that fiscal year 2016 expense for its qualified U.S. pension plans would have been approximately $1,343 higher under the single equivalent rate approach, all else being equal. The changes in plan liabilities and in the assumptions result in an approximate $58 net decrease in fiscal year 2016 expense for the Company's U.S. combined nonqualified plans compared to fiscal year 2015 expense. The Company estimates that fiscal year 2016 expense for its U.S. combined nonqualified plans would have been approximately $14 higher under the single equivalent rate approach, all else being equal.

The actuarial assumptions used in measuring the net periodic benefit cost and plan obligations were as follows:

Qualified plans:
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.99%	3.75%
Rate of compensation increase	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate - interest cost	3.27%	3.75%
Discount rate - service cost	4.16%	3.75%
Rate of compensation increase	4.00%	4.00%
Long-term rate of return on plan assets	6.50%	7.00%
Measurement date	11/30/2015	11/30/2014

Nonqualified plans:
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.35%	3.00%
Rate of compensation increase	4.00%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate - interest cost	2.57%	3.00%
Discount rate - service cost	2.49%	3.00%
Rate of compensation increase	4.00%	4.00%
Measurement date	11/30/2015	11/30/2014

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

The Company expects to contribute up to the following amounts to its various plans to pay benefits during 2016:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

U.S. Qualified Plans	$—
U.S. Combined Nonqualified Plans	159
Non-U.S. Plan	384
Postretirement Healthcare Benefit Plan	45
Total expected contributions	$588

During the three months ended February 27, 2016, the Company contributed $72 to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $663 and $729 at February 27, 2016 and November 28, 2015, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 5).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

11.	INCOME TAXES

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits:

	Three Months Ended
	February 27, 2016	February 28, 2015
Unrecognized tax benefits at beginning of year	$3,859	$2,487
Additions for current period tax positions	144	175
Changes in interest and penalties	34	19
Unrecognized tax benefits at end of period	$4,037	$2,681

At February 27, 2016, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, was $2,926.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense. At February 27, 2016, the Company had $304 accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits will decrease by $282 over the next twelve months as a result of expected settlements with taxing authorities or the lapse of the statue of limitations in certain jurisdictions. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements, it is possible that there could be other significant changes in the amount of unrecognized tax benefits in the next twelve months; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Company's federal tax returns for years subsequent to fiscal year 2011 are open for examination. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2010.

The Company's effective tax rate increased 0.6 percentage points to 30.5% in the first quarter of 2016 from 29.9% in the first quarter of 2015. The Company's effective tax rate in the first quarter of 2016 reflected a 1.8 percentage point unfavorable impact from domestic manufacturing deduction adjustments related to the retroactive extension of bonus depreciation partially offset by a 1.0 percentage point favorable impact related to the extension of the research and development tax credit as well as a 0.2 percentage point favorable impact on other tax items.

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

3M timely exercised its automatic right to appeal the District Court's judgment to the U.S. Court of Appeals for the Federal Circuit. On February 10, 2016, the Court of Appeals issued a unanimous decision upholding the lower court's rulings in all respects. Following this ruling, on March 7, 2016, 3M agreed to pay TransWeb $27,250 in full and final satisfaction of the judgment and applicable interest and to forgo any further rights of appeal, and TransWeb and the Company agreed not to seek any further recoveries from 3M with respect to this matter. 3M made the required payment on March 9, 2016, and the parties jointly filed a stipulated satisfaction of judgment with the District Court on March 14, 2016, concluding this matter.

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

On March 25, 2014, the shareholders of CLARCOR approved the 2014 Incentive Plan, which replaced the 2009 Incentive Plan. The 2014 Incentive Plan allows the Company to grant stock options, restricted stock unit awards, restricted stock, performance awards and other awards to officers, directors and key employees of up to 6,600,000 shares during a ten-year period that ends in April 2024.  Upon share option exercise or restricted stock unit award conversion, the Company issues new shares unless treasury shares are available.  The key provisions of the Company’s stock-based incentive plans are described in Note O of the Company’s Consolidated Financial Statements included in the 2015 Form 10-K.

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

The following table summarizes information related to stock options and stock option exercises during the three months ended February 27, 2016 and February 28, 2015:

	Quarter Ended
	February 27, 2016	February 28, 2015
Pre-tax compensation expense	$1,415	$1,848
Deferred tax benefits	(514)	(672)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	35	392
Fair value of stock options on date of grant	2,144	3,196
Total intrinsic value of stock options exercised	380	1,751
Cash received upon exercise of stock options	1,131	3,111
Addition to capital in excess of par value due to exercise of stock options	1,126	3,418

The following table summarizes activity for the three months ended February 27, 2016 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan, the 2009 Incentive Plan and the 2014 Incentive Plan:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,422,538	$48.46
Granted	296,500	$46.45
Exercised	(31,963)	$35.39
Surrendered	(21,025)	$58.19
Outstanding at end of period	2,666,050	$48.32

Exercisable at end of period	1,935,719	$46.09

 At February 27, 2016, there was $3,301 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.25 years.

The following table summarizes information about the Company’s outstanding and exercisable options at February 27, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $28.13	32,000	$25.49	$726	2.92	32,000	$25.49	$726	2.92
$31.96 - $36.48	424,821	$33.61	6,190	2.71	424,821	$33.61	6,190	2.71
$42.86 - $46.80	1,037,476	$44.73	3,581	7.01	669,204	$43.91	2,857	5.73
$49.35 - $63.22	1,171,753	$57.46	—	7.40	809,694	$55.25	—	6.97
	2,666,050	$48.32	$10,497	6.45	1,935,719	$46.09	$9,773	5.54

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year:

	Three Months Ended
	February 27, 2016	February 28, 2015
Weighted average fair value per option at the date of grant for options granted	$7.23	$10.26
Risk-free interest rate	1.46%	1.31%
Expected dividend yield	1.89%	1.27%
Expected volatility factor	20.40%	19.50%
Expected option term in years	5.0	5.0

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

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period (generally four years).  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 8,058 and 14,520 vested and deferred shares at February 27, 2016 and November 28, 2015, respectively.

The following table summarizes information related to restricted stock unit awards during the three months ended February 27, 2016 and February 28, 2015:

	Quarter Ended
	February 27, 2016	February 28, 2015
Pre-tax compensation expense	$951	$835
Deferred tax benefits	(346)	(304)
Excess tax (shortfall) benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	(109)	208
Fair value of restricted stock unit awards on date of grant	2,954	3,180
Fair value of restricted stock unit awards vested	1,494	979

The following table summarizes activity for the three months ended February 27, 2016 with respect to the restricted stock unit awards:

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	71,592	$60.09
Granted	63,605	$46.45
Vested	(25,696)	$58.14
Surrendered	(1,092)	$58.20
Nonvested at end of period	108,409	$52.57

As of February 27, 2016, there was $3,865 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 3.00 years.

Restricted Stock Unit Awards with Performance Conditions

Beginning in 2015, performance awards were issued to officers and certain key employees as an incentive to achieve revenue growth and operating profit margin goals over a three-year period. The awards are in the form of restricted stock units, which vest at the end of the three-year period if the specified sales growth and operating margin goals are achieved. These restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Fair value of the restricted stock units is determined based on the market price of the stock on the grant date. Compensation cost is recorded equally over the three-year period in which the stock units are earned, based on a periodic determination of the probable performance outcome.  There were no vested shares at February 27, 2016 and November 28, 2015, respectively.

The following table summarizes information related to restricted stock unit awards with performance conditions during the three months ended February 27, 2016 and February 28, 2015:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Quarter Ended
	February 27, 2016	February 28, 2015
Pre-tax compensation expense	$—	$464
Deferred tax benefits	—	(169)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	—	—
Fair value of restricted stock unit awards on date of grant	—	5,857
Fair value of restricted stock unit awards vested	—	—

The following table summarizes activity for the three months ended February 27, 2016 with respect to the restricted stock unit awards with performance conditions:

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	92,650	$63.22
Granted	—	$—
Vested	—	$—
Surrendered	(2,671)	$63.22
Nonvested at end of period	89,979	$63.22

As of February 27, 2016, there was $5,688 of total unrecognized compensation cost related to restricted stock unit awards with performance conditions. The Company does not currently expect to recognize any of this compensation cost, based on the probable performance outcome.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the three months ended February 27, 2016 and February 28, 2015, respectively:

	Quarter Ended
	February 27, 2016	February 28, 2015
Pre-tax compensation expense	$19	$—
Shares of Company common stock issued under the plans	—	—

14.	EARNINGS PER SHARE AND STOCK REPURCHASE ACTIVITY

The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding.  Diluted earnings per share reflects the impact of outstanding stock options, restricted stock and other stock-based arrangements.  The FASB has issued guidance requiring unvested share-based payment awards containing nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and included in the computation of earnings per share pursuant to the two-class method.  The Company’s unvested restricted stock unit awards discussed in Note 13 qualify as participating securities under this guidance.  However, the unvested restricted stock unit awards do not materially impact the calculation of basic or diluted earnings per share; therefore, the Company does not present the two-class method

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

computation.  The following table provides a reconciliation of the numerators and denominators utilized in the calculation of basic and diluted earnings per share:

	Quarter Ended
	February 27, 2016	February 28, 2015
Weighted average number of shares outstanding - Basic	48,803,049	50,255,915
Dilutive effect of stock-based arrangements	301,276	536,568
Weighted average number of shares outstanding - Diluted	49,104,325	50,792,483

Net earnings attributable to CLARCOR Inc.	$21,163	$26,709

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.43	$0.53
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.43	$0.53

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity:

	Quarter Ended
	February 27, 2016	February 28, 2015
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	1,171,753	—
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$31,006	$7,949
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	669,604	122,000

At February 27, 2016, there remained $106,677 authorized for future purchases under the Company’s $250,000 stock repurchase program that was approved by the Company's Board of Directors on June 25, 2013.

15.	SEGMENT INFORMATION

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

Segment information is summarized as follows:

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Quarter Ended
	February 27, 2016	February 28, 2015
Net sales:
Engine/Mobile Filtration	$134,554	$144,458
Industrial/Environmental Filtration	181,718	190,916
Packaging	—	15,749
	$316,272	$351,123

Operating profit:
Engine/Mobile Filtration	$19,067	$24,746
Industrial/Environmental Filtration	12,892	14,008
Packaging	—	439
	31,959	39,193
Other income (expense), net	(1,469)	(1,046)
Earnings before income taxes	$30,490	$38,147

	February 27, 2016	November 28, 2015
Identifiable assets:
Engine/Mobile Filtration	$746,649	$771,120
Industrial/Environmental Filtration	997,549	1,028,793
Packaging	—	—
Corporate	38,059	18,543
	$1,782,257	$1,818,456

16.	SUBSEQUENT EVENT

On March 7, 2016, the Company and 3M reached an agreement with regard to the litigation matter between TransWeb and 3M, whereby 3M agreed to pay TransWeb $27,250 in full and final satisfaction of the judgment and applicable interest and to forgo any further rights of appeal, and TransWeb and the Company agreed not to seek any further recoveries from 3M. 3M made the required payment on March 9, 2016. The Company expects to record the receipt of this payment as income in the second quarter of fiscal 2016. Please refer to Note 12 for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information presented in this discussion should be read in conjunction with other financial information provided in the Consolidated Condensed Financial Statements and accompanying notes and with the audited Consolidated Financial Statements and accompanying notes included in the 2015 Form 10-K.  Except as otherwise set forth herein, references to particular years or quarters refer to our applicable fiscal year or quarter.  The analysis of operating results focuses on our three reportable business segments:  Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. On June 27, 2015, the Company completed the disposition of J.L. Clark, which was the sole operating company within the Packaging segment. The financial results presented herein for fiscal 2015 reflect the results of J.L. Clark through the date of disposition.

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands, except per share data)

	First Quarter
			Change
	2016	2015	$	%
Net sales	$316,272	$351,123	$(34,851)	(10)%
Cost of sales	215,371	238,148	(22,777)	(10)%
Gross profit	100,901	112,975	(12,074)	(11)%
Selling and administrative expenses	68,942	73,782	(4,840)	(7)%
Operating profit	31,959	39,193	(7,234)	(18)%
Other income (expense)	(1,469)	(1,046)	(423)
Provision for income taxes	9,300	11,410	(2,110)	(18)%
Net earnings attributable to CLARCOR	$21,163	$26,709	$(5,546)	(21)%
Weighted average diluted shares	49,104	50,792	(1,688)	(3)%
Diluted earnings per share attributable to CLARCOR	$0.43	$0.53	$(0.10)	(19)%

Percentages:
Gross margin	31.9%	32.2%		(0.3)	pt
Selling and administrative percentage	21.8%	21.0%		0.8	pt
Operating margin	10.1%	11.2%		(1.1)	pt
Effective tax rate	30.5%	29.9%		0.6	pt
Net earnings margin	6.7%	7.6%		(0.9)	pt

First Quarter

Net Sales

Net sales decreased $34.9 million, or 10%, in the first quarter of 2016 from the first quarter of 2015. Estimated components of this 10% decrease in net sales are as follows:

Divestiture of J.L. Clark	(4)%
Organic volume	(3)%
Pricing	—%
Foreign exchange	(3)%
(10)%

The decrease in net sales in the first quarter of 2016 from the first quarter of 2015 was driven primarily by the following factors:

•	Decreased net sales of $15.7 million due to the June 2015 divestiture of J.L. Clark, the sole operating company within our Packaging segment, which the Company sold to CCI on June 27, 2015.

•
Decreased net sales volume of $3.7 million, or 2%, at our Industrial/Environmental Filtration segment. This net sales decrease resulted from a $16.1 million, or 12%, decrease in sales within the U.S., partially offset by a $12.4 million, or 20%, increase in foreign net sales, excluding the impact of changes in foreign currency exchange rates. The 12% decrease in sales volume within the U.S. resulted primarily from decreased sales of industrial air filtration products, gas turbine air intake filtration systems and replacement filters, and lower sales of natural gas filtration vessels and aftermarket elements, partly offset by higher sales of HVAC air filter sales and higher sales of commercial and military aerospace filters. The 20% increase in foreign net sales primarily resulted from increased sales of natural gas filtration vessels and increased export sales of HVAC filters.

•
Decreased net sales volume of $6.5 million, or 4%, at our Engine/Mobile Filtration segment. This net sales decrease resulted from a $5.2 million, or 5%, decrease in sales within the U.S. and a $1.3 million, or 3%, decrease in foreign net sales, excluding the impact of changes in foreign currency exchange rates. The 5% decrease in sales volume within the U.S. resulted primarily from a reduction in heavy-duty engine filter aftermarket sales to original equipment suppliers and dealers, primarily reflecting lower demand for off-highway, agricultural and construction applications, and lower sales of heavy-duty engine filters to other filtration company customers, partly offset by an increase in sales of heavy-duty engine filter aftermarket sales to the retail channel. The 3% decrease in foreign net sales volume in this segment primarily resulted from lower export sales of diesel fuel filter assemblies and replacement filters and lower sales volume in China due to lower demand from original equipment manufacturers, partly offset by increased sales in Europe, Mexico and Australia.

•
Net sales in the first quarter of 2016 compared to the first quarter of 2015 also reflect a $9.0 million reduction due to changes in foreign currency exchange rates, primarily reflecting strengthening of the U.S. dollar against the British Pound and most other foreign currencies where our foreign income and cash flows are derived.

Cost of Sales

Cost of sales decreased $22.8 million, or 10%, in the first quarter of 2016 from the first quarter of 2015. This 10% decrease in cost of sales was slightly lower than the 10% decrease in net sales. As a result, our gross margin decreased to 31.9% in the first quarter of 2016 from 32.2% in the first quarter of 2015. This 0.3 percentage point decrease in gross margin reflects an approximately 1.6 percentage point reduction resulting from lower fixed cost absorption due to lower sales volume, as well as unfavorable sales mix at certain of our businesses. Gross margin in the first quarter of 2016 was also adversely impacted by approximately 0.2 percentage points resulting from $0.8 million of upfront expenses incurred in the first quarter of 2016 related to cost reduction initiatives in our Industrial/Environmental Filtration segment. These unfavorable impacts were partially offset by an approximately 1.0 percentage point improvement in gross margin due to lower costs resulting from previously announced restructuring actions and other cost reduction initiatives, an approximately 0.3 percentage point improvement in gross margin resulting from the favorable mix impact from the J.L. Clark divestiture and approximately 0.2 percentage points of other net favorable impacts, including increases in the selling prices of our products.

Selling and Administrative Expenses

Selling and administrative expenses decreased $4.8 million, or 7%, in the first quarter of 2016 from the first quarter of 2015. This decrease was primarily driven by a $2.9 million reduction in costs resulting from previously announced restructuring actions and other cost reduction initiatives, primarily reflecting reduced headcount, a $1.9 million reduction due to the divestiture of J.L. Clark and a $1.1 million reduction resulting from our ongoing cost reduction and continuous improvement initiatives. These decreases were partly offset by approximately $1.0 million of increased compensation expense related to our company-wide profit sharing plan and $0.1 million of other net increases. Since selling and administrative expenses decreased 7% while net sales decreased 10%, our selling and administrative expenses as a percentage of net sales increased to 21.8% in the first quarter of 2016 from 21.0% in last year's first quarter.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Significant Acquisitions

On January 29, 2016, the Company acquired certain assets of TDC Filter Manufacturing, Inc., for a purchase price of approximately $10.9 million. TDC is now operated as part of CLARCOR Industrial Air which is included in the Company's Industrial/Environmental Filtration segment.

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our 2016 translated U.S. dollar value of net sales and operating profit compared to the same period in 2015 as follows:

(Dollars in millions)	First Quarter
Net sales	$(9.0)
Operating profit (loss)	(0.9)

•	Other income (expense)

Interest expense

We recognized net interest expense in other income (expense) as follows:

(Dollars in millions)	First Quarter
2016	$(2.0)
2015	(0.9)

Net interest expense in the first quarter of 2016 was driven by $1.6 million of interest expense related to borrowings on the Company's credit agreement, which borrowings were originally undertaken to fund a portion of the purchase price of the Company's 2014 acquisitions of the GE Air Filtration business and the Stanadyne business. At the end of the first quarter of 2016, we had $200.0 million of outstanding term loans and $198.0 million of outstanding revolver loans under the Company's credit agreement.

Foreign currency gains and (losses)

We recognized foreign currency gains (losses) in other income (expense) as follows:

(Dollars in millions)	First Quarter
2016	$0.5
2015	(0.2)

Foreign currency gains (losses) in the first quarter of 2016 and in the first quarter of 2015 primarily reflect the translation of inter-company loans--in cases where such loans are expected to be settled in cash at some point in the future--at certain foreign subsidiaries denominated in currencies other than their functional currencies, as well as the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies.

Other income (expense)

There was no significant other income (expense) in the first quarter of 2016 and 2015, respectively.

•	Provisions for income taxes

Our effective tax rate increased 0.6 percentage points to 30.5% in the first quarter of 2016 from 29.9% in the first quarter of 2015. Our effective tax rate in the first quarter of 2016 reflected a 1.8 percentage point unfavorable impact from domestic manufacturing deduction adjustments related to the retroactive extension of bonus depreciation partially offset by a 1.0 percentage point favorable impact related to the extension of the research and development tax credit as well as a 0.2 percentage point favorable impact on other tax items.

•	Shares outstanding

Average diluted shares outstanding decreased by approximately 1.7 million shares in the first quarter of 2016 from the first quarter of 2015, due primarily to our repurchases of common stock, partially offset by incremental dilutive shares related to stock option exercises and the issuance of stock options.

SEGMENT ANALYSIS

	First Quarter
(Dollars in thousands)	2016	% Total	2015	% Total
Net sales:
Engine/Mobile Filtration	$134,554	43%	$144,458	41%
Industrial/Environmental Filtration	181,718	57%	190,916	54%
Packaging[1]	—	—%	15,749	5%
	$316,272	100%	$351,123	100%

Gross profit:
Engine/Mobile Filtration	$43,556	43%	$50,400	45%
Industrial/Environmental Filtration	57,345	57%	60,248	53%
Packaging[1]	—	—%	2,327	2%
	$100,901	100%	$112,975	100%

Operating profit:
Engine/Mobile Filtration	$19,067	60%	$24,746	63%
Industrial/Environmental Filtration	12,892	40%	14,008	36%
Packaging[1]	—	—%	439	1%
	$31,959	100%	$39,193	100%

Gross margin:
Engine/Mobile Filtration	32.4%		34.9%
Industrial/Environmental Filtration	31.6%		31.6%
Packaging[1]	—%		14.8%
	31.9%		32.2%

Operating margin:
Engine/Mobile Filtration	14.2%		17.1%
Industrial/Environmental Filtration	7.1%		7.3%
Packaging[1]	—%		2.8%
	10.1%		11.2%

1 - On June 27, 2015, the Company completed the disposition of J.L. Clark, which was the sole operating company within the Packaging segment. Refer to the Packaging Segment portion of this management discussion and analysis of financial condition and results of operations for further information.

Engine/Mobile Filtration Segment

	First Quarter
			Change
(Dollars in thousands)	2016	2015	$	%
Net sales	$134,554	$144,458	$(9,904)	(7)%
Cost of sales	90,998	94,058	(3,060)	(3)%
Gross profit	43,556	50,400	(6,844)	(14)%
Selling and administrative expenses	24,489	25,654	(1,165)	(5)%
Operating profit	19,067	24,746	(5,679)	(23)%

Gross margin	32.4%	34.9%		(2.5)	pt
Selling and administrative percentage	18.2%	17.8%		0.4	pt
Operating margin	14.2%	17.1%		(2.9)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

Net Sales

The change in net sales for our Engine/Mobile Filtration segment in the first quarter of 2016 from the first quarter of 2015 is detailed in the following tables:

First Quarter

Organic volume	(4)%
Pricing	—%
Foreign exchange	(3)%
(7)%

(Dollars in millions)	First Quarter
2015	$144.5

U.S. net sales	(5.2)
Foreign net sales (including export)	(1.3)
Foreign exchange	(3.4)
Net change	(9.9)

2016	$134.6

The net change in U.S. net sales for our Engine/Mobile Filtration segment in the first quarter of 2016 from the first quarter of 2015 is detailed as follows:

(Dollars in millions)	First Quarter
Heavy-duty engine filtration aftermarket -- other filtration companies	$(3.7)
Heavy-duty engine diesel fuel filter assemblies and replacement filters	(1.4)
Heavy-duty engine filtration aftermarket -- original equipment supply channel	(1.0)
Light-duty (automotive) engine filtration aftermarket	(0.9)
Heavy-duty engine filtration aftermarket -- independent distributors	(0.2)
Heavy-duty engine filtration aftermarket -- retail channel	2.8
Other	(0.8)
Change in U.S. net sales	$(5.2)

Our U.S. net sales decreased 5% in the first quarter of 2016 compared with the first quarter of 2015. The decrease in sales of $5.2 million was primarily the result of a $3.7 million, or 34%, reduction in heavy-duty engine filtration aftermarket sales to other filtration companies as the result of what we believe to be broader macroeconomic dynamics impacting many industrial companies, generally, and filtration companies, in particular. In addition, this decrease resulted from a $1.4 million, or 10%, reduction in sales of original equipment and replacement fuel filtration products for heavy-duty diesel engines used in off-road, agricultural and construction applications, a $1.0 million, or 13%, decline in sales of heavy-duty engine filter aftermarket sales to other original equipment suppliers and dealers and a $0.2 million, or 1%, decline in heavy-duty engine filter aftermarket sales to U.S. independent distributors, primarily reflecting lower demand for off-highway, agricultural and oil and gas trucking applications. We also experienced a decline of approximately $0.9 million, or 18%, in sales of light-duty engine filtration aftermarket products in the first quarter of 2016 compared to 2015, principally driven by lower demand for automotive applications. These decreases were partially offset by approximately $2.8 million of increased sales to a significant customer with whom we previously contracted to supply a full line of private-branded heavy-duty engine filtration aftermarket products through this customer's national retail network.

The net decrease in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the first quarter of 2016 from the first quarter of 2015 is detailed as follows:

(Dollars in millions)	First Quarter
Export sales of heavy-duty engine diesel fuel filter assemblies and replacement filters	$(3.5)
Heavy-duty engine filter sales in China	(0.4)
Heavy-duty engine filter sales in Europe	0.7
Export sales primarily to the Middle East, Southeast Asia and Latin America	1.5
All other, net	0.4
Change in foreign net sales	$(1.3)

Our foreign net sales decreased 3% in the first quarter of 2016 compared with the first quarter of 2015, adjusted for changes in foreign currencies. This decrease principally resulted from a $3.5 million, or 32% decrease in export sales of diesel fuel filter assemblies and replacement filters by the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), reflecting lower demand for off-highway, agricultural and construction applications in various export markets and a $0.4 million, or 8%, decrease in heavy-duty engine filter sales in China in the first quarter of 2016 compared to 2015, primarily due to continued slowing macroeconomic activity in China and lower end-market diesel engine sales. These effects were partly offset by an increase of $0.7 million, or approximately 8%, in heavy-duty engine filtration sales in Europe and an increase of $1.5 million, or 16%, in export sales of heavy-duty engine filters to various international markets.

Cost of Sales

Cost of sales decreased $3.1 million, or 3%, in the first quarter of 2016 from the first quarter of 2015. This decrease was less than the 7% decrease in net sales. As a result, our gross margin decreased to 32.4% in the first quarter of 2016 from 34.9% in the first quarter of 2015. This 2.5 percentage point decrease in gross margin primarily reflects a 3.0 percentage point decrease in gross margin resulting from lower fixed cost absorption due to lower sales levels, as well as an unfavorable changes in sales mix. Those impacts were partly offset by a 0.8 percentage point favorable impact due to cost reductions resulting from the Company's previously announced restructuring actions and other cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.2 million, or 5%, in the first quarter of 2016 from the first quarter of 2015. This decrease was primarily the result of $1.5 million of cost reductions resulting from previously announced cost reduction initiatives, including headcount reductions, as well as reductions in travel, professional services and other costs through company-wide cost reduction initiatives. These decreases were partially offset by $0.3 million of increased bad debt expense as well as higher allocated corporate costs, including costs related to strategic growth initiatives including information technology and research and development capabilities. With selling and administrative expenses in this segment decreasing 5% while segment net sales decreased 7%, our selling and administrative expenses as a percentage of net sales increased to 18.2% in the first quarter of 2016 from 17.8% in the first quarter of 2015.

Industrial/Environmental Filtration Segment

	First Quarter
			Change
(Dollars in thousands)	2016	2015	$	%
Net sales	$181,718	$190,916	$(9,198)	(5)%
Cost of sales	124,373	130,668	(6,295)	(5)%
Gross profit	57,345	60,248	(2,903)	(5)%
Selling and administrative expenses	44,453	46,240	(1,787)	(4)%
Operating profit	12,892	14,008	(1,116)	(8)%

Gross margin	31.6%	31.6%		—	pt
Selling and administrative percentage	24.5%	24.2%		0.3	pt
Operating margin	7.1%	7.3%		(0.2)	pt

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

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the first quarter of 2016 from the first quarter of 2015 are detailed in the following tables:

First Quarter
Organic volume	(2)%
Pricing	—%
Foreign exchange	(3)%
(5)%

(Dollars in millions)	First Quarter
2015	$190.9

U.S. net sales	(16.1)
Foreign net sales (including export)	12.4
Foreign exchange	(5.5)
Net change	(9.2)

2016	$181.7

The net decrease in U.S. net sales for our Industrial/Environmental Filtration segment in the first quarter of 2016 from the first quarter of 2015 is detailed as follows:

(Dollars in millions)	First Quarter
Dust collection and other industrial air filtration products	$(6.7)
Gas turbine first-fit filters and systems	(6.3)
Natural gas filtration vessels and aftermarket elements	(6.1)
Aerospace filtration products	3.4
All other, net	(0.4)
Change in U.S. net sales	$(16.1)

•
Lower sales of dust collection and other industrial air filtration products in the first quarter of 2016 from the comparable period in 2015 were due to decreased sales of panel, cartridge, bag and other industrial air replacement filters.

•	Lower sales of gas turbine air intake filtration systems at CLARCOR Industrial Air in the first quarter of 2016 from the first quarter of 2015 was driven primarily by the timing of large system sales.

•
Lower sales in the natural gas market in the first quarter of 2016 from the first quarter of 2015 was driven primarily by a decline in natural gas filtration vessel sales, resulting from decreased activity in extraction, transportation and processing of natural gas and natural gas liquids.

•
Higher sales of commercial and military aerospace filtration products in the first quarter of 2016 from the comparable period in 2015 resulted from a large increase in aftermarket demand from distributors and increased governmental spending.

The net changes in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the first quarter of 2016 from the first quarter of 2015 are detailed as follows:

(Dollars in millions)	First Quarter
Gas turbine first-fit filters and systems	$9.9
Export sales of HVAC filters	4.0
Oil and gas sand control filtration	(2.1)
All other, net	0.6
Increase in foreign net sales	$12.4

•
Higher sales of gas turbine air intake filtration systems by CLARCOR Industrial Air in the first quarter of 2016 from the first quarter of 2015 was driven primarily by the timing of large system sales.

•	Higher export sales of HVAC filters primarily reflect increased sales of air filtration products for animal husbandry applications to certain customers in the Middle East.

•
Lower sales of sand control filters in first quarter of 2016 from the first quarter of 2015 was driven by lower demand from oil and gas customers, which we believe reflects lower oil and gas exploration and production activity resulting primarily from continued depressed prices of oil.

Cost of Sales

Cost of sales decreased $6.3 million, or 5%, in the first quarter of 2016 from the first quarter of 2015. This decrease was equal to the 5% increase in net sales. As a result, our gross margin remained unchanged at 31.6% in the first quarter of 2016 from 31.6% in the first quarter of 2015. Gross margin in this reporting segment benefited in the first quarter of 2016 by 0.9 percentage points due to favorable changes in sales mix across various businesses as well as benefits from cost saving initiatives in 2016. This was offset by a 0.4 percentage point reduction in gross margin resulting from approximately $0.8 million of upfront expenses for cost reduction initiatives incurred in the first quarter of 2016, a 0.4 percentage point reduction in gross margin resulting from $0.7 million of increased expense related to inventory reserves and a 0.1 percentage point reduction in gross margin resulting from other net changes in cost of sales. The $0.8 million of upfront expenses for cost reduction initiatives noted above were primarily related to severance and other employee termination payments pursuant to a reduction-in-force in our natural gas business in Europe and lease termination payments related to our exit of a smaller natural gas capital vessel manufacturing facility in Australia.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.8 million, or 4%, in the first quarter of 2016 from the first quarter of 2015. This decrease was primarily the result of $1.8 million of lower employee costs resulting primarily from previously announced cost reduction initiatives and $1.2 million of other lower costs, including reductions in discretionary spending such as travel. These decreases were partially offset by a $1.2 million increase related to strategic growth initiatives, including costs for research and development and information technology activities. With selling and administrative expenses decreasing 4% while our net sales decreased 5%, our selling and administrative expenses as a percentage of net sales increased to 24.5% in the first quarter of 2016 from 24.2% in last year's first quarter.

Packaging Segment

	First Quarter
			Change
(Dollars in thousands)	2016	2015	$	%
Net sales	$—	$15,749	$(15,749)	(100)%
Cost of sales	—	13,422	(13,422)	(100)%
Gross profit	—	2,327	(2,327)	(100)%
Selling and administrative expenses	—	1,888	(1,888)	(100)%
Operating profit	—	439	(439)	(100)%

Gross margin	—%	14.8%		(14.8)	pt
Selling and administrative percentage	—%	12.0%		(12.0)	pt
Operating margin	—%	2.8%		(2.8)	pt

Prior to June 27, 2015, our Packaging segment manufactured and marketed consumer and industrial packaging products. As is discussed in Note 3 to the Consolidated Condensed Financial Statements, on June 27, 2015, the Company sold 100% of the outstanding shares of J.L. Clark to CCI. J.L. Clark was the sole operating company within the Packaging Segment. As a result of the sale, the Company has exited the packaging business, consistent with our strategic focus on being a leading global provider of filtration products, systems and services. The financial results presented above for the Packaging segment reflect the results of the J.L. Clark business, including its pro-rata share of allocated corporate administrative costs, through June 27, 2015, the date of closing of the disposition.

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our credit agreement, including our five-year revolving credit facility ("Credit Facility"), will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures, including the expansion of facilities, provide for interest and principal payments related to debt agreements, fund pension contributions and fund potential repurchases of our common stock. We completed two acquisitions in December 2013, the acquisitions of the GE Air Filtration business and the Bekaert Advanced Filtration business, we acquired Stanadyne Corporation's diesel fuel filtration business in May 2014, we acquired Filter Resources in December 2014, and we acquired certain assets of TDC in January 2016, and we intend to continue to assess acquisition opportunities in related filtration businesses. Any such acquisitions could affect operating cash flows and require changes in our debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings.

We had cash, cash equivalents and restricted cash of $104.6 million at the end of the first quarter of 2016.  Approximately $99.5 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.  We regularly review the credit worthiness of these institutions and believe our funds are not at significant risk.

Our current ratio of 3.4 at the end of the first quarter of 2016 increased from 3.3 at year-end 2015.  This increase reflects an $11.7 million decrease in other current liabilities, due primarily to a $4.9 million decrease in accrued employer matching contributions related to employee 401(k) contributions, which are funded by the Company annually, a $1.8 million decrease in accrued taxes and a $1.2 million decrease in accrued rebates payable as well as a $3.7 million decrease in accrued salaries, wages and commissions, due primarily to the annual payment of awards earned under our company-wide profit sharing program in the first quarter of the year. These effects were partially offset by a $20.5 million reduction in accounts receivable, partly due to seasonal trends in sales in the first quarter.

On April 5, 2012, we entered into a five-year multicurrency revolving credit facility agreement with a group of financial institutions, under which the Company could borrow up to $150.0 million under a selection of currencies and rate formulas. In November 2013, we entered into a credit facility agreement amendment to add a $100.0 million term loan facility to the revolving credit facility agreement, and in May 2014, we entered into another credit agreement amendment to increase the size of the term loan facility to $315.0 million. On November 2, 2015, we amended and restated the credit agreement, under which the Company may borrow up to $700.0 million under senior credit facilities comprised of a $500.0 million revolving credit facility (the "Revolving Credit Facility") and $200.0 million of term loans (the "Term Loans" and together with the Revolving Credit Facility the "Credit Facility"). The Revolving Credit Facility includes a $50.0 million swing-line sub-facility and a $50.0 million letter of credit sublimit, as well as an accordion feature that allows the Company to increase the Revolving Credit Facility by a total of up to $100.0 million, subject to securing additional commitments from existing lenders or new lending institutions and other customary terms and conditions. We believe the financial institutions that are party to this agreement have adequate capital resources and will be able to fund future borrowings under the Credit Facility. At our election, borrowings under the Revolving Credit Facility and Term Loans bear interest at either a defined base rate, or LIBOR plus an applicable margin determined with reference to the Company's consolidated leverage ratio. Swing line borrowings bear interest at the defined base rate plus an applicable margin. Commitment fees and letter of credit fees are also payable under the Revolving Credit Facility. Borrowings under the Credit Facility are unsecured, but are guaranteed by substantially all of the Company's material domestic subsidiaries. The amended and restated credit agreement also contains certain covenants customary for such agreements, including covenants that place limits on our ability to incur additional debt, require us to maintain minimum levels of interest coverage, and restrict certain changes in ownership, as well as customary events of default. The principal balance outstanding under the Revolving Credit Facility is payable in full at maturity on November 1, 2020. Principal is payable in respect of the Term Loans in quarterly installments based on specified percentages of the initial principal amount of the Term Loans, and the entire outstanding principal balance on the Term Loans is payable in full at maturity on November 1, 2020.

At the end of the first quarter of 2016, we had $200.0 million of outstanding Term Loans and we had $198.0 million outstanding on the Revolving Credit Facility, each with a weighted average interest rate including margin of approximately 1.68%. At February 27, 2016, we also had approximately $7.4 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $294.6 million available for further borrowing at the end of the first quarter of 2016.

Total long-term debt of $406.1 million at the end of the first quarter of 2016 included $200.0 million of Term Loans, $198.0 million outstanding on the Revolving Credit Facility, $7.4 million outstanding on an industrial revenue bond and $0.7 million of other long-term debt.  At the end of the first quarter of 2016, we were in compliance with all financial covenant requirements of the Credit Facility. The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 27.3% at the end of the first quarter of 2016 compared to 26.7% at year-end 2015, with the increase attributable to lower total shareholders' equity in the first quarter of 2016 versus year-end 2015.

We had 48.5 million shares of common stock outstanding at the end of the first quarter of 2016 and had 49.1 million shares outstanding at year-end 2015.  Share of common stock outstanding decreased 0.6 million as shares issued pursuant to stock incentive plans in the first three months of 2016 was more than offset by the repurchase of 0.7 million shares during the same period.  Shareholders’ equity decreased to $1,082.4 million at the end of the first quarter of 2016 from $1,110.5 million at year-end 2015.  This $28.1 million decrease resulted mainly from our repurchase of common stock of $31.0 million, dividend payments of $10.8 million and currency translation adjustments of $11.9 million, partially offset by additional net earnings of $21.2 million and items related to stock compensation and option activity pursuant to incentive plans of $4.0 million.

Cash Flow

Net cash provided by operating activities increased $42.4 million to $61.0 million in the first three months of 2016 from $18.6 million in the first three months of 2015.  This increase was primarily due to the net effect on cash of changes in assets and liabilities, net of business acquisitions, which improved to a $22.9 million source of cash in the first quarter of 2016 from a $24.8 million use of cash in the first quarter of 2015, driven primarily by company-wide efforts to improve working capital efficiency.

Net cash used in investing activities decreased $22.4 million in the first three months of 2016 from the first three months of 2015 primarily due to a $10.0 million decrease in payments related to business acquisitions as $20.9 million of net cash was paid in the first quarter of 2015 for the acquisition of Filter Resources in comparison to $10.9 million of net cash payments related to the TDC acquisition in the first quarter of 2016. In addition, capital expenditures were $12.5 million lower in the first quarter of 2016 in comparison to the first quarter of 2015.

Net cash used in financing activities increased $53.2 million in the first three months of 2016 from the first three months of 2015 primarily as the result of an increase of $23.1 million in payments for the repurchase of common stock in the first quarter of 2016 in comparison to the prior year period. In addition, in the first quarter of 2016 the Company had net borrowings under the Credit Facility of $1.0 million, in comparison to net borrowings of $28.0 million in the first quarter of 2015.

We intend to continue to assess repurchases of our common stock. In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first three months of 2016, we repurchased and retired 0.7 million shares of our common stock for $31.0 million at an approximate average price of $46.31.  At the end of the first quarter of 2016, there was approximately $106.7 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, debt repayments, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the first quarter of 2016, our gross liability for uncertain income tax provisions was $4.0 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note K to the Consolidated Financial Statements in our 2015 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first three months of 2016 or 2015.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2015 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.   As is discussed in Note 10 to

this First Quarter 2016 Form 10-Q, the Company elected to change its estimate in the determination of discount rate assumptions used to determine net periodic benefit costs effective for fiscal year 2016 for each of its plans, changing from the single equivalent rate approach to the spot rate approach. There have been no other material changes in our critical accounting policies set forth in our 2015 Form 10-K.  These policies have been consistently applied in all material respects.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This First Quarter 2016 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•
statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including the acquisitions of TDC, Filter Resources, the Stanadyne business, the GE Air Filtration business and the Bekaert business and potential future acquisition opportunities;

•
statements regarding our current cost structure positions and ability to capitalize on anticipated development and growth initiatives, including the expansion of facilities and other planned capital expenditures;

•	statements relating to our research and development activities, including the development of new products and filter media;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to our cash resources and borrowing capacity under the Credit Facility;

•	statements related to cost savings or restructuring initiatives;

•	statements regarding anticipated contributions and other payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to pending claims or litigation;

•	statements relating to the availability of raw materials and other supplies; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. The Company’s past results of operations do not necessarily indicate its future results. The Company’s future results may differ materially from the Company's past results due to various risks and uncertainties, including, but not limited to, risks associated with: global and national macroeconomic pressures, trends with respect to the health of the markets we serve, including with respect to challenging market conditions in various markets in the Engine/Mobile Filtration segment and the Industrial/Environmental Filtration segment, our ability to execute upon long-term strategic growth initiatives, our ability to execute upon restructuring and other cost reduction opportunities throughout the Company, customer concentration issues in certain geographic locations and in respect of certain of our businesses, our ability to integrate the businesses we have acquired, currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, commodity price increases and/or limited availability of raw materials and component products, including steel, compliance costs associated with environmental laws and regulations, political factors, our international operations, highly competitive markets, governmental laws and regulations, potential information systems interruptions and intrusions, potential global events resulting in instability and unpredictability in the world's markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, changes in accounting standards or adoption of new accounting standards, adverse effects of natural disasters, legal challenges with respect to intellectual property, product liability exposure, changes in tax rates or exposure to additional income tax liabilities, potential labor disruptions, other risks discussed in the “Risk Factors” section of our 2015 Form 10-K and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this First Quarter 2016 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking or other statements included in this First Quarter 2016 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest expense on long-term debt is sensitive to changes in interest rates.  In addition, changes in foreign currency exchange rates may affect assets, liabilities and commitments that are to be settled in cash and are denominated in foreign currencies.  Market risks are also discussed in our 2015 Form 10-K in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”  There have been no material changes to the disclosure regarding market risk set forth in our 2015 Form 10-K.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, with the supervision and participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 27, 2016.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) and 15d-15(e) of the Exchange Act were effective as of February 27, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended February 27, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See the disclosure under the heading "Legal Contingencies" in Note 12 included in Part I, Item 1 of this First Quarter 2016 Form 10-Q, which is incorporated by reference in this Part II, Item 1, for disclosure that supplements the disclosure under the heading "Legal Contingencies" in Note N to the Consolidated Financial Statements included in the 2015 Form 10-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2013, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price, general economic and market conditions and other factors.  As set forth in the table below, we repurchased 669,604 shares of our common stock during the fiscal quarter ended February 27, 2016.  The Company had remaining authorization of approximately $106.7 million to repurchase shares as of February 27, 2016 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
November 29, 2015 through January 2, 2016	77,225	$48.37	77,225	$133,948,185
January 3, 2016 through January 30, 2016	554,379	$45.97	554,379	$108,460,778
January 31, 2016 through February 27, 2016	38,000	$46.93	38,000	$106,677,359
Total	669,604		669,604

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2016 Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

March 18, 2016	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

March 18, 2016	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer