Form 10-Q
period 2016-05-28
CLARCOR INC.
filed 2016-06-17
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2016

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

As of June 13, 2016, 48,760,707 common shares with a par value of $1 per share were outstanding.

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Net sales	$364,968	$399,799	$681,240	$750,922
Cost of sales	243,107	266,189	458,478	504,337

Gross profit	121,861	133,610	222,762	246,585

Selling and administrative expenses	68,077	74,667	137,019	148,449

Operating profit	53,784	58,943	85,743	98,136

Other income (expense):
Interest expense	(1,869)	(1,556)	(3,981)	(2,627)
Interest income	130	90	259	231
Other, net	26,934	(422)	27,448	(538)
	25,195	(1,888)	23,726	(2,934)

Earnings before income taxes	78,979	57,055	109,469	95,202

Provision for income taxes	25,608	18,482	34,908	29,892

Net earnings	53,371	38,573	74,561	65,310

Net earnings attributable to noncontrolling interests	(17)	(76)	(44)	(104)

Net earnings attributable to CLARCOR Inc.	$53,354	$38,497	$74,517	$65,206

Net earnings per share attributable to CLARCOR Inc. - Basic	$1.10	$0.77	$1.53	$1.30
Net earnings per share attributable to CLARCOR Inc. - Diluted	$1.09	$0.76	$1.52	$1.28

Weighted average number of shares outstanding - Basic	48,714,109	50,209,215	48,758,579	50,232,565
Weighted average number of shares outstanding - Diluted	49,153,624	50,791,198	49,128,974	50,791,840

Dividends paid per share	$0.2200	$0.2000	$0.4400	$0.4000

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Net earnings	$53,371	$38,573	$74,561	$65,310

Other comprehensive income:

Pension and other postretirement benefits liability adjustments, net of deferred taxes of $(399), $(335), $(637) and $(597), respectively	525	525	1,004	1,124
Foreign currency translation gain (loss)	8,812	(5,720)	(3,124)	(22,334)

Comprehensive earnings	62,708	33,378	72,441	44,100

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(14)	(50)	41	(18)
Comprehensive earnings attributable to redeemable noncontrolling interests	—	12	—	155

Comprehensive earnings attributable to CLARCOR Inc.	$62,694	$33,340	$72,482	$44,237

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	May 28, 2016	November 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$117,599	$101,529
Accounts receivable, less allowance for losses of $12,846 and $14,765, respectively	251,177	258,280
Inventories	253,857	274,825
Income taxes receivable	—	3,781
Prepaid expenses and other current assets	18,859	26,380
Total current assets	641,492	664,795

Property, plant and equipment, at cost, less accumulated depreciation of $296,676 and $286,335, respectively	298,712	301,019
Asset held for sale	533	533
Goodwill	511,483	506,265
Acquired intangible assets, less accumulated amortization	323,946	329,155
Deferred income taxes	3,535	3,651
Other noncurrent assets	10,256	13,038
Total assets	$1,789,957	$1,818,456

LIABILITIES
Current liabilities:
Current portion of long-term debt	$12,771	$7,788
Accounts payable	85,930	87,546
Accrued liabilities	87,970	106,410
Income taxes payable	9,098	1,956
Total current liabilities	195,769	203,700

Long-term debt, less current portion	329,795	397,368
Long-term pension and postretirement healthcare benefits liabilities	30,412	31,577
Deferred income taxes	75,443	64,908
Other long-term liabilities	14,452	10,438
Total liabilities	645,871	707,991

SHAREHOLDERS' EQUITY
Capital stock	48,752	49,111
Capital in excess of par value	9,654	—
Accumulated other comprehensive loss	(90,172)	(88,052)
Retained earnings	1,175,169	1,148,510
Total CLARCOR Inc. equity	1,143,403	1,109,569
Noncontrolling interests	683	896
Total shareholders' equity	1,144,086	1,110,465
Total liabilities and shareholders' equity	$1,789,957	$1,818,456

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	May 28, 2016	May 30, 2015
Cash flows from operating activities:
Net earnings	$74,561	$65,310
Depreciation	16,799	15,583
Amortization	12,395	12,523
Other noncash items	221	104
Net loss (gain) on disposition of assets	769	(1,418)
Stock-based compensation expense	4,335	6,994
Excess tax benefit from stock-based compensation	(923)	(995)
Change in assets and liabilities	47,819	(30,871)
Net cash provided by operating activities	155,976	67,230

Cash flows from investing activities:
Restricted cash	(165)	—
Business acquisitions, net of cash acquired	(19,166)	(20,881)
Additions to plant assets	(12,415)	(37,992)
Proceeds from disposition of plant assets	257	4,792
Investment in affiliates	—	(525)
Net cash used in investing activities	(31,489)	(54,606)

Cash flows from financing activities:
Net (payments) borrowings on revolving credit facility	(60,000)	15,000
Payments on term loan facility	(2,500)	—
Payments on long-term debt	(146)	(8,536)
Sale of capital stock under stock option and employee purchase plans	16,083	5,360
Acquisition of noncontrolling interest	—	(1,239)
Payments for repurchase of common stock	(38,211)	(16,110)
Excess tax benefit from stock-based compensation	923	995
Dividend paid to noncontrolling interests	(172)	(206)
Cash dividends paid	(21,503)	(20,124)
Net cash used in financing activities	(105,526)	(24,860)
Net effect of exchange rate changes on cash	(2,891)	9
Net change in cash and cash equivalents	16,070	(12,227)
Cash and cash equivalents, beginning of period	101,529	94,064
Cash and cash equivalents, end of period	$117,599	$81,837

Cash paid during the period for:
Interest	$3,103	$2,478
Income taxes, net of refunds	$11,921	$26,505

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

CLARCOR Inc. and its subsidiaries (collectively, the “Company” or “CLARCOR”) is a global provider of filtration products, filtration systems and services, and consumer and industrial packaging products. As discussed further in Note 15, the Company had three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. On June 27, 2015, the Company completed the disposition of J.L. Clark, Inc. ("J.L. Clark"), which was the sole operating company within the Company's Packaging segment. The Consolidated Condensed Financial Statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of each respective reporting period presented. All intercompany accounts and transactions have been eliminated.

The Company's fiscal year-end is the Saturday closest to November 30, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. The Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended May 28, 2016 and May 30, 2015 and the Consolidated Condensed Balance Sheet as of May 28, 2016 prepared by the Company are unaudited.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2015 (“2015 Form 10-K”).  The November 28, 2015 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2015 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows have been made.  The results of operations for the period ended May 28, 2016, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2015 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company had $1,353 and $1,294 of noncurrent restricted cash recorded in Other noncurrent assets as of May 28, 2016 and November 28, 2015, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	May 28, 2016	November 28, 2015
Raw materials	$97,671	$99,129
Work in process	34,678	43,907
Finished products	121,508	131,789
Inventories	$253,857	$274,825

Property, Plant and Equipment

Plant assets classified as held for sale are initially measured at the lesser of the assets' carrying amount or the fair value less costs to sell. Gains or losses are recognized for any subsequent changes in the fair value less cost to sell; however, gains are only recognized to the extent of cumulative losses previously recognized. Plant assets classified as Assets held for sale are not

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

depreciated. At May 28, 2016 and November 28, 2015, property, plant and equipment of $533 related to property held in Rockford, Illinois was classified as an Asset held for sale.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the three and six months ended May 28, 2016 are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Total
Balance at February 27, 2016, net of tax	$(35,524)		$(63,985)	$(99,509)
Other comprehensive income (loss) before reclassifications and tax	22		8,812	8,834
Tax benefit	(8)		—	(8)
Other comprehensive income (loss) before reclassifications, net of tax	14		8,812	8,826
Reclassifications, before tax	902	(a)	—	902
Tax expense	(391)		—	(391)
Reclassifications, net of tax	511		—	511
Other comprehensive income, net of tax	525		8,812	9,337
Balance at May 28, 2016, net of tax	$(34,999)		$(55,173)	$(90,172)

Balance at November 28, 2015, net of tax	$(36,003)		$(52,049)	$(88,052)
Other comprehensive loss before reclassifications and tax	(163)		(3,124)	(3,287)
Tax benefit	59		—	59
Other comprehensive loss before reclassifications, net of tax	(104)		(3,124)	(3,228)
Reclassifications, before tax	1,804	(a)	—	1,804
Tax expense	(696)		—	(696)
Reclassifications, net of tax	1,108		—	1,108
Other comprehensive income (loss), net of tax	1,004		(3,124)	(2,120)
Balance at May 28, 2016, net of tax	$(34,999)		$(55,173)	$(90,172)
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

New Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 (fiscal year 2018 for the Company). Subsequently, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date," that moves the effective date out one year (fiscal 2019 for the Company). In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09 and the related amendments and early adoption of one year prior to the required effective date is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 on its Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, and interim periods therein,

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

beginning after December 15, 2016 (fiscal year 2018 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-09 on its Consolidated Financial Statements.

2.	BUSINESS ACQUISITIONS AND NONCONTROLLING INTERESTS

Business Acquisitions

FibeRio
On March 7, 2016, the Company acquired certain assets of FibeRio Technology Corporation (“FibeRio”), a technology company focused on the research, development and commercialization of performance fabric and filtration media, for a purchase price of approximately $11,918 consisting of $8,031 in cash and $3,887 in contingent earn-out liability. The assets acquired and the activities of FibeRio are in the process of being merged into the Company's Innovation Center, located near the Company's headquarters in Franklin, Tennessee, which supports the Company's global growth and innovation activities including research and development. A preliminary allocation of the purchase price to the assets acquired was made based on available information and incorporating management’s best estimates. Assets acquired in the transaction were recorded at their estimated acquisition-date fair values, consisting primarily of $5,300 of in-process research and development, $3,300 of machinery and equipment, and $3,318 of goodwill.  The assets of FibeRio were acquired primarily to expand the Company's capabilities in filtration media research and product development. Goodwill recorded in connection with the acquisition, which is deductible for tax purposes, represents the estimate future value of such opportunities. A contingent liability for a potential earn-out payment to the former owners, based on sales of products generated by or through processes utilizing FibeRio's technology during the five years subsequent to the acquisition date, was initially recorded at its acquisition-date estimated fair value of $3,887 which is included in Other long-term liabilities in the Consolidated Condensed Balance Sheet at May 28, 2016. The Company is currently in the process of finalizing the valuations of all assets acquired.  The Company expects to finalize the purchase price allocation within one year of the purchase date.
TDC
On January 29, 2016, the Company acquired certain assets of TDC Filter Manufacturing, Inc. (“TDC”), a manufacturer and supplier of pleated filter bags, dust collection cartridges and gas turbine air filters, for a purchase price of approximately $11,268. The operations of TDC have been merged into the Company's CLARCOR Industrial Air business, headquartered in Overland Park, Kansas, which is part of the Company's Industrial/Environmental Filtration segment. A preliminary allocation of the purchase price to the assets acquired was made based on available information and incorporating management’s best estimates.  Assets acquired in the transaction were recorded at their estimated acquisition-date fair values, consisting primarily of $3,200 of customer relationships, $2,551 of inventory, $1,959 of machinery and equipment, and $3,408 of goodwill.  The assets of TDC were acquired primarily to expand the Company’s product line and distribution channels within its target industrial air filtration markets.  Goodwill recorded in connection with the acquisition, which is deductible for tax purposes, represents the estimated future value of such opportunities. The Company is currently in the process of finalizing the valuations of all assets acquired.  The Company expects to finalize the purchase price allocation within one year of the purchase date.

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
A contingent liability for a potential earn-out payment to the former owners, based on adjusted earnings from certain capital projects, was initially recorded at its acquisition-date estimated fair value of $1,154 and is being accreted to its face value of $1,350 ratably through the conclusion of the earn-out period in 2016. The earn-out period will expire in 2016 and the Company determined that the estimated fair value of the contingent liability for a potential earn-out payment was $6 as of May 28, 2016. The reduction to the contingent liability was offset as a reduction of Selling and administrative expenses and interest expense in the Consolidated Condensed Statements of Earnings. The remaining contingent liability of $6 is included in Accrued liabilities in the Consolidated Condensed Balance Sheet at May 28, 2016.
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
	$10,880

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Net sales and operating profit for Filter Resources for the three and six months ended May 28, 2016 and May 30, 2015 (which, in the case of the six month period ended May 30, 2015, includes the period from December 17, 2014 to May 30, 2015) were as follows:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Net sales	$6,348	$5,134	$11,899	$9,182
Operating profit	988	410	1,390	686
Noncontrolling Interests

Noncontrolling interests changed as follows during the six months ended May 28, 2016 and May 30, 2015:

	Six Months Ended
	May 28, 2016		May 30, 2015
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$—	$896	$1,587	$1,043

Noncontrolling interests (loss) earnings	—	44	(19)	123
Purchase of noncontrolling interests	—	—	(1,432)	—
Foreign currency translation	—	(85)	(136)	(105)
Dividend	—	(172)	—	(206)

Noncontrolling interests at end of period	$—	$683	$—	$855

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Net sales and operating profit attributable to J.L. Clark for the three and six months ended May 28, 2016 and May 30, 2015 were as follows:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Net sales	$—	$19,833	$—	$35,582
Operating profit	—	1,775	—	2,214

4.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the six months ended May 28, 2016:

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Corporate	Total
Goodwill at beginning of year	$207,537	$298,728	$—	$506,265
Acquisition	—	3,408	3,318	6,726
Currency translation adjustments	6	(1,514)	—	(1,508)
Goodwill at end of period	$207,543	$300,622	$3,318	$511,483

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements:

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Corporate	Total
May 28, 2016
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$74,867	$—	$75,650

Finite Lived Intangibles:
Trademarks, gross - finite lived	$278	$568	$—	$846
Accumulated amortization	(139)	(442)	—	(581)
Trademarks, net - finite lived	$139	$126	$—	$265

Customer relationships, gross	$139,445	$131,968	$—	$271,413
Accumulated amortization	(23,963)	(43,791)	—	(67,754)
Customer relationships, net	$115,482	$88,177	$—	$203,659

Other acquired intangibles, gross	$11,243	$60,453	$5,300	$76,996
Accumulated amortization	(2,535)	(30,089)	—	(32,624)
Other acquired intangibles, net	$8,708	$30,364	$5,300	$44,372

Total finite lived intangible assets, net	$124,329	$118,667	$5,300	$248,296

Acquired intangible assets, less accumulated amortization	$125,112	$193,534	$5,300	$323,946

The following table summarizes estimated amortization expense:

Fiscal year 2016	$24,826
Fiscal year 2017	24,689
Fiscal year 2018	24,026
Fiscal year 2019	23,818
Fiscal year 2020	23,526

Amortization expense for the six months ended May 28, 2016 and May 30, 2015 was $12,395 and $12,523, respectively.

5.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
May 28, 2016
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$305	$305	$—	$—
Mutual fund investments - bonds	332	332	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$651	$651	$—	$—

FibeRio contingent earn-out, included in Other long-term liabilities	$3,887	$—	$—	$3,887

Filter Resources contingent earn-out, included in Accrued liabilities	$6	$—	$—	$6

Foreign exchange contracts, included in Prepaid expenses and other current assets	$262	$—	$262	$—

Foreign exchange contracts, included in Accrued liabilities	$120	$—	$120	$—

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 28, 2015
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$352	$352	$—	$—
Mutual fund investments - bonds	363	363	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$729	$729	$—	$—

Filter Resources contingent earn-out, included in Accrued liabilities	$1,285	$—	$—	$1,285

Foreign exchange contracts, included in Prepaid expenses and other current assets	$418	$—	$418	$—

Foreign exchange contracts, included in Accrued liabilities	$40	$—	$40	$—

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

There were no changes in the fair value determination methods or significant assumptions used in those methods during the six months ended May 28, 2016.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the six months ended May 28, 2016. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

The Company is liable for a contingent earn-out established in connection with the acquisition of FibeRio on March 7, 2016. This earn-out, which is payable to the former owners of FibeRio, has been recorded at its estimated fair-value of $3,887, in Other long-term liabilities in the Consolidated Condensed Balance Sheet. The contingent liability for the earn-out will continue to be accounted for and measured at fair value through the end of the earn-out period five years from the acquisition date. The fair value measurement of the earn-out payment is based on an option pricing approach, which represent significant inputs not observed in the market and thus represents a Level 3 measurement.

The Company is liable for a contingent earn-out established in connection with the acquisition of Filter Resources on December 17, 2014. This earn-out, which is payable to the former owners of Filter Resources, has been recorded at its estimated fair-value of $6, in Accrued liabilities in the Consolidated Condensed Balance Sheet. The contingent liability for the earn-out will continue to be accounted for and measured at fair value until the contingency is settled during the Company's fiscal year 2016. The fair value measurement of the earn-out payment is based on estimated adjusted earnings from certain capital projects, which represent significant inputs not observed in the market and thus represents a Level 3 measurement.

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value of $1,018, which was recorded as an other long-term liability at that time.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on 2014 and 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent consideration payment is revalued to its current fair value at each reporting date. The fair value of the TransWeb contingent earn-out payment was $0 at May 28, 2016 and at November 28, 2015, based on the adjusted earnings of TransWeb.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust, derivative instruments and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both May 28, 2016 and November 28, 2015.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  A fair value estimate of $340,891 and $403,821 for long-term debt at May 28, 2016 and November 28, 2015, respectively, is based on a Level 2 measurement using the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at May 28, 2016 and November 28, 2015 is $342,566 and $405,156, respectively.

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

All derivatives are recognized on the balance sheet at fair value and classified based on the instrument's maturity date. The total notional amount of derivatives outstanding at May 28, 2016 and November 28, 2015 was $41,798 and $48,797 respectively,

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

which consists of undesignated derivative instruments to manage translational foreign exchange risk related to inter-company advances, and derivatives designated as fair value hedges to manage the risk of changes in foreign currency exchange rates on certain firm sales commitments expected to be settled at future dates.

The following table presents the fair values of derivative instruments included within the Consolidated Condensed Balance Sheets at May 28, 2016 and November 28, 2015:

	May 28, 2016	November 28, 2015
Prepaid expenses and other current assets
Designated as hedging instruments:
Foreign exchange contracts	$59	$263
Unrecognized firm sales commitments	209	—
Total designated	$268	$263
Not designated as hedging instruments:
Foreign exchange contracts	203	155
Total not designated	$203	$155
Total derivatives	$471	$418

Accrued liabilities
Designated as hedging instruments:
Foreign exchange contracts	$85	$—
Unrecognized firm sales commitments	—	384
Total designated	$85	$384
Not designated as hedging instruments:
Foreign exchange contracts	35	40
Total not designated	$35	$40
Total derivatives	$120	$424

The following table presents the amounts of income (expense) from derivative instruments affecting the Consolidated Condensed Statements of Earnings for the six months ended May 28, 2016 and May 30, 2015:

	May 28, 2016	May 30, 2015
Fair value hedges
Foreign exchange contracts - Selling and administrative expenses	$(565)	$19
Unrecognized firm sales commitments - Selling and administrative expenses	593	(51)
Total designated	$28	$(32)

Not designated as hedges
Foreign exchange contracts - Selling and administrative expenses	$(484)	$74
Foreign exchange contracts - Other, net	2,672	(158)
Total not designated	$2,188	$(84)

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

The total notional amount of foreign currency contracts designated as fair value hedges outstanding at May 28, 2016 and November 28, 2015 was $4,040 and $5,326, respectively. The cash flows associated with the periodic settlement of the Company's fair value hedges are reflected as a component of Cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

Undesignated Derivative Instruments

The Company is exposed to changes in foreign currency exchange rates on certain inter-company advances. The Company may use foreign currency forward contracts to manage certain such risks. These forward contracts are not designated as hedging instruments under the accounting standards for derivatives and hedging. These undesignated instruments are recorded at fair value as an asset or liability on the Consolidated Condensed Balance Sheets and all realized and unrealized gains or losses on such foreign currency forward contracts are recognized in Other, net on the Consolidated Condensed Statements of Earnings as incurred. The Company intends to settle the underlying inter-company advances in cash, therefore gains and losses on translation of the inter-company advances are also recognized in Other, net on the Consolidated Condensed Statements of Earnings as incurred. The cash flows associated with the periodic settlement of the Company's undesignated derivative instruments are reflected as a component of Cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of May 28, 2016 and November 28, 2015 was $37,489 and $36,259, respectively. During the six months ended May 28, 2016, the Company recorded realized and unrealized gains of $2,672 on such forward currency contracts and losses of $2,686 on translation of the underlying inter-company advances. During the six months ended May 30, 2015, the Company recorded realized and unrealized losses of $158 on such forward currency contracts and losses of $667 on translation of the underlying inter-company advances.

Additionally, the total notional amount of foreign currency contracts de-designated as fair value hedges outstanding at May 28, 2016 and November 28, 2015 was $269 and $7,212, respectively.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

7. ACCRUED LIABILITIES

Accrued liabilities at May 28, 2016 and November 28, 2015 were as follows:

	May 28, 2016	November 28, 2015
Accrued salaries, wages and commissions	$16,112	$16,498
Compensated absences	8,797	8,672
Accrued insurance liabilities	9,921	9,928
Warranties	6,754	7,870
Customer deposits	16,519	25,036
Other accrued liabilities	29,867	38,406
Accrued liabilities	$87,970	$106,410

The Company had letters of credit totaling $17,903 and $24,581 as of May 28, 2016 and November 28, 2015, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Six Months Ended
	May 28, 2016	May 30, 2015
Warranty accrual at beginning of period	$7,870	$9,405
Warranty accrual added through business acquisitions	—	100
Accruals for warranties issued during the period	564	827
Adjustments related to pre-existing warranties	(870)	(508)
Settlements made during the period	(746)	(1,090)
Other adjustments, including currency translation	(64)	(139)
Warranty accrual at end of period	$6,754	$8,595

8.	RESTRUCTURING

During the three and six months ended May 28, 2016, the Company recorded restructuring charges of $1,382, and $2,141 of which $1,175 and $1,901, respectively is included in Cost of sales and $207 and $240, respectively is included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.  The restructuring charges in the three and six months ended May 28, 2016 consisted primarily of severance and other employee termination benefits and lease termination costs related to the exit of operating facilities related to efforts to more closely align operating expenses with the Company’s long-term strategic initiatives and macroeconomic business conditions. Substantially all of these costs are expected to be settled in cash. Approximately $1,794 of restructuring charges are included in Accrued liabilities in the Consolidated Condensed Balance Sheet at May 28, 2016, all of which are expected to be paid out in 2016. There were no such restructuring charges during the three and six months ended May 30, 2015.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

9.	LONG-TERM DEBT

Long-term debt at May 28, 2016 and November 28, 2015 consisted of the following:

	May 28, 2016	November 28, 2015
Credit Facility:
Revolving Credit Facility	$137,000	$197,000
Term Loans	197,500	200,000
Industrial Revenue Bonds, at weighted average interest rates of 0.66% and 0.30%, respectively, at May 28, 2016 and November 28, 2015	7,410	7,410
Other long-term debt	656	746
Total long-term debt	$342,566	$405,156

Current portion of long-term debt	$12,771	$7,788
Long-term debt, less current portion	$329,795	$397,368

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

At May 28, 2016, there was $197,500 of outstanding Term Loans with a weighted average interest rate of approximately 1.69%, there was $137,000 outstanding on the Revolving Credit Facility with a weighted average interest rate of approximately 1.85%, and the Company had a remaining borrowing capacity of $355,590. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $7,410 and $7,521 in letters of credit had been issued at May 28, 2016 and November 28, 2015, respectively.

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

The Company provides various retirement benefits, including defined benefit pension plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$371	$534	$742	$1,069
Interest cost	1,559	1,871	3,119	3,747
Expected return on plan assets	(2,588)	(2,917)	(5,178)	(5,843)
Amortization of unrecognized:
Prior service cost	—	(1)	—	(2)
Net actuarial loss	956	966	1,912	1,934
Net periodic benefit cost	$298	$453	$595	$905

Cash contributions	$18	$117	$79	$253

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$2	$4	$4
Amortization of unrecognized:
Prior service cost	(31)	(31)	(62)	(62)
Net actuarial gain	(23)	(37)	(46)	(74)
Net periodic benefit income	$(52)	$(66)	$(104)	$(132)

Cash contributions	$11	$15	$22	$30

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

During 2015, the SEC staff expressed its acceptance for companies applying an alternate approach for measuring the service cost and interest cost components of net periodic benefit cost for postretirement benefit plan obligations. This alternate approach uses individual spot rates derived from a high-quality corporate bond yield curve to separately and directly determine service cost and interest cost based on projected benefit cash flows for each future year (the "spot rate approach"), instead of the single equivalent rate approach. Further, the SEC staff stated that it would not object to companies treating the change in approach as a change in estimate.

The Company elected to change its estimate in the determination of discount rate assumptions used to determine net periodic benefit costs effective for fiscal year 2016 for each of its domestic plans, changing from the single equivalent rate approach to the spot rate approach. This change in estimate had no impact on the interest cost and service cost components of net periodic benefit

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

cost in any periods prior to fiscal year 2016, nor does it change the determination of benefit obligations for the plans at future measurement dates. The interest cost and service cost components of each plan's net periodic benefit cost for fiscal year 2016 were determined using spot rates from the Citigroup Pension Discount Curve, applied separately to the projected pension benefit cash flows in each future year.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

During the three and six months ended May 28, 2016, the Company contributed $29 and $101 to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $651 and $729 at May 28, 2016 and November 28, 2015, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 5).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

11.	INCOME TAXES

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits:

	Six Months Ended
	May 28, 2016	May 30, 2015
Unrecognized tax benefits at beginning of year	$3,859	$2,487
Additions for current period tax positions	636	284
Additions related to acquired tax positions	—	1,052
Changes in interest and penalties	86	99
Unrecognized tax benefits at end of period	$4,581	$3,922

At May 28, 2016, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, was $3,280.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense. At May 28, 2016, the Company had $337 accrued for the payment of interest and penalties.

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

The Company's effective tax rate was 32.4% in both the second quarter of 2016 and the second quarter of 2015. The Company's effective tax rate in the second quarter of 2016 increased due to the rise in domestic earnings as a result of the proceeds from the TransWeb/3M litigation satisfaction of judgment (see Note 12) offset by decreases resulting from the benefits of the renewed research and development tax credit as well as a favorable tax impact from the adjustment to the Filter Resources contingent liability discussed in Note 2. The effective tax rate for the first six months of 2016 increased 0.5% to 31.9% from 31.4% in the first six months of 2015. This increase was primarily driven by the increase in domestic earnings as noted above during the second quarter of 2016 as well as adjustments in the first quarter of 2016 to reflect the unfavorable impact from domestic manufacturing deduction adjustments related to the retroactive extension of bonus depreciation, partially offset by the favorable impact related to the extension of the research and development tax credit.

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

3M timely exercised its automatic right to appeal the District Court's judgment to the U.S. Court of Appeals for the Federal Circuit. On February 10, 2016, the Court of Appeals issued a unanimous decision upholding the lower court's rulings in all respects. Following this ruling, on March 7, 2016, 3M agreed to pay TransWeb $27,250 in full and final satisfaction of the judgment and applicable interest and to forgo any further rights of appeal, and TransWeb and the Company agreed not to seek any further recoveries from 3M with respect to this matter. 3M made the required payment on March 9, 2016, and the parties jointly filed a stipulated satisfaction of judgment with the District Court on March 14, 2016, concluding this matter. The Company recorded the payment in Other, net in the Consolidated Condensed Statements of Earnings.

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

The following table summarizes information related to stock options and stock option exercises during the three and six months ended May 28, 2016 and May 30, 2015:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Pre-tax compensation expense	$409	$1,716	$1,824	$3,564
Deferred tax benefits	(149)	(624)	(663)	(1,296)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	788	392	823	784
Fair value of stock options on date of grant	—	—	2,144	3,196
Total intrinsic value of stock options exercised	5,859	1,413	6,239	3,164
Cash received upon exercise of stock options	14,331	1,485	15,462	4,596
Addition to capital in excess of par value due to exercise of stock options	14,775	1,831	15,901	5,249

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes activity for the six months ended May 28, 2016 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan, the 2009 Incentive Plan and the 2014 Incentive Plan:

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,422,538	$48.46
Granted	296,500	$46.45
Exercised	(389,508)	$40.38
Surrendered	(28,133)	$54.56
Outstanding at end of period	2,301,397	$49.50

Exercisable at end of period	1,576,395	$47.33

 At May 28, 2016, there was $2,891 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 2.05 years.

The following table summarizes information about the Company’s outstanding and exercisable options at May 28, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $28.13	32,000	$25.49	$1,079	2.67	32,000	$25.49	$1,079	2.67
$31.96 - $36.48	280,649	$33.54	7,205	2.60	280,649	$33.54	7,205	2.60
$42.86 - $57.74	1,275,445	$46.47	16,255	6.71	906,034	$46.54	11,478	5.74
$61.57 - $63.22	713,303	$62.27	—	8.00	357,712	$62.10	—	7.89
	2,301,397	$49.50	$24,539	6.55	1,576,395	$47.33	$19,762	5.61

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year:

	Six Months Ended
	May 28, 2016	May 30, 2015
Weighted average fair value per option at the date of grant for options granted	$7.23	$10.26
Risk-free interest rate	1.46%	1.31%
Expected dividend yield	1.89%	1.27%
Expected volatility factor	20.40%	19.50%
Expected option term in years	5.0	5.0

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period (generally four years).  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 8,058 and 14,520 vested and deferred shares at May 28, 2016 and November 28, 2015, respectively.

The following table summarizes information related to restricted stock unit awards during the three and six months ended May 28, 2016 and May 30, 2015:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Pre-tax compensation expense	$322	$788	$1,273	$1,623
Deferred tax benefits	(117)	(286)	(463)	(590)
Excess tax (shortfall) benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	(1)	3	(110)	211
Fair value of restricted stock unit awards on date of grant	—	3	2,954	3,183
Fair value of restricted stock unit awards vested	38	—	1,532	979

The following table summarizes activity for the six months ended May 28, 2016 with respect to the restricted stock unit awards:

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	71,592	$60.09
Granted	63,605	$46.45
Vested	(27,203)	$56.31
Surrendered	(1,598)	$46.89
Nonvested at end of period	106,396	$52.56

As of May 28, 2016, there was $3,543 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.80 years.

Restricted Stock Unit Awards with Performance Conditions

Beginning in 2015, performance awards were issued to officers and certain key employees as an incentive to achieve revenue growth and operating profit margin goals over a three-year period. The awards are in the form of restricted stock units, which vest at the end of the three-year period if the specified sales growth and operating margin goals are achieved. These restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Fair value of the restricted stock units is determined based on the market price of the stock on the grant date. Compensation cost is recorded equally over the three-year period in which the stock units are earned, based on a periodic determination of the probable performance outcome.  There were no vested shares at May 28, 2016 and November 28, 2015, respectively.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes information related to restricted stock unit awards with performance conditions during the three and six months ended May 28, 2016 and May 30, 2015:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Pre-tax compensation expense	$—	$463	$—	$927
Deferred tax benefits	—	(168)	—	(337)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	—	—	—	—
Fair value of restricted stock unit awards on date of grant	—	—	—	5,857
Fair value of restricted stock unit awards vested	—	—	—	—

The following table summarizes activity for the six months ended May 28, 2016 with respect to the restricted stock unit awards with performance conditions:

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	92,650	$63.22
Granted	—	$—
Vested	—	$—
Surrendered	(8,609)	$63.22
Nonvested at end of period	84,041	$63.22

As of May 28, 2016, there was $5,313 of total unrecognized compensation cost related to restricted stock unit awards with performance conditions. The Company does not currently expect to recognize any of this compensation cost, based on the probable performance outcome.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the three and six months ended May 28, 2016 and May 30, 2015, respectively:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Pre-tax compensation expense	$1,131	$880	$1,150	$880
Shares of Company common stock issued under the plans	21,306	13,352	21,306	13,352

14.	EARNINGS PER SHARE AND STOCK REPURCHASE ACTIVITY

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

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Weighted average number of shares outstanding - Basic	48,714,109	50,209,215	48,758,579	50,232,565
Dilutive effect of stock-based arrangements	439,515	581,983	370,395	559,275
Weighted average number of shares outstanding - Diluted	49,153,624	50,791,198	49,128,974	50,791,840

Net earnings attributable to CLARCOR Inc.	$53,354	$38,497	$74,517	$65,206

Net earnings per share attributable to CLARCOR Inc. - Basic	$1.10	$0.77	$1.53	$1.30
Net earnings per share attributable to CLARCOR Inc. - Diluted	$1.09	$0.76	$1.52	$1.28

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	716,803	—	944,278	—
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$7,205	$8,161	$38,211	$16,110
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	128,000	126,000	797,604	248,000

At May 28, 2016, there remained $99,472 authorized for future purchases under the Company’s $250,000 stock repurchase program that was approved by the Company's Board of Directors on June 25, 2013.

15.	SEGMENT INFORMATION

During the periods presented herein, the Company had operated in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. Refer to Note 3 for discussion of the divestiture of J.L. Clark on June 27, 2015, which was the sole operating company within the Company's Packaging segment. Net sales represent sales to unaffiliated customers as reported in the Consolidated Condensed Statements of Earnings.  Intersegment sales were not material.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment, goodwill and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Segment information is summarized as follows:

	Quarter Ended		Six Months Ended
	May 28, 2016	May 30, 2015	May 28, 2016	May 30, 2015
Net sales:
Engine/Mobile Filtration	$154,019	$161,290	$288,573	$305,748
Industrial/Environmental Filtration	210,949	218,676	392,667	409,592
Packaging	—	19,833	—	35,582
	$364,968	$399,799	$681,240	$750,922

Operating profit:
Engine/Mobile Filtration	$29,501	$30,564	$48,568	$55,310
Industrial/Environmental Filtration	24,283	26,604	37,175	40,612
Packaging	—	1,775	—	2,214
	53,784	58,943	85,743	98,136
Other income (expense), net	25,195	(1,888)	23,726	(2,934)
Earnings before income taxes	$78,979	$57,055	$109,469	$95,202

	May 28, 2016	November 28, 2015
Identifiable assets:
Engine/Mobile Filtration	$750,018	$771,120
Industrial/Environmental Filtration	994,326	1,028,793
Packaging	—	—
Corporate	45,613	18,543
	$1,789,957	$1,818,456

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

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands, except per share data)

	Second Quarter					First Six Months
			Change					Change
	2016	2015	$	%		2016	2015	$	%
Net sales	$364,968	$399,799	$(34,831)	(9)%		$681,240	$750,922	$(69,682)	(9)%
Cost of sales	243,107	266,189	(23,082)	(9)%		458,478	504,337	(45,859)	(9)%
Gross profit	121,861	133,610	(11,749)	(9)%		222,762	246,585	(23,823)	(10)%
Selling and administrative expenses	68,077	74,667	(6,590)	(9)%		137,019	148,449	(11,430)	(8)%
Operating profit	53,784	58,943	(5,159)	(9)%		85,743	98,136	(12,393)	(13)%
Other income (expense)	25,195	(1,888)	27,083			23,726	(2,934)	26,660
Provision for income taxes	25,608	18,482	7,126	39%		34,908	29,892	5,016	17%
Net earnings attributable to CLARCOR	53,354	38,497	14,857	39%		74,517	65,206	9,311	14%
Weighted average diluted shares	49,154	50,791	(1,637)	(3)%		49,129	50,792	(1,663)	(3)%
Diluted earnings per share attributable to CLARCOR	$1.09	$0.76	$0.33	43%		$1.52	$1.28	$0.24	19%

Percentages:
Gross margin	33.4%	33.4%		—	pt	32.7%	32.8%		(0.1)	pt
Selling and administrative percentage	18.7%	18.7%		—	pt	20.1%	19.8%		0.3	pt
Operating margin	14.7%	14.7%		—	pt	12.6%	13.1%		(0.5)	pt
Effective tax rate	32.4%	32.4%		—	pt	31.9%	31.4%		0.5	pt
Net earnings margin	14.6%	9.6%		5.0	pt	10.9%	8.7%		2.2	pt

Second Quarter

Net Sales

Net sales decreased $34.8 million, or 9%, in the second quarter of 2016 from the second quarter of 2015. Estimated components of this 9% decrease in net sales are as follows:

Divestiture of J.L. Clark	(5)%
Organic volume	(4)%
Foreign exchange	(1)%
Pricing	—%
TDC acquisition	1%
(9)%

The decrease in net sales in the second quarter of 2016 from the second quarter of 2015 was driven primarily by the following factors:

•	Decreased net sales of $19.8 million due to the June 2015 divestiture of J.L. Clark, the sole operating company within our Packaging segment, which the Company sold to CCI on June 27, 2015.

•
Decreased net sales volume of $9.1 million, or 4%, at our Industrial/Environmental Filtration segment. This net sales volume decrease resulted from a $20.5 million, or 13%, decrease in sales within the U.S. partially offset by an $11.4 million, or 18%, increase in foreign net sales, excluding the impact of changes in foreign currency exchange rates. This 13% decrease in sales volume within the U.S. resulted primarily from decreased sales of natural gas filtration vessels, industrial air filtration products and gas turbine air intake filtration systems and replacement filters, partly offset by higher sales of HVAC air filter sales and higher sales of commercial and military aerospace filters. This 18% increase in foreign net sales primarily resulted from increased sales of gas turbine air intake filtration systems and replacement filters and increased sales of HVAC filters, partially offset by lower sales of natural gas filtration vessels.

•
Decreased net sales volume of $5.4 million, or 3%, at our Engine/Mobile Filtration segment. This net sales volume decrease resulted from a $5.6 million, or 5%, decrease in sales within the U.S., partially offset by a $0.2 million, or 1%, increase in foreign net sales, excluding the impact of changes in foreign currency exchange rates. This 5% decrease in sales volume within the U.S. resulted primarily from a reduction in heavy-duty engine filter aftermarket sales to original equipment suppliers and dealers, primarily reflecting lower demand for off-highway, agricultural and construction applications, as well as lower heavy-duty engine filter aftermarket sales to the retail and automotive channels. This 1% increase in foreign net sales volume in this segment primarily resulted from increased export sales of heavy-duty engine filters to customers in Southeast Asia, South America and the Middle East, as well as an approximately 5% increase in heavy-duty engine filter sales in Europe.

•
Net sales in the second quarter of 2016 compared to the second quarter of 2015 also reflect a $4.4 million reduction due to changes in foreign currency exchange rates, primarily reflecting strengthening of the U.S. dollar against the British pound, the Mexican peso and several other foreign currencies where our foreign income and cash flows are derived.

Cost of Sales

Cost of sales decreased $23.1 million, or 9%, in the second quarter of 2016 from the second quarter of 2015. This 9% decrease in cost of sales was consistent with the 9% decrease in net sales. As a result, our gross margin of 33.4% in the second quarter of 2016 was unchanged from our gross margin in the second quarter of 2015. This flat year-over-year gross margin reflects an approximately 1.6 percentage point improvement in gross margin resulting from previously announced restructuring activities and other cost reduction initiatives, as well as an approximately 0.3 percentage point improvement in gross margin resulting from the favorable mix impact from the J.L. Clark divestiture. These favorable impacts were offset by an approximately 1.5 percentage point reduction in gross margin resulting from lower fixed cost absorption due to lower sales volume, as well as unfavorable sales mix at certain of our businesses, including lower sales of higher margin heavy-duty, off-road fuel filtration products into the agricultural and construction filtration markets. Gross margin in the second quarter of 2016 was also adversely impacted by approximately 0.3 percentage points resulting from $1.2 million of upfront expenses impacting cost of sales incurred in the second quarter of 2016 related to cost reduction initiatives in our Industrial/Environmental Filtration segment.

Selling and Administrative Expenses

Selling and administrative expenses decreased $6.6 million, or 9%, in the second quarter of 2016 from the second quarter of 2015. This decrease was primarily driven by an estimated $3.5 million reduction in costs resulting from previously announced restructuring actions and other cost reduction initiatives, primarily reflecting reduced headcount, a $2.1 million reduction due to the divestiture of J.L. Clark, a $2.0 million reduction in costs related to stock-based compensation, a $0.7 million reduction in bad debt expense and $0.5 million of other net reductions. These decreases were partially offset by approximately $2.2 million of increased costs related to strategic growth initiatives (primarily reflecting costs related to research and development and information technology systems and support services). Since selling and administrative expenses decreased 9% and net sales decreased 9%, our selling and administrative expenses as a percentage of net sales remained flat at 18.7% in the second quarter of 2016 and the second quarter of 2015.

First Six Months

Net Sales

Net sales decreased $69.7 million, or 9%, in the first six months of 2016 from the first six months of 2015. Estimated components of this 9% decrease in net sales are as follows:

Divestiture of J.L. Clark	(5)%
Organic volume	(3)%
Foreign exchange	(2)%
Pricing	—%
TDC acquisition	1%
(9)%

The decrease in net sales in the first six months of 2016 from the first six months of 2015 was driven primarily by the following factors:

•	Decreased net sales of $35.6 million due to the June 2015 divestiture of J.L. Clark, the sole operating company within our Packaging segment, which the Company sold to CCI on June 27, 2015.

•
Decreased net sales volume of $14.0 million, or 3%, at our Industrial/Environmental Filtration segment. This net sales volume decrease resulted from a $37.8 million, or 13%, decrease in sales within the U.S. partially offset by an $23.8 million, or 19%, increase in foreign net sales, excluding the impact of changes in foreign currency exchange rates. This 13% decrease in sales volume within the U.S. resulted primarily from decreased sales of natural gas filtration vessels, industrial air filtration products and gas turbine air intake filtration systems and replacement filters, partially offset by higher sales of HVAC air filter sales and higher sales of commercial and military aerospace filters. This 19% increase in foreign net sales primarily resulted from increased sales of gas turbine air intake filtration systems and replacement filters and increased sales of HVAC filters, partially offset by lower sales of natural gas filtration vessels and lower sales of sand control filtration products for oil drilling applications.

•
Decreased net sales volume of $11.8 million, or 4%, at our Engine/Mobile Filtration segment. This net sales volume decrease resulted from a $10.8 million, or 5%, decrease in sales within the U.S. and a $1.0 million, or 1%, decrease in foreign net sales, excluding the impact of changes in foreign currency exchange rates. This 5% decrease in sales volume within the U.S. resulted primarily from lower sales of heavy-duty engine filter assemblies and elements to original equipment suppliers and dealers, primarily reflecting lower demand for off-highway, agricultural and construction applications, as well as lower heavy-duty engine filter aftermarket sales to the retail and automotive channels and to other filtration company customers. This 1% decrease in foreign net sales volume in this segment primarily resulted from lower export sales of diesel fuel filter assemblies and replacement filters, partially offset by increased export sales of heavy-duty engine filters to customers in Southeast Asia, South America and the Middle East, as well as an approximately 7% increase in heavy-duty engine filter sales in Europe.

•
Net sales in the first six months of 2016 compared to the first six months of 2015 also reflect a $13.4 million reduction due to changes in foreign currency exchange rates, primarily reflecting strengthening of the U.S. dollar against the British Pound and most other foreign currencies where our foreign income and cash flows are derived.

Cost of Sales

Cost of sales decreased $45.9 million, or 9%, in the first six months of 2016 from the first six months of 2015. This 9% decrease in cost of sales was slightly less than the 9% decrease in net sales. As a result, our gross margin decreased to 32.7% in the first six months of 2016 from 32.8% in the first six months of 2015. This 0.1 percentage point decrease in gross margin reflects an approximately 2.8 percentage point reduction in gross margin resulting from lower fixed cost absorption due to lower sales volume, as well as unfavorable sales mix at certain of our businesses. Gross margin in the first six months of 2016 was also adversely impacted by approximately 0.5 percentage points resulting from $1.9 million of upfront expenses impacting cost of sales incurred in the first six months of 2016 related to cost reduction initiatives in our Industrial/Environmental Filtration segment. These unfavorable impacts were partially offset by an approximately 2.4 percentage point improvement in gross margin resulting from previously announced restructuring activities and other cost reduction initiatives, as well as an approximately 0.5 percentage point improvement in gross margin resulting from the favorable mix impact from the J.L. Clark divestiture and an approximately 0.3 percentage point improvement from increases in the selling prices of our products.

Selling and Administrative Expenses

Selling and administrative expenses decreased $11.4 million, or 8%, in the first six months of 2016 from the first six months of 2015. This decrease was primarily driven by an estimated $6.8 million reduction in costs resulting from previously announced restructuring actions and other cost reduction initiatives, primarily reflecting reduced headcount, a $4.0 million reduction due to the divestiture of J.L. Clark, a $2.8 million reduction in costs related to stock-based compensation, a $0.7 million reduction in bad debt expense and $0.8 million of other net reductions. These decreases were partially offset by approximately $3.7 million of increased costs related to strategic growth initiatives (primarily reflecting costs related to research and development and information technology systems and support services). Since selling and administrative expenses decreased 8% while net sales decreased 9%, our selling and administrative expenses as a percentage of net sales increased to 20.1% in the first six months of 2016 from 19.8% in the first six months of 2015.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Significant Acquisitions

On January 29, 2016, the Company acquired certain assets of TDC Filter Manufacturing, Inc., for a purchase price of approximately $11.3 million. TDC is now operated as part of CLARCOR Industrial Air which is included in the Company's Industrial/Environmental Filtration segment.

On March 3, 2016, the Company acquired certain assets of FibeRio Technology Corporation, a technology company focused on the research, development and commercialization of nonwoven nanofiber media, for a purchase price of approximately $11.9 million. The acquired assets are in the process of being merged into the CLARCOR Innovation Center, located near the Company's headquarters in Franklin, Tennessee, which supports the Company's global growth and innovation initiatives including research & development.

•	Foreign Exchange

The average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our 2016 translated U.S. dollar value of net sales and operating profit compared to the same period in 2015 as follows:

(Dollars in millions)	Second Quarter	First Six Months
Net sales	$(4.4)	$(13.4)
Operating profit (loss)	(0.7)	(1.6)

•	Other income (expense)

Interest expense

We recognized net interest expense in other income (expense) as follows:

(Dollars in millions)	Second Quarter	First Six Months
2016	$(1.7)	$(3.7)
2015	(1.5)	(2.4)

Net interest expense primarily reflects $1.9 million of interest expense in the second quarter of 2016 and $3.7 million of interest expense in the first six months of 2016, respectively, related to borrowings on the Company's credit agreement, which borrowings were originally undertaken to fund a portion of the purchase price of the Company's 2014 acquisitions of the GE Air Filtration business and the Stanadyne business. At the end of the second quarter of 2016, we had $197.5 million of outstanding term loans and $137.0 million of outstanding revolver loans under the Company's credit agreement.

Foreign currency gains and (losses)

We recognized foreign currency (losses) gains in other income (expense) as follows:

(Dollars in millions)	Second Quarter	First Six Months
2016	$(0.4)	$0.2
2015	(0.3)	(0.5)

Foreign currency (losses) gains in the second quarter and first six months of 2016 and in the second quarter and first six months of 2015 primarily reflect the translation of inter-company loans--in cases where such loans are expected to be settled in cash at some point in the future--at certain foreign subsidiaries denominated in currencies other than their functional currencies, as well as the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies.

Other income (expense)

Other income of $26.9 million and $27.4 million in the second quarter and first six months of 2016, respectively, reflects the Company's receipt of $27.3 million from 3M Company in satisfaction of the patent judgment against 3M Company during the second quarter of 2016 with respect to the TransWeb litigation matter. Please refer to Note 12 to the Consolidated Condensed Financial Statements for related discussion.

There was no significant other income (expense) in the second quarter or first six months of 2015.

•	Provisions for income taxes

Our effective tax rate was 32.4% in both the second quarter of 2016 and the second quarter of 2015. Our effective tax rate in the second quarter of 2016 reflected an increase due to higher domestic earnings, including earnings resulting from the satisfaction of patent judgment proceeds received from 3M Company, offset by decreases resulting from the renewal of the research and development tax credit and from the favorable tax impact related to the adjustment to the Filter Resources contingent earn-out liability in the second quarter of 2016.

Our effective tax rate increased 0.5 percentage points to 31.9% in the first six months of 2016 from 31.4% in the first six months of 2015. This increase was primarily driven by an increase in domestic earnings in the first six months of 2016 compared to the first six months of 2015, including earnings resulting from the satisfaction of patent judgment proceeds received from 3M Company, as well as unfavorable impacts from domestic manufacturing deduction adjustments related to the retroactive extension of bonus depreciation, partially offset by favorable impacts related to the extension of the research and development tax credit.

•	Shares outstanding

Average diluted shares outstanding decreased by approximately 1.6 million shares in the second quarter and by approximately 1.7 million shares in the first six months of 2016 from the comparable periods of 2015, respectively, due primarily to our repurchases of common stock, partially offset by incremental dilutive shares related to stock option exercises and the issuance of stock options.

SEGMENT ANALYSIS

	Second Quarter				First Six Months
(Dollars in thousands)	2016	% Total	2015	% Total	2016	% Total	2015	% Total
Net sales:
Engine/Mobile Filtration	$154,019	42%	$161,290	40%	$288,573	42%	$305,748	41%
Industrial/Environmental Filtration	210,949	58%	218,676	55%	392,667	58%	409,592	55%
Packaging1	—	—%	19,833	5%	—	—%	35,582	4%
	$364,968	100%	$399,799	100%	$681,240	100%	$750,922	100%

Gross profit:
Engine/Mobile Filtration	$53,332	44%	$56,668	42%	$96,888	43%	$107,068	43%
Industrial/Environmental Filtration	68,529	56%	73,053	55%	125,874	57%	133,301	54%
Packaging1	—	—%	3,889	3%	—	—%	6,216	3%
	$121,861	100%	$133,610	100%	$222,762	100%	$246,585	100%

Operating profit:
Engine/Mobile Filtration	$29,501	55%	$30,564	52%	$48,568	57%	$55,310	56%
Industrial/Environmental Filtration	24,283	45%	26,604	45%	37,175	43%	40,612	41%
Packaging1	—	—%	1,775	3%	—	—%	2,214	3%
	$53,784	100%	$58,943	100%	$85,743	100%	$98,136	100%

Gross margin:
Engine/Mobile Filtration	34.6%		35.1%		33.6%		35.0%
Industrial/Environmental Filtration	32.5%		33.4%		32.1%		32.5%
Packaging[1]	—%		19.6%		—%		17.5%
	33.4%		33.4%		32.7%		32.8%

Operating margin:
Engine/Mobile Filtration	19.2%		18.9%		16.8%		18.1%
Industrial/Environmental Filtration	11.5%		12.2%		9.5%		9.9%
Packaging1	—%		8.9%		—%		6.2%
	14.7%		14.7%		12.6%		13.1%

1 - On June 27, 2015, the Company completed the disposition of J.L. Clark, which was the sole operating company within the Packaging segment. Refer to the Packaging Segment portion of this management discussion and analysis of financial condition and results of operations for further information.

Engine/Mobile Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2016	2015	$	%		2016	2015	$	%
Net sales	$154,019	$161,290	$(7,271)	(5)%		$288,573	$305,748	$(17,175)	(6)%
Cost of sales	100,687	104,622	(3,935)	(4)%		191,685	198,680	(6,995)	(4)%
Gross profit	53,332	56,668	(3,336)	(6)%		96,888	107,068	(10,180)	(10)%
Selling and administrative expenses	23,831	26,104	(2,273)	(9)%		48,320	51,758	(3,438)	(7)%
Operating profit	29,501	30,564	(1,063)	(3)%		48,568	55,310	(6,742)	(12)%

Gross margin	34.6%	35.1%		(0.5)	pt	33.6%	35.0%		(1.4)	pt
Selling and administrative percentage	15.5%	16.2%		(0.7)	pt	16.7%	16.9%		(0.2)	pt
Operating margin	19.2%	18.9%		0.3	pt	16.8%	18.1%		(1.3)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

Net Sales

The change in net sales for our Engine/Mobile Filtration segment in the second quarter and first six months of 2016 from the comparable periods of 2015 are detailed in the following tables:

	Second Quarter	First Six Months

Organic volume	(3)%	(4)%
Pricing	—%	—%
Foreign exchange	(2)%	(2)%
	(5)%	(6)%

(Dollars in millions)	Second Quarter	First Six Months
2015	$161.3	$305.7

U.S. net sales	(5.5)	(10.7)
Foreign net sales (including export)	0.3	(1.0)
Foreign exchange	(2.1)	(5.5)
Net change	(7.3)	(17.2)

2016	$154.0	$288.6

The changes in U.S. net sales for our Engine/Mobile Filtration segment in the second quarter and first six months of 2016 from the comparable periods of 2015 are detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months
Heavy-duty engine diesel fuel filter assemblies and replacement filters	$(2.4)	$(3.8)
Heavy-duty engine filtration aftermarket -- other filtration companies	0.8	(2.9)
Light-duty (automotive) engine filtration aftermarket	(1.5)	(2.5)
Heavy-duty engine filtration aftermarket -- original equipment supply channel	0.3	(0.7)
Heavy-duty engine filtration aftermarket -- independent distributors	0.4	0.1
Heavy-duty engine filtration aftermarket -- retail channel	(2.3)	0.4
All other, net	(0.8)	(1.3)
Change in U.S. net sales	$(5.5)	$(10.7)

Our U.S. net sales decreased 5% in the second quarter of 2016 compared with the second quarter of 2015. The decrease in sales of $5.5 million was primarily the result of a $2.4 million, or 15%, reduction in sales of original equipment and replacement fuel filtration products for heavy-duty diesel engines used in off-road, agricultural and construction applications and a $1.5 million, or 25%, reduction in sales of light-duty engine filtration aftermarket products in the second quarter of 2016 compared to 2015, principally driven by lower demand for automotive applications. We also experienced a decline of $2.3 million in sales of private-branded heavy-duty engine filtration aftermarket products to a significant retail customer initially obtained at the beginning of 2015, reflecting initial channel fill sales to this customer in the prior year period, as well as what we believe to be normal order variability across quarters. These decreases were partially offset by approximately $0.8 million of increased sales to other filtration customers, and approximately $0.4 million of increased heavy-duty engine filter aftermarket sales to U.S. independent distributors, an increase of approximately 1% from the comparable prior year period.

Our U.S. net sales decreased 5% in the first six months of 2016 compared with the first six months of 2015. The decrease in sales of $10.7 million was primarily the result of a $3.8 million, or 13%, reduction in sales of original equipment and replacement fuel filtration products for heavy-duty diesel engines used in off-road, agricultural and construction applications and a $2.9 million, or 14%, reduction in heavy-duty engine filtration aftermarket sales to other filtration companies as the result of what we believe to be broader adverse macroeconomic dynamics impacting many industrial companies, generally, and filtration companies, in particular. In addition, this decrease reflects a $2.5 million, or 21%, decline in sales of light-duty engine filtration aftermarket products in the first six months of 2016 compared to the first six months of 2015, principally driven by lower demand for automotive applications.

The changes in foreign net sales (including export sales and adjusted for changes in foreign currencies) for our Engine/Mobile Filtration segment in the second quarter and first six months of 2016 from the comparable periods of 2015 are detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months
Export sales of heavy-duty engine diesel fuel filter assemblies and replacement filters	$(1.9)	$(5.3)
Heavy-duty engine filter sales in Europe	0.5	1.2
Export sales primarily to the Middle East, Southeast Asia and Latin America	1.7	3.2
All other, net	—	(0.1)
Change in foreign net sales	$0.3	$(1.0)

Our foreign net sales increased less than 1% in the second quarter of 2016 compared with the second quarter of 2015, adjusted for changes in foreign currencies. This change principally resulted from an increase of $1.7 million, or 15%, in export sales of heavy-duty engine filters to various international markets, as well as an increase of $0.5 million, or 5%, in heavy-duty engine filtration sales in Europe. These effects were partially offset by a decrease of $1.9 million, or 19%, in export sales of diesel fuel filter assemblies and replacement filters by the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), reflecting lower demand for off-highway, agricultural and construction applications in various export markets.

Our foreign net sales decreased 1% in the first six months of 2016 compared with the first six months of 2015, adjusted for changes in foreign currencies. This decrease principally resulted from a $5.3 million, or 26% decrease in export sales of diesel fuel filter assemblies and replacement filters by the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), reflecting lower demand for off-highway, agricultural and construction applications in various export markets. This decrease was partially offset by an increase of $1.2 million, or 7%, in heavy-duty engine filtration sales in Europe and an increase of $3.2 million, or 16%, in export sales of heavy-duty engine filters to various international markets.

Cost of Sales

Cost of sales decreased $3.9 million, or 4%, in the second quarter of 2016 from the second quarter of 2015. This decrease was less than the 5% decrease in net sales. As a result, our gross margin decreased to 34.6% in the second quarter of 2016 from 35.1% in the second quarter of 2015. This 0.5 percentage point decrease in gross margin primarily reflects a 4.1 percentage point decrease in gross margin resulting from lower fixed cost absorption due to lower sales levels. Those impacts were partially offset by a 2.3 percentage point favorable impact due to cost reductions resulting from the Company's previously announced restructuring actions and other cost reduction initiatives, as well as a 1.5 percentage point increase from improvements in sales mix.

Cost of sales decreased $7.0 million, or 4%, in the first six months of 2016 from the comparable period of 2015. This decrease was less than the 6% decrease in net sales. As a result, our gross margin decreased to 33.6% in the first six months of 2016 from 35.0% in the first six months of 2015. This 1.4 percentage point decrease in gross margin primarily reflects a 3.2 percentage point decrease in gross margin resulting from lower fixed cost absorption due to lower sales levels, as well as an unfavorable changes in sales mix. Those impacts were partiallly offset by a 2.0 percentage point favorable impact due to cost reductions resulting from the Company's previously announced restructuring actions and other cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.3 million, or 9%, in the second quarter of 2016 from the second quarter of 2015. This decrease was primarily the result of an estimated $0.6 million of cost reductions resulting from previously announced cost reduction initiatives, including headcount reductions, as well as reductions in travel, professional services and other costs through company-wide cost reduction initiatives, as well as a $0.7 million reduction in unfavorable foreign currency translation losses compared to the second quarter of 2015. With selling and administrative expenses in this segment decreasing 9% while segment net sales decreased 5%, our selling and administrative expenses as a percentage of net sales decreased to 15.5% in the second quarter of 2016 from 16.2% in the second quarter of 2015.

Selling and administrative expenses decreased $3.4 million, or 7%, in the first six months of 2016 from the comparable period of 2015. This decrease was primarily the result of $1.2 million of cost reductions resulting from previously announced cost reduction initiatives, including headcount reductions, as well as reductions in travel, professional services and other costs through company-wide cost reduction initiatives, as well as a $1.2 million reduction in unfavorable foreign currency translation losses compared to the first six months of 2015 and a $0.7 million decrease in expense related to our company-wide profit sharing program. With selling and administrative expenses in this segment decreasing 7% while segment net sales decreased 6%, our selling and administrative expenses as a percentage of net sales decreased to 16.7% in the first six months of 2016 from 16.9% in the comparable period of 2015.

Industrial/Environmental Filtration Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2016	2015	$	%		2016	2015	$	%
Net sales	$210,949	$218,676	$(7,727)	(4)%		$392,667	$409,592	$(16,925)	(4)%
Cost of sales	142,420	145,623	(3,203)	(2)%		266,793	276,291	(9,498)	(3)%
Gross profit	68,529	73,053	(4,524)	(6)%		125,874	133,301	(7,427)	(6)%
Selling and administrative expenses	44,246	46,449	(2,203)	(5)%		88,699	92,689	(3,990)	(4)%
Operating profit	24,283	26,604	(2,321)	(9)%		37,175	40,612	(3,437)	(8)%

Gross margin	32.5%	33.4%		(0.9)	pt	32.1%	32.5%		(0.4)	pt
Selling and administrative percentage	21.0%	21.2%		(0.2)	pt	22.6%	22.6%		—	pt
Operating margin	11.5%	12.2%		(0.7)	pt	9.5%	9.9%		(0.4)	pt

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

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2016 from the comparable periods of 2015 are detailed in the following tables:

	Second Quarter	First Six Months

Organic volume	(5)%	(3)%
TDC acquisition	2%	1%
Pricing	—%	—%
Foreign exchange	(1)%	(2)%
	(4)%	(4)%

(Dollars in millions)	Second Quarter	First Six Months
2015	$218.7	$409.6

U.S. net sales	(16.8)	(32.8)
Foreign net sales (including export)	11.4	23.8
Foreign exchange	(2.4)	(7.9)
Net change	(7.8)	(16.9)

2016	$210.9	$392.7

The changes in U.S. net sales for our Industrial/Environmental Filtration segment in the second quarter and first six months of 2016 from the comparable periods of 2015 are detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months
Gas turbine first-fit filters and systems	$(8.3)	$(14.6)
Natural gas filtration vessels and aftermarket elements	(9.2)	(13.8)
Dust collection and other industrial air filtration products	(4.4)	(11.1)
Aerospace filtration products	0.5	3.9
TDC acquisition	4.0	4.7
All other, net	0.6	(1.9)
Change in U.S. net sales	$(16.8)	$(32.8)

•
Lower sales of gas turbine air intake filtration systems at CLARCOR Industrial Air in the second quarter and first six months of 2016 from the comparable periods of 2015 was driven primarily by the timing of large system sales and the geographic mix of customer orders.

•
Lower sales in the natural gas market in the second quarter and first six months of 2016 from the comparable periods of 2015 was driven primarily by a decline in natural gas filtration vessel sales, resulting from decreased activity in extraction, transportation and processing of natural gas and natural gas liquids.

•
Lower sales of dust collection and other industrial air filtration products in the second quarter and first six months of 2016 from the comparable periods in 2015 was due primarily to decreased sales of panel, cartridge, bag and other industrial air replacement filters, partially reflecting several significant one-time orders in the prior year periods that did not recur in 2016. These lower sales were partially offset by increased sales of industrial air filtration products in the second quarter and first six months of 2016 resulting from the TDC acquisition.

•
Higher sales of commercial and military aerospace filtration products in the second quarter and first six months of 2016 from the comparable periods in 2015 resulted from a large increase in aftermarket demand from distributors and increased governmental spending.

The net changes in foreign net sales (including export sales and excluding the impact of changes in foreign currency exchange rates) for the Industrial/Environmental Filtration segment in the second quarter and first six months of 2016 from the comparable periods of 2015 are detailed as follows:

(Dollars in millions)	Second Quarter	First Six Months
Gas turbine first-fit filters and systems	$10.0	$19.6
Export sales of HVAC filters	5.0	9.0
Natural gas filtration vessels and aftermarket elements	(2.6)	(0.9)
Oil and gas sand control filtration	(1.5)	(2.2)
All other, net	0.5	(1.7)
Change in foreign net sales	$11.4	$23.8

•
Higher sales of gas turbine air intake filtration systems by CLARCOR Industrial Air in the second quarter and first six months of 2016 from the comparable periods of 2015 was driven primarily by the timing of large system sales which occurred in 2016 and the geographic mix of customer orders.

•	Higher export sales of HVAC filters primarily reflect increased sales of air filtration products for animal husbandry applications to certain customers in the Middle East.

•
Lower sales in the natural gas market in the second quarter and first six months of 2016 from the comparable periods of 2015 was driven primarily by a decline in natural gas filtration vessel sales, resulting from decreased activity in extraction, transportation and processing of natural gas and natural gas liquids.

•
Lower sales of sand control filters in the second quarter and first six months of 2016 from the comparable periods of 2015 was driven by lower demand from oil and gas customers, which we believe reflects lower oil and gas exploration and production activity resulting primarily from continued depressed prices of oil.

Cost of Sales

Cost of sales decreased $3.2 million, or 2%, in the second quarter of 2016 from the second quarter of 2015. This decrease was less than the 4% decrease in net sales. As a result, our gross margin decreased to 32.5% in the second quarter of 2016 from 33.4% in the second quarter of 2015. This 0.9 percentage point decrease in gross margin primarily reflects a 0.6 percentage point reduction in gross margin resulting from approximately $1.2 million of upfront expenses impacting cost of sales for cost reduction initiatives incurred in the first six months of 2016, a 0.7 percentage point reduction in gross margin resulting from $1.5 million of increased expense related to inventory reserves and a 0.6 percentage point reduction in gross margin resulting from lower fixed cost absorption due to lower sales. The $1.2 million of upfront expenses for cost reduction initiatives noted above were primarily related to severance and other employee termination payments pursuant to reductions in force. These impacts were partially offset by a 1.0 percentage point favorable impact due to cost reductions resulting from the Company's restructuring activities and other cost reduction initiatives in 2016.

Cost of sales decreased $9.5 million, or 3%, in the first six months of 2016 from the first six months of 2015. This decrease was less than the 4% decrease in net sales. As a result, our gross margin decreased to 32.1% in the first six months of 2016 from 32.5% in the first six months of 2015. This 0.4 percentage point decrease in gross margin primarily reflects a 0.5 percentage point reduction in gross margin resulting from approximately $1.9 million of upfront expenses impacting cost of sales for cost reduction initiatives incurred in the first six months of 2016, a 0.5 percentage point reduction in gross margin resulting from $2.0 million of increased expense related to inventory reserves and a 0.2 percentage point reduction in gross margin resulting from lower fixed cost absorption due to lower sales. The $1.9 million of upfront expenses for cost reduction initiatives noted above were primarily related to severance and other employee termination payments pursuant to reductions in force. These impacts were partially offset by a 0.7 percentage point favorable impact due to cost reductions resulting from the Company's restructuring activities and other cost reduction initiatives in 2016.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.2 million, or 5%, in the second quarter of 2016 from the second quarter of 2015. This decrease was primarily the result of $1.9 million of lower employee costs resulting mainly from previously announced cost reduction initiatives, $1.2 million of other lower costs, including reductions in discretionary spending such as travel, and a $0.6 million decrease in expense related to our company-wide profit sharing program. These decreases were partially offset by a $1.9 million increase in year-over-year expense due to a gain realized in the second quarter of 2015 resulting from the sale of a facility primarily used for selling and administration activities, which did not recur in 2016. With selling and administrative expenses decreasing 5% while our net sales decreased 4%, our selling and administrative expenses as a percentage of net sales decreased to 21.0% in the second quarter of 2016 from 21.2% in last year's second quarter.

Selling and administrative expenses decreased $4.0 million, or 4%, in the first six months of 2016 from the first six months of 2015. This decrease was primarily the result of $3.7 million of lower employee costs resulting primarily from previously announced cost reduction initiatives and $2.4 million of other lower costs, including reductions in discretionary spending such as travel. These decreases were partially offset by a $1.9 million increase in year-over-year expense due to a gain realized in the first six months of 2015 resulting from the sale of a facility primarily used for selling and administrative activities, which did not recur in 2016. With selling and administrative expenses decreasing 4% while our net sales decreased 4%, our selling and administrative expenses as a percentage of net sales was unchanged at 22.6% in the first six months of 2016 and 22.6% in the first six months of 2015.

Packaging Segment

	Second Quarter					First Six Months
			Change					Change
(Dollars in thousands)	2016	2015	$	%		2016	2015	$	%
Net sales	$—	$19,833	$(19,833)	(100)%		$—	$35,582	$(35,582)	(100)%
Cost of sales	—	15,944	(15,944)	(100)%		—	29,366	(29,366)	(100)%
Gross profit	—	3,889	(3,889)	(100)%		—	6,216	(6,216)	(100)%
Selling and administrative expenses	—	2,114	(2,114)	(100)%		—	4,002	(4,002)	(100)%
Operating profit	—	1,775	(1,775)	(100)%		—	2,214	(2,214)	(100)%

Gross margin	—%	19.6%		(19.6)	pt	—%	17.5%		(17.5)	pt
Selling and administrative percentage	—%	10.7%		(10.7)	pt	—%	11.2%		(11.2)	pt
Operating margin	—%	8.9%		(8.9)	pt	—%	6.2%		(6.2)	pt

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

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our credit agreement, including our five-year revolving credit facility ("Credit Facility"), will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures, including the expansion of facilities, provide for interest and principal payments related to debt agreements, fund pension contributions and fund potential repurchases of our common stock. We completed two acquisitions in December 2013, the acquisitions of the GE Air Filtration business and the Bekaert Advanced Filtration business, we acquired Stanadyne Corporation's diesel fuel filtration business in May 2014, we acquired Filter Resources in December 2014, we acquired certain assets of TDC in January 2016, and we acquired certain assets of FibeRio in March 2016, and we intend to continue to assess acquisition opportunities in related filtration businesses. Any such acquisitions could affect operating cash flows and require changes in our debt and capitalization. In addition, capital market disruptions may affect the cost or availability of future borrowings.

We had cash and cash equivalents of $117.6 million at the end of the second quarter of 2016.  Approximately $113.5 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since most of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.

Our current ratio of 3.3 at the end of the second quarter of 2016 was consistent with 3.3 at year-end 2015.  This primarily reflects a $23.3 million decrease in current assets, including a $21.0 million decrease in inventory and a $7.1 million decrease in accounts receivable, primarily reflecting improved working capital management, as well as a $7.6 million decrease in prepaid expenses and other current assets. These impacts were offset by a $16.0 million increase in cash.

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

At the end of the second quarter of 2016, we had $197.5 million of outstanding Term Loans with a weighted average interest rate including margin of approximately 1.69% and we had $137.0 million outstanding on the Revolving Credit Facility with a weighted average interest rate including margin of approximately 1.85%. At May 28, 2016, we also had approximately $7.4 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $355.6 million available for further borrowing at the end of the second quarter of 2016.

Total long-term debt of $342.6 million at the end of the second quarter of 2016 included $197.5 million of Term Loans, $137.0 million outstanding on the Revolving Credit Facility, $7.4 million outstanding on an industrial revenue bond and $0.7 million of other long-term debt.  At the end of the second quarter of 2016, we were in compliance with all financial covenant requirements of the Credit Facility. The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 23.0% at the end of the second quarter of 2016 compared to 26.7% at year-end 2015, with the decrease attributable to lower total debt, due to repayment activity, and increased total shareholders' equity, as described below, at the end of the second quarter of 2016 in comparison to year-end 2015.

We had 48.8 million shares of common stock outstanding at the end of the second quarter of 2016 and had 49.1 million shares outstanding at year-end 2015.  Shares of common stock outstanding decreased 0.3 million as shares issued pursuant to stock incentive plans in the first six months of 2016 was more than offset by the repurchase of 0.8 million shares during the same period.  Shareholders’ equity increased to $1,144.1 million at the end of the second quarter of 2016 from $1,110.5 million at year-end 2015.  This $33.6 million increase resulted mainly from net earnings of $74.6 million and items related to stock compensation and option activity pursuant to incentive plans of $21.1 million, partially offset by decreases to shareholders' equity of $38.2 million resulting from our repurchase and retirement of common stock, dividend payments of $21.7 million and currency translation adjustments of $3.2 million.

Cash Flow

Net cash provided by operating activities increased $88.8 million to $156.0 million in the first six months of 2016 from $67.2 million in the first six months of 2015.  This increase was primarily due to the net effect on cash of changes in assets and liabilities, net of business acquisitions, which improved to a $47.8 million source of cash in the first six months of 2016 from a $30.9 million use of cash in the first six months of 2015, driven primarily by company-wide efforts to improve working capital efficiency. The increase in net cash provided by operating activities in the first six months of 2016 from the first six months of 2015 also reflected a $9.3 million increase in net earnings.

Net cash used in investing activities decreased $23.1 million in the first six months of 2016 from the first six months of 2015 primarily due to a $25.6 million reduction in capital expenditures in the first six months of 2016 in comparison to the first six months of 2015.

Net cash used in financing activities increased $80.7 million in the first six months of 2016 from the first six months of 2015. In the first six months of 2016 the Company made net repayments under the Credit Facility of $62.5 million, in comparison to net borrowings of $15.0 million in the first six months of 2015. Additionally, there was an increase of $22.1 million in payments for the repurchase of common stock in the first six months of 2016 in comparison to the prior year period.

We intend to continue to assess repurchases of our common stock. In June 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. During the first six months of 2016, we repurchased and retired 0.8 million shares of our common stock for $38.2 million at an approximate average price of $47.91.  At the end of the second quarter of 2016, there was approximately $99.5 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, debt repayments, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the second quarter of 2016, our gross liability for uncertain income tax provisions was $4.6 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note K to the Consolidated Financial Statements in our 2015 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first six months of 2016 or 2015.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2015 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.   As is discussed in Note 10 to this Second Quarter 2016 Form 10-Q, the Company elected to change its estimate in the determination of discount rate assumptions used to determine net periodic benefit costs effective for fiscal year 2016 for each of its plans, changing from the single equivalent rate approach to the spot rate approach. There have been no other material changes in our critical accounting policies set forth in our 2015 Form 10-K.  These policies have been consistently applied in all material respects.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Second Quarter 2016 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•
statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including the acquisitions of FibeRio, TDC, Filter Resources, the Stanadyne business, the GE Air Filtration business and the Bekaert business and potential future acquisition opportunities;

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

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. The Company’s past results of operations do not necessarily indicate its future results. The Company’s future results may differ materially from the Company's past results due to various risks and uncertainties, including, but not limited to, risks associated with: global and national macroeconomic pressures, trends with respect to the health of the markets we serve, including with respect to challenging market conditions in various markets in the Engine/Mobile Filtration segment and the Industrial/Environmental Filtration segment, our ability to execute upon long-term strategic growth initiatives, our ability to execute upon any potential facility consolidations or other restructuring and other cost reduction opportunities throughout the Company, customer concentration issues in certain geographic locations and in respect of certain of our businesses, our ability to integrate the businesses we have acquired, currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, commodity price increases and/or limited availability of raw materials and component products, including steel, compliance costs associated with environmental laws and regulations, political factors, our international operations, highly competitive markets, governmental laws and regulations, potential information systems interruptions and intrusions, potential global events resulting in instability and unpredictability in the world's markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, changes in accounting standards or adoption of new accounting standards, adverse effects of natural disasters, legal challenges with respect to intellectual property, product liability exposure, changes in tax rates or exposure to additional income tax liabilities, potential labor disruptions, other risks discussed in the “Risk Factors” section of our 2015 Form 10-K and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Second Quarter 2016 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking or other statements included in this Second Quarter 2016 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, with the supervision and participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 28, 2016.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) and 15d-15(e) of the Exchange Act were effective as of May 28, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended May 28, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See the disclosure under the heading "Legal Contingencies" in Note 12 included in Part I, Item 1 of this Second Quarter 2016 Form 10-Q, which is incorporated by reference in this Part II, Item 1, for disclosure that supplements the disclosure under the heading "Legal Contingencies" in Note N to the Consolidated Financial Statements included in the 2015 Form 10-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2013, our Board of Directors approved a three-year, $250 million stock repurchase program. Pursuant to the authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 25, 2016.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price, general economic and market conditions and other factors.  As set forth in the table below, we repurchased 128,000 shares of our common stock during the fiscal quarter ended May 28, 2016.  The Company had remaining authorization of approximately $99.5 million to repurchase shares as of May 28, 2016 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
February 28, 2016 through April 2, 2016	48,000	$53.94	48,000	$104,087,049
April 3, 2016 through April 30, 2016	40,000	$58.00	40,000	$101,766,036
May 1, 2016 through May 28, 2016	40,000	$57.33	40,000	$99,472,034
Total	128,000		128,000

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2016 Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

June 17, 2016	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

June 17, 2016	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer