Form 10-Q
period 2016-08-27
CLARCOR INC.
filed 2016-09-16
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2016

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

As of September 12, 2016, 48,615,388 common shares with a par value of $1 per share were outstanding.

* Item omitted because the item is not applicable

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Dollars in thousands, except share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net sales	$331,387	$357,557	$1,012,627	$1,108,479
Cost of sales	216,986	237,802	675,464	742,139

Gross profit	114,401	119,755	337,163	366,340

Selling and administrative expenses	63,703	69,333	200,722	217,782

Operating profit	50,698	50,422	136,441	148,558

Other income (expense):
Interest expense	(1,763)	(1,338)	(5,744)	(3,965)
Interest income	136	108	395	339
Other, net	574	5,649	28,022	5,111
	(1,053)	4,419	22,673	1,485

Earnings before income taxes	49,645	54,841	159,114	150,043

Provision for income taxes	13,861	18,332	48,769	48,224

Net earnings	35,784	36,509	110,345	101,819

Net earnings attributable to noncontrolling interests	(35)	(64)	(79)	(168)

Net earnings attributable to CLARCOR Inc.	$35,749	$36,445	$110,266	$101,651

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.73	$0.73	$2.26	$2.03
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.73	$0.72	$2.25	$2.00

Weighted average number of shares outstanding - Basic	48,653,220	50,099,852	48,723,459	50,188,327
Weighted average number of shares outstanding - Diluted	49,055,047	50,525,049	49,103,211	50,701,490

Dividends paid per share	$0.2200	$0.2000	$0.6600	$0.6000

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE EARNINGS
(Dollars in thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net earnings	$35,784	$36,509	$110,345	$101,819

Other comprehensive income:

Pension and other postretirement benefits liability adjustments, net of deferred taxes of $(334), $(1,873), $(971) and $(2,470), respectively	526	2,900	1,530	4,024
Foreign currency translation loss	(10,525)	(5,118)	(13,649)	(27,452)

Net gain on hedging derivatives	43	—	43	—

Comprehensive earnings	25,828	34,291	98,269	78,391

Comprehensive earnings attributable to non-redeemable noncontrolling interests	(46)	23	(5)	5
Comprehensive earnings attributable to redeemable noncontrolling interests	—	—	—	155

Comprehensive earnings attributable to CLARCOR Inc.	$25,782	$34,314	$98,264	$78,551

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	August 27, 2016	November 28, 2015
ASSETS
Current assets:
Cash and cash equivalents	$119,839	$101,529
Accounts receivable, less allowance for losses of $10,473 and $14,765, respectively	234,566	258,280
Inventories	250,781	274,825
Income taxes receivable	7,822	3,781
Prepaid expenses and other current assets	21,106	26,380
Total current assets	634,114	664,795

Property, plant and equipment, at cost, less accumulated depreciation of $302,993 and $286,335, respectively	293,659	301,019
Asset held for sale	533	533
Goodwill	506,236	506,265
Acquired intangible assets, less accumulated amortization	311,946	329,155
Deferred income taxes	3,046	3,651
Other noncurrent assets	10,257	13,038
Total assets	$1,759,791	$1,818,456

LIABILITIES
Current liabilities:
Current portion of long-term debt	$15,243	$7,788
Accounts payable	84,071	87,546
Accrued liabilities	84,532	106,410
Income taxes payable	697	1,956
Total current liabilities	184,543	203,700

Long-term debt, less current portion	302,789	397,368
Long-term pension and postretirement healthcare benefits liabilities	29,703	31,577
Deferred income taxes	77,899	64,908
Other long-term liabilities	14,520	10,438
Total liabilities	609,454	707,991

SHAREHOLDERS' EQUITY
Capital stock	48,622	49,111
Capital in excess of par value	903	—
Accumulated other comprehensive loss	(100,128)	(88,052)
Retained earnings	1,200,221	1,148,510
Total CLARCOR Inc. equity	1,149,618	1,109,569
Noncontrolling interests	719	896
Total shareholders' equity	1,150,337	1,110,465
Total liabilities and shareholders' equity	$1,759,791	$1,818,456

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	August 27, 2016	August 29, 2015
Cash flows from operating activities:
Net earnings	$110,345	$101,819
Depreciation	25,503	23,133
Amortization	18,465	19,282
Other noncash items	(4,533)	(304)
Net loss (gain) on disposition of assets	754	(2,132)
Net gain on disposal of J.L. Clark	—	(12,132)
Impairment of investments	—	6,729
Stock-based compensation expense	5,126	7,722
Excess tax benefit from stock-based compensation	(1,919)	(1,138)
Change in assets and liabilities	54,829	(41,716)
Net cash provided by operating activities	208,570	101,263

Cash flows from investing activities:
Restricted cash	(217)	—
Business acquisitions, net of cash acquired	(19,299)	(20,881)
J.L. Clark disposition, net of cash divested	—	47,103
Additions to plant assets	(18,104)	(51,273)
Proceeds from disposition of plant assets	775	7,322
Investment in affiliates	—	(525)
Net cash used in investing activities	(36,845)	(18,254)

Cash flows from financing activities:
Net payments on revolving credit facility	(82,000)	—
Payments on term loan facility	(5,000)	—
Payments on long-term debt	(226)	(8,600)
Sale of capital stock under stock option and employee purchase plans	30,202	6,441
Acquisition of noncontrolling interest	—	(1,239)
Payments for repurchase of common stock	(65,402)	(30,196)
Excess tax benefit from stock-based compensation	1,919	1,138
Dividend paid to noncontrolling interests	(172)	(206)
Cash dividends paid	(32,201)	(30,141)
Net cash used in financing activities	(152,880)	(62,803)
Net effect of exchange rate changes on cash	(535)	(2,090)
Net change in cash and cash equivalents	18,310	18,116
Cash and cash equivalents, beginning of period	101,529	94,064
Cash and cash equivalents, end of period	$119,839	$112,180

Cash paid during the period for:
Interest	$5,055	$3,738
Income taxes, net of refunds	$37,576	$48,380

See Notes to Consolidated Condensed Financial Statements

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Company's fiscal year-end is the Saturday closest to November 30, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year. The Consolidated Condensed Statements of Earnings, the Consolidated Condensed Statements of Comprehensive Earnings and the Consolidated Condensed Statements of Cash Flows for the periods ended August 27, 2016 and August 29, 2015 and the Consolidated Condensed Balance Sheet as of August 27, 2016 prepared by the Company are unaudited.  The Consolidated Condensed Financial Statements have been prepared on the same basis as those in the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2015 (“2015 Form 10-K”).  The November 28, 2015 Consolidated Condensed Balance Sheet data was derived from the Company’s year-end audited Consolidated Financial Statements as presented in the 2015 Form 10-K but does not include all disclosures required by accounting principles generally accepted in the United States of America ("U.S. GAAP").  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair statement of financial position, results of operations and cash flows have been made.  The results of operations for the period ended August 27, 2016, are not necessarily indicative of the operating results for the full year.  The information included in this Form 10-Q should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes included in the 2015 Form 10-K.

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by German banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company had $1,362 and $1,294 of noncurrent restricted cash recorded in Other noncurrent assets as of August 27, 2016 and November 28, 2015, respectively, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Condensed Balance Sheets.

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost. Inventories are summarized as follows:

	August 27, 2016	November 28, 2015
Raw materials	$93,715	$99,129
Work in process	34,735	43,907
Finished products	122,331	131,789
Inventories	$250,781	$274,825

Property, Plant and Equipment

Plant assets classified as held for sale are initially measured at the lesser of the assets' carrying amount or the fair value less costs to sell. Gains or losses are recognized for any subsequent changes in the fair value less cost to sell; however, gains are only recognized to the extent of cumulative losses previously recognized. Plant assets classified as Assets held for sale are not

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

depreciated. At August 27, 2016 and November 28, 2015, property, plant and equipment of $533 related to property held in Rockford, Illinois was classified as an Asset held for sale.

Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss by component for the three and nine months ended August 27, 2016 are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Derivative Financial Instruments	Total
Balance at May 28, 2016, net of tax	$(34,999)		$(55,173)	$—	$(90,172)
Other comprehensive income (loss) before reclassifications and tax	(39)		(10,511)	67	(10,483)
Tax benefit (expense)	14		(14)	(24)	(24)
Other comprehensive income (loss) before reclassifications, net of tax	(25)		(10,525)	43	(10,507)
Reclassifications, before tax	899	(a)	—	—	899
Tax expense	(348)		—	—	(348)
Reclassifications, net of tax	551		—	—	551
Other comprehensive income (loss), net of tax	526		(10,525)	43	(9,956)
Balance at August 27, 2016, net of tax	$(34,473)		$(65,698)	$43	$(100,128)

Balance at November 28, 2015, net of tax	$(36,003)		$(52,049)	$—	$(88,052)
Other comprehensive income (loss) before reclassifications and tax	(202)		(13,635)	67	(13,770)
Tax benefit (expense)	73		(14)	(24)	35
Other comprehensive income (loss) before reclassifications, net of tax	(129)		(13,649)	43	(13,735)
Reclassifications, before tax	2,703	(a)	—	—	2,703
Tax expense	(1,044)		—	—	(1,044)
Reclassifications, net of tax	1,659		—	—	1,659
Other comprehensive income (loss), net of tax	1,530		(13,649)	43	(12,076)
Balance at August 27, 2016, net of tax	$(34,473)		$(65,698)	$43	$(100,128)
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

All derivatives are recorded at fair value in the Consolidated Balance Sheets. Each derivative is designated as either a fair value hedge, cash flow hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. Changes in fair value of undesignated hedges are recognized currently in net income. All ineffective changes in derivative fair values are recognized currently in net income.

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

New Accounting Guidance

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 (fiscal year 2018 for the Company). Subsequently, in August 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date," that moves the effective date out one year (fiscal 2019 for the Company). In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09 and the related amendments and early adoption of one year prior to the required effective date is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 on its Consolidated Financial Statements.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies the accounting for share-based payment transactions, including accounting for income taxes, forfeitures, and classification in the statement of cash flows. ASU 2016-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 (fiscal year 2018 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-09 on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Statements," which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2019 (fiscal year 2021 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-13 on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

2.     BUSINESS ACQUISITIONS AND NONCONTROLLING INTERESTS

Business Acquisitions

FibeRio
On March 7, 2016, the Company acquired certain assets of FibeRio Technology Corporation (“FibeRio”), a technology company focused on the research, development and commercialization of performance fabric and filtration media, for a purchase price of approximately $11,918 consisting of $8,031 in cash and $3,887 in contingent earn-out liability. The assets acquired and the activities of FibeRio are in the process of being merged into the Company's Innovation Center, located near the Company's headquarters in Franklin, Tennessee, which supports the Company's global growth and innovation activities including research and development. A preliminary allocation of the purchase price to the assets acquired was made based on available information and incorporating management’s best estimates. Assets acquired in the transaction were recorded at their estimated acquisition-date fair values, consisting primarily of $5,000 of in-process research and development, $3,023 of machinery and equipment, and $3,895 of goodwill.  The assets of FibeRio were acquired primarily to expand the Company's capabilities in filtration media research and product development. Goodwill recorded in connection with the acquisition, which is deductible for tax purposes, represents the estimated future value of such opportunities. A contingent liability for a potential earn-out payment to the former owners, based on sales of products generated by or through processes utilizing FibeRio's technology during the five years subsequent to the acquisition date, was initially recorded at its acquisition-date estimated fair value of $3,887 which is included in Other long-term liabilities in the Consolidated Condensed Balance Sheet at August 27, 2016. The Company is currently in the process of finalizing the valuations of all assets acquired.  The Company expects to finalize the purchase price allocation within one year of the purchase date.
TDC
On January 29, 2016, the Company acquired certain assets of TDC Filter Manufacturing, Inc. (“TDC”), a manufacturer and supplier of pleated filter bags, dust collection cartridges and gas turbine air filters, for a purchase price of approximately $11,268. The operations of TDC have been merged into the Company's CLARCOR Industrial Air business, headquartered in Overland Park, Kansas, which is part of the Company's Industrial/Environmental Filtration segment. A preliminary allocation of the purchase price to the assets acquired was made based on available information and incorporating management’s best estimates.  Assets acquired in the transaction were recorded at their estimated acquisition-date fair values, consisting primarily of $3,200 of customer relationships, $2,400 of inventory, $1,926 of machinery and equipment, and $3,604 of goodwill.  The assets of TDC were acquired primarily to expand the Company’s product line and distribution channels within its target industrial air filtration markets.  Goodwill recorded in connection with the acquisition, which is deductible for tax purposes, represents the estimated future value of such opportunities. The Company is currently in the process of finalizing the valuations of all assets acquired.  The Company expects to finalize the purchase price allocation within one year of the purchase date.

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
A contingent liability for a potential earn-out payment to the former owners, based on adjusted earnings from certain capital projects, was initially recorded at its acquisition-date estimated fair value of $1,154 and is being accreted to its face value of $1,350 ratably through the conclusion of the earn-out period in 2016. The earn-out period will expire in 2016 and the Company determined that the estimated fair value of the contingent liability for a potential earn-out payment was $6 as of August 27, 2016. The reduction to the contingent liability was offset as a reduction of Selling and administrative expenses and Interest expense in the Consolidated Condensed Statements of Earnings. The remaining contingent liability of $6 is included in Accrued liabilities in the Consolidated Condensed Balance Sheet at August 27, 2016.
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
	$10,880

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Net sales and operating profit for Filter Resources for the three and nine months ended August 27, 2016 and August 29, 2015 (which, in the case of the nine month period ended August 29, 2015, includes the period from December 17, 2014 to August 29, 2015) were as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net sales	$5,540	$5,141	$17,439	$14,323
Operating profit	910	536	2,299	1,223
Noncontrolling Interests

Noncontrolling interests changed as follows during the nine months ended August 27, 2016 and August 29, 2015:

	Nine Months Ended
	August 27, 2016		August 29, 2015
	Redeemable	Non-Redeemable	Redeemable	Non-Redeemable
Noncontrolling interests at beginning of period	$—	$896	$1,587	$1,043

Noncontrolling interests (loss) earnings	—	79	(19)	187
Purchase of noncontrolling interests	—	—	(1,432)	—
Foreign currency translation	—	(84)	(136)	(192)
Dividend	—	(172)	—	(206)

Noncontrolling interests at end of period	$—	$719	$—	$832

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Net sales and operating profit attributable to J.L. Clark for the three and nine months ended August 27, 2016 and August 29, 2015 were as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net sales	$—	$5,327	$—	$40,909
Operating profit	—	(71)	—	2,143

4.	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill. The following table reconciles the activity for goodwill by segment for the nine months ended August 27, 2016:

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Corporate	Total
Goodwill at beginning of year	$207,537	$298,728	$—	$506,265
Acquisitions	—	3,604	3,895	7,499
Currency translation adjustments	(491)	(7,037)	—	(7,528)
Goodwill at end of period	$207,046	$295,295	$3,895	$506,236

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes acquired intangibles by segment. Other acquired intangibles include parts manufacturer regulatory approvals, developed technology, patents and non-compete agreements:

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Corporate	Total
August 27, 2016
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$73,915	$—	$74,698
Other acquired intangibles, gross	—	—	5,000	5,000
Total indefinite lived intangible assets	$783	$73,915	$5,000	$79,698

Finite Lived Intangibles:
Trademarks, gross - finite lived	$279	$568	$—	$847
Accumulated amortization	(142)	(446)	—	(588)
Trademarks, net - finite lived	$137	$122	$—	$259

Customer relationships, gross	$139,426	$127,729	$—	$267,155
Accumulated amortization	(26,604)	(46,155)	—	(72,759)
Customer relationships, net	$112,822	$81,574	$—	$194,396

Other acquired intangibles, gross	$11,243	$60,032	$—	$71,275
Accumulated amortization	(2,809)	(30,873)	—	(33,682)
Other acquired intangibles, net	$8,434	$29,159	$—	$37,593

Total finite lived intangible assets, net	$121,393	$110,855	$—	$232,248

Acquired intangible assets, less accumulated amortization	$122,176	$184,770	$5,000	$311,946

The following table summarizes estimated amortization expense:

Fiscal year 2016	$24,578
Fiscal year 2017	24,296
Fiscal year 2018	23,633
Fiscal year 2019	23,425
Fiscal year 2020	23,132

Amortization expense for the nine months ended August 27, 2016 and August 29, 2015 was $18,465 and $19,282, respectively.

5.	FAIR VALUE MEASUREMENTS

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

•	Level 3 – Significant unobservable inputs, such as model determined valuations in which one or more significant inputs or significant value-drivers are unobservable

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
August 27, 2016
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$302	$302	$—	$—
Mutual fund investments - bonds	322	322	—	—
Cash and equivalents	17	17	—	—
Total restricted trust	$641	$641	$—	$—

FibeRio contingent earn-out, included in Other long-term liabilities	$3,887	$—	$—	$3,887

Filter Resources contingent earn-out, included in Accrued liabilities	$6	$—	$—	$6

Foreign exchange contracts, included in Prepaid expenses and other current assets	$89	$—	$89	$—

Foreign exchange contracts, included in Accrued liabilities	$459	$—	$459	$—

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 28, 2015
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$352	$352	$—	$—
Mutual fund investments - bonds	363	363	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$729	$729	$—	$—

Filter Resources contingent earn-out, included in Accrued liabilities	$1,285	$—	$—	$1,285

Foreign exchange contracts, included in Prepaid expenses and other current assets	$418	$—	$418	$—

Foreign exchange contracts, included in Accrued liabilities	$40	$—	$40	$—

There were no changes in the fair value determination methods or significant assumptions used in those methods during the nine months ended August 27, 2016.  There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the nine months ended August 27, 2016. The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

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

The Company is liable for a contingent earn-out established in connection with the acquisition of TransWeb on December 29, 2010. This earn-out, which is payable to one of the former owners of TransWeb, had an acquisition-date estimated fair value of $1,018, which was recorded as an other long-term liability at that time.  The contingent liability for the earn-out payment will continue to be accounted for and measured at fair value until the contingency is settled during fiscal year 2016.  The fair value measurement of the contingent earn-out payment is based primarily on 2014 and 2015 TransWeb adjusted earnings, which represent significant inputs not observed in the market and thus represents a Level 3 measurement. The contingent consideration payment is revalued to its current fair value at each reporting date. The fair value of the TransWeb contingent earn-out payment was $0 at August 27, 2016 and at November 28, 2015, based on the adjusted earnings of TransWeb.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust, derivative instruments and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both August 27, 2016 and November 28, 2015.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  A fair value estimate of $313,979

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

and $403,821 for long-term debt at August 27, 2016 and November 28, 2015, respectively, is based on a Level 2 measurement using the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at August 27, 2016 and November 28, 2015 is $318,032 and $405,156, respectively.

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

All derivatives are recognized on the balance sheet at fair value and classified based on the instrument's maturity date. The total notional amount of derivatives outstanding at August 27, 2016 and November 28, 2015 was $43,008 and $48,797 respectively, which consists of undesignated derivative instruments to manage translational foreign exchange risk related to inter-company advances, derivatives designated as cash flow hedges to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and derivatives designated as fair value hedges to manage the risk of changes in foreign currency exchange rates on certain firm sales commitments expected to be settled at future dates.

The following table presents the fair values of derivative instruments included within the Consolidated Condensed Balance Sheets at August 27, 2016 and November 28, 2015:

	August 27, 2016	November 28, 2015
Prepaid expenses and other current assets
Designated as hedging instruments:
Foreign exchange contracts	$67	$263
Unrecognized firm sales commitments	643	—
Total designated	$710	$263
Not designated as hedging instruments:
Foreign exchange contracts	22	155
Total not designated	$22	$155
Total derivatives	$732	$418

Accrued liabilities
Designated as hedging instruments:
Foreign exchange contracts	$446	$—
Unrecognized firm sales commitments	—	384
Total designated	$446	$384
Not designated as hedging instruments:
Foreign exchange contracts	13	40
Total not designated	$13	$40
Total derivatives	$459	$424

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table presents the amounts of income (expense) from derivative instruments affecting the Consolidated Condensed Statements of Earnings for the nine months ended August 27, 2016 and August 29, 2015:

	August 27, 2016	August 29, 2015
Fair value hedges
Foreign exchange contracts - Selling and administrative expenses	$(981)	$400
Unrecognized firm sales commitments - Selling and administrative expenses	1,027	(534)
Total designated	$46	$(134)

Not designated as hedges
Foreign exchange contracts - Selling and administrative expenses	$(838)	$21
Foreign exchange contracts - Other, net	6,112	641
Total not designated	$5,274	$662

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

The total notional amount of foreign currency contracts designated as fair value hedges outstanding at August 27, 2016 and November 28, 2015 was $4,076 and $5,326, respectively. The cash flows associated with the periodic settlement of the Company's fair value hedges are reflected as a component of Cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

Cash Flow Hedges

The Company is exposed to changes in foreign currency exchange rates on certain foreign currency denominated sales. The Company enters into foreign exchange forward and option contracts to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies. These transactions are designated as cash flow hedges. Under hedge accounting, the derivative carrying amount is measured at fair value each period and any resulting gain or loss is recorded in a separate component of shareholders' equity. Differences between the derivative and the hedged item may cause changes in their fair values to not offset completely, which is referred to as ineffectiveness. When the hedged transaction occurs, these amounts are released from shareholders' equity, in order that the transaction will be reflected in earnings at the rate locked in by the derivative. The effect of the hedge is reported in the same financial statement line item as the earnings effects of the hedged transaction. The cash flows associated with the periodic settlement of the Company's cash flow hedges are reflected as a component of Cash flows from operating activities in the Consolidated Condensed Statements of Cash Flows.

The total notional amount of foreign currency contracts designated as cash flow hedges outstanding at August 27, 2016 and November 28, 2015 was $10,681 and $0, respectively. During the three and nine months ended August 27, 2016, the Company re-classified an immaterial gain from accumulated other comprehensive income to sales within the Consolidated Condensed Statement of Earnings. Additionally, during the three and nine months ended August 27, 2016, the Company recorded an immaterial gain on hedge ineffectiveness within the Consolidated Condensed Statement of Earnings. The Company had no cash flow hedges during any period in 2015.

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

The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of August 27, 2016 and November 28, 2015 was $25,760 and $36,259, respectively. During the nine months ended August 27, 2016, the Company recorded realized and unrealized gains of $6,341 on such forward currency contracts and losses of $5,869 on translation of the underlying inter-company advances. During the nine months ended August 29, 2015, the Company recorded realized and unrealized gains of $641 on such forward currency contracts and losses of $1,638 on translation of the underlying inter-company advances.

Additionally, the total notional amount of foreign currency contracts de-designated as fair value hedges outstanding at August 27, 2016 and November 28, 2015 was $2,491 and $7,212, respectively.

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

7. ACCRUED LIABILITIES

Accrued liabilities at August 27, 2016 and November 28, 2015 were as follows:

	August 27, 2016	November 28, 2015
Accrued salaries, wages and commissions	$16,507	$16,498
Compensated absences	9,089	8,672
Accrued insurance liabilities	8,030	9,928
Warranties	6,088	7,870
Customer deposits	18,167	25,036
Other accrued liabilities	26,651	38,406
Accrued liabilities	$84,532	$106,410

The Company had letters of credit totaling $17,549 and $24,581 as of August 27, 2016 and November 28, 2015, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other commercial entities in support of its obligations. The Company believes that no payments will be required resulting from these obligations.

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

	Nine Months Ended
	August 27, 2016	August 29, 2015
Warranty accrual at beginning of period	$7,870	$9,405
Warranty accrual added through business acquisitions	—	100
Accruals for warranties issued during the period	1,339	1,570
Adjustments related to pre-existing warranties	(1,440)	(1,499)
Settlements made during the period	(1,450)	(1,378)
Other adjustments, including currency translation	(231)	(450)
Warranty accrual at end of period	$6,088	$7,748

8.	RESTRUCTURING

The Company recovered net restructuring charges of $(104) during the three months ended August 27, 2016, of which $280 is included in Cost of sales and $(384) is included in Selling and administrative expenses. During the nine months ended August 27, 2016, the Company recorded restructuring charges of $2,037, of which $2,181 is included in Cost of sales and $(144) is included in Selling and administrative expenses in the Consolidated Condensed Statements of Earnings.  The restructuring charges in the three and nine months ended August 27, 2016 consisted primarily of severance and other employee termination benefits and lease termination costs related to the exit of operating facilities related to efforts to more closely align operating expenses with the Company’s long-term strategic initiatives and macroeconomic business conditions. Substantially all of these costs are expected to be settled in cash. Approximately $922 of restructuring charges are included in Accrued liabilities in the Consolidated Condensed Balance Sheet at August 27, 2016, all of which are expected to be paid out in 2016. There were no such restructuring charges during the three and nine months ended August 29, 2015.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

9.	LONG-TERM DEBT

Long-term debt at August 27, 2016 and November 28, 2015 consisted of the following:

	August 27, 2016	November 28, 2015
Credit Facility:
Revolving Credit Facility	$115,000	$197,000
Term Loans	195,000	200,000
Industrial Revenue Bonds, at weighted average interest rates of 0.58% and 0.30%, respectively, at August 27, 2016 and November 28, 2015	7,410	7,410
Other long-term debt	622	746
Total long-term debt	$318,032	$405,156

Current portion of long-term debt	$15,243	$7,788
Long-term debt, less current portion	$302,789	$397,368

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

At August 27, 2016, there was $195,000 of outstanding Term Loans with a weighted average interest rate of approximately 1.62%, there was $115,000 outstanding on the Revolving Credit Facility with a weighted average interest rate of approximately 1.62%, and the Company had a remaining borrowing capacity of $377,590. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $7,410 and $7,521 in letters of credit had been issued at August 27, 2016 and November 28, 2015, respectively.

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

The Company provides various retirement benefits, including defined benefit pension plans and postretirement healthcare plans covering certain current and retired employees in the U.S. and abroad. Components of net periodic benefit cost (income) and Company contributions for these plans were as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Pension Benefits:
Components of net periodic benefit cost (income):
Service cost	$370	$361	$1,112	$1,430
Interest cost	1,554	2,020	4,673	5,767
Expected return on plan assets	(2,579)	(2,843)	(7,757)	(8,686)
Curtailment	—	1	—	1
Amortization of unrecognized:
Prior service cost	—	(2)	—	(4)
Net actuarial loss	953	826	2,865	2,760
Net periodic benefit cost	$298	$363	$893	$1,268

Cash contributions	$89	$101	$168	$354

Postretirement Healthcare Benefits:
Components of net periodic benefit cost (income):
Interest cost	$2	$2	$6	$6
Amortization of unrecognized:
Prior service cost	(31)	(31)	(93)	(93)
Net actuarial gain	(23)	(37)	(69)	(111)
Net periodic benefit income	$(52)	$(66)	$(156)	$(198)

Cash contributions	$11	$15	$33	$45

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

During the three and nine months ended August 27, 2016, the Company contributed $100 and $201 to its various plans. In addition to the plan assets related to its qualified plans, the Company has also funded $641 and $729 at August 27, 2016 and November 28, 2015, respectively, into a restricted trust for its U.S. combined nonqualified plans (see Note 5).  This trust is included in Other noncurrent assets in the Consolidated Condensed Balance Sheets.

11.	INCOME TAXES

The following is a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits:

	Nine Months Ended
	August 27, 2016	August 29, 2015
Unrecognized tax benefits at beginning of year	$3,859	$2,487
Additions for current period tax positions	757	395
Additions related to acquired tax positions	—	1,052
Reductions for prior period tax positions	—	(22)
Reductions for lapse of statue of limitations / settlements	(28)	(33)
Changes in interest and penalties	109	68
Unrecognized tax benefits at end of period	$4,697	$3,947

At August 27, 2016, the amount of unrecognized tax benefit that would impact the effective tax rate, if recognized, was $3,369.  The Company recognizes interest and penalties related to unrecognized benefits in income tax expense. At August 27, 2016, the Company had $352 accrued for the payment of interest and penalties.

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

The Company is regularly audited by federal, state and foreign tax authorities.  The Company's federal tax returns for years subsequent to fiscal year 2012 are open for examination. With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for years prior to 2010.

In June of 2016, management reversed the Company's permanent reinvestment assertion with respect to the amount of foreign earnings that have already been subject to U.S. tax under the Subpart F rules of the Internal Revenue Code. This reconsideration was based on a number of factors, including the receipt of foreign withholding tax exemptions based on a legal entity restructuring that the Company had undertaken in the prior year, the potential impact that proposed debt-equity tax regulations in the U.S. may have on the ability to repatriate earnings in the future, and consideration of the uncertainty with respect to the volatility of foreign currencies, particularly with the vote in favor of leaving the European Union in the United Kingdom referendum held on June 23, 2016. Based on this analysis, the Company repatriated approximately $23,000 of previously taxed foreign earnings during the quarter and has approximately $3,200 of previously taxed earnings remaining in foreign jurisdictions which may be repatriated

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

in the future. The change in assertion for these foreign earnings resulted in a tax benefit of approximately $1,176 that was recorded during the quarter based on the cumulative foreign exchange movement for these earnings in prior periods. All current and future tax impacts of foreign exchange adjustments to these earnings will be recorded as a cumulative translation adjustment on an ongoing basis. The Company intends to continue to reinvest its remaining foreign earnings in overseas operations for an indefinite duration and may utilize such earnings for continued growth and expansion in existing or new markets.
The Company’s effective tax rate decreased 5.5 percentage points to 27.9% in the third quarter of 2016 from 33.4% in the third quarter of 2015. This decrease was primarily the result of a 2.4% favorable impact in the third quarter of 2016 from the change in assertion on foreign earnings discussed above as well as a 1.2% favorable impact from the benefits of the renewed research and development tax credit. The effective tax rate in the third quarter of 2015 also increased approximately 0.9% due to the federal and state tax impacts of gain recorded on the sale of J.L. Clark, which did not recur in 2016.
The effective tax rate for the first nine months of 2016 decreased 1.4% to 30.7% from 32.1% in the first nine months of 2015. This decrease was primarily driven by the change in assertion on foreign earnings in the current quarter as well as the favorable impact of the renewed research and development tax credit during the current year. The increase in the effective tax rate during 2015 related to the gain on the sale of J.L. Clark, which did not recur during 2016 and was offset by the tax impact of the Transweb/3M litigation satisfaction of judgment (see Note 12) recorded in domestic earnings during 2016.

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

The following table summarizes information related to stock options and stock option exercises during the three and nine months ended August 27, 2016 and August 29, 2015:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Pre-tax compensation expense	$522	$896	$2,346	$4,460
Deferred tax benefits	(190)	(326)	(853)	(1,622)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	981	139	1,804	923
Fair value of stock options on date of grant	—	—	2,144	3,196
Total intrinsic value of stock options exercised	5,991	535	12,230	3,699
Cash received upon exercise of stock options	13,830	710	29,292	5,306
Addition to capital in excess of par value due to exercise of stock options	14,491	830	30,392	6,079

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes activity for the nine months ended August 27, 2016 with respect to stock options granted by the Company and includes options granted under the 1994 Incentive Plan, the 2004 Incentive Plan, the 2009 Incentive Plan and the 2014 Incentive Plan:

	Options Granted Under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,422,538	$48.46
Granted	296,500	$46.45
Exercised	(709,312)	$41.67
Surrendered	(54,348)	$54.02
Outstanding at end of period	1,955,378	$50.47

Exercisable at end of period	1,267,125	$48.42

 At August 27, 2016, there was $2,482 of unrecognized compensation cost related to option awards which the Company expects to recognize over a weighted-average period of 1.87 years.

The following table summarizes information about the Company’s outstanding and exercisable options at August 27, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $36.48	222,557	$32.70	$7,254	2.39	222,557	$32.70	$7,254	2.39
$42.86 - $57.74	1,041,420	$46.42	19,649	6.71	692,134	$46.50	13,003	5.54
$61.57 - $63.22	691,401	$62.28	2,083	7.76	352,434	$62.13	1,114	7.66
	1,955,378	$50.47	$28,986	6.59	1,267,125	$48.42	$21,371	5.58

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year:

	Nine Months Ended
	August 27, 2016	August 29, 2015
Weighted average fair value per option at the date of grant for options granted	$7.23	$10.26
Risk-free interest rate	1.46%	1.31%
Expected dividend yield	1.89%	1.27%
Expected volatility factor	20.40%	19.50%
Expected option term in years	5.0	5.0

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

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Restricted Stock Unit Awards

The Company’s restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period (generally four years).  During the vesting period, officers and key employees receive compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 8,058 and 14,520 vested and deferred shares at August 27, 2016 and November 28, 2015, respectively.

The following table summarizes information related to restricted stock unit awards during the three and nine months ended August 27, 2016 and August 29, 2015:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Pre-tax compensation expense	$325	$427	$1,598	$2,050
Deferred tax benefits	(118)	(155)	(581)	(745)
Excess tax (shortfall) benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	4	4	(106)	215
Fair value of restricted stock unit awards on date of grant	—	25	2,954	3,208
Fair value of restricted stock unit awards vested	58	154	1,590	1,132

The following table summarizes activity for the nine months ended August 27, 2016 with respect to the restricted stock unit awards:

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	71,592	$60.09
Granted	63,605	$46.45
Vested	(28,613)	$55.57
Surrendered	(3,919)	$34.88
Nonvested at end of period	102,665	$52.51

As of August 27, 2016, there was $3,218 of total unrecognized compensation cost related to restricted stock unit awards which the Company expects to recognize over a weighted-average period of 2.60 years.

Restricted Stock Unit Awards with Performance Conditions

Beginning in 2015, performance awards were issued to officers and certain key employees as an incentive to achieve revenue growth and operating profit margin goals over a three-year period. The awards are in the form of restricted stock units, which vest at the end of the three-year period if the specified sales growth and operating margin goals are achieved. These restricted stock unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Fair value of the restricted stock units is determined based on the market price of the stock on the grant date. Compensation cost is recorded equally over the three-year period in which the stock units are earned, based on a periodic determination of the probable performance outcome.  There were no vested shares at August 27, 2016 and November 28, 2015, respectively.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

The following table summarizes information related to restricted stock unit awards with performance conditions during the three and nine months ended August 27, 2016 and August 29, 2015:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Pre-tax compensation expense	$—	$(709)	$—	$218
Deferred tax benefits	—	258	—	(79)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated condensed financial statements	—	—	—	—
Fair value of restricted stock unit awards on date of grant	—	—	—	5,857
Fair value of restricted stock unit awards vested	—	—	—	—

The following table summarizes activity for the nine months ended August 27, 2016 with respect to the restricted stock unit awards with performance conditions:

	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	92,650	$63.22
Granted	—	$—
Vested	—	$—
Surrendered	(13,836)	$63.22
Nonvested at end of period	78,814	$63.22

As of August 27, 2016, there was $4,975 of total unrecognized compensation cost related to restricted stock unit awards with performance conditions. The Company does not currently expect to recognize any of this compensation cost, based on the probable performance outcome.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the three and nine months ended August 27, 2016 and August 29, 2015, respectively:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Pre-tax compensation expense	$32	$114	$1,182	$994
Shares of Company common stock issued under the plans	—	1,909	21,306	15,261

14.	EARNINGS PER SHARE AND STOCK REPURCHASE ACTIVITY

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

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Weighted average number of shares outstanding - Basic	48,653,220	50,099,852	48,723,459	50,188,327
Dilutive effect of stock-based arrangements	401,827	425,197	379,752	513,163
Weighted average number of shares outstanding - Diluted	49,055,047	50,525,049	49,103,211	50,701,490

Net earnings attributable to CLARCOR Inc.	$35,749	$36,445	$110,266	$101,651

Net earnings per share attributable to CLARCOR Inc. - Basic	$0.73	$0.73	$2.26	$2.03
Net earnings per share attributable to CLARCOR Inc. - Diluted	$0.73	$0.72	$2.25	$2.00

 The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	296,500	730,150	728,352	730,150
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$27,191	$14,086	$65,402	$30,196
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	455,797	233,000	1,253,401	481,000

At August 27, 2016, there remained $227,838 authorized for future purchases under the Company’s $250,000 stock repurchase program that was approved by the Company's Board of Directors on June 27, 2016.

15.	SEGMENT INFORMATION

During the periods presented herein, the Company had operated in three principal product segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and Packaging. Refer to Note 3 for discussion of the divestiture of J.L. Clark on June 27, 2015, which was the sole operating company within the Company's Packaging segment. Net sales represent sales to unaffiliated customers as reported in the Consolidated Condensed Statements of Earnings.  Intersegment sales were not material.  Unallocated amounts consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment, goodwill, other intangible assets and various other assets that are not specific to an operating segment.  The Company operates as a consolidated entity, including cooperation between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

CLARCOR Inc. NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Dollars in thousands except share data) (Unaudited)

Segment information is summarized as follows:

	Quarter Ended		Nine Months Ended
	August 27, 2016	August 29, 2015	August 27, 2016	August 29, 2015
Net sales:
Engine/Mobile Filtration	$144,710	$151,734	$433,283	$457,482
Industrial/Environmental Filtration	186,677	200,496	579,344	610,088
Packaging	—	5,327	—	40,909
	$331,387	$357,557	$1,012,627	$1,108,479

Operating profit:
Engine/Mobile Filtration	$29,337	$27,728	$77,904	$83,038
Industrial/Environmental Filtration	21,361	22,765	58,537	63,377
Packaging	—	(71)	—	2,143
	50,698	50,422	136,441	148,558
Other income (expense), net	(1,053)	4,419	22,673	1,485
Earnings before income taxes	$49,645	$54,841	$159,114	$150,043

	August 27, 2016	November 28, 2015
Identifiable assets:
Engine/Mobile Filtration	$736,275	$771,120
Industrial/Environmental Filtration	964,191	1,028,793
Packaging	—	—
Corporate	59,325	18,543
	$1,759,791	$1,818,456

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

EXECUTIVE SUMMARY

  Management Discussion Snapshot
(In thousands, except per share data)

	Third Quarter					First Nine Months
			Change					Change
	2016	2015	$	%		2016	2015	$	%
Net sales	$331,387	$357,557	$(26,170)	(7)%		$1,012,627	$1,108,479	$(95,852)	(9)%
Cost of sales	216,986	237,802	(20,816)	(9)%		675,464	742,139	(66,675)	(9)%
Gross profit	114,401	119,755	(5,354)	(4)%		337,163	366,340	(29,177)	(8)%
Selling and administrative expenses	63,703	69,333	(5,630)	(8)%		200,722	217,782	(17,060)	(8)%
Operating profit	50,698	50,422	276	1%		136,441	148,558	(12,117)	(8)%
Other income (expense)	(1,053)	4,419	(5,472)			22,673	1,485	21,188
Provision for income taxes	13,861	18,332	(4,471)	(24)%		48,769	48,224	545	1%
Net earnings attributable to CLARCOR	35,749	36,445	(696)	(2)%		110,266	101,651	8,615	8%
Weighted average diluted shares	49,055	50,525	(1,470)	(3)%		49,103	50,701	(1,598)	(3)%
Diluted earnings per share attributable to CLARCOR	$0.73	$0.72	$0.01	1%		$2.25	$2.00	$0.25	13%

Percentages:
Gross margin	34.5%	33.5%		1.0	pt	33.3%	33.0%		0.3	pt
Selling and administrative percentage	19.2%	19.4%		(0.2)	pt	19.8%	19.6%		0.2	pt
Operating margin	15.3%	14.1%		1.2	pt	13.5%	13.4%		0.1	pt
Effective tax rate	27.9%	33.4%		(5.5)	pt	30.7%	32.1%		(1.4)	pt
Net earnings margin	10.8%	10.2%		0.6	pt	10.9%	9.2%		1.7	pt

Third Quarter

Net Sales

Net sales decreased $26.2 million, or 7%, in the third quarter of 2016 from the third quarter of 2015. Estimated components of this 7% decrease in net sales are as follows:

Organic volume	(5)%
Foreign exchange	(2)%
Divestiture of J.L. Clark	(1)%
Pricing	—%
TDC acquisition	1%
(7)%

The decrease in net sales in the third quarter of 2016 from the third quarter of 2015 was driven primarily by the following factors:

•
Decreased net sales of $13.8 million, or 7%, at our Industrial/Environmental Filtration segment. This net sales decrease resulted from a $11.5 million, or 8%, decrease in sales within the U.S. and a $2.3 million, or 4%, decrease in foreign net sales, which includes a negative impact of $3.3 million, or 5%, due to changes in foreign currency exchange rates. This 8% decrease in sales volume within the U.S. resulted primarily from decreased sales of natural gas filtration vessels, industrial air and liquid filtration products, partly offset by higher sales of HVAC air filters and $2.9 million of increased sales from our TDC acquisition. This 4% decrease in foreign net sales primarily resulted from the $3.3 million negative impact of changes in foreign currency exchange rates and from lower sales of natural gas filtration vessels partially offset by increased sales of gas turbine air intake filtration systems and replacement filters and increased sales of HVAC filters.

•	Decreased net sales of $5.3 million due to the June 2015 divestiture of J.L. Clark, the sole operating company within our Packaging segment, which the Company sold to CCI on June 27, 2015.

•
Decreased net sales of $7.0 million, or 5%, at our Engine/Mobile Filtration segment. This net sales decrease resulted from a $3.9 million, or 4%, decrease in sales within the U.S. and a $3.1 million, or 6%, decrease in foreign net sales, which includes a negative impact of $2.1 million, or 4%, due to changes in foreign currency exchange rates. This 4% decrease in sales volume within the U.S. resulted primarily from lower heavy-duty engine filter aftermarket sales to the retail and automotive filtration markets. This decrease was partially offset by an increase in heavy-duty engine filter sales to original equipment suppliers and dealers, primarily reflecting more stable demand for off-highway, agricultural and construction applications compared to this time last year and partly due to Lean operational improvements introduced this year which enabled us to work through an accumulation of past due customer shipments in the third quarter. The decrease in foreign net sales volume in this segment primarily resulted from the $2.1 million negative impact of changes in foreign currency exchange rates, an approximately 6% decrease in heavy-duty engine filter sales in Europe and an approximately 10% decrease in export sales of heavy-duty engine filters to customers in Southeast Asia, South America and the Middle East partially offset by an approximately 7% increase in heavy-duty engine filter sales in China.

•
The changes in foreign currency exchange rates which negatively impacted net sales in the third quarter of 2016 compared to the third quarter of 2015 in our Industrial/Environmental and Engine/Mobile Filtration segments as set forth above primarily resulted from the strengthening of the U.S. dollar against the British pound, the Mexican peso and several other foreign currencies where our foreign income and cash flows are derived.

Cost of Sales

Cost of sales decreased $20.8 million, or 9%, in the third quarter of 2016 from the third quarter of 2015. This 9% decrease in cost of sales was a result of the 7% decrease in net sales noted above as well as the impact of previously announced restructuring activities and other cost reduction initiatives. In addition, our gross margin of 34.5% in the third quarter of 2016 improved from our gross margin of 33.5% in the third quarter of 2015. This year-over-year gross margin improvement reflects an approximately 1.4 percentage point improvement in gross margin resulting from previously announced restructuring activities and other cost reduction initiatives, as well as an approximately 0.1 percentage point improvement in gross margin resulting from the favorable mix impact from the J.L. Clark divestiture. These favorable impacts were offset by an approximately 0.7 percentage point reduction in gross margin resulting from lower fixed cost absorption due to lower sales volume, as well as unfavorable sales mix at certain of our businesses, including lower sales of higher margin locomotive filtration products and higher sales of lower margin gas turbine air intake filtration systems and replacement filters. Gross margin in the third quarter of 2016 was positively impacted by approximately 0.2 percentage points resulting from increases in the selling prices of certain products in our Industrial/Environmental Filtration segment.

Selling and Administrative Expenses

Selling and administrative expenses decreased $5.6 million, or 8%, in the third quarter of 2016 from the third quarter of 2015. This decrease was primarily driven by a $3.3 million decrease in bad debt expense pursuant to improving past due accounts receivable collections, an estimated $2.7 million reduction in costs resulting from previously announced restructuring actions and other cost reduction initiatives, primarily reflecting reduced headcount, a $0.8 million reduction due to the divestiture of J.L. Clark and $0.8 million of other net expense reductions. These decreases were partially offset by approximately $2.0 million of increased costs related to strategic growth initiatives (primarily reflecting costs related to research and development and information technology systems and support services). Since selling and administrative expenses decreased 8% and net sales decreased 7%, our selling and administrative expenses as a percentage of net sales decreased to 19.2% in the third quarter of 2016 from 19.4% in the third quarter of 2015.

First Nine Months

Net Sales

Net sales decreased $95.9 million, or 9%, in the first nine months of 2016 from the first nine months of 2015. Estimated components of this 9% decrease in net sales are as follows:

Divestiture of J.L. Clark	(4)%
Organic volume	(4)%
Foreign exchange	(2)%
Pricing	—%
TDC acquisition	1%
(9)%

The decrease in net sales in the first nine months of 2016 from the first nine months of 2015 was driven primarily by the following factors:

•	Decreased net sales of $40.9 million due to the June 2015 divestiture of J.L. Clark, the sole operating company within our Packaging segment, which the Company sold to CCI on June 27, 2015.

•
Decreased net sales of $30.7 million, or 5%, at our Industrial/Environmental Filtration segment. This net sales decrease resulted from a $35.5 million, or 8%, decrease in sales within the U.S. partially offset by an $4.7 million, or 3%, increase in foreign net sales, which includes a negative impact of $11.2 million, or 6%, due to changes in foreign currency exchange rates. This 8% decrease in sales volume within the U.S. resulted primarily from decreased sales of natural gas filtration vessels, industrial air filtration products and membrane and performance fabrics, partially offset by higher sales of HVAC air filters and commercial and military aerospace filters and by $7.6 million of increased sales from our TDC acquisition. This 3% increase in foreign net sales primarily resulted from increased sales of gas turbine air intake filtration systems and replacement filters and increased sales of HVAC filters, partially offset by the $11.2 million negative impact due to changes in foreign currency exchange rates and by lower sales of natural gas filtration vessels and lower sales of sand control filtration products for oil drilling applications.

•
Decreased net sales of $24.2 million, or 5%, at our Engine/Mobile Filtration segment. This net sales decrease resulted from a $12.6 million, or 4%, decrease in sales within the U.S. and a $11.6 million, or 8%, decrease in foreign net sales, which includes a negative impact of $7.5 million, or 5%, due to changes in foreign currency exchange rates. This 4% decrease in sales volume within the U.S. resulted primarily from lower sales of heavy-duty engine filter assemblies and elements to original equipment suppliers and dealers, primarily reflecting lower demand for off-highway, agricultural and construction applications, as well as lower heavy-duty engine filter aftermarket sales to the retail and automotive channels and to other filtration company customers. This 8% decrease in foreign net sales volume in this segment primarily resulted from the $7.5 million negative impact due to changes in foreign currency exchange rate and lower export sales of diesel fuel filter assemblies and replacement filters, partially offset by an approximately 2% increase in heavy-duty engine filter sales in Europe.

Cost of Sales

Cost of sales decreased $66.7 million, or 9%, in the first nine months of 2016 from the first nine months of 2015. This 9% decrease in cost of sales was slightly more than the 9% decrease in net sales. Our gross margin increased slightly to 33.3% in the first nine months of 2016 from 33.0% in the first nine months of 2015. This 0.3 percentage point increase in gross margin reflects an approximately 4.0 percentage point improvement in gross margin resulting from previously announced restructuring activities and other cost reduction initiatives, an approximately 0.8 percentage point improvement in gross margin from lower freight costs as well as an approximately 0.7 percentage point improvement in gross margin resulting from the favorable mix impact from the J.L. Clark divestiture. These increases were partially offset by an approximately 4.3 percentage point reduction in gross margin resulting from lower fixed cost absorption due to lower sales volume, as well as unfavorable sales mix at certain of our businesses. Gross margin in the first nine months of 2016 was also adversely impacted by approximately 0.6 percentage points resulting from $2.2 million of upfront expenses impacting cost of sales incurred in the first nine months of 2016 related to cost reduction initiatives in our Industrial/Environmental Filtration segment.

Selling and Administrative Expenses

Selling and administrative expenses decreased $17.1 million, or 8%, in the first nine months of 2016 from the first nine months of 2015. This decrease was primarily driven by an estimated $9.5 million reduction in costs resulting from previously announced restructuring actions and other cost reduction initiatives, primarily reflecting reduced headcount, a $4.8 million reduction due to the divestiture of J.L. Clark, a $3.3 million reduction in bad debt expense pursuant to improving past due accounts receivable collections, a $2.6 million reduction in costs related to stock-based compensation, $1.5 million of favorable foreign currency translation impacts and $1.1 million related to the adjustment to the Filter Resources contingent earn-out liability in the second quarter of 2016. These decreases were partially offset by approximately $5.7 million of increased costs related to strategic growth initiatives (primarily reflecting costs related to research and development and information technology systems and support services). Since selling and administrative expenses decreased 8% while net sales decreased 9%, our selling and administrative expenses as a percentage of net sales increased to 19.8% in the first nine months of 2016 from 19.6% in the first nine months of 2015.

Other Items

Other significant items impacting the comparison between the periods presented are as follows:

•	Business Acquisitions

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

The average exchange rates for foreign currencies versus the U.S. dollar unfavorably impacted our 2016 translated U.S. dollar value of net sales and operating profit compared to the same period in 2015 as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Net sales	$(5.4)	$(18.6)
Operating profit (loss)	(0.4)	(2.0)

•	Other income (expense)

Interest expense

We recognized Interest expense in Other income (expense) as follows:

(Dollars in millions)	Third Quarter	First Nine Months
2016	$(1.8)	$(5.7)
2015	(1.3)	(4.0)

Interest expense primarily reflects $1.8 million of interest expense in the third quarter of 2016 and $5.7 million of interest expense in the first nine months of 2016, respectively, related to borrowings on the Company's credit agreement, which borrowings were originally undertaken to fund a portion of the purchase price of the Company's 2014 acquisitions of the GE Air Filtration business and the Stanadyne business. At the end of the third quarter of 2016, we had $195.0 million of outstanding term loans and $115.0 million of outstanding revolver loans under the Company's credit agreement.

Foreign currency gains and (losses)

We recognized foreign currency gains (losses) in other income (expense) as follows:

(Dollars in millions)	Third Quarter	First Nine Months
2016	$0.2	$0.4
2015	0.3	(0.2)

Foreign currency gains (losses) in the third quarter and first nine months of 2016 and in the third quarter and first nine months of 2015 primarily reflect the translation of inter-company loans--in cases where such loans are expected to be settled in cash at some point in the future--at certain foreign subsidiaries denominated in currencies other than their functional currencies, as well as the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currencies.

Other income (expense)

We recognized other, net items in other income (expense) as follows:

(Dollars in millions)	Third Quarter	First Nine Months
2016	$0.4	$27.6
2015	5.4	5.3

Other income was $0.4 million and $27.6 million in the third quarter and first nine months of 2016, respectively and primarily reflects the Company's receipt of $27.3 million from 3M Company in satisfaction of the patent judgment against 3M Company during the second quarter of 2016 with respect to the TransWeb litigation matter. Please refer to Note 12 to the Consolidated Condensed Financial Statements for related discussion.

Other income in the third quarter and first nine months of 2015 primarily reflects a gain of $12.1 million (after netting transaction-related costs of $3.2 million) resulting from the sale of J.L. Clark to CCI on June 27, 2015. This income was partially offset by a loss of $6.7 million in the third quarter and first nine months of 2015 resulting from the impairment of the Company's investments in BioProcess H2O LLC ("H2O") and BioProcess Algae LLC ("Algae"). Based on business developments at Algae, including a significant adverse change in the anticipated effectiveness and commercial scalability of its technology platform, in the third quarter of 2015 the Company reviewed the $3.8 million carrying value of its investment in Algae for recoverability and determined that the investment -- which was accounted for under the cost method of accounting -- was fully impaired. Based on recent operating losses at H2O and other factors at such time, including the negative developments with respect to Algae, the Company also reviewed the $2.7 million carrying value of its investment in H2O for recoverability and determined that the investment -- which was accounted for under the equity method of accounting -- was fully impaired.

•	Provisions for income taxes

Our effective tax rate was 27.9% in the third quarter of 2016 compared to 33.4% in the third quarter of 2015. Our effective tax rate in the third quarter of 2016 included a 2.4 percentage point favorable impact from a change in assertion on foreign earnings as well as a 1.2 percentage point favorable impact from the benefits of the renewed research and development tax credit. The effective tax rate in the third quarter of 2015 also included an approximately 0.9 percentage point unfavorable impact due to the federal and state tax impacts of the gain recorded on the sale of J.L. Clark, which did not recur in 2016.

Our effective tax rate decreased 1.4 percentage points to 30.7% in the first nine months of 2016 from 32.1% in the first nine months of 2015. This decrease was primarily driven by a change in assertion on foreign earnings in the current quarter as well as the favorable impact of the renewed research and development tax credit during the current year. The increase in the effective tax rate during 2015 related to the gain on the sale of J.L. Clark, which did not recur during 2016 and was offset by the tax impact of the domestic earnings resulting from the satisfaction of patent judgment proceeds received from 3M Company during 2016.

•	Shares outstanding

Average diluted shares outstanding decreased by approximately 1.5 million shares in the third quarter and by approximately 1.6 million shares in the first nine months of 2016 from the comparable periods of 2015, respectively, due primarily to our repurchases of common stock, partially offset by incremental dilutive shares related to stock option exercises and the issuance of stock options.

SEGMENT ANALYSIS

	Third Quarter				First Nine Months
(Dollars in thousands)	2016	% Total	2015	% Total	2016	% Total	2015	% Total
Net sales:
Engine/Mobile Filtration	$144,710	44%	$151,734	42%	$433,283	43%	$457,482	41%
Industrial/Environmental Filtration	186,677	56%	200,496	56%	579,344	57%	610,088	55%
Packaging1	—	—%	5,327	2%	—	—%	40,909	4%
	$331,387	100%	$357,557	100%	$1,012,627	100%	$1,108,479	100%

Gross profit:
Engine/Mobile Filtration	$50,846	44%	$52,242	44%	$147,734	44%	$159,310	43%
Industrial/Environmental Filtration	63,555	56%	66,774	56%	189,429	56%	200,075	55%
Packaging1	—	—%	739	—%	—	—%	6,955	2%
	$114,401	100%	$119,755	100%	$337,163	100%	$366,340	100%

Operating profit:
Engine/Mobile Filtration	$29,337	58%	$27,728	55%	$77,904	57%	$83,038	56%
Industrial/Environmental Filtration	21,361	42%	22,765	45%	58,537	43%	63,377	43%
Packaging1	—	—%	(71)	—%	—	—%	2,143	1%
	$50,698	100%	$50,422	100%	$136,441	100%	$148,558	100%

Gross margin:
Engine/Mobile Filtration	35.1%		34.4%		34.1%		34.8%
Industrial/Environmental Filtration	34.0%		33.3%		32.7%		32.8%
Packaging[1]	—%		13.9%		—%		17.0%
	34.5%		33.5%		33.3%		33.0%

Operating margin:
Engine/Mobile Filtration	20.3%		18.3%		18.0%		18.2%
Industrial/Environmental Filtration	11.4%		11.4%		10.1%		10.4%
Packaging1	—%		(1.3)%		—%		5.2%
	15.3%		14.1%		13.5%		13.4%

1 - On June 27, 2015, the Company completed the disposition of J.L. Clark, which was the sole operating company within the Packaging segment. Refer to the Packaging Segment portion of this management discussion and analysis of financial condition and results of operations for further information.

Engine/Mobile Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2016	2015	$	%		2016	2015	$	%
Net sales	$144,710	$151,734	$(7,024)	(5)%		$433,283	$457,482	$(24,199)	(5)%
Cost of sales	93,864	99,492	(5,628)	(6)%		285,549	298,172	(12,623)	(4)%
Gross profit	50,846	52,242	(1,396)	(3)%		147,734	159,310	(11,576)	(7)%
Selling and administrative expenses	21,509	24,514	(3,005)	(12)%		69,830	76,272	(6,442)	(8)%
Operating profit	29,337	27,728	1,609	6%		77,904	83,038	(5,134)	(6)%

Gross margin	35.1%	34.4%		0.7	pt	34.1%	34.8%		(0.7)	pt
Selling and administrative percentage	14.9%	16.2%		(1.3)	pt	16.1%	16.7%		(0.6)	pt
Operating margin	20.3%	18.3%		2.0	pt	18.0%	18.2%		(0.2)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market included in this segment includes heavy-duty engine filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

Net Sales

The change in net sales for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2016 from the comparable periods of 2015 are detailed in the following tables:

	Third Quarter	First Nine Months

Organic volume	(3)%	(3)%
Foreign exchange	(2)%	(2)%
	(5)%	(5)%

(Dollars in millions)	Third Quarter	First Nine Months
2015	$151.7	$457.5

U.S. net sales	(3.9)	(12.6)
Foreign net sales (including export)	(1.0)	(4.1)
Foreign exchange	(2.1)	(7.5)
Net change	(7.0)	(24.2)

2016	$144.7	$433.3

The changes in U.S. net sales for our Engine/Mobile Filtration segment in the third quarter and first nine months of 2016 from the comparable periods of 2015 are detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Light-duty (automotive) engine filtration aftermarket	$(1.9)	$(4.3)
Heavy-duty engine diesel fuel filter assemblies and replacement filters	0.2	(3.6)
Heavy-duty engine filtration aftermarket -- other filtration companies	(0.3)	(3.2)
Heavy-duty engine filtration aftermarket -- independent distributors	(1.0)	(2.8)
Heavy-duty engine filtration aftermarket -- retail channel	(1.9)	(1.5)
Locomotive Filters	0.3	1.4
Heavy-duty engine filtration aftermarket -- original equipment supply channel	0.8	0.1
All other, net	(0.1)	1.3
Change in U.S. net sales	$(3.9)	$(12.6)

Our U.S. net sales decreased 4% in the third quarter of 2016 compared with the third quarter of 2015. The decrease in sales of $3.9 million was primarily the result of a $1.9 million, or 30%, reduction in sales of light-duty engine filtration aftermarket products in the third quarter of 2016 compared to 2015, principally driven by lower demand for automotive applications, and a $1.9 million, or 20%, reduction in sales of private-branded heavy-duty engine filtration aftermarket products to a significant retail customer initially obtained at the beginning of 2015, which we believe resulted from the initial channel fill sales to this customer in the prior year period and a strategic reorganization taking place at this customer during 2016. We also experienced a decline of $1.0 million, or 2%, in heavy-duty engine filter aftermarket sales to U.S. independent distributors influenced by declines in product sales into oil and gas markets. These decreases were partially offset by an approximately $0.8 million, or 10%, increase in sales of heavy-duty engine filtration aftermarket products to the original equipment supply channel reflecting more stable demand in these end markets.

Our U.S. net sales decreased 4% in the first nine months of 2016 compared with the first nine months of 2015. The decrease in sales of $12.6 million was primarily the result of a $4.3 million, or 24%, reduction in sales of light-duty engine filtration aftermarket products in the first nine months of 2016 compared to 2015, principally driven by lower demand for automotive applications, and a $3.6 million, or 9%, reductions in sales of original equipment and replacement fuel filtration products for heavy-duty diesel engines used in off-road, agricultural and construction applications. In addition, this overall decrease reflects a $3.2 million, or 11%, decline in sales to other filtration companies in the first nine months of 2016 compared to the first nine months of 2015 as the result of what we believe to be broader adverse macroeconomic dynamics, particularly within the oil and gas markets, impacting many industrial companies, generally, and filtration companies, in particular. Further contributing to the overall decrease was a $2.8 million, or 2%, decline in heavy-duty engine filtration aftermarket sales and a $1.5 million, or 6%, reduction in sales of private-branded heavy-duty engine filtration aftermarket products to a significant retail customer initially obtained at the beginning of 2015, which we believe resulted from the initial channel fill sales to this customer in the prior year period and a strategic reorganization taking place at this customer during 2016. These decreases were offset by an $1.4 million, or 6%, increase in sales of locomotive filters.

The changes in foreign net sales (including export sales) for our Engine/Mobile Filtration segment in the second quarter and first nine months of 2016 from the comparable periods of 2015 are detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Export sales of heavy-duty engine diesel fuel filter assemblies and replacement filters	$0.2	$(5.2)
Export sales primarily to the Middle East, Southeast Asia and Latin America	(1.0)	—
Heavy-duty engine filter sales in Europe	(0.6)	0.6
Impact of changes in foreign currency exchange rates	(2.1)	(7.5)
All other, net	0.4	0.5
Change in foreign net sales	$(3.1)	$(11.6)

Our foreign net sales decreased 6% in the third quarter of 2016 compared with the third quarter of 2015. This change principally resulted from the negative impact of changes in foreign currencies which impacted net sales in the amount of $2.1 million, or 4%, a decrease of $1.0 million, or 10%, in export sales of heavy-duty engine filters to various international markets and a decrease of $0.6 million, or 6%, in sales of heavy-duty engine filtration products in Europe. This decrease was partially offset by an increase of $0.2 million, or 2%, in export sales of diesel fuel filter assemblies and replacement filters by the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), reflecting an improvement in demand for off-highway, agricultural and construction applications in various export markets.

Our foreign net sales decreased 8% in the first nine months of 2016 compared with the first nine months of 2015. This decrease principally resulted from the negative impact of changes in foreign currencies which impacted net sales in the amount of $7.5 million, or 5%, and a $5.2 million, or 18%, decrease in export sales of diesel fuel filter assemblies and replacement filters by the Stanadyne Business (now operated as CLARCOR Engine Mobile Solutions), reflecting lower demand for off-highway, agricultural and construction applications in various export markets in the first two quarters of 2016 partially offset by slightly increased demand in these markets in the third quarter of 2016. This decrease was partially offset by an increase of $0.6 million, or 2%, in heavy-duty engine filtration sales in Europe.

Cost of Sales

Cost of sales decreased $5.6 million, or 6%, in the third quarter of 2016 from the third quarter of 2015. This decrease was more than the 5% decrease in net sales, resulting in our gross margin increasing to 35.1% in the third quarter of 2016 from 34.4% in the third quarter of 2015. This 0.7 percentage point increase in gross margin primarily reflects a 2.2 percentage point favorable impact due to cost reductions resulting from the Company's previously announced restructuring actions and other cost reduction initiatives, as well as a 0.8 percentage point increase from improvements in sales mix. These impacts were partially offset by a 2.4 percentage point decrease in gross margin resulting from lower fixed cost absorption due to lower sales levels.

Cost of sales decreased $12.6 million, or 4%, in the first nine months of 2016 from the comparable period of 2015. This decrease was less than the 5% decrease in net sales. As a result, our gross margin decreased to 34.1% in the first nine months of 2016 from 34.8% in the first nine months of 2015. This 0.7 percentage point decrease in gross margin primarily reflects a 2.8 percentage point decrease in gross margin resulting from lower fixed cost absorption due to lower sales levels, as well as unfavorable changes in sales mix. Those impacts were partially offset by a 2.1 percentage point favorable impact due to cost reductions resulting from the Company's previously announced restructuring actions and other cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.0 million, or 12%, in the third quarter of 2016 from the third quarter of 2015. This decrease was primarily the result of a $1.5 million decrease in bad debt expense pursuant to improving past due accounts receivable collections, an estimated $0.8 million of cost reductions resulting from previously announced cost reduction initiatives, including headcount reductions, as well as reductions in travel, professional services and other costs through company-wide cost reduction initiatives as well as $0.7 million of other net expense reductions. With selling and administrative expenses in this segment decreasing 12% while segment net sales decreased 5%, our selling and administrative expenses as a percentage of net sales decreased to 14.9% in the third quarter of 2016 from 16.2% in the third quarter of 2015.

Selling and administrative expenses decreased $6.4 million, or 8%, in the first nine months of 2016 from the comparable period of 2015. This decrease was primarily the result of $2.4 million of cost reductions resulting from previously announced cost reduction initiatives, including headcount reductions, as well as reductions in travel, professional services and other costs through company-wide cost reduction initiatives, a $1.3 million decrease in bad debt expense due to the collection of a previously reserved for receivable, a $1.3 million reduction in unfavorable foreign currency translation losses compared to the first nine months of 2015 and $1.4 million of other net reductions. With selling and administrative expenses in this segment decreasing 8% while segment net sales decreased 5%, our selling and administrative expenses as a percentage of net sales decreased to 16.1% in the first nine months of 2016 from 16.7% in the comparable period of 2015.

Industrial/Environmental Filtration Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2016	2015	$	%		2016	2015	$	%
Net sales	$186,677	$200,496	$(13,819)	(7)%		$579,344	$610,088	$(30,744)	(5)%
Cost of sales	123,122	133,722	(10,600)	(8)%		389,915	410,013	(20,098)	(5)%
Gross profit	63,555	66,774	(3,219)	(5)%		189,429	200,075	(10,646)	(5)%
Selling and administrative expenses	42,194	44,009	(1,815)	(4)%		130,892	136,698	(5,806)	(4)%
Operating profit	21,361	22,765	(1,404)	(6)%		58,537	63,377	(4,840)	(8)%

Gross margin	34.0%	33.3%		0.7	pt	32.7%	32.8%		(0.1)	pt
Selling and administrative percentage	22.6%	22.0%		0.6	pt	22.6%	22.4%		0.2	pt
Operating margin	11.4%	11.4%		—	pt	10.1%	10.4%		(0.3)	pt

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

Net Sales

The changes in net sales for our Industrial/Environmental Filtration segment in the third quarter and first nine months of 2016 from the comparable periods of 2015 are detailed in the following tables:

	Third Quarter	First Nine Months

Organic volume	(7)%	(4)%
TDC acquisition	2%	1%
Pricing	—%	—%
Foreign exchange	(2)%	(2)%
	(7)%	(5)%

(Dollars in millions)	Third Quarter	First Nine Months
2015	$200.5	$610.1

U.S. net sales	(11.5)	(35.5)
Foreign net sales (including export)	1.0	15.9
Foreign exchange	(3.3)	(11.2)
Net change	(13.8)	(30.8)

2016	$186.7	$579.3

The changes in U.S. net sales for our Industrial/Environmental Filtration segment in the third quarter and first nine months of 2016 from the comparable periods of 2015 are detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Natural gas filtration vessels and aftermarket elements	$(9.8)	$(23.7)
Dust collection and other industrial air filtration products	(1.1)	(12.2)
Gas turbine first-fit filters and systems	(1.3)	(7.2)
Industrial metals and polymer filtration products	(2.3)	(1.4)
TDC acquisition	2.9	7.6
Aerospace	0.1	3.1
All other, net	—	(1.7)
Change in U.S. net sales	$(11.5)	$(35.5)

•
Lower sales in the natural gas market in the third quarter and first nine months of 2016 from the comparable periods of 2015 was driven primarily by a decline in natural gas filtration vessel sales resulting from decreased activity in extraction, transportation and processing of natural gas and natural gas liquids and benefits of natural gas shale extraction infrastructure projects in the prior year periods.

•
Lower sales of dust collection and other industrial air filtration products in the third quarter and first nine months of 2016 from the comparable periods in 2015 was due primarily to decreased sales of panel, cartridge, bag and other industrial air replacement filters, partially reflecting several one-time orders in the prior year periods that did not recur in 2016. These lower sales were partially offset by increased sales of industrial air filtration products in the third quarter and first nine months of 2016 resulting from the TDC acquisition.

•
Lower sales of gas turbine air intake filtration systems at CLARCOR Industrial Air in the third quarter and first nine months of 2016 from the comparable periods of 2015 was driven primarily by the timing of large system sales and the geographic mix of customer orders.

•
Lower sales of industrial metals and polymer filtration products in the third quarter of 2016 from the third quarter of 2015 resulted from decreases in industrial filtration sales in the oil and gas, fluid processing, and synthetic fiber markets.

•
Increased aerospace filtration sales in the third quarter and first nine months of 2016 from the comparable periods in 2015 resulted from higher sales of hydraulic, air and auxiliary aerospace filters due to increased aftermarket demand from distributors and increased governmental spending on commercial and military aerospace filtration products.

The net changes in foreign net sales (including export sales) for the Industrial/Environmental Filtration segment in the third quarter and first nine months of 2016 from the comparable periods of 2015 are detailed as follows:

(Dollars in millions)	Third Quarter	First Nine Months
Gas turbine first-fit filters and systems	$5.2	$16.4
Export sales of HVAC filters	2.1	11.1
Natural gas filtration vessels and aftermarket elements	(6.2)	(7.1)
Industrial metals and polymer filtration products	(0.5)	(5.2)
Impact of changes in foreign currency exchange rates	(3.3)	(11.2)
All other, net	0.4	0.7
Change in foreign net sales	$(2.3)	$4.7

•
Higher sales of gas turbine air intake filtration systems by CLARCOR Industrial Air in the third quarter and first nine months of 2016 from the comparable periods of 2015 was driven primarily by the timing of large system sales which occurred in 2016 and the geographic mix of customer orders.

•	Higher export sales of HVAC filters primarily reflect increased sales of air filtration products for animal husbandry applications to certain customers in the Middle East.

•
Lower sales in the natural gas market in the third quarter and first nine months of 2016 from the comparable periods of 2015 was driven primarily by a decline in natural gas filtration vessel sales resulting from decreased activity in extraction, transportation and processing of natural gas and natural gas liquids.

•
Lower sales of industrial metals and polymer filtration products in the third quarter and first nine months of 2016 from the comparable periods of 2015 primarily reflects lower sales in the fluid processing and synthetic fiber markets as well as oil and gas sand control filters driven by lower demand from oil and gas customers, which we believe reflects lower oil and gas exploration and production activity resulting primarily from continued depressed prices of oil.

•
Net sales reflect a $3.3 million and a $11.2 million reduction in the third quarter and first nine months of 2016 from the comparable periods of 2015 due to changes in foreign currency exchange rates, primarily reflecting the strengthening of the U.S. dollar against the British pound, the Mexican peso and several other foreign currencies where our foreign income and cash flows are derived.

Cost of Sales

Cost of sales decreased $10.6 million, or 8%, in the third quarter of 2016 from the third quarter of 2015. This decrease was more than the 7% decrease in net sales. As a result, our gross margin increased to 34.0% in the third quarter of 2016 from 33.3% in the third quarter of 2015. This 0.7 percentage point increase in gross margin primarily reflects a 1.0 percentage point increase due to sales mix with a higher proportion of higher margin aftermarket element sales as compared to lower margin natural gas filtration vessels, and a 0.8 percentage point favorable impact due to cost reductions resulting from the Company's restructuring activities and other cost reduction initiatives in 2016. These impacts were partially offset by an approximate 1.1 percentage point reduction in the third quarter of 2016 from the third quarter of 2015 in gross margin resulting from lower fixed cost absorption due to lower sales.

Cost of sales decreased $20.1 million, or 5%, in the first nine months of 2016 from the first nine months of 2015. This decrease was slightly less than the 5% decrease in net sales. As a result, our gross margin decreased to 32.7% in the first nine months of 2016 from 32.8% in the first nine months of 2015. This 0.1 percentage point decrease in gross margin primarily reflects a 0.5 percentage point reduction in gross margin resulting from lower fixed cost absorption due to lower sales, a 0.4 percentage point reduction in gross margin resulting from $2.2 million of increased expense related to inventory reserves and a 0.4 percentage point reduction in gross margin resulting from approximately $2.1 million of upfront expenses impacting cost of sales for cost reduction initiatives incurred in the first nine months of 2016. The $2.1 million of upfront expenses for cost reduction initiatives noted above were primarily related to severance and other employee termination payments pursuant to reductions in force. These impacts were partially offset by an approximate 0.7 percentage point favorable impact due to cost reductions resulting from the Company's restructuring activities and other cost reduction initiatives in 2016 and a 0.3 percentage point increase due to improved sales mix and increased selling prices for our products.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.8 million, or 4%, in the third quarter of 2016 from the third quarter of 2015. This decrease was primarily the result of $1.4 million of lower employee costs resulting mainly from previously announced cost reduction initiatives and $0.6 million of other lower costs, including reductions in discretionary spending such as travel. With selling and administrative expenses decreasing 4% while our net sales decreased 7%, our selling and administrative expenses as a percentage of net sales increased to 22.6% in the third quarter of 2016 from 22.0% in last year's third quarter.

Selling and administrative expenses decreased $5.8 million, or 4%, in the first nine months of 2016 from the first nine months of 2015. This decrease was primarily the result of $5.7 million of lower employee costs resulting primarily from previously announced cost reduction initiatives and $3.1 million of other lower costs, including reductions in discretionary spending such as travel. These decreases were partially offset by a $2.2 million increase in year-over-year expense due to a gain realized in the first nine months of 2015 resulting from the sale of a facility primarily used for selling and administrative activities and $0.9 million in facility closure expenses in the first nine months of 2015, both of which did not recur in 2016. With selling and administrative expenses decreasing 4% while our net sales decreased 5%, our selling and administrative expenses as a percentage of net sales increased to 22.6% in the first nine months of 2016 from 22.4% in the first nine months of 2015.

Packaging Segment

	Third Quarter					First Nine Months
			Change					Change
(Dollars in thousands)	2016	2015	$	%		2016	2015	$	%
Net sales	$—	$5,327	$(5,327)	(100)%		$—	$40,909	$(40,909)	(100)%
Cost of sales	—	4,588	(4,588)	(100)%		—	33,954	(33,954)	(100)%
Gross profit	—	739	(739)	(100)%		—	6,955	(6,955)	(100)%
Selling and administrative expenses	—	810	(810)	(100)%		—	4,812	(4,812)	(100)%
Operating profit	—	(71)	71	(100)%		—	2,143	(2,143)	(100)%

Gross margin	—%	13.9%		(13.9)	pt	—%	17.0%		(17.0)	pt
Selling and administrative percentage	—%	15.2%		(15.2)	pt	—%	11.8%		(11.8)	pt
Operating margin	—%	(1.3)%		1.3	pt	—%	5.2%		(5.2)	pt

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

We had cash and cash equivalents of $119.8 million at the end of the third quarter of 2016.  Approximately $111.8 million of this cash was held at entities outside the U.S.  Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since a majority of this cash is considered permanently invested for U.S. tax purposes.  Cash and cash equivalents are held by financial institutions throughout the world.

Our current ratio of 3.4 at the end of the third quarter of 2016 increased from 3.3 at year-end 2015.  This increase primarily reflects a $19.2 million decrease in current liabilities, including a $21.9 million decrease in accrued liabilities. These effects were partially offset by a $24.0 million decrease in inventory and a $23.7 million decrease in accounts receivable, primarily reflecting improved working capital management, offset by a $18.3 million increase in cash due to cash generated from operating activities.

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

At the end of the third quarter of 2016, we had $195.0 million of outstanding Term Loans with a weighted average interest rate including margin of approximately 1.62% and we had $115.0 million outstanding on the Revolving Credit Facility with a weighted average interest rate including margin of approximately 1.62%. At August 27, 2016, we also had approximately $7.4 million outstanding on a $50.0 million letter of credit sub-facility.  Accordingly, we had $377.6 million available for further borrowing at the end of the third quarter of 2016.

Total long-term debt of $318.0 million at the end of the third quarter of 2016 included $195.0 million of Term Loans, $115.0 million outstanding on the Revolving Credit Facility, $7.4 million outstanding on an industrial revenue bond and $0.6 million of other long-term debt.  At the end of the third quarter of 2016, we were in compliance with all financial covenant requirements of the Credit Facility. The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 21.7% at the end of the third quarter of 2016 compared to 26.7% at year-end 2015, with the decrease attributable to lower total debt, due to repayment activity, and increased total shareholders' equity, as described below, at the end of the third quarter of 2016 in comparison to year-end 2015.

We had 48.6 million shares of common stock outstanding at the end of the third quarter of 2016 and had 49.1 million shares outstanding at year-end 2015.  Shares of common stock outstanding decreased 0.5 million as shares issued pursuant to stock incentive plans in the first nine months of 2016 was more than offset by the repurchase of 1.3 million shares during the same period.  Shareholders’ equity increased to $1,150.3 million at the end of the third quarter of 2016 from $1,110.5 million at year-end 2015.  This $40.2 million increase resulted mainly from net earnings of $110.3 million and items related to stock compensation and option activity pursuant to incentive plans of $39.5 million, partially offset by decreases to shareholders' equity of $65.4 million resulting from our repurchase and retirement of common stock, dividend payments of $32.4 million and currency translation adjustments of $13.7 million.

Cash Flow

Net cash provided by operating activities increased $107.3 million to $208.6 million in the first nine months of 2016 from $101.3 million in the first nine months of 2015.  This increase was primarily due to the net effect on cash of changes in assets and liabilities, net of business acquisitions, which improved to a $54.8 million source of cash in the first nine months of 2016 from a $41.7 million use of cash in the first nine months of 2015, driven primarily by company-wide efforts to improve working capital efficiency. The increase in net cash provided by operating activities in the first nine months of 2016 from the first nine months of 2015 also reflected a $8.5 million increase in net earnings.

Net cash used in investing activities increased $18.6 million in the first nine months of 2016 from the first nine months of 2015 primarily due to $47.1 million of cash received in the first nine months of 2015 from the divestiture of J.L. Clark on June 27, 2015 partially offset by a $33.2 million reduction in capital expenditures in the first nine months of 2016 in comparison to the first nine months of 2015.

Net cash used in financing activities increased $90.1 million in the first nine months of 2016 from the first nine months of 2015. In the first nine months of 2016 the Company made net repayments under the Credit Facility of $87.2 million, in comparison to net payments of $8.6 million in the first nine months of 2015. Additionally, there was an increase of $35.2 million in payments for the repurchase of common stock in the first nine months of 2016 in comparison to the prior year period and increases in sale of capital stock under stock option and employee purchase plans of $30.2 million.

We intend to continue to assess repurchases of our common stock. In June 2016, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period which replaced a prior three-year $250 million stock repurchase program approved by our Board of Directors in June 2013 which was expiring. During the first nine months of 2016, we repurchased and retired 1.3 million shares of our common stock for $65.4 million at an approximate average price of $52.18 including 0.9 million shares for $43.2 million under the prior stock repurchase program and 0.4 million shares for $22.2 million under our current stock repurchase program.  At the end of the third quarter of 2016, there was approximately $227.8 million available for repurchase under the current authorization.  Future repurchases of our common stock may be made after considering cash flow requirements for internal growth, debt repayments, capital expenditures, acquisitions, interest rates and the market price of our common stock.

At the end of the third quarter of 2016, our gross liability for uncertain income tax provisions was $4.7 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note K to the Consolidated Financial Statements in our 2015 Form 10-K.  We had no variable interest entity or special purpose entity agreements during the first nine months of 2016 or 2015.

OTHER MATTERS

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our 2015 Form 10-K in Management’s Discussion and Analysis of Financial Condition and Results of Operations.   As is discussed in Note 10 to this Third Quarter 2016 Form 10-Q, the Company elected to change its estimate in the determination of discount rate assumptions used to determine net periodic benefit costs effective for fiscal year 2016 for each of its plans, changing from the single equivalent rate approach to the spot rate approach. There have been no material changes in our critical accounting policies set forth in our 2015 Form 10-K.  These policies have been consistently applied in all material respects.  While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

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

Forward-Looking Information is Subject to Risk and Uncertainty

This Third Quarter 2016 Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements made in this Form 10-Q, other than statements of historical fact, are forward-looking statements. You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•	statements relating to our research and development activities, including the development of new products and filter media;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to future repatriation or reinvestment of foreign earnings;

•	statements related to our cash resources and borrowing capacity under the Credit Facility;

•	statements related to cost savings or restructuring initiatives;

•	statements regarding anticipated contributions and other payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to pending claims or litigation;

•	statements relating to the availability of raw materials and other supplies; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. The Company’s past results of operations do not necessarily indicate its future results. The Company’s future results may differ materially from the Company's past results due to various risks and uncertainties, including, but not limited to, risks associated with: global and national macroeconomic pressures, trends with respect to the health of the markets we serve, including with respect to challenging market conditions in various markets in the Engine/Mobile Filtration segment and the Industrial/Environmental Filtration segment, our ability to execute upon long-term strategic growth initiatives, our ability to execute upon any potential facility consolidations or other restructuring and other cost reduction opportunities throughout the Company, customer concentration issues in certain geographic locations and in respect of certain of our businesses, our ability to integrate the businesses we have acquired, currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, commodity price increases and/or limited availability of raw materials and component products, including steel, compliance costs associated with environmental laws and regulations, political factors, our international operations, highly competitive markets, governmental laws and regulations, potential information systems interruptions and intrusions, potential global events resulting in instability and unpredictability in the world's markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, changes in accounting standards or adoption of new accounting standards, adverse effects of natural disasters, legal challenges with respect to intellectual property, product liability exposure, changes in tax rates or exposure to additional income tax liabilities, potential labor disruptions, the impact on the Company's business and results of operations from developments related to the potential exit of the United Kingdom from the European Union, our potential inability to realize the anticipated benefits of the recently announced strategic partnership with GE, other risks discussed in the “Risk Factors” section of our 2015 Form 10-K and other risks detailed from time to time in our filings with the Securities and Exchange Commission.

You should not place undue reliance on any forward-looking statements. These statements speak only as of the date of this Third Quarter 2016 Form 10-Q.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking or other statements included in this Third Quarter 2016 Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We have established disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Our management, with the supervision and participation of Christopher L. Conway, President and Chief Executive Officer, and David J. Fallon, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 27, 2016.

Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures pursuant to Rules 13a–15(e) and 15d-15(e) of the Exchange Act were effective as of August 27, 2016.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in our internal control over financial reporting occurred during our most recent fiscal quarter ended August 27, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See the disclosure under the heading "Legal Contingencies" in Note 12 included in Part I, Item 1 of this Third Quarter 2016 Form 10-Q, which is incorporated by reference in this Part II, Item 1, for disclosure that supplements the disclosure under the heading "Legal Contingencies" in Note N to the Consolidated Financial Statements included in the 2015 Form 10-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2013, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period ("2013 stock repurchase program"). On June 27, 2016, upon the expiry of the previous three-year repurchase program, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. Pursuant to the new authorization, we may purchase shares from time to time in the open market or through privately negotiated transactions through June 30, 2019.  We have no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on our stock price, general economic and market conditions and other factors.  As set forth in the table below, we repurchased 455,797 shares of our common stock during the fiscal quarter ended August 27, 2016.  The Company had remaining authorization of approximately $227.8 million to repurchase shares as of August 27, 2016 under its current stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
May 29, 2016 through June 24, 2016*	84,560	$59.44	84,560	$—
June 27, 2016 through July 2, 2016**	167,885	$58.22	167,885	$240,221,770
July 3, 2016 through July 30, 2016**	163,352	$60.25	163,352	$230,376,197
July 31, 2016 through August 27, 2016**	40,000	$63.44	40,000	$227,837,789
	455,797		455,797
*Represents purchases under 2013 stock repurchase program, which expired on June 27, 2016.
**Represents purchases under current stock repurchase program.

Item 6. Exhibits

a.	Exhibits:
	* 31.1	Certification of Christopher L. Conway pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	* 31.2	Certification of David J. Fallon pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	** 32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	*** 101.INS	XBRL Instance Document
	*** 101.SCH	XBRL Taxonomy Extension Schema Document
	*** 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	*** 101.DEF	XBRL Taxonomy Extension Definition Linkbase
	*** 101.LAB	XBRL Taxonomy Extension Label Linkbase
	*** 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
***	Submitted electronically with this 2016 Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARCOR Inc.
(Registrant)

September 16, 2016	By	/s/ Christopher L. Conway
(Date)		Christopher L. Conway
President and Chief Executive Officer

September 16, 2016	By	/s/ David J. Fallon
(Date)		David J. Fallon
Chief Financial Officer and Chief Accounting Officer