Form 10-K
period 2016-12-03
CLARCOR INC.
filed 2017-01-27
CIK 20740

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 3, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☑

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as of the last business day of registrant’s most recently completed second fiscal quarter was $2,870,058,331.

There were 48,895,881 shares of Common Stock outstanding as of January 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

Item 1. Business.

(a) General Development of Business

CLARCOR Inc. (“CLARCOR”) was organized in 1904 as an Illinois corporation and in 1969 was reincorporated in the State of Delaware.  As used herein, the “Company” and terms such as “we,” “us” or “our” refers to CLARCOR and its subsidiaries unless the context otherwise requires.

The Company’s fiscal year ends on the Saturday closest to November 30.  For fiscal year 2016, the year ended on December 3, 2016 and included 53 weeks.  For fiscal year 2015, the year ended on November 28, 2015 and included 52 weeks.  For fiscal year 2014, the year ended on November 29, 2014 and included 52 weeks.  In this 2016 Annual Report on Form 10-K (“2016 Form 10-K”), all references to fiscal years are shown to begin on December 1 and end on November 30 for clarity of presentation. Unless otherwise indicated, dollar amounts, other than per share data, are in thousands.

Certain Significant Developments

Pending Acquisition by Parker-Hannifin Corporation

On December 1, 2016, the Company entered into an Agreement and Plan of Merger (the “Parker-Hannifin merger agreement”) with Parker-Hannifin Corporation (“Parker-Hannifin”) and Parker Eagle Corporation, a wholly owned subsidiary of Parker-Hannifin (“Merger Sub”), pursuant to which, upon the closing of the merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of Parker-Hannifin (the “pending Parker-Hannifin transaction”). Upon the closing of this merger, each share of the Company’s common stock, par value $1.00 per share (other than treasury stock and any shares of the Company’s common stock owned by the Company, Parker-Hannifin, Merger Sub, any of their wholly owned subsidiaries, or any person who properly demands statutory appraisal of their shares) will be converted into the right to receive an amount in cash equal to $83.00 without interest. Upon completion of the merger, the Company's common stock will no longer be publicly traded and will be delisted from the New York Stock Exchange.

The pending Parker-Hannifin transaction is expected to be completed by the end of the first quarter of calendar year 2017, and is subject to customary closing conditions, including approval of the merger by the Company’s stockholders and receipt of applicable foreign regulatory approvals.

Acquisitions

On March 7, 2016, the Company acquired certain assets of FibeRio Technology Corporation (“FibeRio”), a technology company focused on the research, development and commercialization of performance fabric and filtration media, for a purchase price of approximately $11.9 million consisting of $8.0 million in cash and $3.9 million in contingent earn-out liability. The assets acquired and the activities of FibeRio have been merged into the Company's Innovation Center, located near the Company's headquarters in Franklin, Tennessee, which supports the Company's global growth and innovation activities including research and development. Further information regarding this business acquisition is included in Note B to the Consolidated Financial Statements.

On January 29, 2016, the Company acquired certain assets of TDC Filter Manufacturing, Inc. (“TDC”), a manufacturer and supplier of pleated filter bags, dust collection cartridges and gas turbine air filters, for a purchase price of approximately $11.3 million. The operations of TDC have been merged into the Company's CLARCOR Industrial Air business, headquartered in Overland Park, Kansas, which is part of the Company's Industrial/Environmental Filtration segment. Further information regarding this business acquisition is included in Note B to the Consolidated Financial Statements.

Restructuring and Cost Reduction Initiatives

In November 2015, the Company announced a reduction-in-force as a part of a broader effort to more closely align operating expenses with the Company's long-term strategic initiatives and macroeconomic business conditions. The Company recognized approximately $5.6 million of pre-tax restructuring charges in fiscal year 2015 in connection with this reduction-in-force, consisting of severance and other employee termination benefits, substantially all of which are expected to be settled in cash. In addition, as previously disclosed, we undertook several other cost reduction initiatives in fiscal 2016, including, but not limited to, leveraging purchasing and logistics spending across our historically decentralized business units, reducing discretionary selling and administrative expenses, and implementing facility consolidations including reductions-in-force. In fiscal 2016, we recognized approximately $4.4 million of pre-tax restructuring charges consisting of severance and other employee termination benefits, facility closures costs, and other upfront costs in connection with these cost reduction initiatives, substantially all of which are expected to be settled in cash. Further information regarding this restructuring is included in Note I to our Consolidated Financial Statements.
(b) Financial Information About Industry Segments

During fiscal year 2016, the Company conducted business in two principal industry segments: (1) Engine/Mobile Filtration and (2) Industrial/Environmental Filtration. These segments are discussed in greater detail below.  Financial information for each of the Company’s reportable segments for the fiscal years 2014 through 2016 is included in Note Q to our Consolidated Financial Statements. On June 27, 2015, the Company completed the disposition of J.L. Clark, Inc., which was the only operating company within the Company's former Packaging segment. Further information regarding this disposition is included in Note C to our Consolidated Financial Statements.

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

Raw Materials

The primary raw materials the Company uses to manufacture and package its products include various types of steel, adhesives, petrochemical-based materials, wood based products and filter medias made from materials such as wood pulps, metals, polyester, polypropylene, fiberglass and other synthetic fibers.  All of these are purchased and are available from a variety of sources, although qualifying alternate suppliers for certain raw materials, principally certain filter media grades, can be a lengthy process.  The Company experienced somewhat volatile pricing for many commodities in fiscal year 2016. Raw material prices, especially in significant spend categories such as steel and petrochemical-based materials including adhesives, saw significant fluctuations during fiscal year 2016. The Company was able to procure adequate supplies of raw materials throughout fiscal year 2016 and does not anticipate procurement problems in 2017 although the Company may experience higher raw material costs in fiscal 2017 based on current forecasts regarding expectations for material costs over this period of time.

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

Seasonality

In general, the Company’s products and service offerings are not seasonal in nature, although certain of the Company's operating companies in all our segments experience modest seasonal increases and decreases with respect to products and services supplied to particular end-use customers or industries.  These shifts are normally not material to the Company on a consolidated basis.

Customers

The 10 largest customers of the Engine/Mobile Filtration segment accounted for approximately 35% of the $586.0 million of fiscal year 2016 segment sales.

The 10 largest customers of the Industrial/Environmental Filtration segment accounted for approximately 16% of the $803.5 million of fiscal year 2016 segment sales.

No single customer accounted for 10% or more of the Company’s consolidated fiscal year 2016 sales.

Backlog

At December 3, 2016, the Company had a backlog of open orders for products of approximately $207.9 million.  The backlog figure for November 28, 2015 was approximately $243.4 million.  The decrease in backlog at December 3, 2016 compared to November 28, 2015 was primarily due to timing of gas turbine orders and declining order levels for filtration vessels in the natural gas market served by our Industrial/Environmental Filtration segment. The majority of the orders on hand at December 3, 2016 are expected to be filled during fiscal year 2017; some orders, primarily related to filtration systems for gas turbine air intake filtration applications, are expected to be filled during fiscal year 2018.  The Company does not view its backlog as being insufficient, excessive or problematic, or a significant indication of fiscal year 2017 sales.

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

Product Development

The Company develops products on its own and in consultation or partnership with its customers.  In addition to product testing and development that occurs at the Company’s various subsidiaries, in fiscal year 2015 the Company opened the CLARCOR Innovation Center, a standalone research and development ("R&D") center in Columbia, Tennessee (the “CIC”). The CIC houses research scientists and engineers, research and testing laboratories, pilot and production lines, and training facilities, and serves as the Company's central R&D center in support of the Company's operating subsidiaries. Build-out of the facility was mostly completed in 2016.

The Company’s laboratories, including the CIC, test product components and completed products to ensure high-quality manufacturing results, evaluate competitive products, aid suppliers in the development of product components, and conduct controlled tests of newly designed filters and filtration systems for particular uses.  Product development is concerned with the improvement and creation of new filters and filtration media and filtration systems in order to increase performance characteristics, broaden respective uses and counteract obsolescence.

In fiscal year 2016, the Company employed approximately 173 professional employees on either a full-time or part-time basis to conduct research activities relating to the development of new products or the improvement or redesign of its existing products.  During this period, the Company spent approximately $26.3 million on such activities as compared with $21.7 million for fiscal year 2015 and $18.1 million for fiscal year 2014.

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

Employees

As of December 3, 2016, the Company had approximately 5,773 employees.

(d) Financial Information About Geographic Areas

Financial information relating to export sales and the Company’s operations in the United States and other countries is included in Note Q to our Consolidated Financial Statements.  As noted therein, total international sales for the Company in fiscal years 2016, 2015 and 2014 were $445.3 million, $436.6 million and $485.8 million, respectively.  In addition, see “Item 1A — Risk Factors” below for a discussion of certain risks of foreign operations.

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

CLARCOR's corporate headquarters are located at 840 Crescent Centre Drive, Suite 600, Franklin, TN 37067, and our telephone number is (615) 771-3100.  The Company’s corporate Internet site is www.clarcor.com.   The Company makes available on that site, free of charge, its Form 10-Ks, Form 10-Qs, Form 8-Ks and amendments to such reports, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC.  The information contained on the Company’s website is not incorporated herein or otherwise considered to be a part of this 2016 Form 10-K.

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

Item 1A. Risk Factors.

Our business faces a variety of risks.  These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial.  If any of the events or circumstances described in the following risk factors occur, our business, financial condition or results of operations could be materially and adversely affected, and the trading price of our Common Stock could decline.  These risk factors should be read in conjunction with the other information in this 2016 Form 10-K.

The first section of the risk factors below, “Risks Related to our Business,” sets forth risks faced by us as a standalone company and should be read in conjunction with the second section of the risk factors below, “Risks Related to the Pending Parker-Hannifin Transaction,” which sets forth risks we currently face in connection with the transactions contemplated by the Parker-Hannifin merger agreement.
Risks Related to our Business
Our business is affected by the health of the markets we serve.
Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the general industrial market, the trucking market, and the energy market.  Demand in the markets we serve fluctuates in response to overall economic conditions, although the replacement nature of our aftermarket products may help to mitigate the effects of these changes, particularly in our Engine/Mobile Filtration segment.  In addition, a general economic downturn may have an adverse effect on sales of more expensive filtration systems and products, such as capital equipment sold by our PECOFacet division (which may be affected by, among other things, a decrease in the cost of oil and natural gas), CLARCOR Engine Mobile Solutions (which may be affected by, among other things, a decrease in the OEM market for heavy-duty engines, particularly in the agricultural sector) and CLARCOR Industrial Air (which may be affected by, among other things, a decrease in gas turbine system sales).  An economic downturn in the markets we serve may result in reductions in sales and pricing of our products and an increase in the difficulty of collecting accounts receivable and the risk of excess and obsolete inventories, which could have a material adverse effect on our potential earnings and future results of operations.
Additionally, a prolonged depression in the price of oil and natural gas would likely continue to negatively impact several of our key business units, including our PECOFacet division and certain of our other subsidiaries that sell products used in the exploration, extraction, storage and transmission of oil and natural gas. Depending on the length and extent of such depression, this could have a material adverse effect on our potential earnings and future results of operations.
Adverse U.S. and global economic conditions could materially and negatively affect our revenues, profitability and results of operations.
Our business depends on the strength of economies in various parts of the world, primarily in North America, but increasingly in Europe and China, and negative economic conditions in these economies could adversely impact our earnings in any particular period.
Although the U.S. economy has improved in recent years, challenging macroeconomic conditions in the U.S. adversely affected our business in fiscal 2016, and the U.S. continues to face near term challenges such as excessive federal and state government debt and regulatory uncertainty.
Our business was also adversely impacted in fiscal 2016 by ongoing stagnant global macroeonomic conditions. Moreover, declining or relatively flat growth persists in certain economic regions in which we conduct substantial operations, including in various member-states of the European Union. The continued effects of the global economic stagnation may continue to have an adverse effect on our business, results of operations and financial condition, and on the general economic activity in many of the industries and markets in which we and our distributors, customers and suppliers operate. We cannot predict changes in worldwide or regional economic conditions, as such conditions may be volatile and are beyond our control. If these conditions persist or deteriorate, our business, results of operations and financial condition could be materially adversely affected.
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
We are subject to foreign currency exchange rate and other related risks.
We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. The U.S. dollar has strengthened in recent years and has resulted in material unfavorable impacts on our financial statements. If the

U.S. dollar continues to strengthen against other currencies, we will continue to experience additional unfavorable impacts to our financial statements.
There can be no assurance that foreign currency exchange rate fluctuations will not adversely affect our results of operations. In addition, while the use of currency hedging instruments may provide us with some protection from adverse fluctuations in foreign currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in foreign currency exchange rates. We also face risks arising from the imposition of foreign exchange controls and currency devaluations. Foreign exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.
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
Similarly, a significant percentage of the sales of the division of our Engine/Mobile Filtration segment that focuses on OEM customers, are to a relatively small number of OEMs, or to other filter companies servicing the OEM market, and a significant percentage of the sales of gas turbine inlet systems and filters by our CLARCOR Industrial Air division, which is part of our Industrial/Environmental Filtration segment, are to divisions of General Electric Company (“GE”), including under our strategic supply partnership with GE described below. The success of these businesses currently depends in part on our ability to maintain a good and growing commercial relationship with the aforementioned customers. If we are unsuccessful in this regard, this could have a material adverse effect on our potential earnings and future results of operations.
Our CLARCOR Industrial Air division is committed to significant efforts under its supply and development agreements with GE and we may be unable to receive the anticipated benefits under these agreements.
In September 2016, we, through our CLARCOR Industrial Air division, entered into certain agreements with GE, including (i) two supply agreements pursuant to which we will supply filters and all of the other key internal components (known as “SmartParts”) for the air inlet filtration systems of various GE’s gas turbine platforms (which agreements have ten year terms, subject to early termination under certain circumstances) and (ii) a development agreement pursuant to which we will work to develop a next-generation air inlet filtration system for GE’s “H-Class” advanced technology gas turbine platform (the “New System”). Under one of the supply agreements, GE will purchase 100% of its requirements of filters and SmartParts for its “H-Class” advanced technology gas turbines from us, which we will supply at substantial price discounts for a limited period of time (anticipated not to exceed four years). We may be unable to receive the anticipated benefits under these agreements, including as the result of any early termination of the supply agreements by GE, our and GE’s respective ability to develop the New System at a reasonable cost or at all, our and GE’s respective ability to commercially launch the New System, our expectations regarding H-Class turbine adoption rates and GE’s anticipated share of the advanced technology turbine market, our relationship with GE and the level of support that GE provides to us in connection with these agreements, and our ability to develop or retain ownership of intellectual property.
We face heightened legal challenges from our competitors with respect to intellectual property, particularly in the area of patents.
We face increasing exposure to claims by others for infringement of intellectual property rights, particularly with respect to patents, which claims could result in significant costs or losses. This is especially important with respect to our Engine/Mobile Filtration segment, where many of our competitors are suppliers of “first-fit” products to OEMs and seek to control or at least gain an advantage in the aftermarket through aggressive and comprehensive patent strategies, sometimes in conjunction with the OEMs. These strategies may involve attempting to obtain as many patents as possible, including particularly with respect to the systems for attaching or sealing filters to their respective housings, deliberately delaying the final issuance of patents so as to be able to modify them in response to competitive product designs, and seeking multiple “continuations” of their patents in an attempt to have their patents more clearly apply to competitive product designs.

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
The potential physical impacts of climate change on our operations are also highly uncertain and would vary depending on type of physical impact and geographic location.  Climate change physical impacts could include changing temperatures, water shortages, changes in weather and rainfall patterns, and changing storm patterns and intensities.  The occurrence of one or more natural disasters, whether due to climate change or naturally occurring, such as tornadoes, hurricanes, earthquakes and other forms of severe weather in the U.S. or in a country in which we operate or in which our suppliers or customers are located could adversely impact our operations and financial performance.  Such events could result in:
•physical damage to and complete or partial closure of one or more of our manufacturing facilities;
•temporary or long-term disruption in the supply of raw materials from our suppliers;
•disruption in the transport of our products to customers and end users; and/or
•delay in the delivery of our products to our customers.

Our operations outside of the United States are subject to political, investment and local business risks.
Approximately 32% of our fiscal 2016 sales resulted from exports to countries outside of the United States and from sales by our foreign business units.  As part of our business strategy, we expect to expand our international operations through internal growth. Sales and operations outside of the United States, particularly in emerging markets, are subject to a variety of risks which are different from or additional to the risks the Company faces within the United States. Risks of doing business internationally include, among others:
•local economic, political and social conditions, including potential hyper-inflationary conditions and political instability in certain countries;

•the impact on our business and results of operations from developments related to the potential exit of the United
    Kingdom from the European Union following the U.K. referendum held in June 2016;
•imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;
•adverse currency exchange rate fluctuations, including significant devaluations of currencies;
•tax-related risks, including the imposition of taxes and the lack of beneficial treaties, which result in a higher effective tax rate for the Company;
•difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
•domestic and foreign customs, tariffs and quotas or other trade barriers or restrictions;
•credit risk of local customers and distributors;
•increased costs for transportation and shipping;
•difficulties in protecting intellectual property;
•increased risk of corruption, self-dealing or other unethical practices that may be difficult to detect or remedy;
•risk of nationalization of private enterprises by foreign governments;
•managing and obtaining support and distribution channels for overseas operations;
•hiring and retaining qualified management personnel for our overseas operations;
•imposition or increase of restrictions on investment; and
•required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

As we continue to operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks, any of which could have a material adverse effect on our international operations or on our financial condition and results of operations.
We face significant competition in the markets we serve.
The markets in which we operate are highly competitive and highly fragmented.  We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.  Our products primarily compete on the basis of price, performance, speed of delivery, quality and customer support. Some of our competitors are companies, divisions or operating units of companies, that have greater financial and other resources than we do.  In addition, large customers continue to seek productivity gains and lower prices from us and their other suppliers. We may lose business or our margins may be negatively impacted if we are unable to deliver the best value to our customers. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our business, results of operations and financial condition.
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
Our recent acquisitions may be unsuccessful.
Acquisitions, including our recent acquisitions of the Bekaert Business, CLARCOR Industrial Air, the Stanadyne Business, Filter Resources, TDC and FibeRio, involve a number of special risks and factors, such as:
•the focus of management’s attention to the assimilation of the acquired companies and their employees and on the management of expanding operations;
•the incorporation of acquired products into our product line;
•the increasing demands on our operational and information technology systems;
•potentially insufficient internal controls over financial activities or financial reporting at an acquired company that could impact us on a consolidated basis;
•the failure to realize expected synergies;
•the potential loss of customers and other material business relations as a result of changes in control;
•the possibility that we have acquired substantial contingent or unanticipated legal liabilities; and
•the loss of key employees of the acquired businesses.

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
We are dependent on various information technologies throughout our company to administer, store and support multiple business activities.  If these systems are damaged, cease to function properly, or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, we could experience production downtimes, operational delays, other detrimental impacts on our operations or ability to provide products and services to our customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems or networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation.  While we attempt to mitigate these risks by employing a number of measures, including technical security controls, employee training, comprehensive monitoring of our networks and systems, and maintenance of backup and protective systems, our systems, networks, products and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on our business, financial condition or results of operations.
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
Some of our employees around the world are covered by collective bargaining agreements and/or are represented by unions or workers' councils. While we believe that our relations with our employees are generally good, we cannot provide assurances that the Company will be completely free of labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes, lockouts or that any existing labor disruption will be favorably resolved. We could incur additional costs and/

or experience work stoppages that could adversely affect our business operations through a loss of revenue and strained relationships with customers.
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
We can experience capacity constraints and longer lead times for certain products in times of growing demand while we can also experience idle capacity as economies slow or demand for certain products decline. Accurately forecasting our expected volumes and appropriately adjusting our capacity have been, and will continue to be, important factors in determining our results of operations. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products, which could prevent us from meeting increased customer demand and could harm our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand, it could have a material adverse effect on our results of operations.
Our cost savings and restructuring initiatives could have adverse effects on our business.
Our ongoing cost savings and restructuring initiatives reduce our available talent, assets and other resources and could slow improvements in our products and services, adversely affect our ability to respond to customers and limit our ability to increase production quickly if demand for our products increases. In addition, the costs associated with any such cost reduction initiatives may be greater than anticipated, and we may be unable to realize anticipated cost savings or other contemplated benefits. Finally, we may delay or otherwise elect to put certain of our strategic cost savings initiatives on hold pending the completion of the Parker-Hannifin transaction. Any of the circumstances described above could adversely impact our business.
Risks Related to the Pending Parker-Hannifin transaction
The pending Parker-Hannifin transaction may not be completed on a timely basis, or at all, and the failure to complete the merger could adversely affect our business, financial results and stock price.
We can provide no assurance that the pending Parker-Hannifin transaction will be consummated or consummated on a timely basis. The merger is subject to a number of conditions, including the approval of our stockholders and receipt of specified required regulatory approvals, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the merger will be satisfied or waived or that other events will not intervene to delay the merger or result in the termination of the Parker-Hannifin merger agreement, including as the result of the possibility that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval in connection with the proposed transaction.
Any failure to complete the merger could have a negative impact on our business, financial results and stock price, as well as on our relationships with our customers, suppliers and employees. In addition, if the Parker-Hannifin merger agreement is terminated, in certain circumstances, we may be required to pay Parker-Hannifiin a termination fee of $113.0 million.
Our business and financial results could be adversely impacted during the pendency of the merger, particularly if there is a delay in the completion of the merger.
The pending Parker-Hannifin transaction may cause disruptions to our business or business relationships and create uncertainty surrounding our ongoing business operations, which could materially and adversely impact on our business, results of operations and financial condition, regardless of whether the merger is completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the merger):
•the attention of our management may be directed to transaction-related considerations and may be diverted from the day to-day operations of our business;
•our employees may experience uncertainty about their future roles with us, which may adversely affect our ability to hire, retain and motivate key personnel and other employees;
•customers, suppliers or other parties which we maintain business relationships may experience uncertainty prior to the closing of the merger and seek alternative relationships with third parties or seek to terminate or renegotiate their relationships with us; and

•
the Parker-Hannifin merger agreement restricts us from engaging in certain actions without the consent of Parker-Hannifin, which could prevent us from pursuing business opportunities that may arise prior to the consummation of the merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the pending Parker-Hannifin transaction, and many of these fees and costs are payable by us regardless of whether or not the merger is consummated.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The various properties owned and leased by the Company and its operating units as of November 30, 2016, are considered by it to be in generally good repair and well maintained.

The following is a description of the real property owned or leased by the Company or its affiliated entities as of November 30, 2016, broken down by business segment. All acreage and square foot measurements are approximate.

Corporate Headquarters

The Company’s corporate headquarters are located in Franklin, Tennessee, and housed in 26,084 square feet of office space under lease to the Company.  The Company also owns approximately 62,500 square feet of office and R&D space in Columbia, Tennessee, which is occupied by the CIC. The Company also owns a parcel of undeveloped land in Rockford, Illinois totaling 6 acres, which parcel of land is classified as an asset held for sale at November 30, 2016 (refer to Note A to the Consolidated Financial Statements for related information).

Engine/Mobile Filtration Segment
United States Facilities

Location	Approximate Size	Owned or Leased
East Hartford, CT	47,900 sq ft of office and R&D space	Leased
Gothenburg, NE	19 acre site with 100,000 sq ft of manufacturing space	Owned
Kearney, NE	42 acre site with 982,800 sq ft of manufacturing and warehousing space, 25,000 sq ft of research and development space and 53,000 sq ft of office space	Owned
Lancaster, PA	11.4 acre site with 168,000 sq ft of manufacturing and office space	Owned
Washington, NC	185,000 sq ft of manufacturing and office space	Owned
Yankton, SD	283,600 sq ft of manufacturing space	Owned

International Facilities

Location	Approximate Size	Owned or Leased
Capetown, South Africa	127,000 sq ft of manufacturing, warehousing and office space	Owned
Casablanca, Morocco	4 acre site with 150,700 sq ft of manufacturing, warehousing and office space	Owned
El Marques, Mexico	3 acre site with 78,000 sq ft of manufacturing, warehousing and office space	Owned
Runcorn, Cheshire, England	152,000 sq ft of manufacturing, warehousing and office space	Owned
Weifang, People’s Republic of China	14 buildings, constituting 348,000 sq ft of manufacturing, warehousing and office space	Leased

In addition to the above properties, the Engine/Mobile Filtration segment leases and operates smaller facilities in Australia, Belgium, Canada, South Africa and India in order to manufacture and/or distribute filtration products.

Industrial/Environmental Filtration Segment

United States Facilities

Location	Approximate Size	Owned or Leased
Auburn Hills, MI	32,300 sq ft of warehousing and office space	Leased
Campbellsville, KY	100 acre site with 250,401 sq ft of manufacturing and office space	Owned
Cincinnati, OH	17 acre site with 154,000 sq ft of manufacturing and office space	Owned
Corona, CA	179,790 sq feet of manufacturing, warehousing and office space	Leased
Dallas, TX	144,824 sq feet of manufacturing, warehousing and office space	Leased
Greensboro, NC	21 acre site with 75,000 sq ft of manufacturing, warehousing and office space	Owned
Greensboro, NC	100,000 sq ft of manufacturing, warehousing and office space	Owned
Goodlettsville, TN	35,000 sq ft of warehouse space	Owned
Houston, TX	80,000 sq ft of manufacturing, warehousing and office space	Leased
Houston, TX	10,500 sq ft of warehouse space	Leased
Houston, TX	4,000 sq ft of warehousing and office space	Leased
Houston, TX	10,300 sq ft of warehousing space	Leased
Houston, TX	29,200 sq ft of manufacturing space	Leased
Jeffersonville, IN	607,500 sq feet of manufacturing, warehousing and office space	Leased
Lake Charles, LA	21,000 sq ft of manufacturing space	Leased
Lee's Summit, MO	49,250 sq ft of manufacturing, warehousing and office space	Owned
Lenexa, KS	17,800 sq ft of warehousing and office space	Leased
Mineral Wells, TX	46 acre site with 308,947 sq feet of manufacturing, warehousing and office space	Owned
Mineral Wells, TX	30,000 sq ft of manufacturing space	Leased
Mineral Wells, TX	19,950 sq ft of warehousing space	Owned
Mineral Wells, TX	16,500 sq ft of manufacturing and warehousing space	Owned
Mineral Wells, TX	35,000 sq ft of warehousing space	Leased
Ottawa, KS	41,000 sq ft of manufacturing and office space	Owned
Ottawa, KS	22,500 sq ft of warehousing space	Leased
Overland Park, KS	38,800 sq ft of office space	Leased
Pittston, PA	250,000 sq feet of manufacturing, warehousing and office space	Leased
Pelham, AL	20,000 sq ft of warehouse space	Leased
Sacramento, CA	36,000 sq feet of manufacturing, warehousing and office space	Owned
Salisbury, MO	53,400 sq ft of warehousing space	Owned
Shelby, NC	48,000 sq ft of manufacturing, warehousing and office space	Owned
Slater, MO	55,000 sq ft of manufacturing, warehousing and office space	Owned
Slater, MO	217,000 sq ft of manufacturing, warehousing and office space	Owned
Stilwell, OK	11 acre site with 132,000 sq feet of manufacturing, warehousing and office space	Leased
Tulsa, OK	38,000 sq ft of manufacturing and office space	Leased
Vineland, NJ	78,100 sq ft of manufacturing, warehousing and office space	Owned/Leased

International Facilities

Location	Approximate Size	Owned or Leased
Alton, United Kingdom	64,400 sq ft of manufacturing, warehousing and office space	Owned/Leased
Calgary, Alberta, Canada	25,200 sq feet of manufacturing, warehousing and office space	Owned
Karawang, Indonesia	47,360 sq ft of manufacturing, warehousing and office space	Owned
La Coruña, Spain	4 acre site with 64,600 sq ft of manufacturing and office space	Owned
Pujiang City, People’s Republic of China	54,000 sq ft of manufacturing, warehousing and office space	Leased
Queretaro, Mexico	5 acre site with 82,500 sq ft of manufacturing, warehousing and office space	Owned
Quzhou, People’s Republic of China	205,400 sq ft of manufacturing, warehousing and office space	Leased
Sprimont, Belgium	45,800 sq ft of manufacturing, warehousing and office space	Owned
St. Catharines, Ontario, Canada	6,250 sq ft of warehouse space	Leased

In addition to the above properties, the Industrial/Environmental Filtration segment leases and operates smaller facilities in the following locations in order to manufacture, distribute and/or service filtration products: United States: Atlanta, GA; Auburn, WA; Evansville, WY; Chantilly, VA; Charleston, SC; Columbus, OH; Denver, CO; Carrollton, TX; Dalton, GA; Farmington, NM; Fresno, CA; Gonzales, LA; Hayward, CA; Kansas City, MO; Louisville, KY; Nederland, TX; Ontario, CA; Shakopee, MN; Phoenix, AZ; Portland, OR; Vernal, UT; Wichita, KS; West Chester, OH; Williston, ND; Maryland Heights, MO. International: Brazil; China; France; Germany; India; Italy; Malaysia; Netherlands; United Arab Emirates; United Kingdom; Japan; Mexico.

Item 3. Legal Proceedings.

See the disclosure under the heading "Legal Contingencies" in Note N included in the consolidated financial statements of the Company included in this 2016 Form 10-K which is incorporated by reference in this Part I, Item 3.

Item 4. Mine Safety Disclosures.

Not applicable.

ADDITIONAL ITEM: Executive Officers of the Registrant

The following individuals are the executive officers of the Company as of January 27, 2017:

Name	Age at 11/30/2016	Year Elected to Office
Christopher L. Conway	61	2010
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

David J. Lindsay	61	1995
Vice President-Administration and Chief Administrative Officer. Mr. Lindsay has been employed by the Company in various administrative positions since 1987. He was elected Vice President-Group Services in 1991, Vice President-Administration in 1994 and Vice President-Administration and Chief Administrative Officer in 1995.

Jacob Thomas	49	2015
President-CLARCOR Engine/Mobile Filtration Group. Mr. Thomas joined the Company in September 2015, in his current role. Prior to joining CLARCOR, Mr. Thomas served as President of the Diaphragm and Dosing Pumps Group of IDEX Corporation from 2014 to 2015.

Keith White	45	2014
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

Richard M. Wolfson	50	2006
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

	Market Price
Quarter Ended	High	Low	Dividends
February 27, 2016	$53.55	$44.13	$0.2200
May 28, 2016	$59.80	$47.98	$0.2200
August 27, 2016	$66.10	$56.70	$0.2200
December 3, 2016	$82.94	$58.84	$0.2500
Total Dividends			$0.9100

	Market Price
Quarter Ended	High	Low	Dividends
February 28, 2015	$68.72	$60.52	$0.2000
May 30, 2015	$67.10	$60.95	$0.2000
August 29, 2015	$64.68	$53.17	$0.2000
November 28, 2015	$56.70	$46.05	$0.2200
Total Dividends			$0.8200

As set forth above, the quarterly dividend rate was increased in fiscal year 2016, and the Company currently expects to continue making dividend payments to the Company’s stockholders through the closing of the pending Parker-Hannifin transaction in accordance with the terms of the Parker-Hannifin merger agreement.  The Company’s ability to make dividend payments is subject to restrictions contained in the credit agreement to which the Company is a party.  The Company has never been prevented from making dividend payments under its past credit agreements or its current credit agreement and does not anticipate being so restricted in the foreseeable future.

The approximate number of holders of record of the Company’s Common Stock at January 24, 2017 was 1,017.

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

The Company repurchased 1,385,401 shares of its common stock, at an average price of $53.34 per share, and an aggregate cost of approximately $73.9 million, during fiscal year 2016.  As set forth in the following table, the Company repurchased 132,000 shares of its common stock during the fourth quarter of fiscal year 2016.  The average price per share for the shares repurchased in the fourth quarter was $64.40 with an aggregate cost of approximately $8.5 million.  The Company had remaining authorization of approximately $219.3 million to repurchase shares as of December 3, 2016 under its stock repurchase program.

COMPANY PURCHASES OF EQUITY SECURITIES
	(a)		(b)	(c)	(d)
Period	Total Number of shares purchased		Average price paid per share	Total number of shares purchased as part of the Company's publicly announced plan	Maximum approximate dollar value of shares that may yet be purchased under the Plan
August 28, 2016 through October 1, 2016	48,000	1	$64.14	48,000	$224,759,301
October 2, 2016 through October 29, 2016	40,000	1	$62.39	40,000	$222,263,740
October 30, 2016 through December 3, 2016	44,000	1	$66.50	44,000	$219,337,594
Total	132,000			132,000

1 - Represents shares repurchased by the Company pursuant to a Rule 10b5-1 plan entered into by the Company during the third quarter of fiscal 2016.
5-Year Performance of the Company

The following Performance Graph compares the Company’s cumulative total return on its Common Stock for a five-year period (November 30, 2010 to December 3, 2016) with the cumulative total return of the S&P SmallCap 600 Index and the S&P 500 Industrial Machinery Index.
TOTAL RETURN TO SHAREHOLDERS
Comparison of Five-Year Cumulative Total Return Among the Company, S&P SmallCap 600 Index and
S&P 500 Industrial Machinery Index - Assumes Initial Investment of $100 and Reinvestment of All Dividends

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Fiscal Year End December 03, 2016
$250
$225
$200
$175
$150
$125
$100
$75
$50
CLARCOR Inc
S&P SmallCap 600
S&P 500 Machinery

	2011	2012	2013	2014	2015	2016
CLARCOR Inc	$100	$96	$127	$139	$112	$179
S&P SmallCap 600	$100	$113	$161	$166	$174	$198
S&P 500 Machinery	$100	$122	$168	$183	$180	$218

Item 6. Selected Financial Data.

The information required hereunder is included as Exhibit 13 to this 2016 Form 10-K.

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

On December 1, 2016, the Company entered into the Parker-Hannifin merger agreement with Parker-Hannifin and Merger Sub, pursuant to which, upon the closing of the merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of Parker-Hannifin. Upon the closing of this merger, each share of the Company’s common stock, par value $1.00 per share (other than treasury stock and any shares of the Company’s common stock owned by the Company, Parker-Hannifin, Merger Sub, any of their wholly owned subsidiaries, or any person who properly demands statutory appraisal of their shares) will be converted into the right to receive an amount in cash equal to $83.00 without interest. Upon completion of the merger, the Company's common stock will no longer be publicly traded and will be delisted from the New York Stock Exchange.

The pending Parker-Hannifin transaction is expected to be completed by the end of the first quarter of calendar year 2017, and is subject to customary closing conditions, including approval of the merger by the Company’s stockholders and receipt of applicable foreign regulatory approvals.

EXECUTIVE SUMMARY

Management Discussion Snapshot
(In thousands except per share data)

				2016 vs 2015
	2016	2015	2014	$ Change	% Change
Net sales	$1,389,573	$1,481,026	$1,512,854	$(91,453)	(6)%
Cost of sales	927,674	992,397	1,015,819	(64,723)	(7)%
Gross profit	461,899	488,629	497,035	(26,730)	(5)%
Selling and administrative expenses	281,011	290,682	286,607	(9,671)	(3)%
Operating profit	180,888	197,947	210,428	(17,059)	(9)%
Other income (expense)	20,718	18	1,135	20,700
Provision for income taxes	62,216	63,052	67,380	(836)	(1)%
Net earnings attributable to CLARCOR	$139,266	$134,704	$144,084	$4,562	3%
Weighted average diluted shares	49,060	50,429	50,871	(1,369)	(3)%
Diluted earnings per common share attributable to CLARCOR	$2.84	$2.67	$2.83	$0.17	6%
Percentages:
Gross margin	33.2%	33.0%	32.9%		0.2	pt
Selling and administrative percentage	20.2%	19.6%	18.9%		0.6	pt
Operating margin	13.0%	13.4%	13.9%		(0.4)	pt
Effective tax rate	30.9%	31.9%	31.8%		(1.0)	pt
Net earnings margin	10.0%	9.1%	9.5%		0.9	pt

2016 versus 2015

Net Sales

Net sales decreased $91.5 million, or 6%, in 2016 compared to 2015. Components of the $91.5 million decrease in net sales are as follows:

(Dollars in millions)	Net Sales
Divestiture of J.L. Clark	$(40.9)
Industrial/Environmental Filtration segment volume	(26.3)
Foreign exchange	(25.1)
Engine/Mobile Filtration segment volume	(11.3)
Pricing	1.1
TDC acquisition	11.0
Decrease in consolidated net sales	$(91.5)

The change in net sales in 2016 compared to 2015 was driven primarily by the following factors:

•	Decreased net sales of $40.9 million, or 3%, due to the June 2015 divestiture of J.L. Clark, the sole operating company within our Packaging segment.

•
Decreased net sales volume of $26.3 million, or 2%, at our Industrial/Environmental Filtration segment. This decrease in sales volume resulted primarily from decreased sales volume of natural gas filtration vessels and aftermarket filters of approximately $39.0 million and decreased sales volume of industrial air filtration products of approximately $18.9 million primarily consisting of bag house air filtration sales to the coal, cement, and metal industries. Additionally, the Company experienced decreased sales volume of approximately $5.3 million in industrial metals and polymer filtration products primarily reflecting lower sales in the fluid processing and synthetic fiber markets as well as oil and gas sand control filters driven by lower demand from oil and gas customers and approximately $0.5 million of other sales volume decreases. These sales volume decreases were partially offset by higher sales volume of HVAC air filters of approximately $22.1 million related to air filtration products for animal husbandry applications to certain customers in the Middle East and sales of heating, ventilation and air conditioning filters to various commercial and industrial customers in the United States. Additionally offsetting the overall decreased sales volume were higher sales volume of gas turbine air intake filtration systems and aftermarket of approximately $15.3 million.

•
Decreased net sales volume of $11.3 million, or 1%, at our Engine/Mobile Filtration segment. This net sales volume decrease resulted primarily from an approximately $8.0 million decrease in sales volume of original equipment and replacement fuel filtration products for heavy-duty diesel engines used in off-road, agricultural and construction applications reflecting lower demand for off-highway, agricultural and construction equipment and replacement parts, an approximately $5.1 million decrease in sales volume to other filtration companies as the result of what we believe to be broader adverse macroeconomic dynamics, particularly within the oil and gas markets, an approximate $4.7 million decrease in sales volume of light-duty engine filtration aftermarket products principally driven from our exit of lower margin automotive filtration business, and an approximate $3.2 million reduction in sales volume of private-branded heavy-duty engine filtration aftermarket products to a significant retail customer initially obtained at the beginning of 2015. These decreases were offset by an approximately $5.5 million increase in international and export heavy-duty engine filter sales volume, an approximate $1.4 million increase in sales volume of heavy-duty engine filtration aftermarket products to the original equipment supply channel reflecting more stable demand in these end markets, an approximate $0.6 million increase in locomotive filter sales volume, and an approximate $2.2 million increase in other sales volume increases.

•
Changes in product pricing favorably impacted net sales by approximately $1.1 million, primarily due to selling price increases implemented on certain of our heavy-duty engine filtration products in 2016.

•	Increased net sales of $11.0 million, or 1%, resulting from our TDC acquisition in the first quarter of 2016.

•
Changes in the average exchange rates for foreign currencies versus the U.S. Dollar unfavorably impacted our translated U.S. Dollar value of net sales by $25.1 million, or 2%, in 2016 compared to 2015, due to the strengthening of the U.S.

dollar against the British pound, the Mexican peso, the Chinese yuan and several other foreign currencies where our foreign income and cash flows are derived.

•	Changes in net sales above reflect an approximately 2% positive impact resulting from the fact that fiscal year 2016 included fifty-three weeks while fiscal year 2015 included fifty-two weeks.

Cost of Sales

Cost of sales decreased $64.7 million, or 7%, in 2016 compared to 2015. This 7% decrease in cost of sales was slightly more than the 6% decrease in net sales. As a result, our gross margin increased to 33.2% in 2016 from 33.0% in 2015. This 0.2 percentage point increase in gross margin percentage reflects an approximately 1.1 percentage point improvement in gross margin resulting from the benefits of previously announced restructuring activities and other cost reduction initiatives, an approximately 0.2 percentage point improvement in gross margin from lower freight costs, and an approximately 0.2 percentage point improvement due to the favorable impact on sales mix from the divestiture of the J.L. Clark business in 2015. These favorable effects were partially offset by a 0.9 percentage point reduction in gross margin resulting from lower fixed cost absorption due to lower sales volume and unfavorable sales mix at certain of our businesses, a 0.2 percentage point reduction in gross margin resulting from a $3.1 million increase in upfront expenses impacting costs of sales incurred in 2016 related to cost reduction initiatives in our Industrial/Environment Filtration segment, and a 0.2 percentage point decrease in gross margin resulting from inventory reserve adjustments primarily due to facility movements and closures associated with cost reduction initiatives in our Industrial/Environment Filtration segment.

Selling and Administrative Expenses

Selling and administrative expenses decreased $9.7 million, or 3%, in 2016 compared to 2015. This decrease was primarily the result of a $14.5 million reduction in costs resulting from previously announced restructuring actions and other cost reduction initiatives, primarily reflecting reduced headcount and discretionary spend, a $6.3 million reduction in bad debt expense pursuant to improving past due accounts receivable collections, a $4.8 million reduction due to the divestiture of J.L. Clark, a $4.5 million reduction in costs related to restructuring charges recognized in 2015 related to a reduction-in-force executed by the Company as a part of a broader effort to more closely align operating expenses with the Company's long-term strategic initiatives and recent macroeconomic business conditions, $2.5 million of favorable foreign currency translation impacts, a $2.3 million reduction in costs related to stock-based compensation and $1.1 million related to the adjustment to the Filter Resources contingent earn-out liability in the second quarter of 2016. These decreases were partially offset by an approximately $7.4 million increase in compensation expense related to our company-wide profit sharing programs, a $7.4 million increase related to legal and other consulting costs incurred in connection with the pending Parker-Hannifin transaction, approximately $6.1 million of increased costs related to strategic growth initiatives (primarily reflecting costs related to research and development and information technology systems and support services), an approximately $3.2 million increase due to a gain on sale of a facility in 2015 which did not recur in 2016, $1.2 million increase due to higher rent expense, and $1.0 million increase in net other costs. Since selling and administrative expenses decreased 3% while net sales decreased 6%, our selling and administrative expenses as a percentage of net sales increased to 20.2% in 2016 from 19.6% in 2015.

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

The change in net sales in 2015 compared to 2014 was driven primarily by the following factors:

•
Increased net sales of $42.1 million due to the May 2014 acquisition of the Stanadyne business (now operated as CLARCOR Engine Mobile Solutions), which is included in the Company's Engine/Mobile Filtration segment from the date of acquisition. Net sales for this business decreased approximately 22% in 2015 in comparison to the prior year, including the portion of that prior year during which the business was owned by Stanadyne Corporation. This 22% decrease reflects a decline of approximately 30% in sales of first-fit fuel filter assemblies and a decline of approximately 12% in sales of replacement filter elements, due to decreased demand from off-highway original equipment manufacturers and dealers, which we believe primarily reflects decreased end-user demand in off-road, agricultural and construction applications.

•
Increased net sales of $19.6 million due to the December 2014 acquisition of Filter Resources, which is included in the Company's Industrial/Environmental Filtration segment from the date of acquisition.

•
Increased net sales volume of $11.0 million, or 1%, at our Industrial/Environmental Filtration segment in 2015 compared to 2014. This 1% increase was primarily driven by an increase in sales of filter systems, housings and aftermarket elements for oil and natural gas applications, higher sales of dust collector systems and air pollution control products, higher HVAC air filter sales and increased filter sales through our Total Filtration Services ("TFS") distribution business, partly offset by lower sales of first-fit gas turbine filtration systems and filter cartridges.

•
Changes in product pricing favorably impacted net sales by approximately $4.2 million, primarily due to selling price increases implemented on certain of our air filtration products and heavy-duty engine filtration products in 2015.

•
Decreased net sales volume of $26.1 million, or 4%, at our Engine/Mobile Filtration segment in 2015 compared to 2014. This 4% decrease was primarily driven by a 13% decline in foreign net sales volume, reflecting reduced sales of heavy-duty engine filters in China, reduced export sales of heavy-duty engine filters to the Middle East, Canada, Southeast Asia and South America and reduced export sales of first-fit fuel filter assemblies and replacement filter elements to off-highway original equipment manufacturers and dealers, partially offset by increased sales of heavy-duty engine filters in Europe. This 13% decline in foreign net sales volume was partially offset by a 1% increase in sales volume within the U.S., which resulted primarily from sales of heavy-duty engine filters to a significant customer with whom we previously contracted to supply a full line of private-branded aftermarket products for sale through this customer's national retail network, partly offset by a 3% decrease in sales of heavy-duty engine filters to U.S. independent distributors.

•
Net sales volume decreased $35.0 million, or 46%, at our Packaging segment, primarily due to the divestiture of J.L. Clark, the sole operating company within our Packaging segment, which the Company sold on June 27, 2015.

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

Selling and Administrative Expenses

Selling and administrative expenses increased $4.1 million, or 1%, in 2015 compared to 2014. This increase was primarily the result of $8.9 million of increased operating costs (including $4.8 million of increased intangible asset amortization) related to the May 2014 acquisition of the Stanadyne business, reflecting our ownership of this business for the entire year in 2015 in comparison to only seven months of ownership in 2014 and $4.2 million of increased operating costs (including $0.8 million of increased intangible asset amortization) related to our ownership of Filter Resources following its acquisition in December 2014. Other selling and administrative expense increases in 2015 compared to 2014 include $4.6 million of restructuring charges recognized in 2015 related to a reduction-in-force executed by the Company as a part of a broader effort to more closely align operating expenses with the Company's long-term strategic initiatives and macroeconomic business conditions, $4.0 million of increased charges related to allowances for uncollectible accounts receivable and $3.7 million of increased costs related to strategic growth initiatives (including costs related to research and development and information technology systems and support services). These increases were partly offset by approximately $11.3 million of decreased compensation expense related to our company-wide profit sharing program, a $7.8 million decrease resulting from legal, investment advisory and other professional services costs incurred in 2014 related to the acquisitions of the Stanadyne business and the GE Air Filtration business, which did not recur in 2015, and $2.9 million of decreased costs as a result of the divestiture of the J.L. Clark business in June 2015. Since selling and administrative expenses increased 1% while net sales decreased 2%, our selling and administrative expenses as a percentage of net sales increased to 19.6% in 2015 from 18.9% in 2014. Of this 0.7 percentage point increase, approximately 0.4 percentage points was driven by a $5.6 million increase in intangible asset amortization related to the acquisitions of the Stanadyne business and the Filter Resources business.

Other Items

Other significant items impacting the comparison between 2016 and 2015 are as follows:

•	Fifty-third week

As noted above, fiscal year 2016 included fifty-three weeks while fiscal year 2015 included fifty-two weeks.

•	Business acquisitions

On January 29, 2016, the Company acquired certain assets of TDC Filter Manufacturing, Inc., for a purchase price of approximately $11.3 million. TDC is now operated as part of CLARCOR Industrial Air which is included in the Company's Industrial/Environmental Filtration segment.

On March 3, 2016, the Company acquired certain assets of FibeRio Technology Corporation, a technology company focused on the research, development and commercialization of nonwoven nanofiber media, for a purchase price of approximately $11.9 million. The acquired assets have been merged into the CLARCOR Innovation Center, located near the Company's headquarters in Franklin, Tennessee, which supports the Company's global growth and innovation initiatives including research & development.

•	Business dispositions

On June 27, 2015, the Company sold 100% of the outstanding shares of J.L. Clark. J.L. Clark's results, which were reported within our Packaging segment, until the date of disposition on our net sales and operating profit in 2016 compared to 2015 was as follows:

(Dollars in millions)	2016	2015	Change
Net sales	$—	$40.9	$(40.9)
Operating profit	—	2.1	(2.1)

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

The average exchange rate for foreign currencies versus the U.S. dollar unfavorably impacted our translated U.S. dollar value of net sales and operating profit in 2016 and 2015 as follows:

(Dollars in millions)	2016	2015
Net sales	$(25.1)	$(47.6)
Operating profit	(3.5)	(4.4)

•	Other income (expense)

Interest expense

Net interest expense was $7.0 million in 2016 and $5.2 million in 2015. Net interest expense was related to borrowings under the Company's credit agreement, which borrowings were originally undertaken to fund a portion of the purchase price of the Company's 2014 acquisitions of the GE Air Filtration business and the Stanadyne business. The increase in interest expense is due to increased LIBOR rates in 2016, higher spread on our credit agreement which was amended and restated on November 2, 2015, and higher commitment fees due to an increased revolving credit facility. At November 30, 2016, we had $192.5 million of outstanding term loans and $85.0 million of outstanding revolver loans under the amended and restated credit agreement.

Foreign currency gains and losses

Changes in foreign currency transaction gains and losses favorably impacted other income (expense) by $0.9 million in 2016 versus 2015. We recognized foreign currency gains of $0.7 million in 2016 and foreign currency losses of $0.2 million in 2015 primarily from the translation of inter-company loans — in cases where such loans are expected to be settled in cash at some point in the future — and from the translation of cash accounts at certain foreign subsidiaries denominated in currencies other than their functional currency, primarily driven by foreign holdings of U.S. dollars.

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

Other income (expense)

Changes in other, net items recognized in other, net income (expense) favorably impacted other income (expense) by $21.6 million in 2016 versus 2015. We recognized other, net items in other, net income of $27.0 million in 2016 and other, net income of $5.4 million in 2015. Other, net income of $27.0 million in 2016 primarily reflects the Company's receipt of $27.3 million from 3M Company in satisfaction of the patent judgment against 3M Company during the second quarter of 2016 with respect to the TransWeb litigation matter. Please refer to Note N to the Consolidated Financial Statements for related discussion. Other, net income of $5.4 million in 2015 primarily reflects a gain of $12.1 million (after netting transaction-related costs of $3.2 million) resulting from the sale of J.L. Clark on June 27, 2015. This income was partially offset by a loss of $6.7 million in 2015 resulting from the impairment of the Company's investments in BioProcess H2O LLC ("H2O") and BioProcessAlgae LLC ("Algae").

Changes in other, net items recognized in other, net income (expense) favorably impacted other income (expense) by $2.2 million in 2015 versus 2014. We recognized other, net income of $5.4 million in 2015 and other, net income of $3.2 million in 2014. Other, net income of $5.4 million in 2015 primarily reflects a gain of $12.1 million (after netting transaction-related costs of $3.2 million) resulting from the sale of J.L. Clark on June 27, 2015. This income was partially offset by a loss of $6.7 million in 2015 resulting from the impairment of the Company's investments in H2O and Algae. Based on business developments at Algae in 2015, including a significant adverse change in the anticipated effectiveness and commercial scalability of Algae's technology platform, in the third quarter of 2015, the Company reviewed the $3.8 million carrying value of its investment in Algae for recoverability and determined that the investment, which was accounted for under the cost method of accounting, was fully impaired. Based on operating losses and other factors at such time, including the negative developments with respect to Algae, the Company also reviewed the $2.7 million carrying value of its investment in H2O for recoverability and determined that the investment, which was accounted for under the equity method of accounting, was fully impaired. Other, net income of $3.2 million in 2014 primarily reflects a $2.8 million bargain purchase gain that resulted from the Company's acquisition of the Bekaert business in the first quarter of 2014. As the Company maintained a permanent reinvestment strategy for these foreign operations, this gain was not subject to tax.

•	Provision for income taxes

Our effective tax rate in 2016 was 30.9% compared with 31.9% in 2015. This decrease was primarily driven by a change in assertion on the permanent reinvestment of foreign earnings in the current year as well as the favorable impact of the renewed research and development tax credit during the current year, partially offset by the non-deductibility of certain transaction costs related to the pending Parker-Hannifin transaction.

•	Shares outstanding

Average diluted shares outstanding decreased by approximately 1.4 million shares in 2016 as compared to 2015 and by approximately 0.4 million shares in 2015 as compared to 2014, as the number of incremental dilutive shares related to the exercise of stock options and the issuance of stock awards and restricted shares was less than the number of shares repurchased and retired pursuant to our stock repurchase program in both 2016 and 2015.

SEGMENT ANALYSIS

	2016		2015		2014
(Dollars in thousands)	2016	% Total	2015	% Total	2014	% Total
Net sales:
Engine/Mobile Filtration	$586,029	42%	$605,474	41%	$603,805	40%
Industrial/Environmental Filtration	803,544	58%	834,643	56%	833,100	55%
Packaging	—	—%	40,909	3%	75,949	5%
	$1,389,573	100%	$1,481,026	100%	$1,512,854	100%
Gross profit:
Engine/Mobile Filtration	$201,070	44%	$209,797	43%	$214,146	43%
Industrial/Environmental Filtration	260,829	56%	271,877	56%	270,446	54%
Packaging	—	—%	6,955	1%	12,443	3%
	$461,899	100%	$488,629	100%	$497,035	100%
Operating profit:
Engine/Mobile Filtration	$103,056	57%	$108,259	55%	$122,365	58%
Industrial/Environmental Filtration	77,832	43%	87,545	44%	83,351	40%
Packaging	—	—%	2,143	1%	4,712	2%
	$180,888	100%	$197,947	100%	$210,428	100%
Gross margin:
Engine/Mobile Filtration	34.3%		34.7%		35.5%
Industrial/Environmental Filtration	32.5%		32.6%		32.5%
Packaging	—%		17.0%		16.4%
	33.2%		33.0%		32.9%
Operating margin:
Engine/Mobile Filtration	17.6%		17.9%		20.3%
Industrial/Environmental Filtration	9.7%		10.5%		10.0%
Packaging	—%		5.2%		6.2%
	13.0%		13.4%		13.9%

Engine/Mobile Filtration Segment

	2016	2015	2014	2016 v 2015			2015 v 2014
(Dollars in thousands)	2016	2015	2014	$ Change	% Change		$ Change	% Change
Net sales	$586,029	$605,474	$603,805	$(19,445)	(3)%		$1,669	—%
Cost of sales	384,959	395,677	389,659	(10,718)	(3)%		6,018	2%
Gross profit	201,070	209,797	214,146	(8,727)	(4)%		(4,349)	(2)%
Selling and administrative expenses	98,014	101,538	91,781	(3,524)	(3)%		9,757	11%
Operating profit	$103,056	$108,259	$122,365	$(5,203)	(5)%		$(14,106)	(12)%

Gross margin	34.3%	34.7%	35.5%		(0.4)	pt		(0.8)	pt
Selling and administrative percentage	16.7%	16.8%	15.2%		(0.1)	pt		1.6	pt
Operating margin	17.6%	17.9%	20.3%		(0.3)	pt		(2.4)	pt

Our Engine/Mobile Filtration segment primarily sells original equipment and aftermarket filters for heavy-duty trucks and off-highway vehicles, locomotives and automobiles.  The largest market in this segment includes heavy-duty engine filters produced at our Baldwin and CLARCOR Engine Mobile Solutions business units.

2016 versus 2015

Net Sales

The $19.4 million, or 3%, decrease in net sales for our Engine/Mobile Filtration segment in 2016 from 2015 is detailed in the following tables:

Organic volume	(2)%
Foreign exchange	(1)%
Pricing	—%
(3)%

(Dollars in millions)	Net Sales
2015	$605.5

U.S. net sales	(13.3)
Foreign net sales (including export)	3.3
Foreign exchange	(9.5)
Net decrease	(19.5)

2016	$586.0

The net decrease in U.S. net sales for the Engine/Mobile Filtration segment in 2016 from 2015 is detailed as follows:

(Dollars in millions)	Net Sales
Heavy-duty engine filtration aftermarket -- other filtration companies	$(5.1)
Heavy-duty engine diesel fuel filter assemblies and replacement filters	(4.8)
Light-duty (automotive) engine filtration aftermarket	(4.7)
Heavy-duty engine filtration aftermarket -- retail channel	(3.2)
Heavy-duty engine filtration aftermarket -- independent distributors	(0.3)
Heavy-duty engine filtration aftermarket -- original equipment supply channel	1.4
Locomotive filters	1.7
All other, net	1.7
Decrease in U.S. net sales	$(13.3)

Our U.S. net sales decreased approximately 3% in 2016 compared with 2015. This decrease reflected approximately $5.1 million, or 14%, decline in sales to other filtration companies as the result of what we believe to be broader adverse macroeconomic dynamics, particularly within the oil and gas markets, impacting many industrial companies, generally, and filtration companies, in particular. The net sales decrease was further driven by a $4.8 million, or 10%, reduction in sales of original equipment and replacement fuel filtration products for heavy-duty diesel engines used in off-road, agricultural and construction applications reflecting lower demand for off-highway, agricultural and construction equipment and replacement parts, a $4.7 million, or 20%, decrease in sales of light-duty engine filtration aftermarket products principally driven from our exit of lower margin automotive filtration business, and a $3.2 million, or 9%, reduction in sales of private-branded heavy-duty engine filtration aftermarket products to a significant retail customer initially obtained at the beginning of 2015, which we believe resulted from a strategic reorganization taking place at this customer during 2016. These decreases were partially offset by a $1.7 million, or 5%, increase in sales of locomotive filters and a $1.4 million, or 4%, increase in sales of heavy-duty engine filtration aftermarket products to the original equipment supply channel reflecting more stable demand in these end markets.

The net decrease in foreign net sales (including export sales and changes in foreign currencies) for our Engine/Mobile Filtration segment in 2016 from 2015 is detailed as follows:

(Dollars in millions)	Net Sales
Impact of changes in foreign currency exchange rates	$(9.5)
Export sales of heavy-duty engine diesel fuel filter assemblies and replacement filters	(3.0)
Export sales to the Middle East, Australia, Southeast Asia and Latin America	2.5
Heavy-duty engine filter sales in China	2.4
Heavy-duty engine filter sales in Europe	1.6
All other, net	(0.2)
Decrease in foreign net sales	$(6.2)

Net sales outside the U.S. decreased approximately $6.2 million, or 3%, in 2016 compared to 2015, including a negative impact of changes in foreign currencies of $9.5 million, or 5%. Additionally contributing to the decrease in net sales outside the U.S. was a decrease of $3.0 million, or 8%, in export sales of diesel fuel filter assemblies and replacement filters, reflecting lower demand for off-highway, agricultural and construction equipment applications in various export markets. These decreases were partially offset by an increase of $2.5 million of export sales of traditional Baldwin heavy-duty engine filtration products, primarily as the result of several new first-fit product introductions, a $2.4 million increase in heavy-duty engine first-fit filtration sales in China, and a $1.6 million increase in heavy-duty engine filter sales in Europe.

Cost of Sales

Cost of sales decreased $10.7 million, or 2.7%, in 2016 from 2015. This 2.7% decrease in cost of sales was less than the 3.2% decrease in net sales resulting in our gross margin decreasing to 34.3% in 2016 from 34.7% in 2015. This 0.4 percentage point decrease in gross margin primarily reflects a 2.3 percentage point decrease in gross margin resulting from lower fixed cost leverage based on lower sales levels partly offset by a 1.9 percentage point favorable impact due to cost reductions resulting from the Company's previously announced restructuring actions and other cost reduction initiatives including material cost reductions (primarily resulting from our company-wide purchasing cost reduction initiative).

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.5 million, or 3.5%, in 2016 from 2015. This decrease was primarily the result of $4.7 million of lower expense resulting from previously announced cost reduction initiatives, including headcount reductions, as well as reductions in travel, professional services and other costs through company-wide initiatives. Additionally contributing to the decrease in selling and administrative expenses were a $1.9 million decrease in bad debt expense due to improved past due accounts receivable collections and a $1.2 million reduction in unfavorable foreign currency transaction losses. These decreases were partially offset by $3.9 million of higher allocated corporate costs, including costs related to research and development, information technology and other strategic growth initiatives and $0.8 million higher incentive compensation expense related to our company-wide profit sharing program. With selling and administrative expenses in this segment decreasing 3.5% while segment net sales decreased 3.2%, selling and administrative expenses as a percentage of net sales in this segment decreased to 16.7% in 2016 from 16.8% in 2015.

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

Our U.S. net sales increased approximately 7% in 2015 compared with 2014. This growth reflected approximately $36.6 million of sales to a significant customer with whom we previously contracted to supply a full line of private-branded heavy-duty engine filtration aftermarket products through this customer's national retail network. Also, the Company's ownership of the Stanadyne business (now operated as CLARCOR Engine Mobile Solutions) for a full year in 2015 compared to ownership of this business for only seven months in 2014 (from the May 2014 date of acquisition onward) resulted in $24.3 million of increased U.S. net sales in 2015. These increases were partially offset by a $8.6 million, or 23%, reduction in sales of original equipment and replacement fuel filtration products for heavy-duty diesel engines used in off-road, agricultural and construction applications in 2015 as compared to 2014, reflecting lower demand for off-highway, agricultural and construction equipment and replacement parts. The increase in our U.S. net sales in 2015 compared to 2014 in this reporting segment was also partially offset by a $7.4 million, or 10%, decline in sales of heavy-duty engine filter aftermarket sales to other original equipment suppliers and dealers and a $5.9 million, or 3%, decline in heavy-duty engine filter aftermarket sales to U.S. independent distributors, primarily reflecting lower demand for off-highway, agricultural and oil and gas trucking applications. We also experienced a decline of approximately $3.2 million, or 12%, in sales of light-duty engine filtration aftermarket products in 2015 compared to 2014, principally driven by lower demand for automotive applications.

The net decrease in foreign net sales (including export sales and changes in foreign currencies) for our Engine/Mobile Filtration segment in 2015 from 2014 is detailed as follows:

(Dollars in millions)	Net Sales
Export sales primarily to Canada, the Middle East, Southeast Asia and Latin America	$(17.8)
Impact of changes in foreign currency exchange rates	(16.5)
Export sales of heavy-duty engine diesel fuel filter assemblies and replacement filters	(9.8)
Heavy-duty engine filter sales in China	(6.4)
Heavy-duty engine filter sales in Europe	3.2
Stanadyne business acquisition	17.8
All other, net	2.6
Decrease in foreign net sales	$(26.9)

Net sales outside the U.S. decreased approximately $26.9 million, or 12%, in 2015 compared to 2014, including a negative impact of changes in foreign currencies of $16.5 million, or 7%. Additionally, this decrease principally resulted from a $17.8 million, or 21%, decrease in export sales of heavy-duty engine filters and a $9.8 million, or 35% decrease in export sales of diesel fuel filter assemblies and replacement filters by the Stanadyne business (now operated as CLARCOR Engine Mobile Solutions), reflecting lower demand for off-highway, agricultural and construction applications in various export markets. Net sales outside the U.S. were also adversely affected by a decrease of $6.4 million, or approximately 23%, in heavy-duty engine filter sales in China in 2015 compared to 2014, primarily due to continued slowing macroeconomic activity in China and lower end-market diesel engine sales. These effects were partly offset by an increase of $3.2 million, or approximately 8%, in heavy-duty engine filtration sales in Europe, reflecting a modest recovery in end-user demand in 2015 from depressed levels in 2014.

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

Selling and Administrative Expenses

Selling and administrative expenses increased $9.8 million, or 11%, in 2015 from 2014. This increase was primarily the result of $8.9 million of increased selling and administrative expenses at our CLARCOR Engine Mobile Solutions business, including approximately $4.8 million of increased intangible asset amortization expense, reflecting our ownership of this business for the full year in 2015 compared to seven months of ownership in 2014 (from the date of acquisition in May 2014 onward). The remaining increase of approximately $0.8 million, or less than one percent, in selling and administrative costs in 2015 from 2014 was primarily the result of $4.0 million of higher allocated corporate costs, including costs related to research and development, information technology and other strategic growth initiatives, $1.3 million of restructuring charges recognized in 2015 related to a reduction-in-force executed by the Company as a part of a broader effort to more closely align operating expenses with the Company's long-term strategic initiatives and macroeconomic business conditions, and $1.5 million of other increased costs. These increased costs were partly offset by approximately $3.0 million of lower compensation expense related to our company-wide profit sharing program and by a $3.0 million reduction in selling and administrative expenses due to increased legal, investment advisory and other professional services costs incurred in 2014 in connection with the Stanadyne business acquisition, which did not recur in 2015. With selling and administrative expenses in this segment increasing 11% while segment net sales increased less than one percent, selling and administrative expenses as a percentage of net sales in this segment increased to 16.8% in 2015 from 15.2% in 2014.

Industrial/Environmental Filtration Segment

	2016	2015	2014	2016 v 2015			2015 v 2014
(Dollars in thousands)	2016	2015	2014	$ Change	% Change		$ Change	% Change
Net sales	$803,544	$834,643	$833,100	$(31,099)	(4)%		$1,543	—%
Cost of sales	542,715	562,766	562,654	(20,051)	(4)%		112	—%
Gross profit	260,829	271,877	270,446	(11,048)	(4)%		1,431	1%
Selling and administrative expenses	182,997	184,332	187,095	(1,335)	(1)%		(2,763)	(2)%
Operating profit	$77,832	$87,545	$83,351	$(9,713)	(11)%		$4,194	5%

Gross margin	32.5%	32.6%	32.5%		(0.1)	pt		0.1	pt
Selling and administrative percentage	22.8%	22.1%	22.5%		0.7	pt		(0.4)	pt
Operating margin	9.7%	10.5%	10.0%		(0.8)	pt		0.5	pt

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

2016 versus 2015

Net sales

The $31.1 million, or 4%, decrease in net sales for our Industrial/Environmental Filtration segment in 2016 compared to 2015 is detailed in the following tables:

Organic volume	(3)%
Foreign exchange	(2)%
Pricing	—%
TDC acquisition	1%
(4)%

(Dollars in millions)	Net Sales
2015	$834.6

U.S. net sales	(31.3)
Foreign exchange	(15.6)
Foreign net sales (including export)	15.8
Net decrease	(31.1)

2016	$803.5

The net decrease in U.S. net sales for our Industrial/Environmental Filtration segment in 2016 from 2015 is detailed as follows:

(Dollars in millions)	Net Sales
Natural gas filtration vessels and aftermarket elements	$(32.3)
Industrial air filtration products	(18.5)
Gas turbine first-fit filters and systems	(2.0)
HVAC filtration products	10.4
TDC acquisition	11.0
All other, net	0.1
Decrease in U.S. net sales	$(31.3)

Our U.S. net sales decreased approximately 6% in 2016 as compared with 2015. This decrease reflected the following:

•
Lower sales of $32.3 million in the natural gas market in 2016 compared with 2015 driven primarily by a 37% decline in natural gas filtration capital vessel sales resulting from decreased activity in extraction, transportation and processing of natural gas and natural gas liquids and benefits of natural gas shale extraction infrastructure projects in the prior year. This was partially offset by an 8% increase in natural gas aftermarket elements.

•
A decrease of $18.5 million in industrial air filtration products in 2016 as compared with 2015 due primarily to decreased sales of panel, cartridge, bag and other industrial air replacement filters in the coal, cement, and metal industries, partially reflecting several significant orders in the prior year period that did not recur in 2016.

•
Lower sales of $2.0 million of gas turbine air intake filtration systems at CLARCOR Industrial Air in 2016 as compared to 2015 was driven primarily by the timing of large system sales and the geographic mix of customer orders.

•	An increase in sales of HVAC filtration products of $10.4 million was driven by increased sales of heating, ventilation and air conditioning filters to various commercial and industrial customers.

•	Increased net sales of $11.0 million resulting from our TDC acquisition in the first quarter of 2016.

The net changes in foreign net sales (including export sales and changes in foreign currencies) for the Industrial/Environmental Filtration segment in 2016 as compared with 2015 is detailed as follows:

(Dollars in millions)	Net Sales
Gas turbine first-fit filters and systems	$15.3
Export sales of HVAC filters	11.8
Natural gas filtration vessels and aftermarket filters	(6.7)
Industrial metals and polymer filtration products	(5.7)
Impact of changes in foreign currency exchange rates	(15.6)
All other, net	1.1
Increase in foreign net sales	$0.2

Our foreign net sales increased less than 1% in 2016 as compared with 2015. This increase of $0.2 million reflected the following:

•
Higher sales of $15.3 million of gas turbine air intake filtration systems by CLARCOR Industrial Air in 2016 from 2015 driven primarily by the timing of large system sales which occurred in 2016 and the geographic mix of customer orders.

•	Higher export sales of HVAC filters of $11.8 million primarily reflect increased sales of air filtration products for animal husbandry applications to certain customers in the Middle East.

•
Lower sales in the natural gas market of $6.7 million in 2016 from 2015 driven primarily by a decline in natural gas filtration vessel sales resulting from decreased activity in extraction, transportation and processing of natural gas and natural gas liquids (such as ethane, propane, and butane).

•
A decrease in sales of $5.7 million of industrial metals and polymer filtration products in 2016 from 2015 primarily reflected lower sales in the fluid processing and synthetic fiber markets as well as oil and gas sand control filters driven by lower demand from oil and gas customers, which we believe reflects lower oil and gas exploration and production activity resulting primarily from continued depressed prices of oil.

•
Net sales reflect a $15.6 million reduction in 2016 from 2015 due to changes in foreign currency exchange rates, primarily reflecting the strengthening of the U.S. dollar against the British pound, the Mexican peso and several other foreign currencies where our foreign income and cash flows are derived.

Cost of Sales

Cost of sales decreased $20.1 million, or 3.6%, in 2016 compared to 2015. This 3.6% decrease was slightly less than the 3.7% decrease in net sales. As a result, our gross margin decreased to 32.5% in 2016 from 32.6% in 2015. This 0.1 percentage point decrease in gross margin primarily reflects a 0.4 percentage point decrease in gross margin due to $3.0 million increased expense related to inventory reserves, and the impact of a 0.3 percentage point decrease due to approximately $2.3 million of upfront expenses impacting cost of sales for cost reduction initiatives incurred in 2016. The $2.3 million of upfront expenses for cost reduction initiatives noted above were primarily related to severance and other employee termination payments pursuant to reductions in force. These unfavorable impacts were partly offset by a 0.6 percentage point increase in gross margin due to a 0.6 percentage point favorable impact due to $4.8 million in material cost reductions (primarily resulting from our company-wide purchasing cost reduction initiative) and other cost reduction initiatives.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.3 million, or 1%, in 2016 compared to 2015. This decrease was primarily the result of $8.1 million of lower employee costs resulting primarily from previously announced cost reduction initiatives, $2.9 million of other lower costs, including reductions in discretionary spending such as travel and professional services and a $1.3 million favorable impact foreign currency transaction gains. These decreases were partially offset by $8.8 million of higher allocated corporate costs, including costs related to research and development, information technology and other strategic growth initiatives, a $2.4 million increase in year-over-year expense due to a gain realized in 2015 resulting from the sale of a facility primarily used for selling and administrative activities which did not recur in 2016, and $1.7 million higher incentive compensation expense related to our company-wide profit sharing program. With selling and administrative expenses in this segment decreasing 1% while segment net sales decreased 4%, our selling and administrative expenses as a percentage of net sales in this segment increased to 22.8% in 2016 from 22.1% in 2015.

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

The net decrease in foreign net sales (including export sales and changes in foreign currencies) for the Industrial/Environmental Filtration segment in 2015 from 2014 is detailed as follows:

(Dollars in millions)	Net Sales
Dust collection and other industrial air filtration products	$13.0
Export sales of HVAC filters	5.5
Natural gas filtration vessels and aftermarket filters	1.6
Gas turbine first-fit filters and systems	(22.3)
Impact of changes in foreign currency exchange rates	(31.1)
All other, net	0.7
Decrease in foreign net sales	$(32.6)

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

•
Net sales reflect a $31.1 million reduction in 2015 from 2014 due to changes in foreign currency exchange rates, primarily reflecting the strengthening of the U.S. dollar against the British pound, the Mexican peso and several other foreign currencies where our foreign income and cash flows are derived.

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

Packaging Segment

	2016	2015	2014	2016 v 2015			2015 v 2014
(Dollars in thousands)	2016	2015	2014	$ Change	% Change		$ Change	% Change
Net sales	$—	$40,909	$75,949	$(40,909)	(100)%		$(35,040)	(46)%
Cost of sales	—	33,954	63,506	(33,954)	(100)%		(29,552)	(47)%
Gross profit	—	6,955	12,443	(6,955)	(100)%		(5,488)	(44)%
Selling and administrative expenses	—	4,812	7,731	(4,812)	(100)%		(2,919)	(38)%
Operating profit	$—	$2,143	$4,712	$(2,143)	(100)%		$(2,569)	(55)%

Gross margin	—%	17.0%	16.4%		(17.0)	pt		0.6	pt
Selling and administrative percentage	—%	11.8%	10.2%		(11.8)	pt		1.6	pt
Operating margin	—%	5.2%	6.2%		(5.2)	pt		(1.0)	pt

Prior to June 27, 2015, our Packaging segment manufactured and marketed consumer and industrial packaging products. As is discussed in Note C to the Consolidated Financial Statements, on June 27, 2015, the Company sold 100% of the outstanding shares of J.L. Clark. J.L. Clark was the sole operating company within the Packaging Segment. As a result of the sale, the Company has exited the packaging business, consistent with our strategic focus on being a leading global provider of filtration products, systems and services. The financial results presented above for the Packaging segment reflect the results of the J.L. Clark business, including its pro-rata share of allocated corporate administrative costs, through June 27, 2015, the date of closing of the disposition.

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

FINANCIAL CONDITION

Liquidity and Capital Resources

We believe that our operations will continue to generate cash and that sufficient cash, cash equivalents and borrowings under our credit agreement, including our five-year revolving credit facility ("Credit Facility"), will be available to fund operating needs, pay dividends, invest in the development of new products and filter media, fund planned capital expenditures, provide for interest and principal payments related to debt agreements, fund pension contributions and fund potential repurchases of our common stock.

We had cash and cash equivalents of $134.9 million at the end of 2016. Approximately $125.3 million of this cash was held at entities outside the U.S. Although we plan to use this cash at our non-U.S. entities, if we repatriated this cash to the U.S., we could incur significant tax expense since a majority of this cash is considered permanently invested for U.S. tax purposes. Cash and cash equivalents are held by financial institutions throughout the world.

Our current ratio of 3.1 at the end of 2016 was lower than the current ratio of 3.3 at the end of 2015. This decrease primarily reflects a $37.2 million decrease in inventory and a $28.5 million decrease in accounts receivable, primarily reflecting an active focus on optimizing the components of working capital. The decreases in inventory and accounts receivable were partially offset by a $33.3 million increase in cash due to cash generated from operating activities and an $11.5 million decrease in accrued liabilities.

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

At the end of 2016, we had $192.5 million of outstanding Term Loans with a weighted average interest rate including margin of approximately 1.73% and $85.0 million outstanding on the Revolving Credit Facility, with a weighted average interest rate including margin of approximately 1.66%. At November 30, 2016, we also had approximately $7.4 million outstanding on the $50.0 million letter of credit sub-facility.  Accordingly, we had approximately $407.6 million available for further borrowing at the end of 2016.

Total long-term debt of $285.5 million at the end of 2016 included $192.5 million of Term Loans, $85.0 million outstanding under the Revolving Credit Facility, $7.4 million outstanding on industrial revenue bonds and $0.6 million of other long-term debt.  At the end of 2016 we were in compliance with all financial covenant requirements of the Credit Facility.  The ratio of total debt to total capitalization (defined as long-term debt plus total shareholders’ equity) was 20.0% at the end of 2016 compared to 26.7% at the end of 2015, with the decrease attributable to lower total debt, due to repayment activity, and increased shareholders' equity, as described below, at the end of 2016 in comparison to the end of 2015.

We had 48.6 million shares of common stock outstanding at the end of 2016 compared with 49.1 million at the end of 2015.  Shares of common stock outstanding decreased 0.5 million as shares issued pursuant to stock incentive plans in the 2016 was more than offset by the repurchase of 1.4 million shares during the same period.  Shareholders’ equity increased to $1,141.5 million at the end of 2016 from $1,110.5 million at the end of 2015.  This $31.0 million increase resulted mainly from net earnings of $139.4 million and an increase related to stock-based compensation and option activity pursuant to incentive plans of $44.9 million, partly offset by decreases to shareholders' equity of $153.2 million resulting primarily from our repurchase and retirement of common stock of $73.9 million, dividend payments of $44.5 million and other comprehensive loss (primarily currency translation adjustments) of $34.8 million.

Cash Flow 2016 versus 2015

Net cash provided by operating activities increased $131.7 million in 2016 to $285.4 million from $153.7 million in 2015. Approximately $18.1 million of this increase resulted from the 3M patent litigation award received in 2016, net of taxes. The remaining improvement was primarily the result of our ongoing focus on optimizing the components of working capital by employing several Lean techniques. For example, we lowered inventory levels by $36.4 million, resulting in a $58.5 million year-over-year improvement in cash from operations compared to a $22.1 million increase in inventory in 2015. The improvement in operating cash generation in 2016 was also driven by an increase of $16.0 million from improved management of accounts payable and accrued liabilities and an increase of $16.6 million from reductions in prepaid expenses and other current assets. The improvement in net cash provided by operating activities in 2016 also reflects a $26.0 million impact from lower cash taxes paid, primarily driven by the timing of tax payments in 2016 and 2015.

Net cash used in investing activities increased $15.8 million in 2016 to $49.0 million from $33.2 million in 2015. There were two main drivers behind this increase. First, in 2015 net cash used in investing activities benefited from $45.2 million of cash proceeds from the divestiture of J.L. Clark, which did not recur in 2016. Second, cash proceeds from the disposition of plant assets in 2016 were $1.3 million, a reduction of $6.1 million from the prior year. These impacts were partially offset by a $33.6 million reduction in capital expenditures in 2016 compared to the prior year, primarily reflecting investments in 2015 related to several strategic growth initiatives that did not recur in 2016.

Net cash used in financing activities increased $91.4 million in 2016 to $202.0 million from $110.6 million in 2015. This increase was primarily driven by $119.5 million of net repayments under the Credit Facility and long-term debt in 2016, compared to $2.0 million of net borrowings under the Credit Facility in 2015, as we applied much of the year-over-year improvement in operating cash generation in 2016 to repay outstanding borrowings from the acquisitions of Stanadyne Corporation's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions) and the GE Air Filtration business (now operated as CLARCOR Industrial Air). The increase in cash used in financing activities also reflects $3.4 million of increased cash dividends paid and $3.1 million of increased payments for the repurchase of common stock in 2016 compared to 2015. These impacts were partly offset by a $26.0 million increase in cash proceeds from the sale of capital stock under stock option and employee stock purchase plans in 2016 compared to 2015.

Cash Flow 2015 versus 2014

Net cash provided by operating activities decreased $2.6 million in 2015 to $153.7 million from $156.3 million in 2014. This decrease was primarily attributable to a $9.3 million decrease in net earnings, which was partly offset by a $3.1 million reduction in net cash used to fund working capital, as the net effect on cash from changes in assets and liabilities, net of business acquisitions, improved to a $37.9 million use of cash in 2015 from a $41.0 million use of cash in 2014.

Net cash used in investing activities decreased $631.0 million in 2015 to $33.2 million from $664.3 million in 2014, primarily due to a $574.4 million decrease in payments related to business acquisitions. In 2015 net cash used in investing activities included $20.9 million net cash paid for the acquisition of Filter Resources. In comparison, in 2014 net cash used in investing activities included $327.7 million net cash paid for the acquisition of Stanadyne Corporation's diesel fuel filtration business (now operated as CLARCOR Engine Mobile Solutions), $260.3 million net cash paid for the acquisition of the GE Air Filtration business (now operated as CLARCOR Industrial Air) and $7.3 million net cash paid for the acquisition of the Bekaert business. In 2015 we also received $45.2 million net cash as a result of the disposition of the J.L. Clark business, which was sold on June 27, 2015.

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

Other items

In fiscal 2017, we expect capital expenditures to be between 45 million and 55 million, without giving effect to any changes that may occur following the completion of the pending Parker-Hannifin transaction.

We have no material long-term purchase commitments.

In June 2016, our Board of Directors authorized a $250.0 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period which replaced a prior three-year $250 million stock repurchase program approved by our Board of Directors in June 2013 which was expiring.  During 2016, we repurchased and retired 1.4 million shares of our common stock for $73.9 million at an approximate average price of $53.34 including 0.9 million shares for $43.2 million under the prior stock repurchase program and 0.5 million shares for $30.7 million under our current stock repurchase program. During 2015, we repurchased and retired 1.3 million shares of our common stock for $70.8 million at an approximate average price of $53.14 per share.  At the end of 2016, there was approximately $219.3 million available for repurchase under the current authorization.

The following table summarizes our current fixed cash obligations as of the end of fiscal year 2016 for the years indicated:

	Payments Due by Period as of November 30, 2016
(Dollars in millions)	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Pension plan and other post-retirement contributions	$52.1	$0.5	$0.5	$12.9	$38.2
Operating leases	$42.0	12.7	15.8	7.5	6.0
Open purchase orders	$108.6	106.9	0.9	0.8	—
Long-term debt	$285.5	17.7	40.2	220.1	7.5
Interest on long-term debt	$29.2	6.3	15.3	7.2	0.4
Total	$517.4	$144.1	$72.7	$248.5	$52.1

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

At the end of fiscal year 2016, our gross liability for uncertain income tax provisions was $4.1 million including interest and penalties.  Due to the high degree of uncertainty regarding the timing of potential future cash outflows associated with these liabilities, we were unable to make a reasonably reliable estimate of the amount and period in which these remaining liabilities might be paid.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements relate to various operating leases as discussed in Note K to the Consolidated Financial Statements.  We had no variable interest entity or special purpose entity agreements during 2016 or 2015.

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

The following lists the most critical accounting estimates used in preparing the Consolidated Financial Statements which require us to use significant judgment and estimates of amounts that are inherently uncertain:

•
Goodwill and Indefinite-lived Intangible Assets – At December 3, 2016 we had $581.8 million of goodwill and indefinite-lived intangible assets, representing 33.5% of our total assets. At November 28, 2015 we had $581.8 million of goodwill and indefinite-lived intangible assets, representing 32.0% of our total assets. We review goodwill for impairment annually during the fourth quarter and more often if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  These reviews of fair value involve judgment and estimates of discount rates, terminal values, transaction multiples and future cash flows for the reporting units that may be impacted by future sales and operating results for the reporting units, market conditions and worldwide economic conditions.  All goodwill is allocated to a reporting unit component at the time of acquisition.  We have determined that the reporting unit components meet the criteria for aggregation into four reporting units.  These reporting units are aggregated based upon similar economic characteristics, nature of products and services, nature of production processes, type of customers and distribution methods.  In performing our impairment reviews, we estimated the fair values of the aggregated reporting units using a present value method that discounted future cash flows using market participant based assumptions.  We further analyzed various discount rates, transaction and capital market multiples and cash flows for aggregated reporting units to assess the reasonableness of our estimates and assumptions. Using the relief-from-royalty method, we assess our trademarks and trade names for impairment on an annual basis during the fourth quarter or more often if an event occurs or changes in circumstances indicate that the carrying amount of indefinite-lived intangible assets may not be recoverable. These reviews of fair value involve judgment and estimates, including projected revenues, royalty rates and discount rates.  We believe our valuation techniques and assumptions are reasonable for this purpose.  We have not materially changed our methodology for valuing goodwill and indefinite-lived intangible assets.  The results of our analysis performed as of December 3, 2016 indicated that the estimated fair value of each reporting unit and indefinite-lived intangible asset was substantially in excess of its carrying value and, accordingly, no impairment existed. There were no goodwill or indefinite-lived intangible asset impairment charges recorded in fiscal years 2016, 2015 or 2014.

•
Definite-lived Intangible Assets – At December 3, 2016 we had $224.0 million of definite-lived intangible assets, net of accumulated amortization, representing 12.9% of our total assets. At November 28, 2015 we had $253.6 million of definite-lived intangible assets, net of accumulated amortization, representing 13.9% of our total assets. We review definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the definite-lived intangible assets may not be recoverable. There were no definite-lived intangible asset impairment charges recorded in fiscal years 2016, 2015 or 2014.

•
Allowance for Losses on Accounts Receivable – Allowances for losses on customer accounts receivable balances are estimated based on economic conditions in the industries to which we sell and on historical experience by evaluating specific customer accounts for risk of loss, fluctuations in amounts owed and current payment trends.  Our concentration of risk is also monitored and at the end of 2016, the largest outstanding customer account balance was $19.6 million and the five largest account balances totaled $37.8 million.  The allowances provided are estimates that may be impacted by economic and market conditions which could have an effect on future allowance requirements and results of operations.

•
Pensions – Our pension net periodic benefit expense and related obligations are determined using a number of significant actuarial assumptions, including those related to discount rates, long-term rates of return on pension plan assets and rates of compensation increases.  The discount rate assumption is intended to reflect the rate at which the pension benefit obligations could be effectively settled on the measurement date, taking into account the nature and duration of the benefit obligations of the plans. The discount rates used for each plan were based on the Citigroup Pension Discount Curve.  The projected benefit payments in each year were discounted using the appropriate spot rate from the curve.  For each plan, a single discount rate was determined that produced the same total discounted value.  That rate, rounded to 25 basis points, was the discount rate selected for the plan.  At December 3, 2016 the 3.8% discount rate used for the qualified plans for U.S. employees and the 3.38% discount rate used for the non-qualified plans for U.S. employees were selected as the best estimates of the rates at which the benefit obligations could be effectively settled on the measurement date taking into account the nature and duration of the benefit obligations of the plans using high-quality fixed-income investments currently available (rated Aa or better) and expected to be available during the period to maturity of the benefits.  The 5.5% expected return on plan assets at December 3, 2016 was determined based on historical long-term investment returns as well as future expectations given target investment asset allocations and current economic conditions.  The 4.0% rate of compensation increase represents the long-term assumption for expected increases in salaries among continuing active participants accruing benefits under the qualified plan.  The mortality table for the qualified plans is determined based on the actuarial table that is most reflective of the expected mortality of the plan participants.  The mortality table adopted (RP 2014 blend with MP-2016 mortality improvement scale) was developed for pension plans by a Society of Actuaries study.  The mortality table used for the nonqualified pension plan is specified by the plan agreement.  The assumptions are similarly determined for each pension obligation.  Actual results and future obligations will vary based on changes in interest rates, stock and bond market valuations and employee compensation.

In 2017, a 0.25% reduction in the discount rate would result in additional expense of approximately $0.3 million and a 0.25% reduction in the expected return on plan assets would result in additional expense of approximately $0.4 million for our qualified defined benefit pension plans for U.S. covered employees.  Interest rates and pension plan valuations may vary significantly based on worldwide economic conditions and asset investment decisions.  The unrecognized net actuarial loss of $63.0 million at year-end 2016 is due primarily to changes in assumptions related to discount rates and expected asset returns compared to actual asset returns.  This actuarial loss will be recognized as pension expense in the future over the average remaining service period of the employees in the plans.  See Note L to the Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 (fiscal year 2018 for the Company). Subsequently, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date," that moves the effective date out one year (fiscal 2019 for the Company). In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09 and the related amendments and early adoption of one year prior to the required effective date is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issue costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. Amortization of such costs is still reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company), but early adoption is allowed. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issue costs related to a line of credit arrangement as an asset and subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company had unamortized debt issue costs of $2.0 million and $2.8 million at November 30, 2016 and November 30, 2015, respectively. The Company will adopt the new guidance in the first quarter of fiscal 2017. Upon adoption, long-term debt issuance costs will be reclassified from other long-term assets to long-term debt on the Consolidated Balance Sheets.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 (fiscal year 2018 for the Company). The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. Subsequently, in November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB Emerging Issues Task Force," which clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU 2016-15 and ASU 2016-18 are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company) The Company does not expect the adoption of ASU 2016-15 or ASU 2016-18 to have a material impact on its Consolidated Financial Statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory," which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-16 on its Consolidated Financial Statements.

Forward Looking Statements

This 2016 Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements made in this 2016 Form 10-K, other than statements of historical fact, are forward-looking statements.  You can identify these statements from use of the words “may,” “should,” “could,” “potential,” “continue,” “plan,” “forecast,” “estimate,” “project,” “believe,” “intent,” “anticipate,” “expect,” “target,” “is likely,” “will,” or the negative of these terms, and similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may include, among other things:

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

•
statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including the acquisitions of FibeRio, TDC, Filter Resources, the Stanadyne business, the GE Air Filtration business and the Bekaert business;

•
statements regarding our current cost structure positions and ability to capitalize on anticipated development and growth initiatives, including the expansion of facilities and other planned capital expenditures;

•	statements relating to our research and development activities, including the development of new products and filter media;

•	statements related to future dividends or repurchases of our common stock;

•	statements related to tax positions and unrecognized tax benefits;

•	statements related to future repatriation or reinvestment of foreign earnings;

•	statements related to our cash resources and borrowing capacity under the Credit Facility;

•	statements related to cost savings or restructuring initiatives;

•	statements regarding anticipated contributions and other payments pursuant to our pension plans and for other post-retirement benefits;

•	statements related to potential liability for environmental matters;

•	statements related to pending claims or litigation;

•	statements relating to the availability of raw materials and other supplies;

•	statements related to the pending Parker-Hannifin transaction; and

•	any other statements or assumptions that are not historical facts.

We believe that our expectations are based on reasonable assumptions. However, these forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. The Company's past results of operations do not necessarily indicate its future results. The Company's future results may differ materially from the Company's past results as a result of various risks and uncertainties, including, but not limited to, risks associated with global and national macroeconomic pressures, trends with respect to the health of the markets we serve, including with respect to challenging market conditions in various markets in the Engine/Mobile Filtration segment and the Industrial/Environmental Filtration segment, our ability to execute upon long-term strategic growth initiatives, ongoing cost savings and restructuring initiatives (including that the costs associated with any such initiatives may be greater than anticipated, that we may be unable to realize anticipated cost savings or other contemplated benefits, and that such initiatives may adversely impact our business), customer concentration issues in certain geographic locations and in respect of certain of our businesses, our ability to integrate the businesses we have acquired, currency fluctuations, particularly increases or decreases in the U.S. dollar against other currencies, commodity price increases and/or limited availability of raw materials and component products, including steel, compliance costs associated with environmental laws and regulations, political factors, our international operations, highly competitive markets, governmental laws and regulations, potential information systems interruptions and intrusions, potential global events resulting in instability and unpredictability in the world's markets, including financial bailouts of sovereign nations, political changes, military and terrorist activities, health outbreaks and other factors, changes in accounting standards or adoption of new accounting standards, adverse effects of natural disasters, legal challenges with respect to intellectual property, product liability exposure, changes in tax rates or exposure to additional income tax liabilities, potential labor disruptions, the impact on the Company's business and results of operations from developments related to the potential exit of the United Kingdom from the European Union, our potential inability to realize the anticipated benefits of the strategic supply partnership with GE, other risks discussed in the "Risk Factors" section of this 2016 Form 10-K and other risks detailed from time to time in our filings with the SEC. In addition, there are various risks and uncertainties associated with the pending Parker-Hannifin transaction, including but not limited to, the occurrence of any event, change or other circumstances that could delay the closing of the pending Parker-Hannifin transaction; the possibility of non-consummation of the pending Parker-Hannifin transaction and termination of the Parker-Hannifin merger agreement; the risk that the Company could be required to pay a termination fee of $113.0 million to Parker-Hannifin under certain circumstances pursuant to the terms of the Parker-Hannifin merger agreement; the failure to obtain Company stockholder approval of the pending Parker-Hannifin transaction or to satisfy any of the other conditions to the Parker-Hannifin merger agreement; the possibility that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval in connection with the pending Parker-Hannifin transaction; the risk that stockholder litigation in connection with the pending Parker-Hannifin transaction may affect the timing or occurrence of the pending Parker-Hannifin transaction or result in significant costs of defense, indemnification and liability; the significant transaction costs which have been and may continue to be incurred by the Company related to the pending Parker-Hannifin transaction; and other potential risks to the Company associated with any failure to close the Parker-Hannifin transaction, including the potential distraction of employee and management attention during the pendency of the merger, uncertainty about the effect of the pending Parker-Hannifin transaction on the Company’s relationships with employees, potential and existing customers and suppliers and other parties, and the impact that the failure of the pending Parker-Hannifin transaction to close could have on the trading price of shares of Company common stock and the Company’s operating results.

You should not place undue reliance on any forward-looking statements.  These statements speak only as of the date of this 2016 Form 10-K.  Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking or other statements included in this 2016 Form 10-K, whether as a result of new information, future events, changed circumstances or any other reason.

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

Interest Rates

We are exposed to changes in interest rates, primarily due to our financing and cash management activities, which include long and short-term debt as well as cash, cash equivalents and certain short-term, highly liquid investments.  Interest rate fluctuations could affect earnings, cash flows or the fair value of our financial liabilities.  Our debt obligations are primarily at variable rates and are denominated in U.S. dollars.  To minimize the long-term costs of borrowing, we manage our interest rate risk by monitoring trends in rates as a basis for determining whether to enter into fixed rate or variable rate agreements and the duration of such agreements. From time-to-time, we have also made use of derivative financial instruments to manage certain interest rate risks, although we did not utilize any such derivative financial instruments in 2016 or 2015.  The $192.5 million of outstanding Term Loans at December 3, 2016 and the $85.0 million of borrowings outstanding at December 3, 2016 on the Revolving Credit Facility bear interest at variable interest rates that fluctuate with market rates. In 2016, a hypothetical 1% increase in the interest rates that apply to the Term Loans and the borrowings outstanding on the Revolving Credit Facility could cause our annual interest expense to increase by approximately $2.9 million. Our return on cash and cash equivalents is also subject to interest rate risk.  Based upon the $134.9 million in cash and cash equivalents at the end of 2016, a hypothetical 0.25% change in interest rates could impact annual interest income by approximately $0.3 million.  These hypothetical changes in interest expense and interest income would increase or decrease as cash and cash equivalents increase or decrease.

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

When we acquired CLARCOR Industrial Air in 2014, approximately $50.0 million of the $260.3 million purchase price was paid through a U.K. subsidiary of the Company, using funds advanced from one of our U.S. subsidiaries through a European holding company. We intend to settle the underlying inter-company advances in cash. Therefore, we are exposed to translation risk from changes in foreign currency rates on the outstanding inter-company advances. In 2016 and 2015 we made use of foreign currency forward contracts to manage this translational foreign exchange risk on outstanding balances of $11.9 million and $36.3 million at December 3, 2016 and November 28, 2015, respectively. From time to time, we also use foreign currency forward contracts to hedge against changes in foreign currency exchange rates on certain unrecognized firm sales commitments expected to be settled at future dates. Market risk arises from the potential adverse effects on the value of derivative instruments that result from a change in foreign currency exchange rates. We mitigate this market risk by establishing and monitoring parameters that limit the types and degrees of market risk that may be undertaken. We enter into derivative instruments for risk management purposes only. We do not hold or issue derivatives for trading or speculative purposes. For more information on derivative instruments and hedging activities, see Note G in the Notes to Consolidated Financial Statements.

We are also exposed to transaction risk from changes in foreign currency rates through sales and purchasing transactions when we sell products in functional currencies different from the currency in which product and manufacturing costs were incurred. The functional currencies of our worldwide facilities primarily include U.S. Dollar, Euro, British Pound Sterling, Canadian Dollar, Chinese Yuan Renminbi, Australian Dollar, Malaysian Ringgit, Mexican Peso, Brazilian Real, Moroccan Dirham and South African Rand. As these currencies fluctuate against each other, and other currencies, we are exposed to foreign currency transaction risk on sales and purchasing transactions. Foreign currency exchange rate risk is reduced through the maintenance of local production facilities in several markets that we serve, which we believe creates a natural hedge to our foreign currency exchange rate risk. In 2016, the percentages of our net sales denominated in a currency other than the U.S. Dollar were as follows:

Percentage of 2016 Net Sales
Functional currency:
British Pound	6%
Euro	5%
Chinese Yuan	3%
Canadian Dollar	2%
All other foreign currencies	6%
22%

Currency exchange rates vary daily and often one currency strengthens against the U.S. Dollar while another currency weakens.  Because of the complex interrelationship of the worldwide supply chains and distribution channels, it is difficult to quantify the impact of a particular change in exchange rates.  However, if the U.S. Dollar strengthened or weakened 10% relative to the currencies where our foreign income and cash flows are derived, the estimated effect on operating profit would be approximately $5.0 million based upon 2016 results. The effect of changes in the average foreign currency translation rates in 2016 compared to 2015 unfavorably impacted our operating profit by approximately $3.5 million in 2016.

Commodity Prices

We are exposed to changing commodity prices, including but not limited to, steel, filter media, resins and other chemicals. Historically, since a large majority of our business units deal with aftermarket customers (as opposed to first-fit or OEM customers) where we have greater control of pricing, we have generally been able to successfully pass significant commodity price increases onto our customers. In addition, due to the nature of our aftermarket filtration products, we believe our customer demand is rather inelastic, meaning reasonable price increases do not significantly impact customer demand. In addition, our business units which manufacture filtration vessels or systems are typically able to time customer price quotations with steel purchases and are able to base quotations on actual steel costs. If we were not able to pass through commodity price increases to our customers, we estimate a 1% increase in the price of all the commodities we purchase would increase cost of sales and decrease operating profit by approximately $5.5 million based upon 2016 results.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements, the Notes thereto and the report thereon of PricewaterhouseCoopers LLP, an independent registered public accounting firm, required hereunder with respect to the Company and its consolidated subsidiaries are included in this 2016 Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 3, 2016, the end of the period covered by this 2016 Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company.  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 3, 2016.

There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 3, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 3, 2016, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 of this 2016 Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

To the extent required, the Company will include the information required by Part III, Item 10, except as otherwise provided in the paragraph below, in an amendment to this 2016 Form 10-K to be filed with the SEC within 120 days of the Company’s fiscal year ended December 3, 2016.

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

Item 11. Executive Compensation.

To the extent required, the Company will include the information required by Part III, Item 11 in the amendment to this 2016 Form 10-K to be filed with the SEC within 120 days of the Company’s fiscal year ended December 3, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent required, the Company will include the information required by Part III, Item 12 in the amendment to this 2016 Form 10-K to be filed with the SEC within 120 days of the Company’s fiscal year ended December 3, 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

To the extent required, the Company will include the information required by Part III, Item 13 in the amendment to this 2016 Form 10-K to be filed with the SEC within 120 days of the Company’s fiscal year ended December 3, 2016.

Item 14. Principal Accounting Fees and Services.

To the extent required, the Company will include the information required by Part III, Item 14 in the amendment to this 2016 Form 10-K to be filed with the SEC within 120 days of the Company’s fiscal year ended December 3, 2016.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

(a)(2) Financial Statement Schedule

II. Valuation and Qualifying Accounts and Reserves	F-50

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

2.4
Agreement and Plan of Merger, dated as of December 1, 2016, by and among the Company, Parker and Merger Sub. Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement relating to the pending Parker-Hannifin transaction filed on January 20, 2017.

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
10.4(c)
Form of Change of Control Agreement with Jacob Thomas and Keith White. Incorporated by reference to Exhibit 10.4(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2015. +

10.5(b)
The registrant’s 2004 Incentive Plan (the “2004 Plan”). Incorporated by reference to Exhibit A to the Company’s Proxy Statement dated February 20, 2003 for the Annual Meeting of Shareholders held on March 24, 2003. +

10.5(c)	Amendment to the 2004 Plan. Incorporated by reference to Exhibit 10.5(c) to the Company’s Annual Report for the fiscal year ended November 29, 2003. +
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

10.7
Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including grants to executive officers, made under the 2004 Plan. Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 2, 2006 (the “2006 10-K”). +

10.7(a)
Form of Stock Option Agreement used by Company for certain executive officers and certain other senior members of Company management receiving stock option awards made under the 2004 Plan. Incorporated by reference to Exhibit 10.7(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 1, 2007. +

10.7(b)
Form of Agreement for the Issuance of Restricted Stock Units used by Company for all employees receiving restricted stock units, including executive officers, made under the 2004 Plan.   Incorporated by reference to Exhibit 10.7(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended November 28, 2009. +

10.7(c)
Form of Stock Option Agreement used by Company for all employees receiving stock option awards, including grants to executive officers, made under the 2009 Plan and the 2014 Plan. Incorporated by reference to Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2013. +

10.7(d)
Form of Agreement for the Issuance of Restricted Stock Units used by Company for all employees receiving restricted stock units, including executive officers, made under the 2009 Plan and the 2014 Plan. Incorporated by reference to Exhibit 10.7(d) to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2013. +

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

*10.10	Summary of Compensation Paid to Non-Employee Directors and Executive Officers. +
10.11	CLARCOR Inc. 2014 Incentive Plan (the “2014 Plan”). Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 26, 2014. +
10.11(a)
Form of Agreement for the Issuance of Performance-Based Restricted Stock Units used by the Company for executive officers and certain other senior members of Company management receiving performance-based restricted stock units, made under the 2014 Incentive Plan. Incorporated by reference to Exhibit 10.7(e) to the Company's Quarterly Report on Form 10-Q filed March 20, 2015. +

*10.12	Form of Agreement for the Issuance of Restricted Stock Units for all employees receiving restricted stock units, including executive officers, in fiscal 2017, made under the 2014 Plan. +
*12.1	Statement Re Computation of Certain Ratios.
*13	The “11-Year Financial Review.”
*21	Subsidiaries of the Registrant.
*23	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Christopher L. Conway, President and Chief Executive Officer of the Company, pursuant to Rule13a-14(a) of the Exchange Act.
*31.2	Certification of David J. Fallon, Chief Financial Officer and Chief Accounting Officer of the Company, pursuant to Rule 13a-14(a) of the Exchange Act.
*32.1	Certification of Christopher L. Conway, President and Chief Executive Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
*32.2	Certification of David J. Fallon, Chief Financial Officer and Chief Accounting Officer of the Company, pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase
**101.LAB	XBRL Taxonomy Extension Label Linkbase
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase
**101.DEF	XBRL Taxonomy Extension Definition Linkbase
____________________________
*    Filed or furnished herewith.
**    Submitted electronically with this 2016 Annual Report on Form 10-K
+    Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 27, 2017

CLARCOR Inc.
(Registrant)
By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway
Chairman of the Board, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 27, 2017	By:	/s/ CHRISTOPHER L. CONWAY
Christopher L. Conway Chairman of the Board, President & Chief Executive Officer

Date: January 27, 2017	By:	/s/ DAVID J. FALLON
David J. Fallon Chief Financial Officer & Chief Accounting Officer

Date: January 27, 2017	By:	/s/ JAMES W. BRADFORD, JR.
James W. Bradford, Jr. Director

Date: January 27, 2017	By:	/s/ ROBERT J. BURGSTAHLER
Robert J. Burgstahler Director

Date: January 27, 2017	By:	/s/ WESLEY M. CLARK
Wesley M. Clark Director

Date: January 27, 2017	By:	/s/ NELDA CONNORS
Nelda Connors Director

Date: January 27, 2017	By:	/s/ PAUL DONOVAN
Paul Donovan Director

Date: January 27, 2017	By:	/s/ MARK A. EMKES
Mark A. Emkes Director

Date: January 27, 2017	By:	/s/ THOMAS W. GIACOMINI
Thomas W. Giacomini Director

Date: January 27, 2017	By:	/s/ ROBERT H. JENKINS
Robert H. Jenkins Director

Date: January 27, 2017	By:	/s/ PHILLIP R. LOCHNER, JR.
Phillip R. Lochner, Jr. Director

Date: January 27, 2017	By:	/s/ JAMES L. PACKARD
James L. Packard Director

CLARCOR Inc.
CONSOLIDATED FINANCIAL STATEMENTS
For the years ended November 30,
2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CLARCOR Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of CLARCOR Inc. and its subsidiaries at December 3, 2016 and November 28, 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 3, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Nashville, Tennessee
January 27, 2017

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
For the years ended November 30, 2016, 2015 and 2014
(Dollars in thousands except share data)

	2016	2015	2014
Net sales	$1,389,573	$1,481,026	$1,512,854
Cost of sales	927,674	992,397	1,015,819
Gross profit	461,899	488,629	497,035

Selling and administrative expenses	281,011	290,682	286,607
Operating profit	180,888	197,947	210,428

Other income (expense):
Interest expense	(7,538)	(5,629)	(3,700)
Interest income	551	443	420
Other, net	27,705	5,204	4,415
	20,718	18	1,135

Earnings before income taxes	201,606	197,965	211,563
Provision for income taxes	62,216	63,052	67,380

Net earnings	139,390	134,913	144,183

Net earnings attributable to noncontrolling interests, net of tax	(124)	(209)	(99)

Net earnings attributable to CLARCOR Inc.	$139,266	$134,704	$144,084

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.86	$2.70	$2.86
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.84	$2.67	$2.83

Weighted average number of shares outstanding - Basic	48,690,560	49,981,118	50,405,549
Weighted average number of shares outstanding - Diluted	49,059,758	50,429,454	50,871,249

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
For the years ended November 30, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Net earnings	$139,390	$134,913	$144,183

Other comprehensive income:

Pension and other postretirement benefits liability adjustments, net of deferred taxes of $1,779, $(1,163) and $4,645, respectively	(3,148)	1,664	(7,789)
Foreign currency translation loss	(31,639)	(35,636)	(16,477)
Net gain on hedging derivatives	177	—	—

Comprehensive earnings	104,780	100,941	119,917

Comprehensive loss (earnings) attributable to non-redeemable noncontrolling interests	38	(59)	(184)
Comprehensive loss attributable to redeemable noncontrolling interests	—	155	249

Comprehensive earnings attributable to CLARCOR Inc.	$104,818	$101,037	$119,982

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED BALANCE SHEETS
November 30, 2016 and 2015
(Dollars in thousands except share data)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$134,878	$101,529
Accounts receivable, less allowance for losses of $10,593 for 2016 and $14,765 for 2015	229,762	258,280
Inventories	237,627	274,825
Income taxes receivable	1,237	3,781
Prepaid expenses and other current assets	21,842	26,380
Total current assets	625,346	664,795

Property, plant and equipment, at cost, less accumulated depreciation	294,602	301,019
Asset held for sale	533	533
Goodwill	502,908	506,265
Acquired intangibles, less accumulated amortization	302,901	329,155
Deferred income taxes	3,157	3,651
Other noncurrent assets	9,645	13,038
Total assets	$1,739,092	$1,818,456
LIABILITIES
Current liabilities:
Current portion of long-term debt	$17,700	$7,788
Accounts payable	89,303	87,546
Accrued liabilities	94,894	106,410
Income taxes payable	1,913	1,956
Total current liabilities	203,810	203,700

Long-term debt, less current portion	267,753	397,368
Long-term pension and postretirement healthcare benefits liabilities	37,175	31,577
Deferred income taxes	75,147	64,908
Other long-term liabilities	13,694	10,438
Total liabilities	597,579	707,991

Contingencies (Note N)

SHAREHOLDERS' EQUITY
Capital stock:
Preferred, par value $1, authorized 5,000,000 shares, none issued	—	—
Common, par value $1, authorized 120,000,000 shares, issued 48,567,471 for 2016 and 49,110,898 for 2015	48,567	49,111
Capital in excess of par value	—	—
Accumulated other comprehensive loss	(122,662)	(88,052)
Retained earnings	1,214,922	1,148,510
Total CLARCOR Inc. equity	1,140,827	1,109,569
Noncontrolling interests	686	896
Total shareholders' equity	1,141,513	1,110,465
Total liabilities and shareholders' equity	$1,739,092	$1,818,456

 The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2016, 2015 and 2014
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total
Balance, November 30, 2013	50,370,541	$50,371	$22,278	$(29,814)	$989,013	$1,031,848	$1,025	$1,032,873
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	144,084	144,084	233	144,317
Other comprehensive loss (excludes redeemable noncontrolling interests)	—	—	—	(24,266)	—	(24,266)	(49)	(24,315)
Stock options exercised	322,473	322	10,416	—	—	10,738	—	10,738
Tax benefit applicable to stock options	—	—	2,668	—	—	2,668	—	2,668
Tax benefit applicable to restricted stock	—	—	101	—	—	101	—	101
Issuance and expense of stock under award plans	47,186	47	2,441	—	—	2,488	—	2,488
Purchase and retire stock	(535,703)	(536)	(32,286)	—	—	(32,822)	—	(32,822)
Stock option expense	—	—	5,026	—	—	5,026	—	5,026
Cash dividends - $0.7100 per common share	—	—	—	—	(35,805)	(35,805)	(166)	(35,971)
Balance, November 30, 2014	50,204,497	$50,204	$10,644	$(54,080)	$1,097,292	$1,104,060	$1,043	$1,105,103
Net earnings (excludes redeemable noncontrolling interests)	—	—	—	—	134,704	134,704	228	134,932
Other comprehensive loss (excludes redeemable noncontrolling interests)	—	—	—	(33,972)	—	(33,972)	(169)	(34,141)
Stock options exercised	176,103	176	6,432	—	—	6,608	—	6,608
Tax benefit applicable to stock options	—	—	1,032	—	—	1,032	—	1,032
Tax benefit applicable to restricted stock	—	—	215	—	—	215	—	215
Issuance and expense of stock under award plans	62,239	62	3,147	—	—	3,209	—	3,209
Purchase and retire stock	(1,331,941)	(1,331)	(26,845)	—	(42,601)	(70,777)	—	(70,777)
Stock option expense	—	—	5,375	—	—	5,375	—	5,375
Other	—	—	—	—	87	87	—	87
Cash dividends - $0.8200 per common share	—	—	—	—	(40,972)	(40,972)	(206)	(41,178)
Balance, November 30, 2015	49,110,898	$49,111	$—	$(88,052)	$1,148,510	$1,109,569	$896	$1,110,465

			(Continued)

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended November 30, 2016, 2015 and 2014
(Dollars in thousands except share data)

	CLARCOR Inc. Shareholders
	Common Stock			Accumulated Other Comprehensive Loss
	Issued		Capital in Excess of Par Value			Total CLARCOR Inc. Equity	Non- controlling Interests
	Number of Shares	Amount			Retained Earnings			Total
Balance, November 30, 2015	49,110,898	$49,111	$—	$(88,052)	$1,148,510	$1,109,569	$896	$1,110,465
Net earnings (excludes redeemable noncontrolling interests)			—	—	139,266	139,266	124	139,390
Other comprehensive loss (excludes redeemable noncontrolling interests)			—	(34,610)	—	(34,610)	(162)	(34,772)
Stock options exercised	782,237	782	32,073	—	—	32,855	—	32,855
Tax benefit applicable to stock options	—	—	2,006	—	—	2,006	—	2,006
Tax provision applicable to restricted stock	—	—	(109)	—	—	(109)	—	(109)
Issuance and expense of stock under award plans	65,040	65	6,743	—	—	6,808	—	6,808
Purchase and retire stock	(1,385,401)	(1,386)	(44,030)	—	(28,485)	(73,901)	—	(73,901)
Stock option expense	—	—	3,317	—	—	3,317	—	3,317
Other	(5,303)	(5)	—	—	6	1	—	1
Cash dividends - $0.9100 per common share	—	—	—	—	(44,375)	(44,375)	(172)	(44,547)
Balance, November 30, 2016	48,567,471	$48,567	$—	$(122,662)	$1,214,922	$1,140,827	$686	$1,141,513

The accompanying notes are an integral part of the consolidated financial statements.

CLARCOR Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended November 30, 2016, 2015 and 2014
(Dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net earnings	$139,390	$134,913	$144,183
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	34,022	31,075	30,065
Amortization	24,580	25,528	20,362
Other noncash items	(4,337)	(268)	995
Net loss (gain) on disposition of assets	927	(2,144)	67
Net gain on disposition of J.L. Clark	—	(12,132)	—
Impairment of investments	—	6,729	—
Bargain purchase gain	—	—	(2,815)
Stock-based compensation expense	6,507	9,093	7,278
Excess tax benefit from stock-based compensation	(2,194)	(1,246)	(2,769)
Deferred income taxes	6,126	3,452	911
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	27,679	31,782	(28,748)
Inventories	36,416	(22,058)	(7,846)
Prepaid expenses and other current assets	3,151	(13,490)	(7,004)
Other noncurrent assets	1,903	(10,809)	(2,384)
Accounts payable, accrued liabilities and other liabilities	(2,188)	(18,221)	2,591
Pension and postretirement healthcare liabilities, net	941	1,207	915
Income taxes	12,475	(9,666)	545
Net cash provided by operating activities	285,398	153,745	156,346

Cash flows from investing activities:
Restricted cash	(143)	—	1,339
Business acquisitions, net of cash acquired	(19,299)	(20,882)	(595,328)
Business dispositions, net of cash paid	—	45,232	—
Payments for purchase of property, plant and equipment	(30,924)	(64,535)	(69,681)
Proceeds from disposition of plant assets	1,323	7,469	491
Investment in affiliates	—	(525)	(1,073)
Net cash used in investing activities	(49,043)	(33,241)	(664,252)

Cash flows from financing activities:
Net borrowings (payments) under revolving credit agreement	(112,000)	197,000	(50,000)
Borrowings under term loan facility	—	—	315,000
Payments on term loan facility	(7,500)	(195,000)	(20,000)
Payments on long-term debt, including business acquisition-related seller financing	(305)	(8,665)	(1,620)
Payments of financing costs	—	(50)	(752)
Sale of capital stock under stock option and employee purchase plans	34,075	8,106	12,076
Acquisition of noncontrolling interest	—	(1,239)	—
Payments for repurchase of common stock	(73,901)	(70,777)	(32,822)
Excess tax benefit from stock-based compensation	2,194	1,246	2,769
Dividend paid to noncontrolling interests	(172)	(206)	(166)
Cash dividends paid	(44,375)	(40,972)	(35,805)
Net cash (used in) provided by financing activities	(201,984)	(110,557)	188,680
Net effect of exchange rate changes on cash	(1,022)	(2,482)	1,728
Net change in cash and cash equivalents	33,349	7,465	(317,498)
Cash and cash equivalents, beginning of period	101,529	94,064	411,562
Cash and cash equivalents, end of period	$134,878	$101,529	$94,064

Cash paid during the period for interest	$6,762	$4,874	$3,028
Cash paid during the period for income taxes, net of refunds	$44,151	$70,146	$67,534

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

A.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

CLARCOR Inc. and its subsidiaries (collectively, the “Company” or “CLARCOR”) is a global provider of filtration products, filtration systems and services, and consumer and industrial packaging products.  As discussed further in Note Q, the Company has three reportable segments: Engine/Mobile Filtration, Industrial/Environmental Filtration and, formerly, Packaging. On June 27, 2015, the Company completed the disposition of J.L. Clark, Inc., which was the sole operating company within the Company's Packaging segment. The Consolidated Financial Statements include all domestic and foreign subsidiaries that were more than 50% owned and controlled as of each respective reporting period presented.  All intercompany accounts and transactions have been eliminated.

Pending Acquisition by Parker-Hannifin Corporation

On December 1, 2016, the Company entered into an Agreement and Plan of Merger (the “Parker-Hannifin merger agreement”) with Parker-Hannifin Corporation (“Parker-Hannifin”) and Parker Eagle Corporation, a wholly owned subsidiary of Parker-Hannifin (“Merger Sub”), pursuant to which, upon the closing of the merger, Merger Sub will cease to exist, and the Company will survive as a wholly owned subsidiary of Parker-Hannifin (the “pending Parker-Hannifin transaction”). Upon the closing of this merger, each share of the Company’s common stock, par value $1.00 per share (other than treasury stock and any shares of the Company’s common stock owned by the Company, Parker-Hannifin, Merger Sub, any of their wholly owned subsidiaries, or any person who properly demands statutory appraisal of their shares) will be converted into the right to receive an amount in cash equal to $83.00 without interest. Upon completion of the Merger, the Company's common stock will no longer be publicly traded and will be delisted from the New York Stock Exchange.

The pending Parker-Hannifin transaction is expected to be completed by the end of the first quarter of calendar year 2017, and is subject to customary closing conditions, including approval of the merger by the Company’s stockholders and receipt of applicable foreign regulatory approvals.

Accounting Period

The Company's fiscal year-end is the Saturday closest to November 30, typically resulting in a fifty-two week year, but occasionally giving rise to an additional week, resulting in a fifty-three week year.  The fiscal year ended December 3, 2016 was comprised of fifty-three weeks while the fiscal years ended November 28, 2015 and November 29, 2014 were both comprised of fifty-two weeks.  For clarity of presentation in the Consolidated Financial Statements, all fiscal years are shown to begin as of December 1 and end as of November 30.

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

Foreign Currency Translation and Transactions

Financial statements of foreign subsidiaries are translated into U.S. Dollars at current rates, except that revenues, costs, expenses and cash flows are translated at average rates during each reporting period and equity accounts are translated at historical rates.  Net exchange gains or losses resulting from the translation of foreign financial statements are presented in the Consolidated Statements of Comprehensive Earnings. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Other, net, included in Other income (expense), included net foreign currency transaction gains (losses) of $672, $(215), and $1,251 in fiscal years 2016, 2015 and 2014, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Cash and Cash Equivalents and Restricted Cash

Highly liquid investments with an original maturity of three months or less when purchased and that are readily saleable are considered to be cash and cash equivalents.  Restricted cash represents funds held in escrow and cash balances held by banks as collateral for certain guarantees of overseas subsidiaries.  Restricted cash classified as current corresponds to funds held in escrow that will be used within one year or guarantees that expire within one year.  The Company had $143 of current restricted cash recorded in prepaid expenses and other current assets as of November 30, 2016. The Company had no current restricted cash as of November 30, 2015. The Company had $1,294 of noncurrent restricted cash recorded in Other noncurrent assets as of November 30, 2016 and 2015, corresponding to guarantees and escrow agreements that expire longer than one year from the dates of the Consolidated Balance Sheets.

Cash and cash equivalents and restricted cash represent financial instruments with potential credit risk.  The Company mitigates the risk by investing the assets with institutions it believes to be financially sound.

Derivative Instruments and Hedging Activities

The Company is exposed to various market risks that arise from transactions entered into in the normal course of business, including market risks associated with changes in foreign currency exchange rates and changes in interest rates. The Company may make use of derivative instruments to manage certain such risks, including derivatives designated as accounting hedges and / or those utilized as economic hedges which are not designated as accounting hedges. The Company does not hold or issue derivatives for trading or speculative purposes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Inventories

Inventories are valued at the lower of cost or market primarily determined on the first-in, first-out (“FIFO”) method of inventory costing, which approximates current cost.  The Company periodically assesses its inventories for potential excess, slow movement and obsolescence and adjusts inventory values accordingly.  Inventories are summarized as follows:

	2016	2015
Raw materials	$90,606	$99,129
Work in process	30,872	43,907
Finished products	116,149	131,789
	$237,627	$274,825

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

Plant assets classified as held for sale are initially measured at the lesser of the assets' carrying amount or the fair value less costs to sell. Gains or losses are recognized for any subsequent changes in the fair value less cost to sell; however, gains are only recognized to the extent of cumulative losses previously recognized. Plant assets classified as Assets held for sale are not depreciated. As of November 30, 2016 and 2015, property, plant and equipment of $533 related to property held in Rockford, Illinois was classified as an Asset held for sale.

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

The Company recognizes an acquired intangible asset apart from goodwill whenever the asset arises from contractual or other legal rights, or whenever it is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability.  An intangible asset other than goodwill is amortized over its estimated useful life unless that life is determined to be indefinite.  Most of the Company’s trade names and trademarks have indefinite useful lives and are subject to impairment testing.  All other acquired intangible assets, including patents which have an average 14 year life, and other identifiable intangible assets with original lives ranging from 1 to 30 years, are being amortized using the straight-line method over the estimated periods to be benefited.  The Company reviews the lives of its definite-lived intangible assets at least annually during the fourth quarter, and if necessary, impairment losses are recognized if the carrying amount of an intangible asset subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

Impairment of Long-Lived Assets

The Company determines any impairment losses based on underlying cash flows related to specific groups of acquired long-lived assets, including plant assets, associated identifiable intangible assets and goodwill, when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For the years ended November 30, 2016, 2015 and 2014, the Company had no significant impairment losses related to plant assets, identifiable intangible assets and goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of tax, consists of foreign currency translation adjustments, unrecognized gains and losses related to the effective portion of cash flow hedges and pension related gains and losses, prior service costs and credits and any remaining transition amounts that have not yet been recognized through net periodic benefit costs.  Changes in Accumulated other comprehensive loss by component are as follows:

	Pension Benefits		Foreign Currency Translation Adjustments	Derivative Financial Instruments	Total
Balance at November 30, 2014, net of tax	$(37,667)		$(16,413)	$—	$(54,080)
Other comprehensive loss before reclassifications and tax	(637)	(a)	(35,636)	—	(36,273)
Tax benefit	257		—	—	257
Other comprehensive loss before reclassifications, net of tax	(380)		(35,636)	—	(36,016)
Reclassifications, before tax	3,464	(b)	—	—	3,464
Tax expense	(1,420)		—	—	(1,420)
Reclassifications, net of tax	2,044		—	—	2,044
Other comprehensive gain (loss), net of tax	1,664		(35,636)	—	(33,972)
Balance at November 30, 2015, net of tax	$(36,003)		$(52,049)	$—	$(88,052)
Other comprehensive (loss) gain before reclassifications and tax	(8,597)		(31,660)	385	(39,872)
Tax benefit (expense)	3,106		21	(139)	2,988
Other comprehensive (loss) gain before reclassifications, net of tax	(5,491)		(31,639)	246	(36,884)
Reclassifications, before tax	3,670	(b)	—	(108)	3,562
Tax benefit (expense)	(1,327)		—	39	(1,288)
Reclassifications, net of tax	2,343		—	(69)	2,274
Other comprehensive gain (loss), net of tax	(3,148)		(31,639)	177	(34,610)
Balance at November 30, 2016, net of tax	$(39,151)		$(83,688)	$177	$(122,662)

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

The Company uses the percentage of completion accounting revenue recognition method for qualifying contracts under which products are manufactured to customer specifications.  Approximately $37,075, $42,338 and $35,537 of the Company’s total revenue for fiscal years 2016, 2015 and 2014, respectively, was recognized under the percentage of completion accounting method. Project billings netted against inventory for projects in process were $2,167 as of November 30, 2016.  Revenue is recognized on contracts utilizing the percentage of completion method based on costs incurred as a percentage of estimated total costs.  Revenue recognized on uncompleted contracts in excess of amounts billed to customers is reflected as a current asset.  Amounts billed to customers in excess of revenue recognized on uncompleted contracts are reflected as a current liability. Unearned revenue and Unbilled accounts receivable are as follow:

	2016	2015
Unearned revenue	$7,790	$10,308
Unbilled accounts receivable	1,343	4,317

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

Research and Development

The Company charges research and development costs, relating to the development of new products or the improvement or redesign of its existing products, to expense when incurred.  These costs were approximately $26,345 in 2016, $21,650 in 2015 and $18,102 in 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

Guarantees

At November 30, 2016 and 2015, the Company had letters of credit totaling $18,191 and $24,581, respectively, issued to various government agencies, primarily related to industrial revenue bonds, and to insurance companies and other entities in support of its obligations.  The Company believes that no payments will be required resulting from these obligations.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The purpose of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The amendments in ASU 2014-09 require a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 (fiscal year 2018 for the Company). Subsequently, in August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date," that moves the effective date out one year (fiscal 2019 for the Company). In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Revenue Gross versus Net)," which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09 and the related amendments and early adoption of one year prior to the required effective date is permitted. The Company has not yet determined the potential effects of the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which requires that debt issue costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the amount of the debt liability, consistent with debt discounts and premiums. Amortization of such costs is still reported as interest expense. ASU 2015-03 is effective for fiscal years, and interim periods therein, beginning after December 15, 2015 (fiscal year 2017 for the Company), but early adoption is allowed. In August 2015, the FASB issued ASU 2015-15, "Presentation and Subsequent Measurement of Debt Issue Costs Associated with Line-of-Credit Arrangements." ASU 2015-15 supplements the requirements of ASU 2015-03 by allowing an entity to defer and present debt issue costs related to a line of credit arrangement as an asset and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

subsequently amortize the deferred costs ratably over the term of the line of credit arrangement. The Company had unamortized debt issue costs of $1,988 and $2,756 at November 30, 2016 and November 30, 2015, respectively. The Company will adopt the new guidance in the first quarter of fiscal 2017. Upon adoption, long-term debt issuance costs will be reclassified from other long-term assets to long-term debt on the Consolidated Balance Sheets.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The amendments in ASU 2015-11 requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016 (fiscal year 2018 for the Company). The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.
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
In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments," which aims to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. Subsequently, in November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230), Restricted Cash, a consensus of the FASB Emerging Issues Task Force," which clarifies the guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash or restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. ASU 2016-15 and ASU 2016-18 are effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company) The Company does not expect the adoption of ASU 2016-15 or ASU 2016-18 to have a material impact on its Consolidated Financial Statements.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory," which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 (fiscal year 2019 for the Company). The Company has not yet determined the potential effects of the adoption of ASU 2016-16 on its Consolidated Financial Statements.

B.    BUSINESS ACQUISITIONS, INVESTMENTS AND REDEEMABLE NONCONTROLLING INTERESTS

Business Acquisitions

FibeRio

On March 7, 2016, the Company acquired certain assets of FibeRio Technology Corporation (“FibeRio”), a technology company focused on the research, development and commercialization of performance fabric and filtration media, for a purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

price of approximately $11,918 consisting of $8,031 in cash and $3,887 in contingent earn-out liability. The assets of FibeRio were acquired primarily to expand the Company's capabilities in filtration media research and product development. Goodwill recorded in connection with the acquisition, which is deductible for tax purposes, represents the estimated future value of such opportunities. The assets acquired and the activities of FibeRio have been merged into the Company's Innovation Center, located near the Company's headquarters in Franklin, Tennessee, which supports the Company's global growth and innovation activities including research and development.

A contingent liability, ranging from $1,250 up to $17,000, for a potential earn-out payment to the former owners, based on sales of products generated by or through processes utilizing FibeRio's technology during the five years subsequent to the acquisition date, was initially recorded in Other long-term liabilities in the Consolidated Balance Sheet at its acquisition-date estimated fair value of $3,887. At November 30, 2016 the estimated fair value of the potential earn-out payments was adjusted to $3,732 based upon the most current earn-out projections as a reduction of Selling and administrative expenses.

An allocation of the purchase price to the assets acquired was made based on available information and incorporated management’s best estimates. Assets acquired in the transaction were recorded at their estimated acquisition date fair values, consisting primarily of $5,000 of in-process research and development, $3,023 of machinery and equipment, and $3,895 of goodwill.

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

An allocation of the purchase price to the assets acquired was made based on available information and incorporated management’s best estimates. Assets acquired in the transaction were recorded at their estimated acquisition-date fair values, consisting primarily of $3,200 of customer relationships, $2,400 of inventory, $1,926 of machinery and equipment, and $3,604 of goodwill.

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
A contingent liability for a potential earn-out payment to the former owners, based on adjusted earnings from certain capital projects, was initially recorded at its acquisition-date estimated fair value of $1,154 and was being accreted to its face value of $1,350 ratably through the conclusion of the earn-out period in 2016. The earn-out period expired in 2016 with a final earn-out payment of $6 which was paid in September 2016. The reduction to the contingent liability was offset as a reduction of Selling and administrative expenses and Interest expense in the Consolidated Statements of Earnings. There is no remaining contingent liability included in Accrued liabilities in the Consolidated Balance Sheet at November 30, 2016.
An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporated management's best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition-date fair values, while transaction costs associated with the acquisition were expensed as incurred. The allocation of the purchase price to assets acquired and liabilities assumed was finalized as of November 30, 2015. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition of Filter Resources:

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
	$10,880

Net sales and operating profit attributable to Filter Resources for 2016 were $23,205 and $3,466, respectively, and from December 17, 2014 (the date of the closing of the acquisition) through November 30, 2015 were $19,666 and $1,898, respectively.
CLARCOR Engine Mobile Solutions
On May 1, 2014, the Company acquired Stanadyne Corporation's diesel fuel filtration business (the “Stanadyne Business”) through the acquisition of the stock of Stanadyne Holdings, Inc. The business, which now operates as “CLARCOR Engine Mobile Solutions,” is a leading supplier of original equipment and replacement fuel filtration products, primarily for heavy-duty diesel engines used in off-road, agricultural and construction equipment applications.
CLARCOR Engine Mobile Solutions has approximately 200 employees and is headquartered in East Hartford, Connecticut, with manufacturing operations in Washington, North Carolina. Its results are included as part of the Company’s Engine/Mobile Filtration segment from the date of acquisition. The purchase price paid was approximately $327,719 in cash, which the Company funded with cash on hand, a $315,000 term loan and $10,000 borrowed under the Company’s revolving credit facility (see Note J).

An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporated management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. During the quarter ended May 30, 2015, the Company completed the allocation of the purchase price to the assets acquired and liabilities assumed and, as a result, retrospectively adjusted the valuation of certain assets and liabilities with a corresponding adjustment to goodwill as of the acquisition date. The retrospective adjustments were approximately $7,378 in aggregate and primarily related to updated deferred tax attributes based on the completion of the pre-acquisition tax return filings of the Stanadyne Business.

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
	$146,430

Net sales and operating profit attributable to CLARCOR Engine Mobile Solutions for the years ended November 30, 2016, November 30, 2015 and November 30, 2014 were as follows:

	2016	2015	2014
Net sales	$78,012	$88,255	$65,701
Operating profit	14,335	17,659	11,604
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
CLARCOR Industrial Air operates primarily in three markets — gas turbine filtration, industrial air filtration, and specialty membranes. In gas turbine filtration, CLARCOR Industrial Air designs high performance inlet filter houses and designs and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

manufacturers replacement filter elements for gas turbines used in a wide range of applications, including on-shore power generation plants, on-shore and off-shore oil and gas platforms and pipelines, distributed power generation and commercial and military marine applications. In industrial air filtration, CLARCOR Industrial Air designs and manufactures high performance filter elements for use in a variety of industries, sold to a wide range of customers under various trade names. The specialty membrane business designs and manufactures high performance membranes for apparel and microfiltration.
An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporated management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of February 28, 2015.

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

	Estimated	Weighted average	Amortization
Identifiable intangible assets	Value	Useful life	Method
Customer relationships	$77,300	13 years	Straight-line
Trade names	35,100	Indefinite	Not amortized
Developed technology	19,900	13 years	Straight-line
Backlog	670	Less than 1 Year	Accelerated
GE Transitional Trademark License	50	Less than 1 Year	Accelerated
	$133,020
Net sales and operating profit attributable to CLARCOR Industrial Air for the years ended November 30, 2016, November 30, 2015 and November 30, 2014 were as follows:

	2016	2015	2014
Net sales	$194,302	$208,036	$226,709
Operating profit	27,213	18,995	13,984

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Unaudited Pro Forma Results for CLARCOR giving effect to the acquisitions of CLARCOR Engine Mobile Solutions and CLARCOR Industrial Air
The following unaudited pro forma information for the twelve month period ended November 30, 2014 presents the combined results of operations of CLARCOR, CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions as if both acquisitions had been completed on the first day of fiscal 2013. The pro forma information is presented for informational purposes only and does not purport to be indicative of the results of operations or future results that would have been achieved if the acquisitions and related borrowings had taken place at the beginning of fiscal 2013. The pro forma information combines the historical results of CLARCOR with the historical results of CLARCOR Industrial Air and CLARCOR Engine Mobile Solutions for the period presented.
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

The unaudited pro forma results for the twelve months ended November 30, 2014 include adjustments to amortization charges for acquired intangible assets, depreciation expense, interest expense and transaction costs incurred, as well as adjustments to cost of sales related to the step-up of inventory to estimated acquisition-date fair values, other income and related tax effects. The unaudited pro forma results do not give effect to any synergies, operating efficiencies or cost savings that may result from these acquisitions. These pro forma amounts are based on an allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. The pro forma amounts include the Company’s determination of purchase accounting adjustments based on available information and certain assumptions that the Company believes are reasonable.

	Twelve Months Ended November 30, 2014
	CLARCOR Inc. As reported	CLARCOR Engine Mobile Solutions		CLARCOR Industrial Air		CLARCOR Inc. Pro forma
Net sales	$1,512,854	$46,837		$15,422		$1,575,113
Operating profit	210,428	17,677	(a)	8,814	(b)	236,919
Net earnings attributable to CLARCOR	144,084	10,485		6,551		161,120
Diluted earnings per share	$2.83	$0.21		$0.13		$3.17

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

An allocation of the purchase price to the assets acquired and liabilities assumed was made based on available information and incorporated management’s best estimates. Assets acquired and liabilities assumed in the transaction were recorded at their estimated acquisition date fair values, while transaction costs associated with the acquisition were expensed as incurred. The allocation of the purchase price to the assets acquired and liabilities assumed was finalized as of February 28, 2015. Acquired finite-lived intangible assets of $2,057 were recorded in connection with the purchase. The $2,815 excess of the fair value of the identifiable assets acquired and liabilities assumed over the purchase price was recorded as a bargain purchase gain and is included in “Other, net” income in the Consolidated Statements of Earnings for the year ended November 30, 2014. Prior to recording this gain, the Company reassessed its identification of assets acquired and liabilities assumed, including the use of independent valuation experts to assist the Company in appraising the personal property, real property and intangible assets acquired. The Company believes there were several factors that contributed to this transaction resulting in a bargain purchase gain, including the business falling outside of NV Bekaert SA’s core activities and historical losses incurred by the business.
Net sales and operating loss attributable to the Bekaert Business for the years ended November 30, 2016, November 30, 2015 and November 30, 2014 were as follows:

	2016	2015	2014
Net sales	$12,522	$11,824	$13,926
Operating profit (loss)	714	(387)	(21)
Investments

The Company owns 30.0% of BioProcess H2O LLC (“BPH”), a Rhode Island-based manufacturer of industrial waste water and water reuse filtration systems, with an original cost of $4,000.  The Company applies the equity method of accounting for this investment, under which the carrying value is adjusted each period to recognize the Company's share of the earnings or losses of BPH. Such adjustments are determined based on the Company's percentage of ownership, as well as the receipt of any dividends, and are included in Other, net income in the Consolidated Statements of Earnings. During the years ended November 30, 2016, 2015, and 2014 the Company did not make any additional investments in BPH or receive any dividends from BPH. Based on operating losses at BPH and other factors, including negative developments with respect to BioProcess Algae LLC as described below, during the three month period ended August 29, 2015 the Company determined that an other-than-temporary decrease in the value of its investment in BPH had occurred, and recorded an impairment charge of $2,720, included in Other, net in the Consolidated Statement of Earnings for the year ended November 30, 2015, reflecting the expected lack of recoverability of this investment.  The investment has a carrying amount of $0 at both November 30, 2016 and 2015.

The Company also owns 2.9% of BioProcess Algae LLC (“Algae”), a Delaware-based company developing technology to grow and harvest algae which can be used to consume carbon dioxide and also be used as a renewable energy source.  The Company applies the cost method of accounting for this investment, under which the Company recognizes dividends as income when received and reviews the cost basis of the investment for impairment if factors indicate that a decrease in value of the investment may have occurred. During the years ended November 30, 2016, 2015 and 2014, the Company invested an additional $0, $525 and $1,073, respectively, in Algae. The Company did not receive any dividends from Algae during the years ended November 30, 2016, 2015, and 2014. Based on business developments at Algae during the three months ended August 29, 2015, including a significant adverse change in the anticipated effectiveness and commercial scalability of Algae's technology platform, the Company evaluated the carrying value of the investment for impairment. The Company determined that an other-than-temporary impairment had occurred, and recorded an impairment charge of $3,802, included in Other, net in the Consolidated Statement of Earnings, for the year ended November 30, 2015, reflecting the expected lack of recoverability of this investment. The Company also wrote-off $207 of amounts due from Algae during 2015. The investment has a carrying amount of $0 at both November 30, 2016 and November 30, 2015.

Redeemable Noncontrolling Interests

In March 2007, the Company acquired an 80% ownership share in Sinfa SA ("SINFA"), a manufacturer of automotive and heavy-duty engine filters based in Casablanca, Morocco, which is included in the Engine/Mobile Filtration segment.  As part of the purchase agreement, the Company and the noncontrolling owners each had the option to require the purchase of the remaining 20% ownership share by the Company after December 31, 2012.  During the three month period ended May 30, 2015, the Company exercised its option and acquired the remaining 20% ownership share for approximately $1,239, following which SINFA became a wholly-owned subsidiary.  The difference between the amount paid and the carrying value of the noncontrolling interest was recorded to Retained earnings in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

C.    DISPOSITION OF J.L. CLARK

On June 27, 2015, the Company sold 100% of the outstanding shares of J.L. Clark, Inc. ("J.L. Clark") to CC Industries, Inc. ("CCI"), an affiliate of Chicago-based Henry Crown and Company, for $45,232 in cash (cash from CCI of $47,848 at closing, net of $745 cash divested and a post-closing adjustment of $1,871 related to the amount of working capital as of the closing date, as provided in the purchase agreement). Headquartered in Rockford, Illinois and with manufacturing facilities in Rockford, Illinois and Lancaster, Pennsylvania, J.L. Clark designs and manufactures specialty metal and plastic packaging for a variety of consumer products customers. Prior to its divestiture, J.L. Clark was the sole operating company within the Company's Packaging segment. The sale of J.L. Clark is consistent with the Company's strategic focus on being a global provider of filtration products, systems and services.
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
Net sales and operating profit, which approximates earnings before income taxes, for J.L. Clark for the years ended November 30, 2016, November 30, 2015 and November 30, 2014 (which, in the case of the year ended November 30, 2015, includes the period from December 1, 2014 to June 27, 2015, the date of closing of the disposition) were as follows:

	2016	2015	2014
Net sales	$—	$40,909	$75,949
Operating profit	—	2,143	4,712

D.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment included the following assets at November 30, 2016 and 2015:

	2016	2015
Land	$9,897	$10,211
Buildings and building fixtures	166,793	163,731
Machinery and equipment	398,863	379,955
Construction in process	25,251	33,457
	600,804	587,354
Accumulated depreciation	(306,202)	(286,335)
	$294,602	$301,019

At November 30, 2016 and 2015, additions to property, plant and equipment totaling $2,646 and $3,456, respectively, were included in Accounts payable and $2,081 and $2,854, respectively, were included in Accrued liabilities.  During the years ended November 30, 2016 and 2015, additions to property, plant and equipment of $103 and $258, respectively, were acquired under capitalized leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

E.    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

The following table reconciles the activity for goodwill by segment for fiscal years 2016 and 2015.  All goodwill is stated on a gross basis, as the Company has not recorded any impairment charges against goodwill.

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Corporate	Total
November 30, 2014	$216,114	$291,058	$—	$507,172
Acquisitions	(7,377)	11,938	—	4,561
Disposals and write-offs	—	(491)	—	(491)
Currency translation adjustments	(1,200)	(3,777)	—	(4,977)
November 30, 2015	$207,537	$298,728	$—	$506,265
Acquisitions and purchase accounting adjustments	—	3,604	3,895	7,499
Currency translation adjustments	(990)	(9,866)	—	(10,856)
November 30, 2016	$206,547	$292,466	$3,895	$502,908

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Corporate	Total
November 30, 2016
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$73,149	$—	$73,932
Other acquired intangibles, gross	—	—	5,000	5,000
Total indefinite lived intangible assets	$783	$73,149	$5,000	$78,932

Finite Lived Intangibles:
Trademarks - finite lived, gross	$274	$568	$—	$842
Accumulated amortization	(145)	(449)	—	(594)
Trademarks - finite lived, net	$129	$119	$—	$248

Customer relationships, gross	$139,381	$125,815	$—	$265,196
Accumulated amortization	(29,244)	(48,500)	—	(77,744)
Customer relationships, net	$110,137	$77,315	$—	$187,452

Other acquired intangibles, gross	$11,243	$59,832	$—	$71,075
Accumulated amortization	(3,085)	(31,721)	—	(34,806)
Other acquired intangibles, net	$8,158	$28,111	$—	$36,269

Total finite lived intangible assets, net	$118,424	$105,545	$—	$223,969
Acquired intangible assets, less accumulated amortization	$119,207	$178,694	$5,000	$302,901

	Engine/Mobile Filtration	Industrial/ Environmental Filtration	Corporate	Total
November 30, 2015
Indefinite Lived Intangibles:
Trademarks - indefinite lived	$783	$74,779	$—	$75,562
Other acquired intangibles, gross	—	—	—	—
Total indefinite lived intangible assets	$783	$74,779	$—	$75,562

Finite Lived Intangibles:
Trademarks - finite lived, gross	$274	$568	$—	$842
Accumulated amortization	(132)	(435)	—	(567)
Trademarks - finite lived, net	$142	$133	$—	$275

Customer relationships, gross	$139,476	$130,032	$—	$269,508
Accumulated amortization	(18,680)	(38,975)	—	(57,655)
Customer relationships, net	$120,796	$91,057	$—	$211,853

Other acquired intangibles, gross	$11,243	$60,565	$—	$71,808
Accumulated amortization	(1,985)	(28,358)	—	(30,343)
Other acquired intangibles, net	$9,258	$32,207	$—	$41,465

Total finite lived intangible assets, net	$130,196	$123,397	$—	$253,593
Acquired intangible assets, less accumulated amortization	$130,979	$198,176	$—	$329,155

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

Amortization expense for the fiscal years ended:
2016	$24,580
2015	25,528
2014	20,362

Estimated amortization expense for the next five fiscal years:
2017	$24,327
2018	23,747
2019	23,528
2020	23,249
2021	23,092

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Assets or liabilities that have recurring fair value measurements are shown below:

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2016
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$286	$286	$—	$—
Mutual fund investments - bonds	288	288	—	—
Cash and equivalents	18	18	—	—
Total restricted trust	$592	$592	$—	$—

FibeRio contingent earn-out, included in Accrued liabilities	$3,732	$—	$—	$3,732

Foreign exchange contracts, included in Prepaid expenses and other current assets	$461	$—	$461	$—

Foreign exchange contracts, included in Accrued liabilities	$284	$—	$284	$—

November 30, 2015
Restricted trust, included in Other noncurrent assets
Mutual fund investments - equities	$352	$352	$—	$—
Mutual fund investments - bonds	363	363	—	—
Cash and equivalents	14	14	—	—
Total restricted trust	$729	$729	$—	$—

Filter Resources contingent earn-out, included in Accrued liabilities	$1,285	$—	$—	$1,285

Foreign exchange contracts, included in Prepaid expenses and other current assets	$418	$—	$418	$—

Foreign exchange contracts, included in Accrued liabilities	$40	$—	$40	$—

There were no changes in the fair value determination methods or significant assumptions used in those methods during the year ended November 30, 2016. There were no transfers between Level 1 and Level 2 and there were no transfers into or out of Level 3 during the years ended November 30, 2016 and 2015.  The Company's policy is to recognize transfers on the actual date of transfer. The restricted trust, which is used to fund certain payments for the Company’s U.S. combined nonqualified pension plans, consists of actively traded equity and bond funds.

The Company is liable for a contingent earn-out established in connection with the acquisition of FibeRio on March 7, 2016. This earn-out, which is payable to the former owners of FibeRio, was originally recorded at its estimated fair-value of $3,887, in Other long-term liabilities in the Consolidated Balance Sheet. The contingent liability for the earn-out will continue to be accounted for within Selling and administrative expenses and measured at fair value through the end of the earn-out period which ends five years from the acquisition date. The fair value measurement of the earn-out payment is based on an option pricing approach, which contains significant inputs not observed in the market and thus uses a Level 3 measurement.

The Company was liable for a contingent earn-out established in connection with the acquisition of Filter Resources on December 17, 2014. This earn-out, which was payable to the former owners of Filter Resources, was recorded at its estimated fair value of $1,285 at November 30, 2015 in Accrued liabilities in the Consolidated Balance Sheet. The contingent liability for the earn-out was accounted for and measured at fair value until the contingency was settled during the Company's fiscal year 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

for $6. The fair value measurement of the contingent earn-out payment was based on estimated adjusted earnings from certain capital projects, which represent significant inputs not observed in the market and thus represents a Level 3 measurement.

Fair Values of Financial Instruments

The fair values of the Company’s financial instruments, which are cash and cash equivalents, restricted cash, accounts receivable, the restricted trust, derivative instruments and accounts payable and accrued liabilities, approximated the carrying values of those financial instruments at both November 30, 2016 and 2015.  An expected present value technique is used to estimate the fair value of long-term debt, using a model that discounts future principal and interest payments at interest rates available to the Company at the end of the period for similar debt of the same maturity.  A fair value estimate of $281,827 and $403,821 for long-term debt at November 30, 2016 and 2015, respectively, is based on a Level 2 measurement using the current interest rates available to the Company for debt with similar remaining maturities.  The carrying value for the long-term debt at November 30, 2016 and 2015 is $285,453 and $405,156 respectively.

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

All derivatives are recognized on the balance sheet at fair value and classified based on the instrument's maturity date. The total notional amount of derivatives outstanding at November 30, 2016 and November 30, 2015 was $30,228 and $48,797, respectively, which consists of undesignated derivative instruments to manage translational foreign exchange risk related to inter-company advances, derivatives designated as cash flow hedges to hedge against the effect of exchange rate fluctuations on cash flows denominated in foreign currencies and derivatives designated as fair value hedges to manage the risk of changes in foreign currency exchange rates on certain firm sales commitments expected to be settled at future dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets at November 30, 2016 and 2015:

	2016	2015
Prepaid expenses and other current assets
Designated as hedging instruments:
Foreign exchange contracts	$277	$263
Unrecognized firm sales commitments	—	—
Total designated	$277	$263
Not designated as hedging instruments:
Foreign exchange contracts	184	155
Total not designated	$184	$155
Total derivatives	$461	$418

Accrued liabilities
Designated as hedging instruments:
Foreign exchange contracts	$—	$—
Unrecognized firm sales commitments	52	384
Total designated	$52	$384
Not designated as hedging instruments:
Foreign exchange contracts	284	40
Total not designated	$284	$40
Total derivatives	$336	$424

The following table presents the amounts affecting the Consolidated Statements of Earnings for the years ended November 30, 2016 and 2015:

	2016	2015
Fair value hedges
Foreign exchange contracts - Selling and administrative expenses	$(865)	$816
Unrecognized firm sales commitments - Selling and administrative expenses	979	(971)
Total designated	$114	$(155)

Not designated as hedges
Foreign exchange contracts - Selling and administrative expenses	$(658)	$24
Foreign exchange contracts - Other, net income (expense)	5,683	(854)
Total not designated	$5,025	$(830)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The total notional amount of foreign currency contracts designated as fair value hedges outstanding at November 30, 2016 was $1,569. The total notional amount of foreign currency contracts designated as fair value hedges outstanding at November 30, 2015 was $5,326. The cash flows associated with the periodic settlement of the Company's fair value hedges are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

The total notional amount of foreign currency contracts designated as cash flow hedges outstanding at November 30, 2016 and November 30, 2015 was $10,248 and $0, respectively. During 2016, the Company re-classified $108 from accumulated other comprehensive income to sales within the Consolidated Statement of Earnings. The Company had no cash flow hedges during any period in 2015.

Undesignated Derivative Instruments

The Company is exposed to changes in foreign currency exchange rates on certain inter-company advances. The Company may use foreign currency forward contracts to manage certain such risks. These forward contracts are not designated as hedging instruments under the accounting standards for derivatives and hedging. These undesignated instruments are recorded at fair value as an asset or liability on the Consolidated Balance Sheets and all realized and unrealized gains or losses on such foreign currency forward contracts are recognized in Other, net income on the Consolidated Statements of Earnings as incurred. The Company intends to settle the underlying inter-company advances in cash, therefore gains and losses on translation of the inter-company advances are also recognized in Other, net on the Consolidated Statements of Earnings as incurred. The cash flows associated with the periodic settlement of the Company's undesignated derivative instruments are reflected as a component of Cash flows from operating activities in the Consolidated Statements of Cash Flows.

The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of November 30, 2016 was $11,932. The total notional amount of such foreign currency contracts not designated as hedging instruments outstanding as of November 30, 2015 was $36,529. The Company recorded realized and unrealized gain of $5,962 on such forward currency contracts and losses of $5,217 on translation of the underlying inter-company advances during the year ended November 30, 2016 and recorded realized and unrealized losses of $854 on such forward currency contracts and losses of $179 on translation of the underlying inter-company advances during the year ended November 30, 2015.

Additionally, the total notional amount of foreign currency contracts de-designated as fair value hedges outstanding at November 30, 2016 was $6,479. The total notional amount of foreign currency contracts de-designated as fair value hedges outstanding as of November 30, 2015 was $7,212.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

H.    ACCRUED LIABILITIES

Accrued liabilities at November 30, 2016 and 2015 were as follows:

	2016	2015
Accrued salaries, wages and commissions	$21,707	$16,498
Pension and postretirement healthcare benefits liabilities	197	204
Compensated absences	8,566	8,672
Accrued insurance liabilities	8,065	9,928
Warranties	6,159	7,870
Customer deposits	15,631	25,036
Other accrued liabilities	34,569	38,202
	$94,894	$106,410

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

Warranties are recorded as a liability on the balance sheet and as charges to current expense for estimated normal warranty costs and, if applicable, for specific performance issues known to exist on products already sold.  The expenses estimated to be incurred are provided at the time of sale, or when a claim arises, and adjusted as needed, based primarily upon experience.  Changes in the Company’s warranty accrual for the years ended November 30, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Warranty accrual at beginning of period	$7,870	$9,405	$1,599
Accruals for warranties issued during the period	2,234	2,778	2,187
Adjustments related to business acquisitions	—	100	10,946
Adjustments related to pre-existing warranties	(2,456)	(2,116)	818
Settlements made during the period	(1,153)	(1,717)	(5,872)
Other adjustments, including currency translation	(336)	(580)	(273)
Warranty accrual at end of period	$6,159	$7,870	$9,405

I.    RESTRUCTURING

The Company recorded net restructuring charges across each segment of $4,356 during the twelve months ended November 30, 2016 of which $4,315 is included in Cost of sales and $41 is included in Selling and administrative expenses in the Consolidated Statements of Earnings. In fiscal 2015, the Company recorded restructuring charges across each segment of $5,629, $1,047 of which is included in Cost of sales and $4,582 of which is included in Selling and administrative expenses in the Consolidated Statements of Earnings. The restructuring charges in 2015 consisted primarily of severance and other employee termination benefits. The restructuring expenses in 2016 consisted primarily of severance and other employee terminations benefits, facility closures costs including lease termination costs related to the exit of operating facilities, related to efforts to more closely align operating expenses with the Company’s long-term strategic initiatives and macroeconomic business conditions, and other upfront costs in connection with cost reduction initiatives. Substantially all of these costs are expected to be settled in cash. Approximately $2,453 of the restructuring charges are included in Accrued liabilities in the Consolidated Balance Sheet at November 30, 2016, all of which are expected to be paid out in 2017. Approximately $4,042 of the restructuring charges are included in Accrued liabilities in the Consolidated Balance Sheet at November 30, 2015, substantially all of which were paid out in 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

J.    LONG-TERM DEBT

Long-term debt at November 30, 2016 and 2015 consisted of the following:

	2016	2015
Credit Facility:
Revolving Credit Facility	$85,000	$197,000
Term Loans	192,500	200,000
Industrial Revenue Bonds, at weighted average interest rates of 0.64% and 0.30%, respectively, at November 30, 2016 and 2015	7,410	7,410
Other long-term debt	543	746
Total long-term debt	$285,453	$405,156

Current portion of long-term debt	$17,700	$7,788
Long-term debt, less current portion	$267,753	$397,368

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

At November 30, 2016, there was $192,500 of outstanding Term Loans with a weighted average interest rate of approximately 1.73%, there was $85,000 outstanding on the Revolving Credit Facility, and the Company had a remaining borrowing capacity of $407,590. The Credit Facility includes a $50,000 letter of credit sub-facility, against which $7,410 and $7,521 in letters of credit had been issued at November 30, 2016 and 2015, respectively.

As of November 30, 2016 and 2015, industrial revenue bonds issued by the Company include $7,410 issued in cooperation with the Campbellsville-Taylor County Industrial Development Authority (Kentucky) due May 1, 2031. The interest rates on these bonds are reset weekly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Principal maturities of long-term debt as of November 30, 2016 and for the next five fiscal years ending November 30 are as follows:

2017	$17,700
2018	20,122
2019	20,079
2020	220,061
2021	9
Thereafter	7,482
$285,453

K.    LEASES

The Company has various lease agreements for offices, warehouses, manufacturing plants and equipment that expire on various dates through December 2034.  Some of these lease agreements contain renewal options and provide for payment of property taxes, utilities and certain other expenses. The following table summarizes rent expense for the past three fiscal years and commitments for minimum rentals under noncancelable leases having initial or remaining terms in excess of one year at November 30, 2016.

Rent expense for the years ended:
2016	$20,436
2015	20,482
2014	20,251

Future minimum rentals under noncancelable leases:
2017	$12,944
2018	8,828
2019	7,192
2020	4,395
2021	3,125
Thereafter	6,112

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

The Company’s policy is to contribute to its qualified U.S. and non-U.S. pension plans at least the minimum amount required by applicable laws and regulations, to contribute to the U.S. combined nonqualified plans when required for benefit payments, and to contribute to the postretirement healthcare benefit plan an amount equal to the benefit payments.  The Company, from time to time, makes voluntary contributions in excess of the minimum amount required as economic conditions warrant.  During 2016, 2015 and 2014, the Company made no voluntary contributions to its qualified U.S. pension plans. The Company expects to contribute $0 to its U.S. qualified plans, $157 to its U.S. combined nonqualified plans, $318 to its non-U.S. plan and $39 to its postretirement healthcare benefit plan to pay benefits during 2017.

The projected benefit obligation ("PBO"), accumulated benefit obligation (“ABO”) and fair value of plan assets for qualified pension plans with PBOs and ABOs in excess of plan assets were $196,898, $193,373 and $162,231, respectively, at November 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The U.S. combined nonqualified plans are unfunded; therefore, there are no plan assets. However, the Company had funded $592 and $729 at November 30, 2016 and 2015, respectively, into a restricted trust for its U.S. combined nonqualified plans, see Note F.  This trust is included in Other noncurrent assets in the Consolidated Balance Sheets.  The PBO and ABO for the U.S. combined nonqualified plans were $2,000 and $1,884, at November 30, 2016, respectively.

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

The following tables show reconciliations of the changes in benefit obligations and plan assets for our pension plans and other postretirement benefits plan as of November 30, 2016 and 2015.  The accrued pension benefit obligation includes an unfunded benefit obligation of $2,000 and $2,041 as of November 30, 2016 and 2015, respectively, related to the Company’s U.S. combined nonqualified plans.

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$195,516	$204,982	$341	$397
Currency translation	(1,711)	(450)	—	—
Service cost	1,481	1,905	—	—
Interest cost	6,197	7,676	8	12
Plan participants' contributions	15	18	—	—
Curtailment	—	(2,193)	—	—
Actuarial (gains) losses	5,915	(8,209)	(64)	(78)
Benefits paid	(8,514)	(8,213)	(38)	(180)
Retiree contributions	—	—	47	190
Benefit obligation at end of year	$198,899	$195,516	$294	$341

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Change in plan assets
Fair value of plan assets at beginning of year	$164,488	$172,280	$—	$—
Currency translation	(1,656)	(428)	—	—
Actual return on plan assets	7,621	343	—	—
Employer contributions	277	488	38	180
Plan participants' contributions	15	18	—	—
Benefits paid	(8,514)	(8,213)	(38)	(180)
Fair value of plan assets at end of year	$162,231	$164,488	$—	$—
Funded status	$(36,668)	$(31,028)	$(294)	$(341)

Accumulated benefit obligation at end of year	$195,257	$191,849	n/a	n/a

Assumptions:
Discount rate - benefit obligations - qualified plans	3.80%	4.00%	3.25%	3.25%
Discount rate - service cost - qualified plans	3.47%	4.00%	n/a	3.25%
Discount rate - interest cost - qualified plans	3.23%	4.00%	2.53%	3.25%
Discount rate - benefit obligations - nonqualified plans	3.38%	3.25%	n/a	n/a
Discount rate - service cost - nonqualified plans	2.32%	3.25%	n/a	n/a
Discount rate - interest cost - nonqualified plans	2.67%	3.25%	n/a	n/a
Rate of compensation increase - qualified plans	4.00%	4.00%	n/a	n/a
Rate of compensation increase - nonqualified plans	4.00%	4.00%	n/a	n/a
Measurement date	11/30/2016	11/30/2015	11/30/2016	11/30/2015

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Amounts recognized in the Consolidated Balance Sheets as of November 30
Accounts payable and accrued liabilities	$(157)	$(159)	$(40)	$(47)
Long-term pension and postretirement healthcare benefits liabilities	(36,511)	(30,869)	(254)	(294)
Funded status	$(36,668)	$(31,028)	$(294)	$(341)

Accumulated other comprehensive loss, pre-tax	$62,974	$58,137	$(1,060)	$(1,214)

Amounts recognized in Accumulated Other Comprehensive Loss, as of November 30
Unrecognized net actuarial loss (gain)	$62,974	$58,136	$(832)	$(864)
Unrecognized net prior service credit	—	1	(228)	(350)
Accumulated other comprehensive loss, pre-tax	62,974	58,137	(1,060)	(1,214)
Deferred taxes	(23,127)	(21,380)	364	423
Accumulated other comprehensive loss, after-tax	$39,847	$36,757	$(696)	$(791)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The amounts affecting Accumulated other comprehensive loss for the years ended November 30, 2016 and 2015 are as follows:

	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Amortization of prior service (cost) credit, net of tax of $0, $(2) and $(42), $(43), respectively	$(1)	$—	$81	$79
Amortization of actuarial (losses) gains, net of tax of $1,401, $1,351 and $(32), $(30), respectively	(2,485)	(2,324)	62	57
Current year actuarial losses (gains), net of tax of $(3,159), $(1,081) and $21, $27, respectively	5,498	1,827	(40)	(51)
Curtailment gain, net of tax of $0, $797 and $0, $0, respectively	—	(1,396)	—	—
Effect of change in deferred tax rate	41	150	(8)	(6)
Total	$3,053	$(1,743)	$95	$79

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

As of the November 30 measurement dates, the fair values of actual pension asset allocations were as follows:

	2016	2015
Equity securities	41.7%	40.3%
Fixed income securities	57.9%	59.2%
Cash and cash equivalents	0.4%	0.5%
	100.0%	100.0%

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3).  See Note F for a discussion of the fair value hierarchy.  The following table summarizes the fair value of the pension plans’ assets.

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2016
U.S. equity securities funds	$37,600	$37,600	$—	$—
Non-U.S. equity securities funds	30,055	30,055	—	—
Fixed income securities funds	93,949	93,949	—	—
Cash and equivalents funds	627	627	—	—
Fair value of plan assets	$162,231	$162,231	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Fair Value Measurements at Reporting Date
	Total	Level 1	Level 2	Level 3
November 30, 2015
U.S. equity securities funds	$45,744	$45,744	$—	$—
Non-U.S. equity securities funds	20,466	20,466	—	—
Fixed income securities funds	97,373	97,373	—	—
Cash and equivalents funds	625	625	—	—
Total	$164,208	$164,208	$—	$—
Other items to reconcile to fair value of plan assets	280
Fair value of plan assets	$164,488

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

Other items to reconcile to fair value of plan assets are the net of interest receivable, amounts due for securities sold, amounts payable for securities purchased and interest payable.

The Company had no Level 2 or Level 3 assets for the years ended November 30, 2016 and 2015, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

	Pension Benefits
	2016	2015	2014
Components of net periodic benefit cost
Service cost	$1,481	$1,905	$1,990
Interest cost	6,197	7,676	7,704
Expected return on plan assets	(10,326)	(11,567)	(11,306)
Settlement costs	—	—	—
Curtailment	—	1	—
Amortization of unrecognized:
Prior service cost	1	(4)	(10)
Net actuarial loss	3,817	3,676	2,884
Net periodic benefit cost	$1,170	$1,687	$1,262

Assumptions:
Discount rate - benefit obligations - qualified plans	3.97%	3.75%	4.50%
Discount rate - service cost - qualified plans	3.64%	3.75%	4.50%
Discount rate - interest cost - qualified plans	3.28%	3.75%	4.50%
Discount rate - benefit obligations - nonqualified plans	3.36%	3.00%	3.25%
Discount rate - service cost - nonqualified plans	2.49%	3.00%	3.25%
Discount rate - interest cost - nonqualified plans	2.59%	3.00%	3.25%
Expected return on plan assets	6.50%	7.00%	7.50%
Rate of compensation increase - qualified plans	4.00%	4.00%	4.00%
Rate of compensation increase - nonqualified plans	4.00%	4.00%	4.00%
Measurement date - qualified plans	11/30/2015	11/30/2014	11/30/2013
Measurement date - nonqualified plans	11/30/2015	11/30/2014	11/30/2013

For the determination of 2017 expense, the Company changed its assumptions as follows: (a) decreased the long-term expected return on assets for its qualified plans to 5.50%, (b) decreased the discount rates on its qualified plans, (c) left the rate of compensation increase unchanged, and (d) continued using mortality assumptions reflective of the 2014 Society of Actuaries ("SOA") mortality study, updated to reflect the SOA's latest projection scale, more specifically the RP 2014 blend with MP-2016 mortality improvement scale.  For its U.S. combined nonqualified plans, the Company increased the discount rate and left the rate of compensation increase unchanged.

The changes in the fair value of plan assets, plan liabilities and in the assumptions will result in a net increase in fiscal year 2017 expense of approximately $1,952 for the qualified U.S. pension plans. The Company also expects a net increase of approximately $7 for the U.S. combined nonqualified plans in fiscal year 2017.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The components of net periodic benefit income for postretirement healthcare benefits are shown below.

	Other Postretirement Benefits
	2016	2015	2014
Components of net periodic benefit income
Interest cost	$8	$12	$10
Amortization of unrecognized:
Prior service cost	(123)	(122)	(122)
Net actuarial gain	(94)	(87)	(147)
Net periodic benefit income	$(209)	$(197)	$(259)

Assumptions:
Discount rate - benefit obligations	3.29%	3.25%	3.00%
Discount rate - service cost	n/a	n/a	n/a
Discount rate - interest cost	2.41%	3.25%	3.00%
Measurement date	11/30/2015	11/30/2014	11/30/2013

The Company froze participation in the postretirement healthcare plan to eligible retirees effective January 1, 2007.  As a result, unrecognized prior service costs of $1,708 are being amortized over the average remaining years of service for active plan participants.  The Company expects to decrease its discount rate assumption at 3.25% in 2017 for its other postretirement benefits plan, which will not significantly affect the fiscal year 2017 expense.

The estimated amounts that will be amortized from Accumulated other comprehensive loss at November 30, 2016 into net periodic benefit cost, pre-tax, in fiscal year 2017 are as follows:

	Pension Benefits	Other Postretirement Benefits
Prior service credit	$—	$(123)
Actuarial loss (gain)	4,325	(96)
Total	$4,325	$(219)

The expected cash benefit payments from the plans for the next ten fiscal years are as follows:

	Pension Benefits	Other Postretirement Benefits
2017	$8,941	$39
2018	9,272	36
2019	9,610	32
2020	9,987	29
2021	11,128	26
2022-2026	59,972	95

The Company also sponsors various defined contribution plans that provide employees with an opportunity to accumulate funds for their retirement.  The Company may match, at its discretion, the contributions of participating employees in the respective plans.  The Company recognized expense related to these plans for the past three fiscal years as follows:

2016	$7,563
2015	7,171
2014	7,945

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

M.    INCOME TAXES

The following is a reconciliation of the beginning and ending amount of gross unrecognized tax benefits for uncertain tax positions, including positions which impact only the timing of tax benefits for the years ended November 30, 2016, 2015 and 2014.

	2016	2015	2014
Unrecognized tax benefits at December 1,	$3,859	$2,487	$2,155
Additions for current period tax positions	571	388	465
Additions related to acquired tax positions	—	1,052	—
Additions for prior period tax positions	—	321	40
Reductions for prior period tax positions	—	—	—
Reductions for lapse of statute of limitations/settlements	(420)	(401)	(240)
Changes in interest and penalties	64	12	67
Unrecognized tax benefits at November 30,	$4,074	$3,859	$2,487

At November 30, 2016 and 2015, the amount of unrecognized tax benefit, that would impact the effective tax rate if recognized, was $3,117 and $2,797, respectively.  As of November 30, 2016 and 2015, the Company had $323 and $281, respectively, accrued for the payment of interest and penalties.

The Company believes it is reasonably possible that the total amount of unrecognized tax benefits as of November 30, 2016, will decrease by $286 over the next twelve months as a result of expected settlements with taxing authorities or the lapse of the statute of limitations in certain jurisdictions.  Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of settlements it is possible that there could be other significant changes in the amount of unrecognized tax benefits in fiscal year 2017; however, the amount cannot be estimated.

The Company is regularly audited by federal, state and foreign tax authorities.  The Company's Federal tax returns for fiscal years 2013 and later remain open to examination by the Internal Revenue Service.  With few exceptions, the Company is no longer subject to income tax examinations by state or foreign tax jurisdictions for fiscal years 2011 and earlier.

The provision for income taxes consisted of:

	2016	2015	2014
Current:
Federal	$34,323	$51,116	$56,764
State	4,070	5,515	4,760
Foreign	9,780	10,209	10,112
Deferred:
Federal	11,965	(1,923)	(4,102)
State	(1,283)	(1,051)	(359)
Foreign	3,361	(814)	205
	$62,216	$63,052	$67,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Earnings before income taxes and noncontrolling interests included the following components:

	2016	2015	2014
Domestic income	$151,921	$160,287	$166,101
Foreign income	49,685	37,678	45,462
	$201,606	$197,965	$211,563

The provision for income taxes resulted in effective tax rates that differ from the statutory federal income tax rates.  The reasons for these differences are as follows:

	Percent of Pre-Tax Earnings
	2016	2015	2014
Statutory U.S. tax rates	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	1.3	1.3
Tax credits	(1.0)	(0.7)	(0.2)
Foreign taxes at different rates, net of credits	(2.4)	(1.9)	(2.3)
Domestic production activities deduction	(2.1)	(2.8)	(2.7)
Other, net	0.7	1.0	0.7
	30.9%	31.9%	31.8%

Our effective tax rate in 2016 was 30.9% compared with 31.9% in 2015. This decrease was primarily driven by a change in assertion on the permanent reinvestment of foreign earnings in the current year as well as the favorable impact of the renewed research and development tax credit during the current year, partially offset by the non-deductibility of certain transaction costs related to the pending Parker-Hannifin transaction.

The components of the net deferred tax liability as of November 30, 2016 and 2015 were as follows:

	2016	2015	2014
Deferred tax assets:
Deferred compensation	$8,335	$11,294	$9,074
Loss carryforward and tax credit items	22,834	30,507	19,620
Accounts receivable	6,245	7,842	6,538
Inventories	6,397	6,390	5,484
Pensions	11,604	9,619	10,019
Accrued liabilities and other	6,665	7,427	6,999
Valuation allowance	(10,497)	(10,855)	(1,268)
Total deferred tax assets, net	51,583	62,224	56,466
Deferred tax liabilities:
Percentage of completion	(524)	(1,866)	(740)
Plant assets	(28,845)	(22,615)	(24,818)
Goodwill and acquired intangible assets	(93,907)	(98,713)	(97,179)
Other deferred tax liabilities	(297)	(287)	(230)
Total deferred tax liabilities	(123,573)	(123,481)	(122,967)
Deferred tax liability, net	$(71,990)	$(61,257)	$(66,501)

The Company acquired approximately $70,220 of federal net operating loss carryforwards and $2,365 of general business credit carryforwards with the acquisition of the Stanadyne Business on May 1, 2014. The utilization of the acquired federal loss carryforwards is subject to annual limitations of approximately $21,000 based on restrictions under Section 382 of the Internal Revenue Code. As such, the Company has approximately $16,151 of federal loss carryforwards and all of the federal credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

carryforwards remaining as of November 30, 2016, which will expire in 2031 through 2033. The Company also acquired approximately $26,685 of capital loss carryforwards, of which $25,071 are remaining as of November 30, 2016 and which are subject to a full valuation allowance as the Company does not anticipate that such carryforwards will be utilized prior to their expiration in 2018.

The remaining balance of deferred tax asset for loss carryforwards and tax credits available as of November 30, 2016 consists of U.S. foreign tax credit carryforwards as well as foreign and state loss and credit carryforward amounts, of which $2,268 expires in 2017 through 2029 and $3,802 may be carried over indefinitely.

The Company decreased the valuation allowance by $358 in 2016 and increased the valuation allowance by $9,587 in 2015 and by $166 in 2014. The decrease during the current year reflects partial utilization of federal capital loss carryforwards, partially offset by the generation of foreign loss carryforwards that are not expected to be utilized. This net decrease during 2016 was all recorded through income tax expense during the year.  The valuation allowance increase in 2015 was primarily generated by the capital loss carryforwards acquired and finalized from the pre-acquisition filings of the Stanadyne Business. As such, $9,340 of the increase in the valuation allowance in 2015 was recorded as part of the finalization of purchase accounting for the Stanadyne business, with the remainder of the change in valuation allowance during 2015 recorded through income tax expense. The valuation allowance reflects the estimated amount of deferred tax assets due to federal capital loss carryforwards, foreign net operating losses and other foreign and state temporary differences that may not be realized.  The Company expects to realize the remaining deferred tax assets through the reversal of taxable temporary differences and future earnings.

The Company repatriated $23,100, $26, and $17, respectively, of accumulated foreign earnings in 2016, 2015, and 2014. In June of 2016, management reversed its permanent reinvestment assertion with respect to the amount of foreign earnings that have already been subject to U.S. tax under the Subpart F rules of the Internal Revenue Code. This reconsideration was based on a number of factors, including the receipt of foreign withholding tax exemptions based on legal entity restructuring that the Company had undertaken in the prior year, the potential impact that recently finalized debt-equity tax regulations in the U.S. may have on the ability to repatriate earnings in the future, and consideration of the uncertainty with respect to the volatility of foreign currencies, particularly with the vote by the United Kingdom to leave the European Union. Based on this analysis, the Company repatriated $23,100 of previously taxed foreign earnings during the current year and has approximately $4,500 of previously taxed earnings remaining in foreign jurisdictions which may be repatriated in the future. The change in assertion for these foreign earnings resulted in a tax benefit of approximately $1,176 that was recorded in 2016 based on the cumulative foreign exchange movement for these earnings in prior periods. All current and future tax impacts of foreign exchange adjustments to these earnings will be recorded as a cumulative translation adjustment on an ongoing basis.

The Company continues to reinvest its remaining foreign earnings that have not been subject to US taxation in overseas operations for an indefinite duration and utilizes such earnings for continued growth and expansion in existing or new markets. As such, the Company has not provided deferred taxes on unremitted foreign earnings from certain foreign affiliates of approximately $227,805 that are intended to be indefinitely reinvested to finance operations and expansion outside the United States.  If such earnings were distributed beyond the amount for which taxes have been provided, foreign tax credits could offset in part any incremental U.S. tax liability.  Determination of the unrecognized deferred taxes related to these undistributed earnings is not practicable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

3M timely exercised its automatic right to appeal the District Court's judgment to the U.S. Court of Appeals for the Federal
Circuit. On February 10, 2016, the Court of Appeals issued a unanimous decision upholding the lower court's rulings in all respects. Following this ruling, on March 7, 2016, 3M agreed to pay TransWeb $27,250 in full and final satisfaction of the judgment and applicable interest and to forgo any further rights of appeal, and TransWeb and the Company agreed not to seek any further recoveries from 3M with respect to this matter. 3M made the required payment on March 9, 2016, and the parties jointly filed a stipulated satisfaction of judgment with the District Court on March 14, 2016, concluding this matter. The Company recorded the payment in Other, net in the Consolidated Statements of Earnings.

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

Other Contingencies

In the event of a change in control of the Company, including in connection with the pending Parker-Hannifin transaction, termination benefits are likely to be required for certain executive officers and other employees. The range of the termination benefits could vary significantly and thus are not estimable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

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

The following table summarizes information related to stock options and stock option exercises during the years ended November 30, 2016, 2015 and 2014.

	2016	2015	2014
Pre-tax compensation expense	$3,317	$5,588	$5,025
Deferred tax benefits	(1,202)	(1,955)	(1,834)
Excess tax benefits associated with tax deductions over the amount of compensation expense recognized in the consolidated financial statements	2,006	1,032	2,668
Fair value of options granted	2,144	3,213	5,186
Total intrinsic value of options exercised	13,687	4,328	9,696
Cash received upon exercise of options	32,850	6,608	10,738
Addition to capital in excess of par value due to exercise of stock options	34,080	7,464	13,084

The following table summarizes activity with respect to nonqualified stock options granted by the Company and includes options granted under the 2014, 2009, 2004 and 1994 Incentive Plans.

	2016		2015		2014
	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price	Options Granted under Incentive Plans	Weighted Average Exercise Price
Outstanding at beginning of year	2,422,538	$48.46	2,310,720	$45.71	2,208,314	$40.76
Granted	296,500	$46.45	314,000	$63.09	450,700	$61.49
Exercised	(782,237)	$42.34	(179,071)	$37.99	(322,473)	$33.30
Surrendered	(59,998)	$53.94	(23,111)	$53.09	(25,821)	$52.47
Outstanding at end of year	1,876,803	$50.52	2,422,538	$48.46	2,310,720	$45.71

Exercisable at end of year	1,191,300	$48.39	1,584,513	$43.44	1,409,359	$40.70

At November 30, 2016, there was $2,041 of unrecognized compensation cost related to nonvested option awards which the Company expects to recognize over a weighted-average period of 2.25 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table summarizes information about the Company’s outstanding and exercisable options at November 30, 2016.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years	Number	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life in Years
$25.31 - $36.48	202,382	$32.64	$10,084	2.22	202,382	$32.64	$10,084	2.22
$42.86 - $49.91	1,009,775	$46.38	36,432	6.41	663,362	$46.47	23,876	5.28
$55.01 - $63.22	664,646	$62.26	13,423	7.51	325,556	$62.11	6,624	7.41
	1,876,803	$50.52	$59,939	6.35	1,191,300	$48.39	$40,584	5.34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions by grant year.

	2016	2015	2014
Weighted average fair value per option at the date of grant for options granted	$7.23	$10.23	$11.51
Risk-free interest rate	1.46%	1.31%	1.55%
Expected dividend yield	1.89%	1.27%	1.10%
Expected volatility factor	20.40%	19.50%	21.38%
Expected option term in years	5.00	5.00	5.00

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

Restricted Stock Unit Awards

The Company’s restricted stock  unit awards are considered nonvested share awards.  The restricted stock unit awards require no payment from the employee.  Compensation cost is recorded based on the market price of the stock on the grant date and is recorded equally over the vesting period (generally four years).  During the vesting period, officers and key employees receive cash compensation equal to the amount of dividends declared on common shares they would have been entitled to receive had the shares been issued.  Upon vesting, employees may elect to defer receipt of their shares.  There were 8,873 and 14,520 shares which were vested and deferred at November 30, 2016 and 2015.

The following table summarizes information related to restricted stock unit awards during the years ended November 30, 2016, 2015 and 2014.

	2016	2015	2014
Pre-tax compensation expense	$1,969	$2,530	$1,373
Deferred tax benefits	(714)	(885)	(501)
Excess tax (expense) benefit associated with tax deductions (under) over the amount of compensation expense recognized in the consolidated financial statements	(109)	215	101
Fair value of restricted stock unit awards on date of grant	2,954	3,208	1,524
Fair value of restricted stock unit awards vested	1,696	1,530	893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table summarizes the restricted stock unit awards.

	2016		2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	71,592	$60.09	51,012	$53.12	48,044	$45.18
Granted	63,605	$46.45	50,740	$63.22	24,808	$61.42
Vested	(29,428)	$57.62	(28,704)	$53.30	(20,156)	$44.29
Surrendered	(4,993)	$54.76	(1,456)	$58.84	(1,684)	$54.36
Nonvested at end of year	100,776	$52.47	71,592	$60.09	51,012	$53.12

As of November 30, 2016, there was $2,670 of total unrecognized compensation cost related to restricted stock unit awards that the Company expects to recognize over a weighted-average period of 2.80 years.

Restricted Stock Unit Awards with Performance Conditions

In 2015, performance awards were issued to officers and certain key employees as an incentive to achieve revenue growth and operating profit margin goals over a three-year period. The awards are in the form of restricted stock units, which vest at the end of the three-year period if the specified sales growth and operating profit margin goals are achieved. These restricted stock unit awards are considered nonvested share awards. The restricted stock unit awards require no payment from the employee. Fair value of the restricted stock units is determined based on the market price of the stock on the grant date. Compensation cost is recorded equally over the three-year period in which the stock units are earned, based on a periodic determination of the probable performance outcome. There were no vested shares at November 30, 2016, 2015 or 2014, respectively.

The following table summarizes information related to restricted stock unit awards with performance conditions during the years ended November 30, 2016, 2015 and 2014.

	2016	2015	2014
Pre-tax compensation expense	$—	$—	$—
Deferred tax benefits	—	—	—
Excess tax (expense) benefit associated with tax deductions (under) over the amount of compensation expense recognized in the consolidated financial statements	—	—	—
Fair value of restricted stock unit awards on date of grant	—	5,857	—
Fair value of restricted stock unit awards vested	—	—	—

The following table summarizes the restricted stock unit awards with performance conditions.

	2016		2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	92,650	$63.22	—	$—	—	$—
Granted	—	$—	92,650	$63.22	—	$—
Vested	—	$—	—	$—	—	$—
Surrendered	(15,579)	$63.22	—	$—	—	$—
Nonvested at end of year	77,071	$63.22	92,650	$63.22	—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

At November 30, 2016, there was $4,872 of total unrecognized compensation cost related to restricted stock unit awards with performance conditions. The Company does not currently expect to recognize any of this compensation cost, based on the probable performance outcome.

Directors' Restricted Stock Compensation

The incentive plans provide for grants of shares of common stock to all non-employee directors for annual incentive awards, and for grants of shares of common stock to all non-employee directors equal to a one-year annual retainer in lieu of cash at the directors’ option. The directors’ rights to the shares vest immediately on the date of grant; however, shares issued on annual retainer fees cannot be sold for a six-month period from the date of grant.  The following table summarizes information related to directors' stock compensation during the years ended November 30, 2016, 2015 and 2014.

	2016	2015	2014
Pre-tax compensation expense	$1,221	$975	$880
Shares of Company common stock issued under the plans	21,306	15,261	15,400

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan which allows employees to purchase stock at a discount of 5%.  Effective January 1, 2006, the plan was amended to be in compliance with safe harbor rules so that the plan is not compensatory, and no expense is recognized related to the plan.  The Company issued stock under this plan with fair value upon issuance as follows during the years ended November 30, 2016, 2015 and 2014.

	2016	2015	2014
Company stock issued under the plan	$1,225	$1,498	$1,338

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

The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share:

	2016	2015	2014
Weighted average number of shares outstanding	48,690,560	49,981,118	50,405,549
Dilutive effect of stock-based arrangements	369,198	448,336	465,700
Weighted average number of diluted shares outstanding	49,059,758	50,429,454	50,871,249

Net earnings attributable to CLARCOR Inc.	$139,266	$134,704	$144,084

Net earnings per common share attributable to CLARCOR Inc. - Basic	$2.86	$2.70	$2.86
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$2.84	$2.67	$2.83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

The following table provides additional information regarding the calculation of earnings per share and stock repurchase activity.

	2016	2015	2014
Number of antidilutive options with exercise prices greater than the average market price excluded from the computation of dilutive earnings per share	728,352	733,413	441,033
Common stock repurchased and retired pursuant to the Company's stock repurchase program	$73,901	$70,777	$32,822
Number of shares repurchased and retired pursuant to the Company's stock repurchase program	1,385,401	1,331,941	535,703

On June 27, 2016, upon the expiry of the previous three-year repurchase program, the Company’s Board of Directors authorized a $250 million stock repurchase program of our common stock in the open market and through private transactions over a three-year period. Pursuant to the new authorization, the Company may purchase shares from time to time in the open market or through privately negotiated transactions through June 30, 2019.  The Company has no obligation to repurchase shares under the authorization, and the timing, actual number and values of shares to be purchased will depend on the Company’s stock price, general economic and market conditions and other factors (including the pending Parker-Hannifin transaction and the restrictions set forth in the Parker-Hannifin merger agreement).  The Company had remaining authorization of approximately $219,338 to repurchase shares as of November 30, 2016, under its current stock program.

Q.    SEGMENT INFORMATION

Based on the economic characteristics of the Company’s business activities, the nature of products, customers and markets served and the performance evaluation by management and the Company’s Board of Directors, the Company has identified three reportable segments for the periods presented herein: Engine/Mobile Filtration, Industrial/Environmental Filtration and, formerly, Packaging.

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

Net sales represent sales to unaffiliated customers.  Intersegment sales were not material.  No single customer accounted for 10% or more of the Company’s consolidated sales for the years ended November 30, 2016, 2015 and 2014.  Unallocated amounts within Other income (expense), net consist of interest expense, interest income and other non-operating income and expense items.  Assets are those assets used in each business segment.  Corporate assets consist of cash, deferred income taxes, corporate facility and equipment and various other assets that are not specific to an operating segment.  Corporate depreciation and amortization is allocated to the reportable operating segments. The Company operates as a consolidated entity, including cooperation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

between segments, cost allocating and sharing of certain assets.  As such, the Company makes no representation, that if operated on a standalone basis, these segments would report net sales, operating profit and other financial data reflected below.

The following tables provide segment data for the years ended November 30, 2016, 2015 and 2014:

	2016	2015	2014
Net sales:
Engine/Mobile Filtration	$586,029	$605,474	$603,805
Industrial/Environmental Filtration	803,544	834,643	833,100
Packaging	—	40,909	75,949
	$1,389,573	$1,481,026	$1,512,854
Operating profit:
Engine/Mobile Filtration	$103,056	$108,259	$122,365
Industrial/Environmental Filtration	77,832	87,545	83,351
Packaging	—	2,143	4,712
	180,888	197,947	210,428
Other income (expense), net	20,718	18	1,135
Earnings before income taxes	$201,606	$197,965	$211,563

	2016	2015	2014
Identifiable assets:
Engine/Mobile Filtration	$734,834	$771,120	$781,204
Industrial/Environmental Filtration	947,409	1,028,793	1,022,996
Packaging	—	—	41,817
Corporate	56,849	18,543	42,752
	$1,739,092	$1,818,456	$1,888,769
Additions to property, plant and equipment:
Engine/Mobile Filtration	$9,610	$33,374	$46,496
Industrial/Environmental Filtration	8,933	14,024	20,215
Packaging	—	300	1,989
Corporate	16,219	18,861	4,884
	$34,762	$66,559	$73,584
Depreciation and amortization:
Engine/Mobile Filtration	$25,821	$24,349	$18,170
Industrial/Environmental Filtration	29,365	29,661	28,789
Packaging	—	1,418	2,438
Corporate	3,416	1,175	1,030
	$58,602	$56,603	$50,427

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Financial data relating to the geographic areas in which the Company operates are shown for the years ended November 30, 2016, 2015 and 2014.  Net sales by geographic area are based on sales to final customers within that region.

	2016	2015	2014
Net sales:
United States	$944,256	$1,044,459	$1,027,028
Europe	152,699	152,551	165,446
Asia	144,117	130,457	146,859
Other International	148,501	153,559	173,521
	$1,389,573	$1,481,026	$1,512,854
Property, plant and equipment, at cost, less accumulated depreciation:
United States	$251,200	$251,650	$238,413
Europe	20,262	23,646	24,783
Asia	10,285	11,703	11,466
Other International	12,855	14,020	13,694
	$294,602	$301,019	$288,356

R.    SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table provides unaudited quarterly data for 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Net sales	$316,272	$364,968	$331,387	$376,947
Gross profit	100,901	121,861	114,401	124,736
Net earnings	21,190	53,371	35,784	29,044
Net earnings attributable to CLARCOR Inc.	21,163	53,354	35,749	29,000
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.43	$1.10	$0.73	$0.60
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.43	$1.09	$0.73	$0.59
Dividends declared and paid per common share	$0.2200	$0.2200	$0.2200	$0.2500
2015
Net sales	$351,123	$399,799	$357,557	$372,547
Gross profit	112,975	133,610	119,755	122,289
Net earnings	26,737	38,573	36,509	33,094
Net earnings attributable to CLARCOR Inc.	26,709	38,497	36,445	33,053
Net earnings per common share attributable to CLARCOR Inc. - Basic	$0.53	$0.77	$0.73	$0.67
Net earnings per common share attributable to CLARCOR Inc. - Diluted	$0.53	$0.76	$0.72	$0.67
Dividends declared and paid per common share	$0.2000	$0.2000	$0.2000	$0.2200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except share data)

Comparability between quarters is impacted by a gain on legal settlement from 3M of $27,250 in the Second Quarter of 2016 (see Note N) and a gain of approximately $12,131 related to the disposal of J.L. Clark in the Third Quarter of 2015 (see Note C).

CLARCOR Inc.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended November 30, 2016, 2015 and 2014
(Dollars in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts		Deductions		Balance at end of period
2016:
Allowance for losses on accounts receivable	$14,765	$(1,451)	$(811)	(A)	$(1,910)	(B)	$10,593
2015:
Allowance for losses on accounts receivable	$10,811	$5,566	$(422)	(A)	$(1,190)	(B)	$14,765
2014:
Allowance for losses on accounts receivable	$9,183	$1,583	$802	(A)	$(757)	(B)	$10,811

NOTES:
(A) Due to business acquisitions, reclassifications and currency translation.
(B) Bad debts written off during year, net of recoveries.